Form 10-K
period 2003-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2004-03-12
CIK 1259429

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER: 0-50398

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                 20-0188736
       (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
         8 SOUND SHORE DRIVE
             GREENWICH, CT                                06830
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 983-5275

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                             Common Stock, par value
                                 $0.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2)   Yes [ ]   No [X].

         The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2003, based on the closing price on that date of $15.55 on the Nasdaq National Market, was $151,833,310. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 10,000,100 shares of the Registrant's common stock outstanding as of March 8, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.
================================================================================

                       TECHNOLOGY INVESTMENT CAPITAL CORP.

                          FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
                                                        PART I

Item 1.    Business.............................................................................................   1
Item 2.    Properties...........................................................................................  19
Item 3.    Legal Proceedings....................................................................................  19
Item 4.    Submission of Matters to a Vote of Security Holders..................................................  19

                                                          PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
             Securities.........................................................................................  20
Item 6.    Selected Financial Data..............................................................................  21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................  22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...........................................  25
Item 8.    Financial Statements and Supplementary Data..........................................................  25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................  35
Item 9A.   Controls and Procedures..............................................................................  35

                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant...................................................  35
Item 11.   Executive Compensation...............................................................................  35
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters...............................................................................  36
Item 13.   Certain Relationships and Related Transactions.......................................................  36
Item 14.   Principal Accountant Fees and Services...............................................................  36

                                                          PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................  37


Signatures



                                     PART I

Item 1. Business

Technology Investment Capital Corporation ("TICC" or "the Company") is a specialty finance company that was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003. TICC is a closed-end, non-diversified investment company that is a business development company under the Investment Company Act of 1940 (the "1940 Act"). We completed our initial public offering on November 26, 2003. We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of technology-related companies. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans. Our headquarters are in Greenwich, Connecticut.

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Technology-related companies include companies in the following businesses: computer hardware and software, networking systems, semiconductors, semiconductor capital equipment, diversified technology, medical device technology, information technology infrastructure or services, Internet, telecommunications and telecommunications equipment and media. Our primary focus is to seek current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly-traded debt and/or equity securities of other technology-related companies.

As a business development company, we are required to invest at least 70% of our total assets in "qualifying assets," which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the "pink sheets" or the bulletin board NASD Electronic Quotation Service). Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that are not technology-related and that may be larger than target portfolio companies. We intend to concentrate in the technology sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies.

Our investment activities are managed by Technology Investment Management, LLC ("TIM"). TIM is an investment adviser registered under the Investment Advisers Act of 1940 (the "Advisers Act"). TIM is owned by BDC Partners, LLC ("BDC Partners"), its managing member, and Royce & Associates, LLC ("Royce"). Jonathan
H. Cohen, our chief executive officer, and Saul B. Rosenthal, our chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce. Under the investment advisory agreement, we have agreed to pay TIM an annual base management fee based on our net assets as well as an incentive fee based on our performance. See "Investment Advisory Agreement."

MARKET OPPORTUNITY

The four years since mid-2000 have seen dramatic shifts in the competitive landscape across the technology sector. Significant declines in corporate and consumer demand for information technology products and services have driven vigorous price competition and spurred numerous corporate reorganizations in technology-related industries. Many companies have merged with competitors, scaled-back their operations or simply closed down in response to these difficult business conditions, and we expect to see further consolidation in these industries. At the same time, technology-related companies with strong balance sheets, stable revenues and efficient operating structures are benefiting from the consolidation or elimination of competitors in their markets.


LARGE, UNDERSERVED MARKET FOR PRODUCT

In this environment, we believe that many well-positioned technology-related companies could benefit from improved access to capital and that a significant opportunity exists to provide them with capital through debt and equity investments. The compression of valuations of technology-related companies in the public equity markets, together with a steep decline in the number of successful initial public offerings, have limited the availability of public equity financing. These developments have also impeded new funding by private sources of equity capital, such as private equity and venture capital funds, to the extent they have been unable to execute successful exit strategies with respect to their portfolio holdings. At the same time, many technology-related companies have had difficulty raising alternative forms of capital. Historically, technology-related companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing of technology-related companies is generally less developed than the debt markets serving other types of businesses. In spite of the large number of technology-related companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

Non-traditional Financial Profiles

The balance sheet of a technology-related company often includes a disproportionately large amount of intellectual property assets as compared to the balance sheets of basic industrial and service companies. This makes these companies difficult to evaluate using traditional lending criteria and, to the extent that creditors seek collateral, makes the process of perfecting liens on, and foreclosing on, collateral more difficult than would be the case with loans to industrial companies. In terms of the income statement profile, the high revenue growth rates characteristic of technology-related companies often render them difficult to evaluate from a credit perspective. Moreover, technology-related companies often incur relatively high expenditures for research and development, utilize unorthodox sales and marketing techniques and selling structures, and experience rapid shifts in technology, consumer demand and market share. These attributes can make it difficult for traditional lenders to analyze technology-related companies using traditional analytical methods.

Industry Scale, Concentration and Regulation

Many companies in technology-related industries lack the size, and the markets in which they operate lack the concentration, necessary to justify large loans by traditional lenders. A portfolio of numerous small loans to smaller companies typically entails greater management oversight and has associated with it greater monitoring costs than a portfolio consisting of a few large loans to larger companies. As a result, small loans are less attractive for large institutions burdened by sizable administrative overhead. In the banking industry, in particular, consolidation over the last decade has increased the size, and reduced the number, of surviving banks. The surviving institutions have sought to limit their credit exposure to, and the monitoring costs associated with loans to, smaller businesses. In addition, traditional lending institutions operate in a regulatory environment that favors lending to large, established businesses. Over time, many traditional lending institutions have developed loan approval processes in response to such regulation that conflict with the entrepreneurial culture of smaller technology-related companies.

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue, given the ongoing consolidation in the financial services industry, and we seek to take advantage of this perceived opportunity to invest profitably in technology-related companies by purchasing their debt and equity securities.

COMPLEMENTING PRIVATE EQUITY AND VENTURE CAPITAL FUNDS

We believe that our investment approach complements other sources of capital available to technology-related companies. For example, although we may compete with private equity and venture capital funds as a source of capital for such businesses, those types of investors typically invest solely in equity securities. We believe that the nature of our investments in debt securities will be viewed by such entities as an attractive alternative source of capital. Private equity and venture capital funds often base their investments on anticipated annual internal rates of return that are substantially higher than the annual internal rates of return that we have set as our operating target. Moreover, private equity and venture capital funds often demand a significantly greater percentage of equity ownership interests than we would require. However, private equity and venture capital investments typically entail considerably more risk than the debt and equity investments that we expect to make, as they are usually uncollateralized and rank lower in priority in the capital structure of the portfolio companies. We believe the prospect of obtaining additional capital without incurring substantial incremental dilution will make us attractive to owner-managers as a prospective source of capital.

In addition, in many cases, we expect that private equity and venture capital funds will welcome an investment by us in their portfolio companies. After making an initial investment, these funds often seek to stabilize or reduce their financial exposure to their portfolio companies, a goal that financing from us could accomplish by providing non-equity capital. In the current investment climate, it is possible that we will offer the only viable alternative source of capital for a target technology-related company other than incremental equity investments by the company's existing financial sponsors. As such, we will provide target technology-related companies and their financial sponsors with an opportunity to diversify the company's capital sources. In addition to enabling incremental growth, this should facilitate access to other alternative sources of capital in the future.

Senior management currently maintains relationships with more than 100 private equity and venture capital funds. In addition, to strengthen these relationships and cultivate new ones, management maintains active communication with these and other private equity and venture capital funds. Through these relationships and contacts, we anticipate that we will develop other valuable referral relationships in the future.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to target technology-related companies for the following reasons:

         o        Technology focus;

         o        Management expertise;

         o        Flexible investment approach;

         o        Longer investment horizon; and

         o        Established deal sourcing network.

TECHNOLOGY FOCUS

We intend to concentrate our investments in companies in technology-related industries. We believe that this focus, together with our management's experience in analyzing, investing in and financing such companies, will enable us to develop a sustainable competitive advantage. In particular, we have and expect to gain additional expertise in assessing the value of intellectual property assets, and in evaluating the operating characteristics of target technology-related companies. As we gain expertise in appraising the assets of target technology-related companies for purposes of taking collateral, we should develop a competitive advantage over less specialized lenders, particularly over lenders with limited experience in lending to such companies. We believe that our specialization in financing companies in particular industries within the technology sector will enable us to identify investment opportunities and to advise our target technology-related companies on consolidation and exit financing opportunities more rapidly and effectively than less specialized lenders.

MANAGEMENT EXPERTISE

We believe that our management's strong combination of experience and contacts in the technology sector should attract well-positioned prospective portfolio companies.

         o Jonathan H. Cohen, the chief executive officer and president of TICC, has more than 15 years of experience in technology-related equity research and investment. He was named to Institutional Investor's "All-American" research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen is currently the portfolio manager of Royce Technology Value Fund, a technology-focused mutual fund.

         o Saul B. Rosenthal, the chief operating officer of TICC, has five years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as president of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView's Private Equity Group. He was a vice-president and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

         o Lee D. Stern, executive vice president of TICC, has more than 20 years of financial and investment experience in leveraged finance and in financing technology companies. Prior to joining TICC, Mr. Stern was a senior professional at Hill Street Capital, and prior to that, he was a partner of Thomas Weisel Partners and its predecessor, NationsBanc Montgomery, where he focused on leveraged transactions relating to acquisition finance and leveraged buyouts, including private and public mezzanine finance. Mr. Stern was also previously a managing director at Nomura Securities International, Inc., where he played a key role in building that firm's merchant banking and principal debt investing business, and was a member of Nomura Securities International's commitment and underwriting committees.

We believe that our management team's extensive experience in researching, analyzing and investing in technology companies affords us a relative competitive advantage in providing financing to target technology-related companies.

FLEXIBLE INVESTMENT APPROACH

We have significant relative flexibility in selecting and structuring our investments. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. Also, we have fairly broad latitude as to the term and nature of our investments. We recognize that technology-related companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. In some cases, these decisions can favorably impact long-term enterprise value at the expense of short-term financial performance. We seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target technology-related companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

LONGER INVESTMENT HORIZON

We will not be subject to periodic capital return requirements. Such requirements, which are standard for most private equity and venture capital funds, typically require that such funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

ESTABLISHED DEAL SOURCING NETWORK

We believe that, through the senior management of TIM and our directors, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include public and private companies, private equity and venture capital funds, investment bankers, attorneys and commercial bankers. Senior management currently maintains relationships with more than 100 private equity and venture capital funds. We believe that senior management has developed a strong reputation within the investment community over their years in the investment banking, investment management and equity research businesses. We intend to utilize these relationships and the reputations of senior management to identify significant investment opportunities. In addition, we believe that senior management will provide substantial management advisory capabilities that will add value to our portfolio companies. Toward this end, we intend to enter into additional informal relationships with private equity and venture capital funds to seek out investment opportunities. However, there can be no assurance that we will be able to enter into any such relationships or, if we do, that such relationships will lead to the origination of debt or other investments.

INVESTMENT PROCESS

PROSPECTIVE PORTFOLIO COMPANY CHARACTERISTICS

We have identified several criteria that we believe are important in seeking our investment objective with respect to target technology-related companies. These criteria provide general guidelines for our investment decisions; however, not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management

We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Significant Financial or Strategic Sponsor

We intend to invest in target technology-related companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and make an ongoing contribution to the management of the business.

Strong Competitive Position in Industry

We seek to invest in target technology-related companies that have developed a strong competitive position within their respective sector or niche of a technology-related industry.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations

We focus on target technology-related companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.

Potential for Future Growth

We generally require that a prospective target technology-related company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target technology-related company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy

Prior to making an investment in debt securities that is accompanied by an equity-based security in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

Liquidation Value of Assets

Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

DUE DILIGENCE

If a target technology-related company generally meets the characteristics described above, we perform initial due diligence, including company and technology assessments, market analysis, competitive analysis, evaluation of management, risk analysis and transaction size, pricing and structure analysis. The criteria delineated below provide general parameters for our investment decisions, although not all of such criteria will be followed in each instance. Upon successful completion of this preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

Management Team and Financial Sponsor

         o Interviews with management and significant stockholders, including any financial or strategic sponsor;

         o        Review of financing history;

         o Review of management's track record with respect to product development and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities;

         o        Assessment of competition; and

         o        Review of exit strategies.

Financial Condition

         o        Evaluation of future financing needs and plans;

         o        Detailed analysis of financial performance;

         o        Development of pro forma financial projections; and

         o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

Technology Assessment

         o        Evaluation of intellectual property position;

         o        Review of research and development milestones;

         o        Analysis of core technology under development;

         o        Assessment of collaborations and other technology validations;
                  and

         o        Assessment of market and growth potential.

Upon completion of, or concurrent with, these analyses, we will conduct on-site visits with the portfolio company's senior management team.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

MONITORING

We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but that we believe will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We have several methods of evaluating and monitoring the performance of our debt and equity positions, including but not limited to the following:

         o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;

         o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

         o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

         o        Attendance at and participation in board meetings; and

         o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

PORTFOLIO COMPANIES

On January 28, 2004, we made a senior subordinated loan of $8.0 million to Questia Media Inc., a leading provider of on-line educational, technical, and professional publications. The loan carries an interest rate of 12% as well as a pay-in-kind (PIK) feature of an additional 6% of the invested amount. The loan matures on January 28, 2009 and is secured by the assets of Questia Media. The transaction also provides for TICC to purchase an additional $2 million of senior notes as Questia Media achieves certain milestones. Questia Media has developed a fully searchable electronic database of academic information content, consisting of books and academic journal articles. Questia Media makes this database available on a subscription basis, primarily for student use.

At the time of our initial public offering, we had entered into four non-binding commitments to lend up to $35 million to prospective portfolio companies, including Questia Media, as discussed above. Of the remaining three prospective portfolio companies, we remain in discussions with one, another is in the process of being sold (prior to the opportunity for us to complete our proposed transaction), and we have discontinued negotiations with the third. We currently have several additional non-binding commitments to make loans to other prospective portfolio companies. We are actively pursuing these opportunities and others.

With respect to each of these non-binding commitments, we will only agree to provide the loan if, among other things, the results of our due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. In some instances, the loans will also require prior approval of the prospective portfolio company's other lenders. If, for any reason, we do not desire to make one of the loans, we will not be obligated to do so. Similarly, none of the prospective portfolio companies is obligated to receive a loan from us. TIM's management is at various stages of negotiations with and has initiated its due diligence investigations of some prospective portfolio companies. However, there can be no assurance that TIM will not discover facts in the course of completing its due diligence that would render a particular investment imprudent or that any of these loans will actually be made.

MANAGERIAL ASSISTANCE

As a business development company, we are required to offer, and in many cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance will typically involve monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

COMPETITION

Our primary competitors to provide financing to target technology-related companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see "Risk factors."

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse BDC Partners for an allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and other administrative support personnel. See "Investment Advisory Agreement."

INVESTMENT ADVISORY AGREEMENT

MANAGEMENT SERVICES
TIM serves as our investment adviser. TIM is a recently formed investment adviser that is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, TIM manages the day-to-day operations of, and provides investment advisory services to, TICC. Under the terms of the investment advisory agreement, TIM:

         o determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

         o identifies, evaluates and negotiates the structure of the investments we make;

         o        closes, monitors and services the investments we make; and

         o        determines what securities we will purchase, retain or sell.

TIM's services under the investment advisory agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. However, TIM has agreed that, during the term of the investment advisory agreement, it will not serve as investment adviser to any other public or private entity that utilizes a principal investment strategy of providing debt financing to target technology-related companies.

MANAGEMENT FEE
We pay TIM a fee for investment advisory services consisting of two components -- a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00%. For services rendered under the investment advisory agreement during the period commencing from the closing of our initial public offering through and including March 31, 2004, the base management fee is payable monthly in arrears, and is calculated based on the initial value of our net assets upon the closing of our initial public offering. For services rendered under the investment advisory agreement after March 31, 2004, the base management fee will be payable quarterly in arrears, and will be calculated based on the average value of our net assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances, repurchases or redemptions during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated. The liquidation preference of any issued and outstanding preferred stock will be included in the calculation of our net assets for purposes of determining the base management fee, with such liquidation preference appropriately adjusted for any share issuances, repurchases or redemptions during the current calendar quarter. TIM has agreed to waive voluntarily that portion of the base management fee attributable to any outstanding preferred stock for any quarter in which our total return for such quarter fails to exceed the dividend rate applicable to such preferred stock. TIM has further agreed not to terminate or modify this waiver agreement without the prior consent of our board of directors, including the separate consent of a majority of our independent directors.

The incentive fee has two parts, as follows: One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income earned during the calendar quarter, minus our operating expenses for the quarter (including the base management fee and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes any consulting or other fees that we receive from portfolio companies, but does not include any net realized capital gains. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to one-fourth of the applicable annual "hurdle rate." TIM is entitled to 20.0% of the excess (if any) of our pre-incentive fee net investment income for the quarter over one-fourth of the applicable annual hurdle rate. The annual hurdle for the period from the closing of our initial public offering through and including December 31, 2004 is 8.27%, which is equal to the interest rate payable, at the beginning of the period, on the most recently issued five-year U.S. Treasury Notes plus 5.0%. For each calendar year commencing on or after January 1, 2005, the annual hurdle rate will be determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances, redemptions or repurchases during the current quarter.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of our net realized capital gains for the calendar year less any net unrealized capital losses for such year; provided that the incentive fee as of December 31, 2004 will be calculated for a period of longer than twelve calendar months to take into account any net realized capital gains and net unrealized capital losses for the period ended December 31, 2003.

PAYMENT OF OUR EXPENSES
All personnel of the investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, will be provided and paid for by BDC Partners, the investment adviser's managing member. We are responsible for all other costs and expenses of our operations and transactions, including (without limitation) the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments (in each case subject to approval of our board of directors); transfer agent and custodial fees; federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors' fees and expenses; brokerage commissions; costs of proxy statements, stockholders' reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and other administrative support personnel.

DURATION AND TERMINATION
The investment advisory agreement was initially approved by our board of directors on August 1, 2003 and again, as amended, on October 28, 2003. Unless terminated earlier as described below, it will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days' written notice to the other. See "Risk Factors - Risks relating to our business and structure -- We are dependent upon TIM's key management personnel for our future success, particularly Jonathan H. Cohen, Saul B. Rosenthal and Lee D. Stern."

INDEMNIFICATION
The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, TIM and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it, including without limitation BDC Partners, are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of TIM's services under the investment advisory agreement or otherwise as an investment adviser of TICC.

ORGANIZATION OF THE INVESTMENT ADVISER
TIM is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. BDC Partners, a Delaware limited liability company, is its managing member and provides the investment adviser with all personnel necessary to manage our day-to-day operations and provide the services under the investment advisory agreement. BDC Partners has no investment advisory operations separate from serving as the managing member of TIM. The principal address of TIM and BDC Partners is 8 Sound Shore Drive, Greenwich, Connecticut 06830.

Royce, a Delaware limited liability company, is the investment adviser's non-managing member. Royce has agreed to make Mr. Royce or certain other portfolio managers available to the investment adviser to provide certain consulting services without compensation. Royce is a wholly owned subsidiary of Legg Mason, Inc.

INVESTMENT PERSONNEL
Our investment personnel currently consists of our executive officers, Jonathan
H. Cohen, Saul B. Rosenthal and Lee D. Stern, and three additional investment professionals.

SUB-ADVISORY AGREEMENT
At the time of our initial public offering, Hill Street Advisors, LLC ("Hill Street Advisors") was named as our sub-adviser. TICC, TIM, BDC Partners and Hill Street Advisors were parties to a sub-advisory agreement, which was terminated by mutual agreement on February 26, 2004 following the integration of our investment team and the exclusive employment relationship TIM entered into with its chief transaction officer, Lee D. Stern.

ADMINISTRATION AGREEMENT
Pursuant to a separate administration agreement, BDC Partners furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, BDC Partners also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, BDC Partners assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and other administrative support personnel. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, BDC Partners and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of BDC Partners' services under the administration agreement or otherwise as administrator for TICC.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our net realized short-term capital gains over our net realized long-term capital losses (the "Annual Distribution Requirement").

TAXATION AS A REGULATED INVESTMENT COMPANY

If we:

         o       qualify as a RIC; and

         o       satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

         o qualify as a business development company under the 1940 Act at all times during each taxable year;

         o derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities; and

         o diversify our holdings so that at the end of each quarter of the taxable year:

                  o at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

                  o no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

         o Securities of an eligible portfolio company that are purchased in transactions not involving any o public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

                  o is organized and has its principal place of business in the U.S.,

                  o is not an investment company or a company operating pursuant to certain exemptions under the o 1940 Act, other than a small business investment company wholly owned by a business development company; and

                  o does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

         o Securities received in exchange for or distributed with respect to securities described in the o bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

         o Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We will offer to provide managerial assistance to portfolio companies.

We intend to concentrate in the technology sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This 80% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days' prior notice.

As a business development company, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us.

You may read and copy the code of ethics at the Securities and Exchange Commission's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the Securities and Exchange Commission's Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the Securities and Exchange Commission's Public Reference Section, Washington, D.C. 20549.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

         o Our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

         o Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         o Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.


FUNDAMENTAL INVESTMENT POLICIES

The restrictions identified as fundamental below, along with our investment objective of seeking to maximize total return, are our only fundamental policies. Fundamental policies may not be changed without the approval of the holders of a majority of our outstanding voting securities, as defined in the 1940 Act. The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

As a matter of fundamental policy, we will not: (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an "underwriter" of securities we purchase that must be registered under the Securities Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (A) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral, (B) own the securities of companies that are in the business of buying, selling or developing real estate or (C) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or (5) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in hedging the risks associated with interest rate fluctuations), and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, unless otherwise permitted by the 1940 Act, we currently cannot acquire more than 3% of the voting securities of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, in excess of 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY.
We were incorporated in July 2003 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

ANY FAILURE ON OUR PART TO MAINTAIN OUR STATUS AS A BUSINESS DEVELOPMENT COMPANY WOULD REDUCE OUR OPERATING FLEXIBILITY.
If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility.

WE ARE DEPENDENT UPON TIM'S KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS, PARTICULARLY JONATHAN H. COHEN, SAUL B. ROSENTHAL AND LEE D. STERN.
We depend on the diligence, skill and network of business contacts of the senior management of TIM. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the chief executive officer and president of TIM, Saul B. Rosenthal, the chief operating officer of TIM, and Lee D. Stern, the chief transaction officer of TIM. Only Messrs. Rosenthal and Stern will devote substantially all of their business time to our operations. Neither Mr. Rosenthal nor Mr. Stern has extensive private equity investment experience, and neither Mr. Cohen nor Mr. Rosenthal has extensive private debt investment experience. None of these individuals is subject to an employment contract. The departure of any of these employees could have a material adverse effect on our ability to achieve our investment objective.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE OUR FUTURE GROWTH EFFECTIVELY.
TIM is a recently formed investment adviser, and TICC is a recently organized company. As such, each entity is subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment management team's ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our management team's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we grow, we and TIM, through its managing member, BDC Partners, will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.
A large number of entities compete with us to make the types of investments that we plan to make in target technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

OUR BUSINESS MODEL DEPENDS UPON THE DEVELOPMENT OF STRONG REFERRAL RELATIONSHIPS WITH PRIVATE EQUITY AND VENTURE CAPITAL FUNDS AND INVESTMENT BANKING FIRMS. Management maintains active communication with private equity and venture capital funds and investment banking firms in order to seek out investment opportunities. We expect that we will rely to a significant extent upon these informal relationships to provide us with deal flow. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of loans and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

WE MAY NOT REALIZE GAINS FROM OUR EQUITY INVESTMENTS.
When we invest in debt securities, we generally expect to acquire warrants or other equity securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses we experience on defaults under debt securities that we hold. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

BECAUSE MOST OF OUR INVESTMENTS INITIALLY WILL NOT BE IN PUBLICLY TRADED SECURITIES, THERE WILL BE UNCERTAINTY REGARDING THE VALUE OF OUR INVESTMENTS, WHICH COULD ADVERSELY AFFECT THE DETERMINATION OF OUR NET ASSET VALUE.
Our portfolio investments, at least initially, will not be in publicly traded securities. As a result, the fair value of these securities will not be readily determinable. We will value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of its valuation committee. The valuation committee will utilize the services of Houlihan Lokey Howard & Zukin ("Houlihan Lokey"), an independent valuation firm. However, the board of directors will retain ultimate authority as to the appropriate valuation of each investment. The types of factors that the valuation committee may take into account in providing its fair value recommendation to the Board of Directors may include, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS
As stated above, at least initially, most of our investments will not be in publicly traded securities. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

In addition, since we generally intend to invest in debt securities with a term of up to seven years and to hold our investments in debt securities and related equity securities until maturity of the debt, we do not expect realization events, if any, to occur in the near-term. In addition, we expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY RESULTS.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

REGULATIONS GOVERNING OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY AFFECT OUR ABILITY TO, AND THE WAY IN WHICH WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS, INCLUDING THE TYPICAL RISKS ASSOCIATED WITH LEVERAGE.
Our business will require a substantial amount of capital, which we may acquire from the following sources:

SENIOR SECURITIES AND OTHER INDEBTEDNESS
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

COMMON STOCK
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors determines that such sale is in the best interests of TICC and its stockholders and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

A CHANGE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.
A portion of our income will depend upon the difference between the rate at which we borrow funds (if we do borrow) and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. Over time, some of our investments in debt securities will be at fixed rates and others at variable rates. Initially many of our investments in debt securities may be at fixed rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

WE WILL BE SUBJECT TO CORPORATE-LEVEL INCOME TAX IF WE ARE UNABLE TO QUALIFY AS A RIC.
To maintain our qualification as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

WE MAY HAVE DIFFICULTY PAYING OUR REQUIRED DISTRIBUTIONS IF WE RECOGNIZE INCOME BEFORE OR WITHOUT RECEIVING CASH REPRESENTING SUCH INCOME.
For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST, WHICH COULD IMPACT OUR INVESTMENT RETURNS.
Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the chief executive officer and president of TIM, BDC Partners and TICC, is the principal of JHC Capital Management, LLC ("JHC Capital Management"), a registered investment adviser. Steven P. Novak, one of our independent directors, is also the president of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund; Charles M. Royce, the non-executive chairman of our board of directors, is the president and chief investment officer of Royce, the non-managing member of our investment adviser.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce, or Palladio Capital Management holds a long or short position. The investment focus of each of these entities tends to be different from that of the Company. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat the Company in a fair and equitable manner over time consistent with their applicable duties under law so that the Company will not be disadvantaged in relation to any other particular client. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer and other administrative support personnel, which will create conflicts of interest that our board of directors must monitor.

CHANGES IN LAWS OR REGULATIONS GOVERNING OUR OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.
We and our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

RISKS RELATED TO OUR INVESTMENTS

OUR PORTFOLIO MAY BE CONCENTRATED IN A LIMITED NUMBER OF PORTFOLIO COMPANIES IN THE TECHNOLOGY SECTOR, WHICH WILL SUBJECT US TO A RISK OF SIGNIFICANT LOSS IF ANY OF THESE COMPANIES DEFAULTS ON ITS OBLIGATIONS UNDER ANY OF ITS DEBT SECURITIES THAT WE HOLD OR IF THE TECHNOLOGY SECTOR EXPERIENCES A FURTHER DOWNTURN.
A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, we intend to concentrate in the technology sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. As a result, a further downturn in the technology sector could materially adversely affect us.

THE TECHNOLOGY SECTOR IS SUBJECT TO MANY RISKS, INCLUDING VOLATILITY, INTENSE COMPETITION, DECREASING LIFE CYCLES AND PERIODIC DOWNTURNS.
We will invest in companies in the technology sector, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. Also, the technology market is generally characterized by abrupt business cycles and intense competition. Since mid-2000, there has been substantial excess production capacity and a significant slowdown in many industries in the technology sector. In addition, this overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology companies. While such valuations have recovered to some extent in recent months, we can offer no assurance that such decreases in market capitalization will not recur, or that any future decreases in technology company valuations will be insubstantial or temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.

In addition, because of rapid technological change, historically, the average selling prices of products and some services provided by the technology sector have decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies may decrease over time, which could adversely affect their operating results and their ability to meet their obligations under their debt securities, as well as the value of any equity securities, that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

OUR INVESTMENTS IN THE TECHNOLOGY-RELATED COMPANIES THAT WE ARE TARGETING MAY BE EXTREMELY RISKY AND WE COULD LOSE ALL OR PART OF OUR INVESTMENT.
Investment in the technology-related companies that we are targeting involves a number of significant risks, including:

         o these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

         o they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

         o because they are generally privately owned, there is generally little publicly available information about these businesses; therefore, although TIM's agents will perform "due diligence" investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

         o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

         o they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance" to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

OUR INCENTIVE FEE MAY INDUCE TIM TO MAKE SPECULATIVE INVESTMENTS.
The incentive fee payable by us to TIM may create an incentive for TIM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage the investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because the investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

OUR PORTFOLIO COMPANIES MAY INCUR DEBT THAT RANKS EQUALLY WITH, OR SENIOR TO, OUR INVESTMENTS IN SUCH COMPANIES.
We intend to invest primarily in senior debt securities, but may also invest in subordinated debt securities, issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on a pari passu basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, the Company will not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Greenwich, Connecticut, where we occupy our office space pursuant to our administration agreement with BDC Partners. Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol "TICC." We completed our initial public offering of common stock on November 26, 2003 at the price of $15.00 per share. Prior to such date there was no public market for our common stock.

The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq National Market for each fiscal quarter during the last two fiscal years.

                                                             PRICE RANGE

QUARTER ENDED                                                HIGH     LOW
-------------                                                ----     ---
December 31, 2003*..........................................$15.66  .$14.88

* Our stock commenced trading on the NASDAQ National Market on November 21, 2003.

The last reported sales price for our common stock on March 8, 2004 was $15.00 per share. As of March 8, 2004, there were approximately 76 holders of record of our common stock.


DIVIDENDS

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. We did not declare a dividend for the period ended December 31, 2003. The following table reflects the dividends per share that we have declared on our common stock:

 DATE DECLARED          RECORD DATE           PAYMENT DATE          AMOUNT
 -------------          -----------           ------------          ------
February 2, 2004       March 15, 2004         April 5, 2004          $0.10


RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2003, we sold 100 shares of beneficial interest to BDC Partners at an aggregate purchase price of $1,500 prior to our initial public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the fiscal year ended December 31, 2003 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The data should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                        PERIOD JULY 21,
                                                                             2003
                                                                         (INCEPTION)
                                                                     THROUGH DECEMBER 31,
                                                                             2003
                                                                     --------------------
Total Investment Income ..............................................   $    114,282
Total Expenses .......................................................   $    692,107
Net Investment Income (Loss) .........................................   $   (577,825)
Net Increase (Decrease) in Stockholders' Equity Resulting from
    Operations .......................................................   $   (577,825)
Per Share Data:
Net Increase (Decrease) in Stockholders' Equity Resulting from
    Operations:
Basic ................................................................   $      (0.25)
Diluted ..............................................................   $      (0.25)
Distributions Declared per Share .....................................   $       0.00
Balance Sheet Data:
Total Assets .........................................................   $138,324,878
Total Stockholders' Equity ...........................................   $137,969,627
Other Data:
Number of Portfolio Companies at Period End ..........................           None
Principal Amount of Loan Originations ................................           None
Principal Amount of Loan Repayments ..................................           None
Total Return (1) .....................................................           3.67%
Weighted Average Yield on Investments (2) ............................           0.40%



------------------
(1) Total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value. The return for 2003 has not been annualized.

(2) Weighted average yield on investments equals interest income on investments divided by the average investment balance throughout the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Financial Statements and notes thereto appearing elsewhere in this Annual Report. This Annual Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) economic downturns or recessions may impair our portfolio companies' performance, (2) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (3) the risks associated with the possible disruption in the Company's operations due to terrorism and (4) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to update such statements to reflect subsequent events.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003. Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We intend to elect to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, beginning with our 2003 taxable year.

Our investment activities are managed by TIM, an investment adviser registered under the Advisers Act. TIM is owned by BDC Partners, its managing member, and Royce. Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce. Under the investment advisory agreement, we have agreed to pay TIM an annual base management fee based on our net assets as well as an incentive fee based on our performance. See "Investment Advisory Agreement."

On November 26, 2003, we closed our initial public offering and sold 8,695,653 shares of our common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of $954,048. Certain of our directors and officers and employees of BDC Partners purchased shares at the public offering price net of the sales concession. On December 10, 2003, we issued an additional 1,304,347 shares of our common stock at the same price pursuant to the underwriters' overallotment. The total net proceeds to the Company from the initial public offering, including the exercise of the overallotment, were $138,545,952.

We intend to concentrate our investments in companies having annual revenues of less than $100 million and/or a public market capitalization of less than $200 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: computer hardware and software, networking systems, semiconductors, semiconductor capital equipment, diversified technology, medical device technology, information technology infrastructure or services, Internet, telecommunications and telecommunications equipment and media.

While the structure of our investments will vary, we expect to invest primarily in the debt of established target technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and expect that such entities will, at the time of our investment, have employees and revenues. We expect that most of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees are generally non-recurring, however in some instances they may have a recurring component. Managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We record these fees as managerial assistance fee revenue in the period in which the fees are earned.

Prior to making an investment, we will enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company's business and legal documentation for the loan. Upon execution of the non-binding term sheet, the company may pay us a non-refundable fee for our services rendered through the date of the term sheet. We recognize this as management fee revenue upon execution of the non-binding term sheet. We also will seek reimbursement from the proposed borrower for our reasonable expenses including significant legal fees in connection with the proposed transaction. Any amounts collected, in excess of expenses, are recognized as "other income" in the quarter in which such reimbursement is received.

At the time of our initial public offering, we had entered into four non-binding commitments to lend up to $35 million to prospective portfolio companies, including Questia Media, as discussed above. Of the remaining three prospective portfolio companies, we remain in discussions with one, another is in the process of being sold (prior to the opportunity for us to complete our proposed transaction), and we have discontinued negotiations with the third. We currently have several additional non-binding commitments to make loans to other prospective portfolio companies. These commitments remain subject to, among other things, the satisfactory completion of our due diligence investigation of each prospective portfolio company, acceptance of terms and structure and necessary consents. We are actively pursuing these opportunities and others.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation process as our most critical accounting policy.

INVESTMENT VALUATION

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. We have retained an outside valuation firm, Houlihan Lokey, to assist in the valuation process. At year-end, there were no investments which required the valuation services of Houlihan Lokey.

We carry our investments at fair value, as determined by our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded or for which we have various degrees of trading restrictions, are valued at fair value as determined in good faith by our Board of Directors based upon the recommendation of its valuation committee. The valuation committee will utilize the services of Houlihan Lokey in arriving at the fair value of these securities; however the Board of Directors will retain ultimate authority as to the appropriate valuation of each investment. No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

In making the good faith determination of the securities, we start with the cost basis of the security, which includes the amortized original issue discount, stated interest and PIK interest, if any. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

MANAGERIAL ASSISTANCE FEES

We make available managerial assistance to portfolio companies in connection with our investments and may receive fees for our services. Managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We record these fees as managerial assistance fee revenue in the period in which the fees are earned.

RESULTS OF OPERATIONS

INVESTMENT INCOME

Investment income for the period from inception (July 21, 2003) through December 31, 2003 was approximately $114,000. This amount consisted of interest income from our invested cash and cash equivalents (the net proceeds of our initial public offering) from November 26, 2003 through December 31, 2003. As we invest the net proceeds of our initial public offering in debt securities of portfolio companies, we will begin to generate income from these debt securities, which we anticipate will be at interest rates significantly greater than the rates that we are currently receiving on our cash and cash equivalents. We may also receive income from origination fees that to receive when we purchase such debt securities. As we acquire debt securities, we expect that income from invested cash and cash equivalents will decline as a percentage of total revenue, and that interest income from debt securities will increase and become our predominant source of revenue.

EXPENSES

Expenses for the period from inception through December 31, 2003 were approximately $692,000. This amount consisted primarily of organizational expenses, investment advisory fees, professional fees, salaries and benefits for administrative personnel, and general and administrative expenses.

TICC is an externally managed investment company and investment advisory fees were $259,000 for the period. See "Investment Advisory Agreement" for a description of the investment advisory agreement. The remainder of the expenses incurred for the period from inception through December 31, 2003 consisted of approximately $349,000 in organization expenses, $30,000 in professional fees, $27,000 in salaries for administrative personnel, $19,000 in general and administrative expenses, and $8,000 for insurance. A substantial portion of these expenses were incurred in connection with the organization of the company and the commencement of operations.

NET INVESTMENT LOSS

As a result of the investment income and expenses described above, we incurred a net investment loss of approximately $578,000 for the period from inception through December 31, 2003. Based on a weighted-average of 2,348,987 shares outstanding, our net investment loss per common share for the period from inception through December 31, 2003 was $(0.25), basic and fully-diluted.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had no investments in portfolio securities of any companies and had $138,324,878 in total assets. Subsequently, on January 28, 2004, we made a senior subordinated loan of $8.0 million to Questia Media Inc., a leading provider of on-line educational, technical, and professional publications. The loan carries an interest rate of 12% as well as a payment-in-kind (PIK) feature of an additional 6% of the invested amount. The loan matures on January 28, 2009. The transaction also provides for TICC to purchase an additional $2 million of senior notes as Questia Media achieves certain milestones.

We currently have non-binding commitments to make loans to several other prospective portfolio companies, which are subject to, among other things, satisfactory results of our due diligence investigations, acceptable terms and conditions of the loan and the receipt of all necessary consents. See "Overview."

Net cash provided by financing activities was approximately $138,546,000 for the period from inception through December 31, 2003. These amounts consisted of the net proceeds from our initial public offering, which closed on November 26, 2003. Cash used by operating activities during the period , consisting primarily of the items described in "Results of Operations," was approximately $319,000.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Internal Revenue Code, to distribute at least 90% of our ordinary income and short-term capital gains in excess of long-term capital losses to our stockholders on an annual basis. No dividend was declared for the period from inception through December 31, 2003. On February 2, 2004 we declared a cash dividend of $0.10 per share on our common stock, payable on April 5, 2004 to holders of record as of March 15, 2004.

We may borrow funds to obtain additional capital once the remaining net proceeds of our initial public offering have been fully invested. We may also pursue the issuance of additional shares of our common stock. We have no current plans to issue additional securities.

RELATED PARTY TRANSACTIONS

TIM is owned by BDC Partners, its managing member, and Royce. Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce. For the period ended December 31, 2003, TICC paid or owed to TIM investment advisory fees of $259,138, and owed to BDC Partners $24,660 as reimbursement for compensation expenses paid by BDC Partners to employees for administrative services rendered to TICC, pursuant to an administration agreement. In addition, TICC reimbursed TIM and BDC Partners for organizational and offering expenses of $332,600 which were advanced on behalf of TICC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. We expect that initially many of our investments in debt securities will be at fixed rates. Over time some of our investments may be at variable rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. To date, we have made one investment and substantially all the remaining assets are invested in short-term government securities, time deposits and money market instruments. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements


Report of Independent Auditors
Balance Sheet as of December 31, 2003
Statement of Operations for the period July 21, 2003 (inception) through December 31, 2003
Statement of Stockholders' Equity for the period July 21, 2003 (inception) through December 31, 2003
Statement of Cash Flows for the period July 21, 2003 (inception) through December 31, 2003
Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Technology Investment Capital Corp.

In our opinion, the accompanying balance sheet, and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Technology Investment Capital Corp. (the "Company") at December 31, 2003, and the results of its operations, changes in stockholders' equity and cash flows for the period July 21, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                                  /s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
February 9, 2004

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                                  DECEMBER 31, 2003
                                                                                  -----------------
                                         ASSETS
ASSETS
     Cash and cash equivalents..................................................     $138,228,765
     Interest receivable........................................................           23,667
     Prepaid assets.............................................................           72,446
                                                                                  -----------------
TOTAL ASSETS....................................................................     $138,324,878
                                                                                  =================
                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accrued expenses...........................................................         $335,810
     Accrued offering expenses..................................................           19,441
                                                                                  -----------------
         Total Liabilities......................................................          355,251
                                                                                  -----------------
STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 100,000,000 shares
         authorized, and 10,000,100 issued and outstanding,
         respectively...........................................................          100,001
     Capital in excess of par value.............................................      138,189,832
     Accumulated net investment loss............................................        (320,206)
                                                                                  -----------------
         Total Stockholders' Equity.............................................      137,969,627
                                                                                  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................     $138,324,878
                                                                                  =================


SEE ACCOMPANYING NOTES.

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
       FOR THE PERIOD JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

INVESTMENT INCOME
      Interest income.................................................................      $114,282
                                                                                         ------------
     Total Investment Income..........................................................       114,282
                                                                                         ------------
EXPENSES
     Salaries and benefits............................................................        27,119
     Investment advisory fees.........................................................       259,138
     Professional fees................................................................        30,110
     Insurance........................................................................         7,920
     Organizational expenses..........................................................       349,316
     General and administrative.......................................................        18,504
                                                                                         ------------
     Total Expenses...................................................................       692,107
                                                                                         ------------
NET INVESTMENT LOSS...................................................................     (577,825)
                                                                                         ============
NET DECREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS........................    $(577,825)
                                                                                         ============
Net decrease in stockholders' equity resulting from operations per common share:
     Basic and Diluted................................................................       $(0.25)
Weighted average shares of common stock outstanding:
     Basic and Diluted................................................................     2,348,987



SEE ACCOMPANYING NOTES.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003


                                       COMMON STOCK              CAPITAL IN                             TOTAL
                                 ------------------------       EXCESS OF PAR     UNDISTRIBUTED      STOCKHOLDERS'
                                   SHARES        AMOUNT             VALUE            EARNINGS           EQUITY
                                 ----------     ---------       -------------     -------------     -------------
Balance at July 21, 2003
      (Inception)...............        100      $      1        $      1,499           --           $      1,500
Issuance of Common Stock In
      Public Offering (net of
      underwriting costs and
      offering costs of
      $11,454,048).............. 10,000,000      $100,000         138,445,952           --            138,545,952
Net Decrease in Stockholders'
      Equity Resulting from
      Operations................      --            --                --             $(577,825)         $(577,825)
Reclassification for permanent
      book-tax difference (1)...      --            --               (257,619)         257,619           --
                                 ----------     ---------       -------------     -------------     -------------
Balance at December 31, 2003     10,000,100      $100,001        $138,189,832        $(320,206)      $137,969,627
                                 ==========     =========       ==============    =============     =============

--------------
(1)      See Federal Income Tax note.




SEE ACCOMPANYING NOTES.

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
     Net decrease in stockholders' equity resulting from
         operations...................................................................       $(577,825)
     Adjustments to reconcile net decrease in stockholders'
         equity resulting from operations to net cash provided/
         used by operating activities:
              Increase in interest receivable.........................................         (23,667)
              Increase in prepaid assets..............................................         (72,446)
              Increase in accrued expenses and
                      other liabilities...............................................          355,251
                                                                                         ---------------
     Net Cash Used by Operating Activities............................................        (318,687)
                                                                                         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from the issuance  of common stock..................................      139,500,000
     Offering costs from issuance of common stock.....................................        (954,048)
                                                                                         ---------------
     Net Cash Provided by Financing Activities........................................      138,545,952
                                                                                         ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................................      138,227,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................            1,500
                                                                                         ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................     $138,228,765
                                                                                         ===============
NON-CASH FINANCING ACTIVITIES.........................................................             none




   SEE ACCOMPANYING NOTES.

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1. ORGANIZATION

Technology Investment Capital Corporation ("TICC" or "Company") was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company intends to elect to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, beginning with its 2003 taxable year. The Company's investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC's investment activities are managed by Technology Investment Management, LLC ("TIM" or "Adviser"), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC ("BDC Partners") is the managing member of the Adviser and serves as the administrator of TICC.

On November 26, 2003, the Company closed its initial public offering and sold 8,695,653 shares of its common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of $954,048. Certain of TICC's directors and officers and employees of BDC Partners purchased shares at the public offering price net of the sales concession. On December 10, 2003, the Company issued an additional 1,304,347 shares of its common stock at the same price pursuant to the underwriters' overallotment. The total net proceeds to the Company from the initial public offering, including the exercise of the overallotment, were $138,545,952.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company. There are no related companies and no intercompany accounts to be eliminated.

USE OF ESTIMATES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, the Company expects the risk of loss to be remote.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors based upon the recommendation of its valuation committee. The Company has retained an outside valuation firm to assist in the valuation process; however the Board of Directors will retain ultimate authority as to the appropriate valuation of each investment. At year-end, there were no investments which required the valuation services of the outside valuation firm.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under the Internal Revenue Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its investment company taxable income, as defined by the Code.

Because federal income tax regulations differ from accounting principles generally accepted in the United States of America, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

During the year ended December 31, 2003, the Company reclassified $257,619 from net investment loss to capital in excess of par value, representing the portion of net investment loss that will not be utilizable for tax purposes.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 3.  CASH AND CASH EQUIVALENTS

At December 31, 2003, cash and cash equivalents consisted of:

                                                                                            MARKET VALUE
                                                                                         ---------------
     UBS Select Money Market Fund.....................................................      $28,000,000
     Euro Time Deposit (0.93%, due January 13, 2004)..................................       10,000,000
     U.S. Treasury Bill (0.82%, due January 22, 2004).................................       49,976,083
     U.S. Treasury Bill (0.84%, due March 18, 2004)                                          49,910,167
                                                                                         ---------------
     Total Cash Equivalents...........................................................      137,886,250
     Cash.............................................................................          342,515
                                                                                         ---------------
     Cash and Cash Equivalents........................................................     $138,228,765
                                                                                         ===============

NOTE 4.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the period ended December 31, 2003:

         Numerator for basic and diluted loss per share...........................  $  (577,825)
         Denominator for basic and diluted weighted average shares................    2,348,987
         Basic and diluted net decrease in stockholders' equity
             resulting from operations per common share...........................  $     (0.25)


NOTE 5. RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with the Adviser, under which the Adviser, subject to the overall supervision of TICC's board of directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services, the Adviser receives a fee from TICC, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00%. For services rendered under the investment advisory agreement during the period commencing from the closing of the Company's public share offering through and including March 31, 2004, the base management fee is payable monthly in arrears, and is calculated based on the initial value of TICC's net assets upon closing of the stock offering. For services rendered under the investment advisory agreement after March 31, 2004, the base management fee will be payable quarterly in arrears, and will be calculated based on the average value of TICC's net assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances, repurchases or redemptions during the current calendar quarter.

The incentive fee has two parts, as follows: One part is calculated and payable quarterly in arrears based on TICC's pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income earned during the calendar quarter, minus our operating expenses for the quarter (including the base management fee and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes any consulting or other fees that we receive from portfolio companies but does not include any net realized capital gains. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to one-fourth of the applicable annual "hurdle rate." TIM will be entitled to 20.0% of the excess (if any) of our pre-incentive fee net investment income for the quarter over one-fourth of the applicable annual hurdle rate. The annual hurdle for the period from the closing of our initial public offering through and including December 31, 2004 is 8.27%, which is equal to the interest rate payable, at the beginning of the period, on the most recently issued five-year U.S. Treasury Notes plus 5.0%. For each calendar year commencing on or after January 1, 2005, the annual hurdle rate will be determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances, redemptions or repurchases during the current quarter.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of our net realized capital gains for the calendar year less any net unrealized capital losses for such year; provided that the incentive fee determined as of December 31, 2004 will be calculated for a period of longer than twelve calendar months to take into account any net realized capital gains and net unrealized capital losses for the period ending December 31, 2003.

TICC has also entered into an administration agreement with BDC Partners under which BDC Partners will provide administrative services for TICC. For providing these services, facilities and personnel, TICC will reimburse BDC Partners for TICC's allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including rent.

TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC ("Royce"). Jonathan H. Cohen, TICC's chief executive officer, and Saul B. Rosenthal, TICC's chief operating officer, are the members of BDC Partners, and Charles M. Royce, TICC's non-executive chairman, is the president of Royce. For the period ended December 31, 2003, investment advisory fees charged by TIM were $259,138. In addition, the Company accrued $24,660 as reimbursement for compensation expenses paid by BDC Partners to employees for administrative services rendered to TICC, pursuant to an administration agreement. In addition, TICC reimbursed TIM and BDC Partners for organizational and offering expenses of $332,600 which were advanced on behalf of TICC.

NOTE 6. SUBSEQUENT EVENTS

On January 28, 2004, the Company announced that it had closed its first transaction, with Questia Media, Inc. The transaction involves $8,000,000 in 12% notes, with a payment-in-kind feature of an additional 6% of the invested amount. The notes mature in January 2009. The transaction also provides for for TICC to purchase an additional $2 million of senior notes as Questia Media achieves certain milestones.

On February 2, 2004, the Company announced a cash dividend of $0.10 per share payable April 5, 2004 to holders of record on March 15, 2004.

On February 27, 2004, the Company announced the engagement of Houlihan Lokey Howard & Zukin, an independent valuation firm, and the termination of it sub-advisory agreement with Hill Street Capital by mutual agreement.

NOTE 7. FINANCIAL HIGHLIGHTS

                                                                                      PERIOD JULY 21,
                                                                                           2003
                                                                                        (INCEPTION)
                                                                                          THROUGH
                                                                                        DECEMBER 31,
                                                                                           2003
                                                                                      ---------------
PER SHARE DATA
     Net asset value at beginning of period...........................................       $ 15.00
     Offering costs and underwriters discount.........................................        (1.14)
     Net investment loss..............................................................        (0.06)(1)
                                                                                      ---------------
     Net asset value at end of period.................................................       $ 13.80
                                                                                      ===============
     Per share market value at beginning of period....................................       $ 15.00(2)
     Per share market value at end of period..........................................         15.55
     Total return.....................................................................         3.67%(3)
     Shares outstanding at end of period..............................................    10,000,100

RATIOS/SUPPLEMENTAL DATA
     Net assets at end of period (`000s)..............................................     $ 137,970
     Average net assets (`000s).......................................................        28,703
     Ratio of expenses to average net assets..........................................           2.4%*
     Ratio of net investment loss to average net assets...............................         (2.0)%*


--------------

 *       Not annualized.
(1) Calculated in accordance with Securities and Exchange Commission Form N-2, Part A, item 4.1.9.
(2)      Represents initial public offering price.
(3) Total return equals the increase of the ending market value over the beginning market value, plus distributions, divided by the beginning market value. The return for 2003 has not been annualized.

NOTE 8. SELECTED QUARTERLY DATA (UNAUDITED)


                                                                 PERIOD ENDED
                                                                 DECEMBER 31,
                                                                     2003
                                                               ---------------
Total Investment Income....................................  $        114,282
Net Investment Loss........................................         (577,825)
Net Decrease in Stockholders' Equity
     Resulting from Operations.............................         (577,825)
Basic loss per common share................................            (0.25)
Diluted loss per common share..............................            (0.25)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A. Controls and Procedures.

(a) As of December 31, 2003 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) There have not been any significant changes to our internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

We will file a definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2004 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is hereby incorporated by reference from our 2004 Proxy Statement under the captions "Proposal I: Election of Directors," "--Committees of the Board of Directors" and "--Section 16(a) Beneficial Ownership Reporting Compliance." We have adopted a code of ethics that applies to directors, officers and employees. The code of ethics is available on our website at http://www.ticc.com. We will report any amendments to or waivers of a required provision of the code of ethics in a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Compensation of Directors and Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is hereby incorporated by reference from our 2004 Proxy Statement under the caption "Certain Relationships and Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is hereby incorporated by reference from our 2004 Proxy Statement under the captions "Proposal II: Ratification of Selection of Independent Auditors" and "Report of the Audit Committee."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       Documents Filed as Part of this Report

1.       The following financial statements are filed herewith:

         Report of Independent Auditors
         Balance Sheet as of December 31, 2003
         Statement of Operations for the period July 21, 2003 (inception) through December 31, 2003
         Statement of Stockholders Equity for the period July 21, 2003 (inception) through December 31, 2003
         Statement of Cash Flows for the period July 21, 2003 (inception) through December 31, 2003
         Notes to Financial Statements

2.       Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.       Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

         3.1 Articles of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form N-2
                  (File No. 333-109055), filed on September 23, 2003).

         3.2 Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

         4.1 Form of Share Certificate (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

         10.1 Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

         10.2 Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

         10.3 Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

         10.4 Transfer Agency and Service Agreement among Registrant, EquiServe Trust Company, N.A. and EquiServe, Inc (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

         10.5 Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

         11 Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

         31.1 Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.


---------------------
*        Filed herewith.

B.       REPORTS ON FORM 8-K

On December 2, 2003, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing the appointment of its chief financial officer.

On December 10, 2003, the Company filed a Current Report on Form 8-K announcing that it had closed on the underwriters' over-allotment in connection with its offering of common stock.

On January 26, 2004, the Company filed a Current Report on Form 8-K announcing that its Chief Executive Officer, Jonathan Cohen, would be opening the NASDAQ National Market on January 27, 2004.

On January 28, 2004, the Company filed a Current Report on Form 8-K announcing that it had completed a transaction with Questia Media, Inc. On February 2, 2004, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing the declaration of the fiscal year 2004 first quarter dividend.

On February 4, 2004, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing the hiring of a managing director and senior credit analyst.

On February 10, 2004, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing that the chief transaction officer had joined the Company on a full-time basis.

On February 11, 2004, the Company filed a Current Report on Form 8-K to indicate it had issued a press release announcing that earnings for the quarter and the year would be announced on February 17, 2004.

On February 17, 2004, the Company filed a Current Report on Form 8-K announcing its financial results for the fiscal year and quarter ended December 31, 2003.

On March 1, 2004, the Company filed a Current Report on Form 8-K announcing the engagement of Houlihan Lokey Howard & Zukin, an independent valuation firm, and the termination of the sub-advisory agreement with Hill Street Advisors, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Technology Investment Capital Corp.

      Date: March 12, 2004                    /s/ Jonathan H. Cohen
                                              ----------------------------------
                                              Jonathan H. Cohen
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

      Date: March 12, 2004                    /s/ Charles M. Royce
                                              ----------------------------------
                                              Charles M. Royce
                                              Chairman of the Board of Directors


      Date: March 12, 2004                    /s/ Jonathan H. Cohen
                                              ----------------------------------
                                              Jonathan H. Cohen
                                              Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer)

      Date: March 12, 2004                    /s/ Patrick F. Conroy
                                              ----------------------------------
                                              Patrick F. Conroy
                                              Chief Financial Officer
                                              (Principal Accounting and
                                              Financial Officer)

      Date: March 12, 2004                    /s/ Steven P. Novak
                                              ----------------------------------
                                              Steven P. Novak
                                              Director

      Date: March 12, 2004                    /s/ G. Peter O'Brien
                                              ----------------------------------
                                              G. Peter O'Brien
                                              Director

      Date: March 12, 2004                    /s/ Tonia L. Pankopf
                                              ----------------------------------
                                              Tonia L. Pankopf
                                              Director