Form 10-K/A
period 2003-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2004-04-29
CIK 1259429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                               TITLE OF EACH CLASS
                               -------------------
                             Common Stock, par value
                                 $0.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes |_| No |X|.

      The aggregate market value of common stock held by non-affiliates of the Registrant on March 8, 2004 based on the closing price on that date of $15.00 on the Nasdaq National Market, was $146,463,000. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 10,000,100 shares of the Registrant's common stock outstanding as of March 8, 2004.


================================================================================

                                PRELIMINARY NOTE


         This Form 10-K/ A is being filed by Technology Investment Capital Corp. (the "Company") to report Part III information in lieu of the incorporation of such information by reference to the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Certain information, as of April 14, 2004, with respect to each of the directors, is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that they hold, and the year in which each of them became a director of the Company. The business address of each director listed below is 8 Sound Shore Drive, Greenwich, Connecticut 06830.

INDEPENDENT DIRECTORS

The following directors are not "interested persons" as defined in the Investment Company Act of 1940.

NAME AND YEAR FIRST ELECTED
DIRECTOR                             AGE                        BACKGROUND INFORMATION
---------------------------          ---                        ----------------------
Steven P. Novak (2003)...........     55     Mr. Novak currently serves as president of Palladio Capital
                                             Management, LLC and as the principal and managing member of the General Partner of Palladio Partners, LP, an equities
                                             hedge fund that commenced operations in July 2002. Prior to founding Palladio, Mr. Novak was a Managing Director of C.E.
                                             Unterberg, Towbin from February 1993 through December 2001.
                                             Mr. Novak serves on the board of directors of CyberSource
                                             Corporation.

G. Peter O'Brien (2003)..........     57     Mr. O'Brien is currently a member of the Board of Trustees of Colgate University and President of the Board of
                                             Directors of Hill House, Inc., a congregate care facility
                                             for low income elderly residents in Riverside, Connecticut.
                                             Mr. O'Brien retired as a managing director of Merrill Lynch
                                             & Co. in 1999 after working in the Equity Capital Markets
                                             area since he joined Merrill Lynch & Co. in 1971. Mr.
                                             O'Brien serves on the board of directors of the Legg Mason
                                             Family of Mutual Funds, the Royce Funds and the Renaissance
                                             IPO Plus Aftermarket Fund.

Tonia L. Pankopf (2003)..........     35     Ms. Pankopf  has been a senior analyst and managing director at Palladio Capital Management since January of 2004. She was a private consultant from July 2003 through December 2003. She previously served as an analyst with P.A.W. Capital Partners, LP from 2001 to July 2003. Ms. Pankopf was senior analyst and vice president at Goldman, Sachs & Co. from 1999 to 2001 and at Merrill Lynch & Co. from 1998 to 1999.






INTERESTED DIRECTORS

Messrs. Cohen and Royce are "interested persons" as defined in the Investment Company Act of 1940. Mr. Cohen is an interested person of the Company due to his position as chief executive officer and president of Technology Investment Management, LLC ("TIM"), the Company's investment adviser, and as the managing member of BDC Partners, LLC, the managing member of TIM. Mr. Royce is an interested person of the Company due to his relationship with Royce & Associates, LLC.

NAME AND YEAR FIRST ELECTED
DIRECTOR                             AGE                        BACKGROUND INFORMATION
---------------------------          ---                        ----------------------
Jonathan H. Cohen (2003).........     39     Mr. Cohen is chief executive officer and president of



                                             Technology Investment Capital Corp. and its investment
                                             adviser, Technology Investment Management, and the managing member of BDC Partners. Mr. Cohen is also a principal of JHC
                                             Capital Management, a registered investment adviser that
                                             serves as the sub-adviser to the Royce Technology Value
                                             Fund, and was previously a principal of Privet Financial
                                             Securities, LLC, a registered broker-dealer.  Prior to
                                             founding JHC Capital Management in 2001, Mr. Cohen managed technology research groups at Wit SoundView from 1999 to
                                             2001. He has also managed securities research groups at
                                             Merrill Lynch & Co. from 1998 to 1999.

Charles M. Royce (2003)..........     64     Mr. Royce became president and chief investment officer (in
                                             1972) and a member of the Board of Managers (in 2001) of
                                             Royce & Associates, LLC (which term, as used in this proxy statement, includes its corporate predecessor). He also
                                             manages or co-manages ten of Royce & Associates' open- and closed-end registered funds.  Mr. Royce serves on the board of directors of The Royce Funds.


INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      The following information, as of April 14, 2004, pertains to our executive officers who are not directors of the Company. Certain of our executive officers serve as directors of, or on the board of managers of, certain of our portfolio companies.

NAME                                 AGE                        BACKGROUND INFORMATION
----                                 ---                        ----------------------
Saul B. Rosenthal................     35     Mr. Rosenthal is chief operating officer, treasurer and
                                             corporate secretary of Technology Investment Capital Corp.
                                             and its investment adviser, Technology Investment
                                             Management, and a member of BDC Partners. Mr. Rosenthal was previously president of Privet Financial Securities, LLC, a registered broker-dealer and financial consultant to small to medium-sized private and public technology companies.
                                             Mr. Rosenthal led the private financing/public company
                                             effort at SoundView Technology Group from 2000 to 2002,
                                             where he co-founded SoundView's Private Equity Group.
                                             Previously, Mr. Rosenthal was a vice president and
                                             co-founder of the Private Equity Group at Wit Capital from
                                             1998 to 2000.

Patrick F. Conroy................     47     Mr. Conroy is the chief financial officer of Technology
                                             Investment Capital Corp., Technology Investment Management,
                                             and BDC Partners.  He joined the Company in December 2003, and was previously a consultant on financial reporting and compliance matters, as well as an adjunct professor of
                                             accounting and finance at St. Thomas Aquinas College. Mr.
                                             Conroy was the chief financial officer of New York
                                             Mercantile Exchange from 1993 to 2003. He is a certified
                                             public accountant.

Lee D. Stern.....................     52     Mr. Stern is an executive vice president of Technology
                                             Investment Capital Corp. and the chief transaction officer of
                                             Technology Investment Management and BDC Partners. He has
                                             over 20 years of financial and investment experience in


                                             leveraged finance and in financing technology companies. Prior to joining the Company, Mr. Stern was a member of Hill Street
                                             Capital, and was previously a partner of Thomas Weisel
                                             Partners and its predecessor, NationsBanc Montgomery, from
                                             1997 to 2000.

COMMITTEES OF THE BOARD OF DIRECTORS

      Our board of directors has established an audit committee and a valuation committee. During 2003, the board of directors of the Company held 4 board meetings and 1 committee meeting. All directors attended at least 75% of the aggregate number of meetings of the respective boards and of the respective committees on which they served. The Company requires each director to make a diligent effort to attend all board and committee meetings, as well as each annual meeting of stockholders.

      The Audit Committee. The audit committee operates pursuant to a charter approved by the board of directors. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee's responsibilities include recommending the selection of independent auditors for the Company, reviewing with such independent auditors the planning, scope and results of their audit of the Company's financial statements, pre-approving the fees for services performed, reviewing with the independent auditors the adequacy of internal control systems, reviewing the Company's annual financial statements and periodic filings, and receiving the Company's audit reports and financial statements. The Audit Committee is presently composed of three persons, including Messrs. Novak and O'Brien and Ms. Pankopf, all of whom are considered independent under the rules promulgated by NASDAQ. The Company's board of directors has determined that Mr. Novak is an "audit committee financial expert" as that term is defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. Mr. Novak meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" of the Company as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940. The Audit Committee met once during 2003.

      The Nominating Committee. The Company does not have a nominating committee. A majority of the independent directors of the board of directors, in accordance with the NASDAQ listing standards, recommends candidates for election as directors. The Company does not currently have a charter or written policy with regard to the nomination process or stockholder recommendations. The absence of such a policy does not mean, however, that a stockholder recommendation would not have been considered had one been received.

      In evaluating director nominees, the independent members of the board of directors consider the following factors:

               o the appropriate size and composition of the Company's board of directors;

               o whether or not the person is an "interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940;

               o the needs of the Company with respect to the particular talents and experience of its directors;

               o the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board of directors;

               o  familiarity with national and international business matters;

               o  experience with accounting rules and practices;

               o appreciation of the relationship of the Company's business to the changing needs of society;

               o the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

               o all applicable laws, rules, regulations, and listing standards.

      The board's goal is to assemble a board of directors that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience.

      Other than the foregoing there are no stated minimum criteria for director nominees, although the independent members of the board of directors may also consider such other factors as they may deem are in the best interests of the Company and its stockholders. The board of directors also believes it appropriate for certain key members of the Company's management to participate as members of the board of directors.

      The independent members of the board of directors identify nominees by first evaluating the current members of the board of directors willing to continue in service. Current members of the board of directors with skills and experience that are relevant to the Company's business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the board of directors with that of obtaining a new perspective. If any member of the board of directors does not wish to continue in service or if the board of directors decides not to re-nominate a member for re-election, the independent members of the board of directors identify the desired skills and experience of a new nominee in light of the criteria above. The entire board of directors is polled for suggestions as to individuals meeting the aforementioned criteria. Research may also be performed to identify qualified individuals. To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees although the Company reserves the right in the future to retain a third party search firm, if necessary.

      The Valuation Committee. The Valuation Committee establishes guidelines and makes recommendations to our board of directors regarding the valuation of our loans and investments. The Valuation Committee is presently composed of Messrs. Novak and O'Brien and Ms. Pankopf. The valuation committee did not meet during 2003.

      The Compensation Committee. The Company does not have a compensation committee because our executive officers do not receive any direct compensation from the Company.

COMMUNICATION WITH THE BOARD OF DIRECTORS

         Stockholders with questions about the Company are encouraged to contact Technology Investment Capital Corp.'s Investor Relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company's board of directors by sending their communications to Technology Investment Capital Corp., c/o Saul B. Rosenthal, Corporate Secretary, 8 Sound Shore Drive, Greenwich, Connecticut 06830. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during 2003 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

 CODE OF ETHICS

         The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company's code can be accessed via its website at http://www.ticc.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation of the Company's directors, none of whom is an employee of the Company. Except as set forth in such table, no other compensation was paid to any directors (including those who also serve as executive officers) by the Company or any other entity in the Company's fund complex during 2003.


                               COMPENSATION TABLE

                                                                     PENSION OR
                                                                     RETIREMENT
                                                                      BENEFITS           TOTAL
                                                   AGGREGATE         ACCRUED AS    COMPENSATION FROM
                                                  COMPENSATION      PART OF THE      FUND AND FUND
                                                    FROM THE         COMPANY'S      COMPLEX PAID TO
                NAME AND POSITION                   COMPANY         EXPENSES(1)       DIRECTORS(2)
                ------------------                  -------         -----------
            INTERESTED DIRECTORS
            Jonathan H. Cohen                        $ --               None             $ --
            Charles M. Royce                           --               None               --

            INDEPENDENT DIRECTORS
            Steven P. Novak                            --               None               --
            G. Peter O'Brien                           --               None               --
            Tonia L. Pankopf                           --               None               --

            EXECUTIVE OFFICERS
            Patrick F. Conroy                          --(3)            None               --
            Saul B. Rosenthal                          --(4)            None               --
            Lee D. Stern                               --(4)            None               --


-----------

(1) We do not have a bonus, profit sharing or retirement plan, and directors do not receive any pension or retirement benefits. (2) Consists only of directors' fees paid by the Company during 2003. The directors have waived all of their fees for 2003.

(2) Consists only of directors' fees paid by the Company during 2003. The directors have waived all of their fees for 2003.

(3) We hired a chief financial officer after the completion of our initial public offering; however, he did not receive any compensation from us in 2003. The compensation of our chief financial officer is paid by BDC Partners, subject to reimbursement by us of an allocable portion of such compensation for services rendered by him to the Company. For the fiscal year ending December 31, 2004, we estimate that the amount of such reimbursement will be approximately $180,000.

(4) With the exception of our chief financial officer, none of our officers receives compensation from the Company.

COMPENSATION OF DIRECTORS

      The directors have waived all of their fees for the year 2003. Beginning in 2004, the independent directors will receive an annual fee of $35,000 and will receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting. No additional fees will be paid in connection with attending committee meetings. No compensation is paid to directors who are interested persons of the Company as defined in the Investment Company Act of 1940.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 14, 2004, the beneficial ownership of each director, the Company's executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G filings by such persons with the Securities and Exchange Commission and other information obtained from such persons.

      Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 8 Sound Shore Drive, Greenwich, Connecticut, 06830.


                                                                            NUMBER OF
                                                                          SHARES OWNED
                  NAME AND ADDRESS OF BENEFICIAL OWNER                    BENEFICIALLY    PERCENTAGE OF CLASS(1)
                  ------------------------------------                    ------------    ----------------------
INTERESTED DIRECTORS

Jonathan H. Cohen .......................................................    139,100           1.38%

Charles M. Royce.........................................................     69,500               *

INDEPENDENT DIRECTORS

Steven P. Novak..........................................................      2,000               *

G. Peter O'Brien.........................................................     10,000               *

Tonia L. Pankopf.........................................................      8,300               *

EXECUTIVE OFFICERS

Patrick F. Conroy........................................................        200               *

Saul B. Rosenthal........................................................      3,400               *

Lee D. Stern.............................................................      3,400               *

EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP..............................    235,900           2.35%

----------
*    Represents less than one percent.

(1) Based on a total of 10,045,961 shares of the Company's common stock issued and outstanding on April 14, 2004.

      Set forth below is the dollar range of equity securities beneficially owned by each director of the Company as of April 14, 2004:

                                                            DOLLAR RANGE OF EQUITY SECURITIES
                  NAME OF DIRECTOR                          BENEFICIALLY OWNED (1)(2)(3)
                  ----------------                          ---------------------------------
INTERESTED DIRECTORS

Jonathan H. Cohen(4).................................                    Over $100,000

Charles M. Royce(4)..................................                    Over $100,000

INDEPENDENT DIRECTORS

Steven P. Novak......................................                  $10,001 - $50,000

G. Peter O'Brien.....................................                    Over $100,000

Tonia L. Pankopf.....................................                    Over $100,000


---------

(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Securities Exchange Act of 1934.

(2)  The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000,
     or Over $100,000.

(3) The dollar range of equity securities beneficially owned in the Company is based on the closing price of $14.38 on April 14, 2004 on the Nasdaq Stock Market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an investment advisory agreement with TIM. TIM is controlled by BDC Partners, its managing member. In addition to BDC Partners, TIM is owned by Royce & Associates as the non-managing member. BDC Partners, as the managing member of TIM, manages the business and internal affairs of TIM . In addition, BDC Partners provides us with office facilities and administrative services pursuant to an administration agreement. Jonathan H. Cohen, our chief executive officer and president, as well as a director, is the managing member of and controls BDC Partners. Saul B. Rosenthal, our chief operating officer, is also the chief operating officer of TIM and a member of BDC Partners.

         Charles M. Royce, a director and the non-executive chairman of our board of directors, is president and chief investment officer of Royce & Associates. Royce & Associates, as the non-managing member of our investment adviser, does not take part in the management or participate in the operations of TIM; however, Royce & Accociates has agreed to make Mr. Royce or certain other portfolio managers available to TIM to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc.

         JHC Capital Management, a registered investment adviser owned by Mr. Cohen, serves as the sub-adviser to the Royce Technology Value Fund. In addition, JHC Capital Management has invested on behalf of certain of its discretionary advisory clients in CyberSource Corporation, a public company engaged in the business of processing online payments for electronic merchants listed on the Nasdaq National Market. Mr. Novak, an independent director of the Company, is also an independent director of CyberSource Corporation. JHC Capital Management's discretionary advisory clients own in the aggregate less than 5% of the outstanding common stock (on a fully diluted basis) of CyberSource Corporation.

         Saul B. Rosenthal, chief operating officer, treasurer and corporate secretary of the Company, holds less than a 0.02% limited partnership interest in Dawntreader Fund II, a private equity partnership which owns less than 5% of MortgageIT, Inc., one of the Company's portfolio companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The audit committee and the non-interested members of the board of directors have selected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending December 31, 2004. This selection is subject to ratification or rejection by the stockholders of the Company.

      PricewaterhouseCoopers LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.


                                   FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                   DECEMBER 31, 2003          DECEMBER 31, 2002
                                   -----------------          -----------------
Audit Fees                            $ 50,000                         N/A
Audit-Related Fees                       --                            N/A
Tax Fees                                 --                            N/A
All Other Fees                           --                            N/A
                    TOTAL FEES:       $ 50,000                         N/A

      Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings.

      Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

      Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

      All Other Fees. All other fees would include fees for products and services other than the services reported above.

         The Audit Committee of the board of directors of Technology Investment Capital Corp. (the "Audit Committee") operates under a written charter adopted by the board of directors effective as of October 28, 2003. The Audit Committee is currently comprised of Messrs. Novak and O'Brien and Ms. Pankopf.

         The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company's independent auditor. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor's independence.

         Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Technology Investment Capital Corp.

 Date: April 29, 2004                       By:  /s/ Jonathan H. Cohen
                                                 -------------------------------
                                                 Jonathan H. Cohen
                                                 Chief Executive Officer