Form 10-Q
period 2004-03-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2004-05-14
CIK 1259429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-50398

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                 MARYLAND                            20-0188736
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

                         8 SOUND SHORE DRIVE, SUITE 255
                          GREENWICH, CONNECTICUT 06830
                     (Address of principal executive office)

                                 (203) 983-5275
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes |_| No |X| .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.001 par value, outstanding as of May 1, 2004 was 10,045,961.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets as of March 31, 2004 and December 31, 2003
            Schedule of Investments as of March 31, 2004
             Statement of Operations for the three months ended March 31, 2004
             Statement of Stockholders' Equity for the three months ended March 31, 2004
             Statement of Cash Flows for the three months ended March 31, 2004

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

            Overview
            Results of Operations
            Liquidity and Capital Resources

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Item 4.     Controls and Procedures

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PART I--FINANCIAL INFORMATION

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003




                                        ASSETS
                                                   MARCH 31,     DECEMBER 31,
                                                      2004            2003
                                                  (Unaudited)      (Audited)
ASSETS
  Investments at fair value (cost: $33,167,869
       @ 3/31/04;none @ 12/31/03).............  $ 33,167,869     $          0
  Cash and cash equivalents....................  105,127,057      138,228,765
  Interest receivable .........................       12,938           23,667
  Prepaid assets...............................       67,811           72,446
                                                ------------     ------------
TOTAL ASSETS................................... $138,375,675     $138,324,878
                                                ============     ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Dividends payable ........................... $   1,000,010     $         0
  Accrued expenses.............................       451,645         335,810
  Accrued offering expenses....................             0          19,441
                                                    ---------         -------

    Total Liabilities..........................     1,451,655         355,251
                                                    ---------         -------

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value,
 100,000,000 shares authorized, and
 10,000,100 issued and outstanding, respectively       100,001        100,001

 Capital in excess of par value.................   138,189,832    138,189,832
 Overdistributed net investment income...........    (1,365,813)     (320,206)
                                                   ------------   -----------

    Total Stockholders' Equity.................    136,924,020    137,969,627
                                                 -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $ 138,375,675   $138,324,878
                                                 =============   ============


 SEE ACCOMPANYING NOTES.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)



COMPANY(1)            INDUSTRY           INVESTMENT           COST      FAIR VALUE(2)
---------------------------------------------------------------------------------------------
Questia Media,Inc.   digital media       senior notes(3)(4) $ 8,167,869  $8,167,869


MortgageIT, Inc.     financial services  senior notes        15,000,000  15,000,000


Advanced Aesthetics  medical services    senior notes        10,000,000  10,000,000
Institute                                warrants to
                                         purchase common              -           -
                                         stock
                                                            -----------------------
Total investments                                           $33,167,869 $33,167,869
                                                            =======================


----------------------------------


(1) We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "'40 Act"). In general, under the '40 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.
(2)  Fair value is determined by the Board of Directors of the Company.
(3)  Investment has some payment-in-kind interest.
(4) Transaction also includes a commitment to purchase additional notes over two years.

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

INVESTMENT INCOME
  Interest income.......................................        $ 463,187
  Other fees............................................          450,000
                                                                ---------

    Total Investment Income.............................          913,187
                                                                ---------

EXPENSES
  Salaries and benefits.................................           46,338
  Investment advisory fees..............................          689,182
  Professional fees.....................................           84,306
  Insurance.............................................           20,020
  Directors' fees.......................................           32,250
  General and administrative............................           86,688
                                                                ---------

    Total Expenses.......................................         958,784
                                                                ---------

NET INVESTMENT LOSS.....................................        $ (45,597)
                                                                =========

NET DECREASE IN STOCKHOLDERS' EQUITY RESULTING FROM
  OPERATIONS............................................        $ (45,597)
                                                                =========


Net decrease in stockholders' equity resulting from O
  perations per common share:
  Basic and Diluted.....................................        $  (0.005)
Weighted average shares of common stock outstanding:
  Basic and Diluted.....................................       10,000,100






  SEE ACCOMPANYING NOTES.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


                               Common Stock     Capital                   Total
                               ------------     -------                   -----
                                              in Excess of   Undist.   Stockholders
                                              ------------  --------   ------------
                              Shares  Amount  Par Value     Earnings     Equity
                              ------  ------  ------------  --------   --------

Balance at December 31,
  2003..................   10,000,100 $100,001 $138,189,832 $(320,206) $137,969,627


Net Decrease in
  Stockholders' Equity
  Resulting from Operations     --       --         --       (45,597)    (45,597)


Dividends declared              --       --         --      (1,000,010) (1,000,010)
                          ---------------------------------------------------------


Balance at March 31, 2004  10,000,100  100,001  138,189,832 (1,365,813)  136,924,020
                          =========================================================






SEE ACCOMPANYING NOTES

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES
  Net decrease in stockholders' equity resulting from
    operations.......................................               $  (45,597)
  Adjustments to reconcile net decrease in stockholders'
    equity resulting from operations to net cash provided/
    used by operating activities:
      Decrease in interest receivable................                   10,729
      Decrease in prepaid assets.....................                    4,635
      Increase in investments due to PIK interest....                 (167,869)
      Increase in accrued expenses and
        other liabilities............................                   96,394
                                                                   -----------


  Net Cash Used by Operating Activities..............                 (101,708)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments............................              (33,000,000)
                                                                  ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS............              (33,101,708)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......              138,228,765
                                                                  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.............             $105,127,057
                                                                  ============


NON-CASH FINANCING ACTIVITIES........................                  none






SEE ACCOMPANYING NOTES

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Technology Investment Capital Corp. ("TICC" or "Company") are prepared in accordance with generally accepted accounting principles ("GAAP")for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.


NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. The Company's investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC's investment activities are managed by Technology Investment Management, LLC, ("Adviser"), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC ("BDC") is the managing member of the Adviser and serves as the administrator of TICC.

On November 26, 2003, the Company closed its initial public offering and sold 8,695,653 shares of its common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of $954,048. Certain of TICC's directors and officers and employees of BDC Partners purchased shares at the public offering price net of the sales concession. On December 10, 2003, the Company issued an additional 1,304,347 shares of its common stock at the same price pursuant to the underwriters' overallotment. The total net proceeds to the Company from the initial public offering, including the exercise of the overallotment, were $138,545,952. The Company also reimbursed the Adviser for approximately $350,000 for organizational expenses advanced by the Adviser on behalf of TICC.


NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2004, the Company engaged an independent valuation firm to perform independent valuations of its investments. The Board of Directors uses the recommended valuations as prepared by the independent valuation firm as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind ("PIK") interest, if any, unless other factors lead to a determination of a lesser or greater valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.


NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the period ended March 31, 2004:


Numerator for basic and diluted loss per share..............  $ (45,597)
Denominator for basic and diluted weighted average shares...   10,000,100

Basic and diluted net decrease in stockholders' equity
resulting from operations per common share..................   $ (0.005)


NOTE 5. RELATED PARTY TRANSACTIONS

The Company's investment activities are managed by its investment adviser, Technology Investment Management, LLC ("TIM") pursuant to an investment advisory agreement. TIM is owned by BDC Partners, LLC, its managing member, and Royce & Associates, LLC. Jonathan Cohen, our chief executive officer, and Saul Rosenthal, our chief operating officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the president of Royce & Associates. For the quarter ended March 31, 2004, TICC incurred investment advisory fees of $689,182 of which $235,226 was payable to TIM at the end of the quarter. Pursuant to the terms of its administration agreement with BDC Partners, TICC incurred $46,338 in compensation expenses for employees allocated to the administrative activities of TICC and $1,856 for reimbursement of facility costs allocated to TICC, of which amounts $8,865 and $1,856, respectively, remained payable to BDC Partners at the end of the quarter. In addition, TICC reimbursed TIM and BDC Partners for offering expenses of $6,950 which had been paid on behalf of TICC.


NOTE 6. DIVIDENDS

The Company intends to operate so as to qualify to be taxed as a RIC under the Internal Revenue Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company.

On April 5, 2004, the Company paid a dividend of $0.10 per share to stockholders of record as of March 15, 2004. On May 4, 2004, the Company announced a dividend of $0.11 per share for the second quarter.


NOTE 7. NET ASSET VALUE PER SHARE

The Company's net asset value per share at March 31, 2004 was $13.69, and at December 31, 2003 was $13.80.


NOTE 8.  PAYMENT IN KIND INTEREST

The Company has loans in its portfolio, which contain a payment-in-kind ("PIK") provision. The PIK interest is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC (as discussed in Note 6, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months ended March 31, 2004, the Company recorded PIK income of $167,869, and a corresponding increase in the cost of the investment. The Company does not have any original issue discount income.


NOTE 9. OTHER FEES

For the three months ended March 31, 2004, other fees totaled $450,000. These fees include closing fees associated with investments in portfolio companies. Such fees are normally paid at the closing of the Company's investments and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments.

NOTE 10. FINANCIAL HIGHLIGHTS

                                                      Three Months ended
                                                        March 31, 2004
                                                          (UNAUDITED)
                                                          -----------

Per Share Data (1)
------------------

Net asset value at beginning of period                      $ 13.80
Net investment loss (2)                                       (0.01)
Distributions from net investment income                      (0.10)
                                                            --------
Net asset value at end of period                            $ 13.69_
                                                            ========

Per share market value at beginning of period               $ 15.55
Per share market value at end of period                       14.59
Total return  (3)(4)                                          (5.53)%
Shares outstanding at end of period                        10,000,100

Ratios/Supplemental Data
------------------------
Net assets at end of period                                      $ 136,924,020
Average net assets                                                 137,691,189
Ratio of expenses to average net assets - annualized                      2.74%
Ratio of net investment income to average net assets - annualized        (0.13)%



------------------------------------------

(1)  Basic per share data.
(2)  Represents per share net investment loss for the period ($.005), rounded.
(3)  Amount not annualized for the three months ended March 31, 2004.
(4) Total return equals the increase/decrease of the ending market value plus dividends divided by the beginning market value.


NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2004 and December 31, 2003, respectively, cash and cash equivalents consisted of:


                                                  March 31, 2004       December 31, 2003
                                                  --------------       -----------------
UBS Select Money Market Fund..................    $  4,548,106           $  28,000,000
Eurodollar Time Deposit(due 1/13/04) .........               0              10,000,000
U.S. Treasury Bill (due 4/1/04 and 1/22/04)...      50,000,000              49,976,083
U.S. Treasury Bill (due 4/22/04 and 3/18/04)        49,975,500              49,910,167
                                                  ------------           -------------

            Total Cash Equivalents............     104,523,606             137,886,250
            Cash .............................         603,451                 342,515
                                                  ------------           -------------

            Cash and Cash Equivalents ........    $105,127,057           $ 138,228,765
                                                  ============           =============


NOTE 12. COMMITMENTS

As part of the Company's investment in the senior notes of Questia Media, Inc., a commitment for an additional purchase of $2 million in senior notes, over the two year period ending January 28, 2006, was issued. The fulfillment of this commitment is contingent on the achievement of certain agreed-upon financial milestones by Questia Media.


NOTE 13. SUBSEQUENT EVENTS

On April 19, 2004, the Company filed a preliminary proxy statement with the Securities & Exchange Commission. In addition to the election of one director and ratification of the appointment of its auditors, the Company is also recommending approval of an amendment to the investment advisory agreement, which would change the calculation of the base management fee. The effect of the change is to charge fees based upon gross assets rather than net assets which would increase the fees payable to the advisor. This change will effectively enable the advisor to recommend the use of leverage in the Company's portfolio and receive a higher fee based on the extent to which leverage is used.

On May 4, 2004, the Company announced a cash dividend of $0.11 per share to holders of record on June 10, 2004, payable on June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS


The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

>> economic downturns or recessions may impair our portfolio companies' performance;

>> a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

>> the risks associated with the possible disruption in the Company's operations due to terrorism; and

>> the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.


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

Our investment activities are managed by Technology Investment Management, LLC ("TIM"), a registered investment adviser under the Investment Advisers Act of 1940. TIM is owned by BDC Partners, LLC, its managing member, and Royce & Associates, LLC ("Royce"). Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company.

We intend to concentrate our investments in companies having annual revenues of less than $100 million and/or a market capitalization of less than $200 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: computer hardware and software, networking systems, semiconductors, semiconductor capital equipment, diversified technology, medical device technology, information technology infrastructure or services, Internet, telecommunications and telecommunications equipment and media.

While the structure of our investments will vary, we expect to invest primarily in the debt of established target technology-related companies. We will seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that such entities will, at the time of our investment, have employees and revenues. We expect that most of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. Our investments typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at fixed or variable rates. Our loans may carry a provision for deferral of some or all of the interest payments , which will be added to the principal amount of the loan. This form of deferred interest is referred to as "payment-in-kind" or "PIK" interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $168,000 for the quarter ended March 31, 2004.

To the extent possible, our loans will be collateralized by a security interest in the borrower's assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable monthly with amortization of principal being deferred for several years. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower's stock.

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

Since our initial public offering in November 2003 through the end of the first quarter of 2004, we have made three loans to target companies in the total amount of $33 million, with a commitment of an additional $2 million to one of our portfolio companies. At the time of our initial public offering, we had entered into four non-binding commitments to lend up to $35 million to prospective portfolio companies. We have made investments in two of these companies, Questia Media and MortgageIT. Of the remaining two prospective portfolio companies, one is in the process of being sold (prior to the opportunity for us to complete our proposed transaction) and we have discontinued negotiations with the other. In March 2004, we made an investment in Advanced Aesthetics. We continue to work diligently toward the consummation of additional investments. Our management is actively involved in identifying and evaluating potential opportunities.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation process as our most critical accounting policy.

Investment Valuation
--------------------

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team provide information to the Board of Directors on each portfolio company including the most recent financial statements and forecasts. In addition, we have engaged the firm of

Houlihan Lokey Howard & Zukin ("HLHZ") to evaluate our portfolio investments, although the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. At March 31, 2004, the Board used the information provided by the portfolio management team and HLHZ's report in its determination of the final fair value of investments, as noted in the Schedule of Investments.

The Board's final determination of fair value is based on some or all of the following factors, as applicable, and any other factors considered to be relevant:

o    the nature of any restrictions on disposition of the securities;
o    assessment of the general liquidity/illiquidity of the securities;
o the issuer's financial condition, including its ability to make payments and its earnings and discounted cash flow;
o    the markets in which the issuer does business;
o    the cost of the investment;
o    the size of the holding and the capitalization of issuer;
o    the nature and value of any collateral;
o the prices of any recent transactions or bids/offers for the securities or similar securities or any comparable securities that are publicly traded; and
o any available analyst, media or other reports or information deemed reliable by the independent valuation firm regarding the issuer or the markets or industry in which it operates.

Fair value securities may include, but are not limited to, the following:

o private placements and restricted securities that do not have an active trading market;
o securities whose trading has been suspended or for which market quotes are no longer available;
o debt securities that have recently gone into default and for which there is no current market;
o    securities whose prices are stale; and
o    securities affected by significant events.

RESULTS OF OPERATIONS

We were incorporated on July 21, 2003 and commenced operations in November 2003. Therefore, there is no period for which to compare the results for the first quarter of 2004.

INVESTMENT INCOME

Investment income for the three months ended March 31, 2004 was approximately $913,000. This amount primarily consisted of interest income of approximately $287,000 from cash and cash equivalents and $168,000 in PIK from one of our debt investments. Non-recurring other fee income of $450,000, representing closing fees associated with investments in portfolio companies, was also recorded.

Interest income from invested cash and cash equivalents reflects the investment of the net proceeds from our initial public offering. Income from investments in debt securities was relatively modest since we did not close our first investment until January 28, 2004 and the other two investments were closed during the last week of the quarter. As we continue to make investments in debt securities of private companies we expect that we will generate additional income at rates significantly greater than the rates we are currently receiving on cash and cash equivalents.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2004 were approximately $959,000. This amount consisted of investment advisory fees, salaries and benefits, professional fees, and general and administrative expenses.

The investment advisory fee for the quarter was approximately $689,000, representing the base fee as provided for in the advisory agreement. Salaries and benefits were approximately $46,000, reflecting the allocation of compensation expenses for the services of our chief financial officer, office manager, and the vice president of business development.

Professional fees, consisting of legal and audit fees, were approximately $84,000, and insurance costs were $20,020. Directors' fees were approximately $32,000 for the quarter.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $87,000. General and administrative expenses are allocated to us under the terms of the administration agreement with TIM and BDC Partners.

NET DECREASE IN STOCKHOLDERS' EQUITY FROM OPERATIONS

We had a net decrease in stockholders' equity resulting from operations of $45,597 for the three months ended March 31, 2004. Based on a weighted-average of 10,000,100 (basic and fully diluted) shares outstanding, our net change in stockholders' equity from operations per common share for the three months ended March 31, 2004 was $0.005 for basic and fully diluted earnings.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had investments in debt securities of, or loans to, three private companies, totaling approximately $33.2 million of total investment assets. This amount includes approximately $168,000 in accrued PIK interest which, as described in "Overview," is added to the carrying value of our investments.

Cash used by operating activities for the three months ended March 31, 2004, consisting primarily of the items described in "Results of Operations," was approximately $102,000 reflecting the loss resulting from operations, and the non-cash income related to PIK interest, offset to some degree by an increase in accrued expenses. Net cash used by investing activities was $33.0 million, due to the new investments.

During the three months ended March 31, 2004, cash and cash equivalents decreased from approximately $138.2 million at the beginning of the period to approximately $105.1 million at the end of the period.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, on April 5, 2004, we paid a dividend of $0.10 per share to stockholders of record as of March 15, 2004. On May 4, 2004, we announced a dividend of $0.11 per share for the second quarter to stockholders of record as of June 10, 2004, payable on June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 We are subject to financial market risks, including changes in interest rates. We expect that initially many of the loans in our portfolio will be made at fixed rates. Over time some of our investments may be at variable rates. Currently the three loans in our portfolio are at fixed rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We did not engage in any hedging activities during the first quarter of 2004.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2004, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                            PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

        3.1 Articles of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
        3.2 Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
        4.1 Form of Share Certificate (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
        10.1 Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
        10.2 Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
        10.3 Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
        10.4 Transfer Agency and Service Agreement among Registrant, EquiServe Trust Company, N.A. and EquiServe, Inc (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19,
              2003).
        10.5  Dividend   Reinvestment   Plan   (Incorporated   by  reference  to
              Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 6,
              2003).
        11 Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
        31.1* Certification  of Chief Executive  Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
        31.2* Certification  of Chief Financial  Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
        32.1* Certification  of Chief Executive  Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
        32.2* Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

---------------------------
* Filed herewith.


(b)     REPORTS ON FORM 8-K

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

On March 30, 2004, the Company filed a Current Report on Form 8-K announcing that it had completed a transaction with MortgageIT, Inc.

On March 31, 2004, the Company filed a Current Report on Form 8-K announcing that it had completed a transaction with Advanced Aesthetics Institute.

On May 4, 2004, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

On May 6, 2004, the Company filed a Current Report on Form 8-K announcing the declaration of the dividend for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Technology Investment Capital Corp.

        Date: May 13, 2004          By: /s/ Jonathan H. Cohen
                                    -------------------------------
                                    Jonathan H. Cohen
                                    Chief Executive Officer



        Date: May 13, 2004          By: /s/ Patrick F. Conroy
                                    -------------------------------
                                    Patrick F. Conroy
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)