Form 10-Q
period 2004-06-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2004-08-10
CIK 1259429

DRAFT
-----


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.001 par value, outstanding as of August 9, 2004 was 10,092,712.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Balance Sheets as of June 30, 2004 and December 31, 2003 Schedule of Investments as of June 30, 2004
         Statement of Operations for the three months and six months ended June 30, 2004
         Statement of Stockholders' Equity for the six months ended
            June 30, 2004
         Statement of Cash Flows for the six months ended June 30, 2004 Notes to financial statements


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations
         Overview
         Results of Operations
         Liquidity and Capital Resources

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

 Item 4. Controls and Procedures

 PART II OTHER INFORMATION

 Item 1. Legal Proceedings

 Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                                 BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                         ASSETS
                                                   JUNE 30,       DECEMBER 31,
                                                     2004            2003
                                                  (Unaudited)     (Audited)
ASSETS
  Investments at fair value (cost: $33,411,566
       @ 6/30/04; none @ 12/31/03).............   $ 33,411,566   $          0
  Cash and cash equivalents....................    104,130,010    138,228,765
  Interest receivable .........................        698,249         23,667
  Prepaid assets...............................         45,657         72,446
                                                  ------------   ------------
TOTAL ASSETS...................................   $138,285,482   $138,324,878
                                                  ============   ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses............................... $    878,336        335,810
  Accrued offering expenses......................            0         19,441
                                                  ------------   ------------
    Total Liabilities............................      878,336        355,251
                                                  ------------   ------------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value,
  100,000,000 shares authorized, and
  10,092,712 and 10,000,100 issued and outstanding,
  respectively ..................................      100,927        100,001

  Capital in excess of par value.................  139,502,029    138,189,832
  (Overdistributed) net investment income (loss).   (2,195,810)      (320,206)
                                                  ------------   ------------

    Total Stockholders' Equity...................  137,407,146    137,969,627
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $138,285,482   $138,324,878
                                                  ============   ============


 SEE ACCOMPANYING NOTES.

                      TECHNOLOGY INVESTMENT CAPITAL CORP.
                            SCHEDULE OF INVESTMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)


COMPANY (1)           INDUSTRY             INVESTMENT                  COST       FAIR VALUE(2)
------------------------------------------------------------------------------------------------
Questia Media, Inc.  digital media         senior notes(3)(4)       $ 8,411,566    $8,411,566


MortgageIT, Inc.     financial services    senior notes              15,000,000    15,000,000


Advanced Aesthetics  medical services      senior notes              10,000,000    10,000,000
  Institute                                warrants to purchase
                                            common stock                     --            --
                                                                    -----------   -----------

Total investments                                                   $33,411,566   $33,411,566
                                                                    ===========   ===========

----------------------------------
(1) We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "'40 Act"). In general, under the '40 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.
(2) Fair value is determined in good faith by the Board of Directors of the Company.
(3)  Investment includes payment-in-kind interest.
(4)  Transaction also includes a commitment for additional notes over two years.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                        Three Months ended      Six Months ended
                                                           June 30, 2004          June 30, 2004
INVESTMENT INCOME
  Interest income.................................      $        1,163,458      $      1,626,645
  Other fees .....................................                  80,000               530,000
                                                        ------------------      ----------------
    Total Investment Income.......................               1,243,458             2,156,645
                                                        ------------------      ----------------

EXPENSES
  Salaries and benefits...........................                  51,800                98,138
  Investment advisory fees........................                 689,767             1,378,949
  Professional fees...............................                 117,588               201,894
  Insurance.......................................                  20,020                40,040
  Directors' fees.................................                  38,250                70,500
  General and administrative......................                  50,974               137,662
                                                        ------------------      ----------------

    Total Expenses................................                 968,399             1,927,183
                                                        ------------------      ----------------

NET INVESTMENT INCOME.............................      $          275,059      $        229,462
                                                        ==================      ================

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM
  OPERATIONS......................................      $          275,059      $        229,462
                                                        ==================      ================

Net increase in stockholders' equity resulting from
  Operations per common share:
  Basic and Diluted................................     $             0.03      $           0.02

Weighted average shares of common stock outstanding:
  Basic and Diluted................................             10,044,459            10,022,279


SEE ACCOMPANYING NOTES.

                      TECHNOLOGY INVESTMENT CAPITAL CORP.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)

                                         Common Stock                Capital      (Over)/Underdist.      Total
                                    ------------------------       in Excess of   Net Investment      Stockholders
                                     Shares           Amount        Par Value         Income             Equity
                                     ------           ------        ---------         ------             ------
Balance at December 31, 2003 ......  10,000,100   $     100,001   $ 138,189,832   $    (320,206)     $ 137,969,627

Net Increase in
Stockholders' Equity
Resulting from Operations .........        --              --              --           229,462            229,462

Shares issued in
connection with
dividend reinvestment .............      92,612             926       1,312,197            --            1,313,123

Dividends declared ................        --              --              --        (2,105,066)        (2,105,066)
                                   ---------------------------------------------------------------------------------
Balance at June 30, 2004 ..........  10,092,712   $     100,927     139,502,029      (2,195,810)       137,407,146
                                   =================================================================================


SEE ACCOMPANYING NOTES

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in stockholders' equity resulting from
    operations.......................................           $    229,462
  Adjustments to reconcile net increase in stockholders'
    equity resulting from operations to net cash
    provided/ used by operating activities:
      Increase in interest receivable................               (674,582)
      Decrease in prepaid assets.....................                 26,789
      Increase in investments due to PIK interest....               (411,566)
      Increase in accrued expenses and
        other liabilities............................                523,085
                                                                ------------

  Net Cash Used by Operating Activities..............               (306,812)
                                                                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments..........................              (33,000,000)
                                                                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid ..................................                 (791,943)
                                                                ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS............            (34,098,755)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......            138,228,765
                                                                ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.............           $104,130,010
                                                                ============

NON-CASH FINANCING ACTIVITIES
  Shares issued in connection
  with dividend reinvestment plan ...................           $  1,313,123
                                                                ============


SEE ACCOMPANYING NOTES

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)



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

TICC's investment activities are managed by Technology Investment Management, LLC, ("TIM"), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC ("BDC") is the managing member of the Adviser and serves as the administrator of TICC.

On November 26, 2003, the Company closed its initial public offering and sold 8,695,653 shares of its common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of $954,048. Certain of TICC's directors and officers and employees of BDC Partners purchased shares at the public offering price net of the sales concession. On December 10, 2003, the Company issued an additional 1,304,347 shares of its common stock at the same price pursuant to the underwriters' overallotment. The total net proceeds to the Company from the initial public offering, including the exercise of the overallotment, were $138,545,952. The Company also reimbursed TIM for approximately $350,000 for organizational expenses advanced by TIM on behalf of TICC.

NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2004, the Company engaged an independent valuation firm to perform independent valuations of its investments. The Board of Directors uses the recommended valuations as prepared by the independent valuation firm as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind ("PIK") interest, if any, unless factors lead to a determination of a lesser or greater valuation. Due to the uncertainty inherent in the valuation process, such determination of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the amounts ultimately realized on these investments to be different from the valuation currently assigned.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months and six months ended June 30, 2004:

                                                         Three Months ended       Six Months ended
                                                            June 30, 2004           June 30, 2004
                                                             (UNAUDITED)              (UNAUDITED)
                                                         ------------------       ----------------
Numerator for basic and diluted
earnings per share.................................      $          275,059       $        229,462

Denominator for basic and diluted
weighted average shares............................              10,044,459             10,022,279

Basic and diluted net increase in stockholders'
equity resulting from operations per common share..      $             0.03       $           0.02

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's investment activities are managed by its investment adviser, Technology Investment Management, LLC ("TIM") pursuant to an investment advisory agreement. TIM is owned by BDC Partners, LLC, its managing member, and Royce & Associates, LLC. Jonathan Cohen, our chief executive officer, and Saul Rosenthal, our chief operating officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the president of Royce & Associates. For the three months and six months ended June 30, 2004, TICC incurred investment advisory fees of $690,000 and $1,379,000, respectively; $690,000 was payable to TIM at the end of the quarter. Pursuant to the terms of its administration agreement with BDC Partners, TICC incurred $51,800 and $98,000 in compensation expenses for employees allocated to the administrative activities of TICC and $4,054 and $5,910 for reimbursement of facility costs allocated to TICC, for the three months and six months ended June 30, 2004, respectively. At June 30, 2004 $9,893 and $0 remained payable to BDC Partners for compensation expense and facility costs, respectively.

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

On April 5, 2004, the Company paid a dividend of $0.10 per share. On June 30, 2004, the Company paid a dividend of $0.11 per share to stockholders of record as of June 10, 2004. On August 5, 2004, the Company announced a dividend of $0.11 per share for the third quarter.

The Company has a dividend reinvestment plan under which all net investment income dividends and capital gain distributions are paid to stockholders in the form of additional shares unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company's net asset value per share at June 30, 2004 was $13.61, and at December 31, 2003 was $13.80.

NOTE 8. PAYMENT IN KIND INTEREST

The Company has loans in its portfolio which contain a payment-in-kind ("PIK") provision. The PIK interest is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC (as discussed in Note 6, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months and six months ended June 30, 2004, the Company recorded PIK income of $243,697 and $411,566, respectively, and a corresponding increase in the cost of the investment. The Company does not have any original issue discount income.

NOTE 9. OTHER FEES

For the three months and six months ended June 30, 2004, other fees totaled $80,000 and $530,000, respectively. These fees include closing fees associated with investments in portfolio companies. Such fees are normally paid at the closing of the Company's investments and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and six months ended June 30, 2004, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

                                                 Three Months ended       Six Months ended
                                                     June 30, 2004          June 30, 2004
                                                     (UNAUDITED)             (UNAUDITED)
                                                     -----------             -----------
Per Share Data (1)
------------------

Net asset value at beginning of period             $         13.69        $            13.80
Net investment income (2)                                     0.03                      0.02
Distributions from net investment income                     (0.11)                    (0.21)
                                                   ---------------        ------------------
Net asset value at end of period                   $         13.61        $            13.61
                                                   ===============        ==================

Per share market value at beginning of period      $         14.59        $            15.55
Per share market value at end of period                      13.51                     13.51
Total return (3)(4)                                           (6.6)%                   (11.8)%
Shares outstanding at end of period                     10,092,712                10,092,712


Ratios/Supplemental Data
------------------------

Net assets at end of period                        $   137,407,146        $      137,407,146
Average net assets                                     137,860,850               137,776,019
Ratio of expenses to average net assets -
        annualized                                            2.81%                     2.80%
Ratio of net investment income to average
        net assets - annualized                               0.80%                     0.33%

------------------------------------------

(1)  Basic per share data.
(2)  Represents per share net investment income for the period.
(3)  Calculated using weighted average share method.
(4) Total return equals the decrease of the ending market value plus dividends divided by the beginning market value.


NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2004 and December 31, 2003, respectively, cash and cash equivalents consisted of:

                                                   June 30, 2004       December 31, 2003
                                                    (UNAUDITED)            (AUDITED)
                                                    -----------            ---------
UBS Select Money Market Fund ..................   $     3,459,372      $    28,000,000
Eurodollar Time Deposit
 (due 7/8/04 and 1/31/04) .....................        20,000,000           10,000,000
U.S. Treasury Bill (due 7/8/04 and 1/22/04) ...        49,991,347           49,976,083
U.S. Treasury Bill (due 3/18/04) ..............              --             49,910,167
Federal Home Loan Bank discount note
 (due 7/21/04) ................................        29,980,833                 --
                                                  ---------------      ---------------

            Total Cash Equivalents ............       103,431,552          137,886,250
            Cash ..............................           698,458              342,515
                                                  ---------------      ---------------

            Cash and Cash Equivalents .........   $   104,130,010      $   138,228,765
                                                  ===============      ===============

NOTE 12. COMMITMENTS

As part of the Company's investment in the senior notes of Questia Media, Inc., a commitment for an additional purchase of $2 million in senior notes, over the two-year period ending January 28, 2006, was issued. The fulfillment of this commitment is contingent on the achievement of agreed-upon financial milestones.

NOTE 13. SUBSEQUENT EVENTS

On July 26, 2004, the Company announced that it had completed a $10 million debt transaction with The Endurance International Group. Endurance, a portfolio company of Audax Group, is a leading provider of shared website hosting and other online services for small and medium businesses. Endurance currently manages a number of website hosting properties, each of which is a provider of web services to a targeted segment of the small business community. Endurance's business strategy has been to add to its economies of scale through the acquisition of website hosting assets. TICC's investment in Endurance consists of $7 million of senior secured notes with warrants and a commitment for an additional $3 million of senior notes with warrants as Endurance achieves certain milestones.

On August 5, 2004, the Company announced a cash dividend of $0.11 per share to holders of record on September 10, 2004, payable on September 30, 2004.

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

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003. Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is to seek current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We intend to elect to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, beginning with the 2003 taxable year.

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

While the structure of our investments will vary, we expect to invest primarily in the debt of established target technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that such entities will, at the time of our investment, have employees and revenues. We expect that most of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. Our investments typically range from $5 million to $15 million, mature in no more than seven years and accrue interest at fixed or variable rates. Our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan. This form of deferred interest is referred to as "payment-in-kind" or "PIK" interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $243,000 for the quarter ended June 30, 2004.

To the extent possible, our loans are collateralized by a security interest in the borrower's assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly. In addition, we intend to seek an equity component in connection with a substantial portion of our investments, in the form warrants to purchase stock or similar equity instruments. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower's stock.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees are generally non-recurring, however in some instances they may have a recurring component. We received no fee income for managerial assistance for the quarter ended June 30, 2004.

Prior to making an investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company's business and legal documentation for the loan.

Since our initial public offering in November 2003 through the end of this quarter, we have made three loans to target companies in the total amount of $33 million, with a commitment of an additional $2 million to one of our portfolio companies. At the time of our initial public offering, we had entered into four non-binding commitments to lend up to $35 million to prospective portfolio companies. We have made investments in two of these companies, Questia Media and MortgageIT. Of the remaining two prospective portfolio companies, one was sold (prior to the opportunity for us to complete our proposed transaction) and we have discontinued negotiations with the other. In March 2004 we made an investment in Advanced Aesthetics.

Although we did not complete any transactions during the second quarter, we announced the completion of a $10 million debt transaction with The Endurance International Group in July 2004. In addition, we currently have several transactions in our pipeline, and we expect some of those transactions to close during the third quarter. However, we continue to conduct due diligence and finalize terms regarding such transactions. There can be no assurance when or if these transactions will close.

In addition, we believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. We currently believe that we will be substantially invested by the end of this year based upon the current pipeline.

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

We value our investment portfolio each quarter. Members of our portfolio management team provide information to the Board on each portfolio company including the most recent financial statements and forecasts. In addition, we have engaged the firm of Houlihan Lokey Howard & Zukin ("HLHZ") to evaluate our portfolio investments, although the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. At June 30, 2004 , the Board used the information provided by the portfolio management team and HLHZ's report in its determination of the final fair value of investments, as noted in the Schedule of Investments.

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

RESULTS OF OPERATIONS

We were incorporated on July 21, 2003 and commenced operations in November 2003. Therefore, there is no period with which to compare the results of operations for the first and second quarters of 2004.

For the three months ended June 30, 2004.

INVESTMENT INCOME

Investment income for the three months ended June 30, 2004 was approximately $1,243,000. This amount primarily consisted of interest income of approximately $238,000 from cash and cash equivalents, $682,000 cash interest from portfolio investments, and $243,000 in PIK from one of our debt investments. Non-recurring fee income of $80,000 was also recorded.

Interest income from invested cash and cash equivalents reflects the investment of the net proceeds from our initial public offering that have not been invested in portfolio securities. Income from investments in debt securities was relatively modest since we did not close our first investment until January 28, 2004 and the other two investments were closed during the last week of March.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2004 were approximately $968,000. This amount consisted of investment advisory fees, salaries and benefits, professional fees, and general and administrative expenses.

The investment advisory fee for the quarter was approximately $690,000, representing the base fee as provided for in the advisory agreement. Salaries and benefits were approximately $52,000, reflecting the allocation of compensation expenses for the services of our chief financial officer, office manager, and the vice president of business development.

Professional fees, consisting of legal and audit fees, were approximately $118,000, and insurance costs were $20,020. Directors' fees were approximately $38,000 for the quarter.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $51,000. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

NET INCREASE IN STOCKHOLDERS' EQUITY FROM OPERATIONS

We had a net increase in stockholders' equity resulting from operations of $275,000 for the three months ended June 30, 2004. Based on a weighted-average of 10,044,459 (basic and fully diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the three months ended June 30, 2004 was $0.03 for basic and fully diluted earnings.

For the six months ended June 30, 2004.

INVESTMENT INCOME

Investment income for the six months ended June 30, 2004 was approximately $2,157,000. This amount primarily consisted of interest income of approximately $525,000 from cash and cash equivalents, $691,000 cash interest from portfolio investments, and $411,000 in PIK from one of our debt investments. Non-recurring fee income of $530,000 was also recorded.

Interest income from invested cash and cash equivalents reflects the investment of the net proceeds from our initial public offering that have not been invested in portfolio securities. Income from investments in debt securities was relatively modest since we did not close our first investment until January 28, 2004 and the other two investments were closed during the last week of March.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2004 were approximately $1,927,000. This amount consisted of investment advisory fees, salaries and benefits, professional fees, and general and administrative expenses.

The investment advisory fee for the six months was approximately $1,379,000, representing the base fee as provided for in the advisory agreement. On June 17, 2004, shareholders approved an amendment to our investment advisory agreement that changed our base fee from 2.0% of net assets to 2.0% of gross assets. The portion of the investment advisory fee payable subsequent to that date was calculated in accordance with the terms of that amendment.

Salaries and benefits were approximately $98,000, reflecting the allocation of compensation expenses for the services of our chief financial officer, office manager, and the vice president of business development.

Professional fees, consisting of legal and audit fees, were approximately $202,000, and insurance costs were $40,040. Directors' fees were $70,500 for the six months ended June 30, 2004.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $138,000. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

NET INCREASE IN STOCKHOLDERS' EQUITY FROM OPERATIONS

We had a net increase in stockholders' equity resulting from operations of $229,000 for the six months ended June 30, 2004. Based on a weighted-average of 10,022,279 (basic and fully diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the six months ended June 30, 2004 was $0.02 for basic and fully diluted earnings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had investments in debt securities of, or loans to, three private companies, totaling approximately $33.4 million of total investment assets. This number includes approximately $411,000 in accrued PIK interest which, as described in "Overview," is added to the carrying value of our investments.

Cash used by operating activities for the six months ended June 30, 2004, consisting primarily of the items described in "Results of Operations," was approximately $307,000 reflecting the non-cash income related to PIK interest and the increase in accrued interest receivable, offset to some degree by income from operations and the increase in accrued expenses.

During the six months ended June 30, 2004, cash and cash equivalents decreased from approximately $138.2 million at the beginning of the period to approximately $104.1 million at the end of the period, due primarily to our investing activities.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared a dividend of $0.10 per common share in the first quarter, which was paid in April 2004, and a dividend of $0.11 per share in the second quarter which was paid on June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2004, the three loans in our portfolio were at fixed rates. Over time some of our investments will be at variable rates. We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2004, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information regarding the Company that is required to be disclosed in reports we file or submit under the Securities and Exchange Act of 1934. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the three months ended June 30, 2004, we issued a total of 92,612 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 17, 2004, we held our Annual Meeting of Shareholders in Greenwich, Connecticut. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.


1. Election of Directors: Shareholders elected one director of the Company, who will serve for three years, or until her successor is elected and qualified. Votes were cast as follows:

                                             FOR            WITHHELD
                                       ---------------   ---------------
     Tonia L. Pankopf                     5,067,552          294,672

The following directors are continuing as directors of the Company for their respective terms - Jonathan H. Cohen, Charles M. Royce, Steven P. Novak, and G. Peter O'Brien.

2. Ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company's independent registered public accounting firm for the year ending December 31, 2004. Votes were cast as follows:


                    FOR              AGAINST          ABSTAIN
               ---------------   ---------------   ---------------
                 5,321,551           24,850            15,823

3. Amendment of the investment advisory agreement and fees paid to the Company's adviser. Brokers cast 715,195 non-votes in connection with the approval of the amendment to the investment advisory agreement. The remaining votes were cast as follows:

                    FOR              AGAINST          ABSTAIN
               ---------------   ---------------   ---------------
                 3,895,538           648,485          103,006


ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   EXHIBIT
    NUMBER                              DESCRIPTION

     3.1 Articles of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on September 23, 2003).

     3.2 Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on November 19,
               2003).

     4.1 Form of Share Certificate (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on September 23, 2003).

    10.1 Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

    10.2 Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on November 19, 2003).

    10.3 Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on November 19, 2003).

    10.4 Transfer Agency and Service Agreement among Registrant, EquiServe Trust Company, N.A. and EquiServe, Inc. (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on November 19, 2003).

    10.5 Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055) filed on November 6,
               2003).

    11 Computation of Per Share Earnings (included in notes to the financial statements included in this report).

    31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

    31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

    32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *  Filed herewith.

(b) REPORTS ON FORM 8-K

On May 4, 2004, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2004.

On May 6, 2004, the Company filed a Current Report on Form 8-K announcing the declaration of the dividend for the second quarter of 2004.

On July 30, 2004 the Company filed a Current Report on Form 8-K reflecting its announcement that it had completed a $10 million debt transaction with The Endurance International Group, a leading, private equity-backed provider of shared web hosting solutions and other online products and services to small businesses.

On August 5, 2004, the Company filed a Current Report on Form 8-K announcing the declaration of the dividend for the third quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: August 10, 2004               By: /s/ Jonathan H. Cohen
                                    --------------------------------------------
                                    Jonathan H. Cohen
                                    Chief Executive Officer


Date: August 10, 2004               By: /s/ Patrick F. Conroy
                                    --------------------------------------------
                                    Patrick F. Conroy
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)