Form 10-Q
period 2004-09-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2004-11-12
CIK 1259429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER: 0-50398

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                      MARYLAND                                             20-0188736
  (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12 b-2 of the Exchange Act). Yes |_| No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.01 par value, outstanding as of November 9, 2004 was
10,125,406.

--------------------------------------------------------------------------------

                       TECHNOLOGY INVESTMENT CAPITAL CORP.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 2004 and December 31, 2003
         Schedule of Investments as of September 30, 2004
         Statement of Operations for the three months and nine months ended September 30, 2004
         Statement of Stockholders' Equity for the nine months ended September 30, 2004
         Statement of Cash Flows for the nine months ended September 30, 2004
         Notes to financial statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
         Overview
         Critical Accounting Policies
         Results of Operations
         Liquidity and Capital Resources
         Risk Factors

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

 Item 4. Controls and Procedures

 PART II  OTHER INFORMATION

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

SIGNATURES

                                        2

-------------------------------------------------------------------------------

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2004             2003
                                                 (Unaudited)       (Audited)
                                                ------------     -------------

ASSETS
  Investments at fair value (cost: $64,610,162
       @ 9/30/04; none @ 12/31/03)............. $ 64,610,162     $          0
  Cash and cash equivalents....................   73,794,091      138,228,765
  Interest receivable .........................      598,791           23,667
  Prepaid expenses and other assets............       31,087           72,446
                                                 -----------      -----------
TOTAL ASSETS................................... $139,034,131     $138,324,878
                                                 -----------      -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued expenses.............................  $    932,640    $    335,810
  Accrued offering expenses....................             0          19,441
                                                     --------          ------

    Total Liabilities..........................       932,640         355,251
                                                     --------         -------

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value,
 100,000,000 shares authorized, and
 10,125,406 and 10,000,100 issued and outstanding,
 respectively                                          101,254        100,001

 Capital in excess of par value.................   139,959,089    138,189,832
 (Overdistributed)net investment income (loss)..    (1,958,852)      (320,206)
                                                   -----------       --------

    Total Stockholders' Equity.................    138,101,491    137,969,627
                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $ 139,034,131   $138,324,878
                                                 -------------    -----------

 SEE ACCOMPANYING NOTES.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

COMPANY (1)                 INDUSTRY                   INVESTMENT                 COST          FAIR VALUE(2)
-----------------------------------------------------------------------------------------------------------------

Questia Media,Inc.        digital media         senior secured notes(3)(4)       $ 8,665,292     $ 8,665,292

MortgageIT, Inc.          financial services    senior secured notes              15,000,000      15,000,000

Advanced Aesthetics       medical services      senior secured notes              10,000,000      10,000,000
  Institute                                      warrants to purchase
                                                  common stock                          -               -

Endurance International   webhosting            senior secured notes (4)(5)        6,855,600       6,855,600
  Group, Inc.                                    warrants to purchase
                                                 convertible preferred stock         150,000         150,000

DirectRevenue,LLC         internet advertising  senior secured notes (5)(6)        6,199,000       6,199,000
                                                 warrants to purchase
                                                  common units                       240,000         240,000

Avue Technologies,Corp.   software              senior secured notes (4)(5)        2,487,270       2,487,270
                                                 warrants to purchase
                                                  common stock                        13,000          13,000

TrenStar Inc.             logistics             senior secured notes (3)          15,000,000      15,000,000
                                                 warrants to purchase
                                                  convertible preferred stock           -               -
                                                                                ----------------------------

Total investments                                                             $   64,610,162      64,610,162
                                                                                  --------------------------

----------------------------

(1)        We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of
           1940 (the "1940 Act"). In general, under the 1940 Act, we would
           "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.
(2)        Fair value is determined in good faith by the Board of Directors of the Company.
(3)        Investment has some payment-in-kind interest.
(4)        Transaction also includes a commitment for additional notes and/or warrants upon satisfaction of certain specified conditions.
(5)        Cost and fair value reflect accretion of original issue discount.
(6)        Cost and fair value reflect repayment of principal.
(7)        As a percentage of net assets at September 30, 2004, investments at fair value are categorized as follows: senior secured notes (46.5%)
           and warrants to purchase equity securities (0.3%).

SEE ACCOMPANYING NOTES.

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                          Three Months ended    Nine Months ended
                                           September 30, 2004   September 30, 2004
                                           ------------------   ------------------

INVESTMENT INCOME
  Interest income.............................$1,652,616        $3,279,261
  Other fees .................................   691,921         1,221,921
                                               ---------         ---------

    Total Investment Income................... 2,344,537         4,501,182
                                               ---------         ---------

EXPENSES
  Salaries and benefits.......................    54,780           152,918
  Investment advisory fees....................   698,337         2,077,286
  Professional fees...........................   126,500           353,596
  Insurance...................................    20,240            60,280
  Directors' fees.............................    32,250           102,750
  General and administrative..................    65,274           177,734
                                                --------          --------

    Total Expenses............................   997,381         2,924,564
                                                --------         ---------

NET INVESTMENT INCOME.........................$1,347,156        $1,576,618
                                               ---------         ---------

NET INCREASE IN STOCKHOLDERS' EQUITY
RESULTING FROM OPERATIONS.....................$1,347,156        $1,576,618
                                               ---------         ---------

Net increase in stockholders' equity resulting
  from operations per common share:
  Basic and Diluted..........................   $ 0.13           $  0.16
Weighted average shares of common stock
  outstanding:
  Basic and Diluted.......................... 10,093,067        10,046,048

  SEE ACCOMPANYING NOTES.

                       TECHNOLOGY INVESTMENT CAPITAL CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                 Common Stock            Capital       (Overdist.)       Total
                                 -----------             -------       -----------       ------
                                                      in Excess of   Net Investment  Stockholders'
                                                      ------------   --------------  -------------
                              Shares    Amount         Par Value      Income (Loss)     Equity
                              ------    ------         ---------      -------------     ------

Balance at December 31,
 2003 ..............        10,000,100 $100,001      $138,189,832     $ (320,206)    $137,969,627

Net Increase in
Stockholders' Equity
Resulting from Operations        -        -              -              1,576,618       1,576,618

Shares issued in
connection with
dividend reinvestment          125,306    1,253        1,769,257           -            1,770,510

Dividends declared               -        -              -             (3,215,264)     (3,215,264)
                           ----------------------------------------------------------------------

Balance at September 30,
  2004.............         10,125,406 $101,254      139,959,089       (1,958,852)    138,101,491

                           =======================================================================

SEE ACCOMPANYING NOTES

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net increase in stockholders' equity resulting from
    operations.......................................               $  1,576,618
  Adjustments to reconcile net increase in stockholders'
    equity resulting from operations to net cash provided/
    used by operating activities:
      Increase in interest receivable................                   (575,124)
      Decrease in prepaid expenses and other assets..                     41,359
      Increase in investments due to PIK interest....                   (665,292)
      Amortization of discounts......................                    (24,870)
      Increase in accrued expenses and
        other liabilities............................                    577,389
                                                                        --------

  Net Cash Provided by Operating Activities..........                    930,080
                                                                       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments..........................                  (64,200,000)
  Repayment of principal...........................                      280,000
                                                                     -----------

  Net cash used in investing activities............                  (63,920,000)
                                                                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid ..................................                   (1,444,754)
                                                                     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS............                (64,434,674)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......                138,228,765
                                                                     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD.............               $ 73,794,091
                                                                    ------------

NON-CASH FINANCING ACTIVITIES
  Shares issued in connection with
    dividend reinvestment plan....................                  $  1,770,510
                                                                    ------------

SEE ACCOMPANYING NOTES

                    TECHNOLOGY INVESTMENT CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
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

NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of
Maryland on July 21, 2003 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment
Company Act of 1940, as amended (the "1940 Act"). In addition, the Company intends to operate so as to qualify to be taxed as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the
"Code"). The Company's investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC's investment activities are managed by Technology Investment Management,
LLC, ("TIM"), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC ("BDC") is the managing member of TIM and serves as the administrator of TICC.

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

NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the
Board of Directors. Beginning in March 2004, the Company engaged an independent valuation firm, Houlihan Lokey Howard & Zukin ("Houlihan Lokey"), to perform independent valuations of its investments. The Board of Directors uses the recommended valuations as prepared by Houlihan Lokey as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind ("PIK") interest, if any, unless material factors lead to a determination of a lesser or greater valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months and nine months ended September 30, 2004:

                                                Three Months ended  Nine Months ended
                                                September 30, 2004  September 30, 2004
                                                ------------------  ------------------

Numerator for basic and diluted
   earnings per share.......................       $1,347,156         $1,576,618
Denominator for basic and diluted
   weighted average shares..................       10,093,067         10,046,048

Basic and diluted net increase in stockholders'
   equity resulting from operations
   per common share.........................          $0.13            $ 0.16

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's investment activities are managed by its investment adviser,
Technology Investment Management, LLC ("TIM") pursuant to an investment advisory agreement. TIM is owned by BDC Partners, LLC, its managing member, and Royce &
Associates, LLC. Jonathan Cohen, our Chief Executive Officer, and Saul
Rosenthal, our President and Chief Operating Officer, are the members of BDC
Partners, and Charles Royce, our non-executive Chairman, is the President of
Royce & Associates. For the three months and nine months ended September 30,
2004, TICC incurred investment advisory fees of approximately $698,000 and
$2,077,000, respectively; approximately $698,000 was payable to TIM at the end of the quarter. Pursuant to the terms of its administration agreement with BDC
Partners, TICC incurred $54,780

and $152,918 in compensation expenses for employees allocated to the administrative activities of TICC and $11,353 and $17,262 for reimbursement of facility costs allocated to TICC, for the three months and nine months ended
September 30, 2004, respectively. At September 30, 2004 $9,894 and $0 remained payable to BDC Partners for compensation expense and facility costs, respectively.

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

To the extent the Company's earnings fall below management's annual estimate, however, a portion of the total amount of the Company's dividends for the fiscal year may be deemed a tax return of capital to the Company's stockholders.
Management currently believes that a tax return of capital is likely to occur with respect to the current fiscal year. Specifically, the dividend we intend to distribute on December 31, 2004 may result in a tax return of capital to our shareholders. A written statement identifying the source of the dividend (i.e., net income from operations, accumulated undistributed net profits from the sale of securities, and/or paid-in capital surplus) will accompany our fourth quarter dividend payments to our shareholders.

On September 30, 2004, the Company paid a dividend of $0.11 per share. On
October 27, 2004, the Company declared a dividend of $0.11 per share for the fourth quarter.

The Company has a dividend reinvestment plan under which all net investment income dividends and capital gain distributions are paid to stockholders in the form of additional shares unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company's net asset value per share at September 30, 2004 was $13.64, and at
December 31, 2003 was $13.80. In determining the Company's net asset value per share, the Board of Directors determined in good faith the net asset value of the Company's portfolio investments for which no public trading market exists.

NOTE 8.  PAYMENT-IN-KIND INTEREST

The Company has loans in its portfolio which contain a payment-in-kind ("PIK")
provision. The PIK interest is added to the principal balance of the loan and recorded as income. To maintain the Company's status as a RIC (as discussed in
Note 6, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. For the three months and nine months ended September 30, 2004, the Company recorded PIK income of $253,726 and $665,292, respectively, and a corresponding increase in the cost of the investment. In addition, the Company recorded original issue discount income of approximately $24,870 for each of the three months and nine months ended September 30, 2004, representing the amortization of the discounted cost attributed to certain debt securities purchased by the
Company in connection with the issuance of warrants.

NOTE 9. OTHER FEES

For the three months and nine months ended September 30, 2004, other fees totaled $691,921 and $1,221,921 respectively. These fees include closing fees, including origination fees, associated with investments in portfolio companies.
Such fees are normally paid at the closing of the Company's investments and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and nine months ended September 30,
2004, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

                                         Three Months ended       Nine Months ended
                                         September 30, 2004       September 30, 2004
                                             (UNAUDITED)             (UNAUDITED)
                                             -----------             ----------

Per Share Data (1)

Net asset value at beginning of period        $ 13.61               $ 13.80
Net investment income (2)                        0.13                  0.16
Net realized and unrealized gains (5)            0.01                  0.00
Distributions from net investment income        (0.11)                (0.32)
                                                ------                ------
Net asset value at end of period              $ 13.64               $ 13.64
                                                ------                ------

Per share market value at beginning of period $ 13.51               $ 15.55
Per share market value at end of period         13.99                 13.99
Total return (3)(4)                              4.4%                 (8.0)%
Shares outstanding at end of period          10,125,406           10,125,406

Ratios/Supplemental Data

Net assets at end of period                 $ 138,101,491        $ 138,101,491
Average net assets                            137,584,626          137,711,756
Ratio of expenses to average net assets -
        annualized                                2.90%                 2.83%
Ratio of net investment income to average
        net assets - annualized                   3.92%                 1.53%

------------------------------------------

(1) Basic per share data.
(2) Represents per share net investment income for the period.
(3) Calculated using weighted average share method.
(4) Total return equals the increase or decrease in the ending market value plus dividends divided by the beginning market value.
(5) Represents rounding adjustment to reconcile change in net asset value per share; there were no actual realized or unrealized gains or losses for the periods presented.

NOTE 11. CASH AND CASH EQUIVALENTS

At September 30, 2004 and December 31, 2003, respectively, cash and cash equivalents consisted of:

                                               September 30, 2004       December 31, 2003
                                               ------------------       -----------------

UBS Select Money Market Fund...............   $    1,319,900               $  28,000,000
Eurodollar Time Deposit(due 10/1/04) ......       21,700,000                  10,000,000
U.S. Treasury Bill (due 1/22/04)...........            -                      49,976,083
U.S. Treasury Bill (due 3/18/04)...........            -                      49,910,167
Federal National Mortgage Assn. discount note
 (due 10/7/04).............................       49,986,500                  -
                                                ------------            ----------------

            Total Cash Equivalents.........       73,006,400                 137,886,250
            Cash ..........................          787,691                     342,515
                                                ------------            ----------------

            Cash and Cash Equivalents ....     $  73,794,091               $ 138,228,765
                                               -------------            ----------------

NOTE 12. COMMITMENTS

As part of the Company's investment in the senior notes of Questia Media, Inc., a commitment for an additional purchase of $2 million in senior notes, over the two year period ending January 28, 2006, was issued. The fulfillment of this commitment is contingent on the achievement of agreed-upon financial milestones.

Similarly, the investments in Avue Technologies, Inc. and Endurance
International Group, Inc. also provide for additional purchases of notes, in the amounts of $5 million and $3 million, respectively, based upon achieving certain financial milestones.

NOTE 13. SUBSEQUENT EVENTS

On October 4, 2004 the Company announced that it had completed a $13 million transaction with 3001, Inc. 3001, Inc. is a leading single-source provider of geospatial data production and analysis, including airborne imaging, surveying, mapping, and Geographic Information Systems. TICC's investment consists of $10 million in senior notes, $2 million in preferred stock and $1 million in common stock.

On October 27, 2004, the Company declared a cash dividend of $0.11 per share to holders of record on December 10, 2004, payable on December 31, 2004.

NOTE 14. RECLASSIFICATIONS

For the three months and nine months ended September 30, 2004 valuation fees were classified as professional fees; in prior periods, approximately $32,000 of such fees were classified as general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

The information contained in this section should be read in conjunction with the
Selected Financial Data and Other Data, and our Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and
Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as
"anticipates", "expects", "intends", "plans", "believes", "seeks", and
"estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

         o        economic downturns or recessions may impair our portfolio
                  companies' performance;

         o        a contraction of available credit and/or an inability to
                  access the equity markets could impair our lending and
                  investment activities;

         o        the risks associated with the possible disruption in the
                  Company's operations due to terrorism; and

         o        the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange
                  Commission, including our Form 10-Ks, Form 10-Qs and Form
                  8-Ks.

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

OVERVIEW

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is to seek current income through investment in debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the
"Code"), beginning with the 2003 taxable year.

Our investment activities are managed by TIM, a registered investment adviser under the Investment Advisers Act of 1940. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC. Jonathan H. Cohen, our Chief
Executive Officer, and Saul B. Rosenthal, our President and Chief Operating
Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates, LLC. Under the
investment advisory agreement, we have agreed to pay TIM an annual base fee and an incentive fee based upon our performance. Under the administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC.

We concentrate our investments in companies having annual revenues of less than
$100 million and/or a market capitalization of less than $200 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet,
IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.

While the structure of our investments varies, we invest primarily in the debt of established technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and at the time of our investment have employees and revenues.
Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. Our investments typically range from $5 million to $15 million, mature in up to seven years and accrue interest at fixed or variable rates. Our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan. This form of deferred interest is referred to as "payment-in-kind" or "PIK" interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $254,000 for the quarter ended September 30, 2004.

To the extent possible, our loans are collateralized by a security interest in the borrower's assets and/or guaranteed by a principal to the transaction.
Interest payments, if not deferred, are normally payable quarterly. In addition, we seek an equity component in connection with a substantial portion of our investments, in the form of warrants to purchase stock or similar equity instruments. When we receive a warrant to purchase stock in a portfolio company, the warrant will frequently have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower's stock.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees are generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

Prior to making an investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company's business and legal documentation for the loan.

Since our initial public offering in November 2003 through November 9, 2004 we have made eight loans to target companies in the total amount of $77.6 million, with a commitment of an additional $10.0 million to three of our portfolio companies.

We have completed the following transactions since our initial public offering:

                                                                                         AMOUNT AT COST
            PORTFOLIO COMPANY                     DATE              INVESTMENT           (IN THOUSANDS)
            -----------------                     ----              ----------           --------------

Questia Media, Inc. (1)(2)                 January 2004            Senior secured
                                                                            notes                $8,665

MortgageIT, Inc.                           March 2004              Senior secured
                                                                            notes                15,000

Advanced Aesthetics Institute              March 2004              Senior secured
                                                                            notes                10,000

                                                                      Warrants to
                                                                  purchase common
                                                                            stock                    --

The Endurance International Group (1)      July 2004               Senior secured
                                                                            notes                 6,856

                                                                      Warrants to
                                                                         purchase
                                                                      convertible
                                                                  preferred stock                   150

DirectRevenue, LLC                         August 2004             Senior secured
                                                                            notes                 6,199

                                                                      Warrants to
                                                                  purchase common
                                                                            units                   240

Avue Technologies Corporation (1)          August 2004             Senior secured
                                                                            notes                  2,487

                                                                      Warrants to
                                                                  purchase common
                                                                            stock                    13

Trenstar Inc. (2)                          September 2004          Senior secured
                                                                            notes                15,000

                                                                      Warrants to
                                                                         purchase
                                                                      convertible
                                                                  preferred stock                    --

3001, Inc. (3)                             October 2004          Senior unsecured
                                                                            notes                10,000

                                                                  Preferred stock                 2,000

                                                                     Common stock                 1,000
                                                                                               --------

TOTAL INVESTMENTS:                                                                              $77,610
                                                                                               ========

(1)      Total investment includes issuance of additional senior notes and/or warrants upon the satisfaction of certain specified conditions.
(2)      Includes a payment-in-kind component.
(3)      Preferred stock and common stock are indirectly held through limited liability company interests.

In addition, we believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. We currently believe that we will have substantially invested the proceeds from our initial public offering by the end of 2004 based upon our current pipeline.

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

We value our investment portfolio each quarter. Members of our portfolio management team provide information to our Board of Directors on each portfolio company including the most recent financial statements and forecasts, if any. In addition, we have engaged the firm of Houlihan Lokey to evaluate our portfolio investments, although our Board of Directors retains ultimate authority as to the appropriate valuation of each investment. At September 30, 2004, our board of directors used the information provided by the portfolio management team and
Houlihan Lokey in its determination of the final fair value of investments, as noted in the Schedule of Investments.

The Board of Directors' final determination of fair value is based on some or all of the following factors, as applicable, and any other factors considered to be relevant:

         o        the nature of any restrictions on the disposition of the
                  securities;
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

In addition, when we receive nominal cost warrants or free equity securities
("nominal cost equity") in connection with our purchase of debt securities, we allocate our cost basis in our investment between the debt securities and our nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

RESULTS OF OPERATIONS

We were incorporated on July 21, 2003 and commenced operations in November 2003.
Therefore, there is no period with which to compare the results of operations for the first, second and third quarters of 2004.

For the three months ended September 30, 2004.

INVESTMENT INCOME

Investment income for the three months ended September 30, 2004 was approximately $2,345,000. This amount primarily consisted of interest income of approximately $1,072,000 cash interest from portfolio investments, $302,000 from cash and cash equivalents, $254,000 in PIK from one of our debt investments, and amortization of original issue discount of approximately $25,000. Non-recurring fee income of $692,000 was also recorded, which consisted primarily of origination fees earned in connection with the initiation of new investments.

Interest income from our investment in cash and cash equivalents reflects the investment of the net proceeds from our initial public offering. Income from investments in debt securities increased in the third quarter reflecting our accrual of interest from four new portfolio investments.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2004 were approximately $997,000. This amount consisted primarily of investment advisory fees, salaries and benefits, professional fees, and general and administrative expenses.

The investment advisory fee for the quarter was approximately $698,000, representing the base fee as provided for in the advisory agreement. Salaries and benefits were approximately $55,000, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, office manager, and the Vice President of Investor Relations.

Professional fees, consisting of legal, valuation and audit fees, were $126,500;
in prior periods valuation fees of approximately $32,000 were included in general and administrative expenses. Directors' fees were approximately $32,000 for the quarter, and insurance costs were $20,240.

General and administrative expenses, consisting primarily of custody and accounting services fees, transfer agent fees, office supplies, facilities costs and other expenses, were approximately $65,000. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

NET INCREASE IN STOCKHOLDERS' EQUITY FROM OPERATIONS

We had a net increase in stockholders' equity resulting from operations of approximately $1,347,000 for the three months ended September 30, 2004. Based on a weighted-average of 10,093,067 (basic and fully diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the three months ended September 30, 2004 was $0.13 for basic and fully diluted earnings.

For the nine months ended September 30, 2004.

INVESTMENT INCOME

Investment income for the nine months ended September 30, 2004 was approximately
$4,501,000. This amount primarily consisted of interest income of approximately
$1,763,000 cash interest from portfolio investments, $826,000 from cash and cash equivalents, $665,000 in PIK from one of our debt investments, and amortization of original issue discount of approximately $25,000. Non-recurring fee income of approximately $1,222,000 was also recorded, which consisted primarily of origination fees earned in connection with the initiation of new investments.

Interest income from our investment in cash and cash equivalents reflects the investment of the net proceeds from our initial public offering. Income from investments in debt securities increased during the nine months ended September
30, 2004 reflecting our accrual of interest from seven new portfolio investments.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2004 were approximately $2,925,000. This amount consisted primarily of investment advisory fees, salaries and benefits, professional fees, and general and administrative expenses.

The investment advisory fee for the nine months was approximately $2,077,000, representing the base fee as provided for in the advisory agreement. On June 17,
2004, our shareholders approved an amendment to our investment advisory agreement that changed our base fee from 2.0% of net assets to 2.0% of gross assets. The portion of the investment advisory fee payable subsequent to that date was calculated in accordance with the terms of that amendment.

Salaries and benefits were approximately $153,000, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, office manager, and the Vice President of Investor Relations.

Professional fees, consisting of legal, valuation and audit fees, were approximately $354,000; in prior periods valuation fees were included in general and administrative expenses. Directors' fees were $102,750 for the nine months ended September 30, 2004, and insurance costs were $60,280.

General and administrative expenses, consisting primarily of custody and accounting services fees, transfer agent fees, office supplies, facilities costs and other expenses, were approximately $178,000. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

NET INCREASE IN STOCKHOLDERS' EQUITY FROM OPERATIONS

We had a net increase in stockholders' equity resulting from operations of approximately $1,577,000 for the nine months ended September 30, 2004. Based on a weighted-average of 10,046,048 (basic and fully diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the nine months ended September 30, 2004 was $0.16 for basic and fully diluted earnings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had investments in debt securities of, or loans to, seven private companies, totaling approximately $64.6 million of total investment assets. This number includes approximately $665,000 in accrued PIK interest which, as described in "Overview," is added to the carrying value of our investments, as well as repayments of principal.

Cash provided by operating activities for the nine months ended September 30,
2004, consisting primarily of the items described in "Results of Operations,"
was approximately $930,000, reflecting net investment income, offset to some degree by non-cash income related to PIK interest and original issue discount, and the increase in accrued interest receivable.

During the nine months ended September 30, 2004, cash and cash equivalents decreased from approximately $138.2 million at the beginning of the period to approximately $73.8 million at the end of the period due primarily to our investing activities. As a business development company, we expect to have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared a dividend of $0.10 per common share the first quarter, which was paid in April 2004, a dividend of $0.11 per share in the second quarter which was paid on June 30, 2004, and a dividend of
$0.11 per share in the third quarter which was paid on September 30, 2004. On
October 27, 2004, the Company declared a dividend of $0.11 per share for the fourth quarter.

To the extent the Company's earnings fall below management's annual estimate, however, a portion of the total amount of the Company's dividends for the fiscal year may be deemed a tax return of capital to the Company's stockholders.
Management currently believes that a tax return of capital is likely to occur with respect to the current fiscal year. Specifically, the dividend we intend to distribute on December 31, 2004 may result in a tax return of capital to our shareholders. A written statement identifying the source of the dividend (i.e., net income from operations, accumulated undistributed net profits from the sale of securities, and/or paid-in-capital surplus) will accompany our fourth quarter dividend payments to our shareholders.

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

WE ARE A NEW COMPANY WITH LIMITED OPERATING HISTORY.

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

WE ARE DEPENDENT UPON TIM'S KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS,
PARTICULARLY JONATHAN H. COHEN, SAUL B. ROSENTHAL AND LEE D. STERN.

We depend on the diligence, skill and network of business contacts of the senior management of TIM. The senior management, together with other investment professionals, evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly
Jonathan H. Cohen, the Chief Executive Officer of TIM, Saul B. Rosenthal, the
President and Chief Operating Officer of TIM, and Lee D. Stern, the Chief
Transaction Officer of TIM. Only Messrs. Rosenthal and Stern devote substantially all of their business time to our operations. Neither Mr.
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

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO
MANAGE OUR FUTURE GROWTH EFFECTIVELY.

TIM is a recently formed investment adviser, and TICC is a recently organized company. As such, each entity is subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment adviser's ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. As we grow, we and TIM, through its managing member, BDC Partners, will need to hire, train, supervise and manage new employees. Failure to manage our future

growth effectively could have a material adverse effect on our business, financial condition and results of operations.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

A large number of entities compete with us to make the types of investments that we make in target technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.
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

OUR BUSINESS MODEL DEPENDS UPON THE DEVELOPMENT OF STRONG REFERRAL RELATIONSHIPS
WITH PRIVATE EQUITY AND VENTURE CAPITAL FUNDS AND INVESTMENT BANKING FIRMS.

Senior management of TIM maintains active communication with private equity and venture capital funds and investment banking firms in order to seek out investment opportunities. We rely, to a significant extent, upon these informal relationships to provide us with deal flow. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of loans and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

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

BECAUSE MOST OF OUR INVESTMENTS ARE NOT IN PUBLICLY TRADED SECURITIES, THERE IS
UNCERTAINTY REGARDING THE VALUE OF OUR INVESTMENTS, WHICH COULD ADVERSELY AFFECT
THE DETERMINATION OF OUR NET ASSET VALUE.

Our portfolio investments are not generally in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of
Directors based upon the recommendation of its Valuation Committee. The
Valuation Committee utilizes the services of Houlihan Lokey, an independent valuation firm. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the
Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such

valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

As stated above, our investments are not generally in publicly traded securities. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

In addition, since we generally invest in debt securities with a term of up to seven years and hold our investments in debt securities and related equity securities until maturity of the debt, we do not expect realization events, if any, to occur in the near-term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

We may experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we make new investments, the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

COMMON STOCK

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of TICC and its stockholders and our stockholders approve such sale (under certain limited exceptions, stockholder approval may not be required). In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution.
Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

A CHANGE IN INTEREST RATES MAY ADVERSELY AFFECT OUR PROFITABILITY.

A portion of our income will depend upon the difference between the rate at which we borrow funds (if we do borrow) and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST, WHICH COULD IMPACT OUR
INVESTMENT RETURNS.

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive
Officer of TIM, BDC Partners and TICC, is the principal of JHC Capital
Management, LLC, a registered investment adviser. Steven P. Novak, one of our independent directors, is also the President of Palladio Capital Management,
LLC, the manager of an equity-oriented hedge fund; Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief
Investment Officer of Royce & Associates, LLC, the non-managing member of our investment adviser.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, or Palladio
Capital Management holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective.
Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy, precluding the investments referenced above, could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our Chief
Financial Officer, Vice President of Investor Relations and other administrative support personnel, which creates conflicts of interest that our Board of
Directors must monitor.

CHANGES IN LAWS OR REGULATIONS GOVERNING OUR OPERATIONS MAY ADVERSELY AFFECT OUR
BUSINESS.

We and our portfolio companies are subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

OUR ABILITY TO INVEST IN PRIVATE COMPANIES MAY BE LIMITED IN CERTAIN
CIRCUMSTANCES.

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the
SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing its impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

THERE CAN BE NO ASSURANCE THAT MANAGEMENT WILL COMPLETE ITS ASSESSMENT OF THE
EFFECTIVENESS OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, OR THAT
PRICEWATERHOUSECOOPERS, OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WILL
BE ABLE TO COMPLETE ITS ASSESSMENT AND REPORT ON OUR INTERNAL CONTROLS OVER
FINANCIAL REPORTING, PRIOR TO THE FILING OF OUR FORM 10-K FOR THE CURRENT FISCAL
YEAR.

Management is currently in the process of assessing the effectiveness of our internal controls over financial reporting, as required by Section 404 of the
Sarbanes-Oxley Act. While we believe that management will complete its assessment in a timely manner, there can be no assurance that management's assessment will be completed prior to the filing of our Form 10-K for the current fiscal year ending December 31, 2004. In addition, we can provide no assurance that PricewaterhouseCoopers, our independent registered public accounting firm, will complete its report regarding the effectiveness of our internal controls over financial reporting prior to the filing of our Form 10-K for the current fiscal year ending December 31, 2004.

RISKS RELATED TO OUR INVESTMENTS

OUR PORTFOLIO MAY BE CONCENTRATED IN A LIMITED NUMBER OF PORTFOLIO COMPANIES IN
THE TECHNOLOGY-RELATED SECTOR, WHICH WILL SUBJECT US TO A RISK OF SIGNIFICANT
LOSS IF ANY OF THESE COMPANIES DEFAULTS ON ITS OBLIGATIONS UNDER ANY OF ITS DEBT
SECURITIES THAT WE HOLD OR IF THE TECHNOLOGY-RELATED SECTOR EXPERIENCES A
FURTHER DOWNTURN.

A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, we intend to concentrate in the technology-related sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. As a result, a further downturn in the technology-related sector could materially adversely affect us.

THE TECHNOLOGY-RELATED SECTOR IS SUBJECT TO MANY RISKS, INCLUDING VOLATILITY,
INTENSE COMPETITION, DECREASING LIFE CYCLES AND PERIODIC DOWNTURNS.

We invest in companies in the technology-related sector, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. Also, the technology-related market is generally characterized by abrupt business cycles and intense competition. Since mid-2000, there has been substantial excess capacity and a significant slowdown in many industries in the technology-related sector. In addition, this overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology-related companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in technology company valuations will be insubstantial or temporary in nature.
Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.

In addition, because of rapid technological change, the average selling prices of products and some services provided by the technology-related sector have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies may decrease

over time, which could adversely affect their operating results and their ability to meet their obligations under their debt securities, as well as the value of any equity securities, that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

OUR INVESTMENTS IN THE TECHNOLOGY-RELATED COMPANIES THAT WE ARE TARGETING MAY BE
EXTREMELY RISKY AND WE COULD LOSE ALL OR PART OF OUR INVESTMENT.

Although a prospective portfolio company's assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that TICC invests in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with TICC's portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate us for these additional risks.

Specifically, investment in the technology-related companies that we are targeting involves a number of significant risks, including:

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

OUR INCENTIVE FEE MAY INDUCE TIM TO MAKE SPECULATIVE INVESTMENTS.

The incentive fee payable by us to TIM may create an incentive for TIM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to TIM is determined, which is calculated as a percentage of the return on invested capital, may encourage TIM to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TIM will receive the incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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
After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we will not be in a position to control any portfolio company by investing in its debt securities.
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
As of September 30, 2004, three of our portfolio investments are at fixed rates and the other four are at variable rates. We expect that our future loans will generally be made at variable rates. We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2004, we, including our Chief Executive Officer and Chief
Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer,
concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial
Officer, of material information about us required to be included in periodic
Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was therefore required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2004, we issued a total of 32,694 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock issued under the dividend reinvestment plan was approximately $457,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

         ITEM 6. EXHIBITS.

      EXHIBIT
       NUMBER                                                           DESCRIPTION
---------------------   -----------------------------------------------------------------------------------------------------------

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

                                                                       TECHNOLOGY INVESTMENT CAPITAL CORP.

         Date: November 12, 2004                                       By: /s/ Jonathan H. Cohen
                                                                       -----------------------------------------------------------
                                                                       Jonathan H. Cohen
                                                                       Chief Executive Officer

         Date: November 12, 2004                                       By: /s/ Patrick F. Conroy
                                                                       -----------------------------------------------------------
                                                                       Patrick F. Conroy
                                                                       Chief Financial Officer
                                                                       (Principal Accounting and Financial Officer)