Form 10-K
period 2004-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2005-03-16
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-50398

TECHNOLOGY INVESTMENT CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-0188736
(State of Incorporation)	(I.R.S. Employer Identification Number)
8 Sound Shore Drive, Suite 255 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 983-5275

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value
$0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes No .

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2004, based on the closing price on that date of $13.51 on the Nasdaq National Market, was $133,141,307. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 13,273,514 shares of the Registrant's common stock outstanding as of March 15, 2005.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TECHNOLOGY INVESTMENT CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2004

PART I

Item 1.    Business

Technology Investment Capital Corp., which we refer to as TICC or the Company, is a specialty finance company principally providing capital to small- and medium-sized technology-related companies. Technology-related companies are businesses that operate in the following technology sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. We have invested, as of March 15, 2004, approximately $127.2 million in 11 portfolio companies (consisting of approximately $112.2 million in funded capital and approximately $15.0 million in committed capital).

Our investment objective is to maximize our portfolio's total return principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is on seeking current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies.

Our capital is generally used by our portfolio companies to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies' business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

Our investment activities are managed by Technology Investment Management, LLC, which we refer to as TIM. TIM is an investment adviser registered under the Investment Advisers Act of 1940, which we call the Advisers Act. TIM is owned by its managing member, BDC Partners, LLC, which we call BDC Partners, and Royce & Associates, LLC. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates, LLC. Under the investment advisory agreement, we have agreed to pay TIM an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, which we call the 1940 Act. As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, which we refer to as the Code.

We intend to concentrate in the technology-related sector and seek to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies.

Our headquarters are at 8 Sound Shore Drive, Greenwich, Connecticut and our telephone number is (203) 983-5275.

MARKET OPPORTUNITY

The period since mid-2000 has seen a dramatic shift in the competitive landscape across the technology-related sector. Significant declines in corporate and consumer demand for information technology products and services have driven vigorous price competition and spurred numerous corporate reorganizations in technology-related industries. Many companies have merged with competitors, scaled back their operations or simply closed down in response to these difficult business conditions, and we expect to see further consolidation in these industries. At the same time, technology-related companies with strong balance sheets, stable revenues and efficient operating structures are benefiting from the consolidation or elimination of competitors in their markets.

Large, underserved market for product

Following the technology-related market downturn, an increasing number of well-positioned technology-related companies have been seeking to raise capital. Historically, growing technology-related companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing for technology-related companies is generally less developed than the debt markets serving other industries. In spite of the large number of technology-related companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

•	Non-traditional financial profile – The balance sheet of a technology-related company often includes a disproportionately large amount of intellectual property assets as compared to the balance sheets of industrial and service companies, which makes them difficult to evaluate using traditional lending criteria. Additionally, the high revenue growth rates characteristic of technology-related companies often render them difficult to evaluate from a credit perspective. Moreover, technology-related companies often incur relatively high expenditures for research and development, utilize unconventional sales and marketing techniques and selling channels, and experience rapid shifts in technology, consumer demand and market share. These attributes can make it difficult for traditional lenders to analyze technology-related companies using conventional analytical methods.

•	Industry scale, concentration and regulation – Many companies in technology-related industries lack the size, and the markets in which they operate lack the scale, necessary to service large loans by traditional lenders. In the banking industry, in particular, consolidation over the last decade has increased the size, and reduced the number, of surviving banks. The surviving institutions have sought to limit their credit exposures to, and the monitoring costs associated with loans to, smaller businesses. In addition, traditional lending institutions operate in a regulatory environment that favors lending to large, established businesses. In response to such regulation, many traditional lending institutions have developed loan approval processes which conflict with the entrepreneurial culture of smaller technology-related companies.

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue, given the ongoing consolidation in the financial services industry.

Complementing private equity and venture capital funds

Our investment approach complements other sources of capital available to technology-related companies. For example, although we may compete with private equity and venture capital funds as a source of capital for such businesses, those types of investors typically invest primarily in equity-based securities. We believe that the nature of our investments in debt securities is often viewed by such entities as an attractive alternative source of capital. Private equity and venture capital funds often base their investments on anticipated annual internal rates of return that are substantially higher than the annual internal rates of return that we set as our operating target. Moreover, private equity and venture capital funds generally require a significantly greater percentage of equity ownership interests than we require. However, private equity and venture capital investments typically entail considerably more risk than the debt investments that we make, as they are usually uncollateralized and rank lower in priority in the capital structure of the portfolio companies. We believe the prospect of obtaining additional capital without incurring substantial incremental dilution makes us attractive to owner-managers as a prospective source of capital.

In addition, in many cases, we expect that private equity and venture capital funds will generally welcome an investment by us in their portfolio companies. After making an initial investment, these funds often seek to stabilize or reduce their financial exposure to their portfolio companies, a goal that financing from us could accomplish by providing non-equity capital. In the current investment climate, it is possible that we will offer one of the only viable alternative source of capital for a technology-related company other than incremental equity investments by the company's existing financial sponsors. As such, we provide technology-related companies and their financial sponsors with an opportunity to diversify the company's capital sources. In addition to enabling incremental growth, this can facilitate access to other alternative sources of capital in the future.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to technology-related companies for the following reasons:

•	Focus on technology;

•	Expertise in originating, structuring and monitoring investments;

•	Flexible investment approach; and

•	Established deal sourcing network.

Focus on technology

We concentrate our investments in companies in technology-related industries.We believe that this focus, together with our experience in analyzing and financing such companies, affords us a sustainable competitive advantage. In particular, we have expertise in assessing the value of intellectual property assets, and in evaluating the operating characteristics of technology-related companies. As a result, we believe that we have a competitive advantage over less specialized lenders, particularly over lenders with limited experience in lending to technology-related companies.

In addition, we believe that our specialization in financing companies within the technology sector enables us to advise portfolio companies on consolidation and exit financing opportunities more rapidly and effectively than less specialized lenders.

Expertise in originating, structuring and monitoring investments

We believe that our strong combination of experience and contacts in the technology sector has attracted well-positioned prospective portfolio companies.

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 15 years of experience in technology-related equity research and investment. He was named to Institutional Investor's "All-American" research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen is also the portfolio manager of Royce Technology Value Fund, a technology-focused mutual fund, as well as a principal of JHC Capital Management, a registered investment adviser.

•	Saul B. Rosenthal, our President and Chief Operating Officer, has six years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView's Private Equity Group. He was a Vice President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

•	Lee D. Stern, our Executive Vice President and Chief Transaction Officer, has more than 20 years of financial and investment experience in leveraged finance and in financing technology companies. Prior to joining TICC, Mr. Stern was a senior professional at Hill Street Capital, and prior to that, he was a partner of Thomas Weisel Partners and its predecessor, NationsBanc Montgomery, where he focused on leveraged transactions relating to acquisition finance and leveraged buyouts, including private and public mezzanine finance. Mr. Stern was also previously a managing director at Nomura Securities International, Inc., where he played a key role in building that firm's merchant banking and principal debt investing business, and was a member of Nomura Securities International's commitment and underwriting committees.

We believe that our extensive experience in researching, analyzing and investing in technology companies and structuring debt investments affords us a competitive advantage in providing financing to technology-related companies.

Flexible investment approach

We have significant flexibility in selecting and structuring our investments. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. Also, we have fairly broad latitude as to the term and nature of our investments. We recognize that technology-related companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. In some cases, these decisions can favorably impact long-term enterprise value at the expense of short-term financial performance. We seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This enables our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and exit values, which may take the form of common stock, warrants, or other equity-linked instruments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and their equity sponsors and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of technology-related companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

We are not subject to periodic capital return requirements. Such requirements, which are standard for most private funds, typically require that such funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established deal sourcing network

Through the senior investment professionals of TIM and our directors, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, investment bankers, attorneys, accountants and commercial bankers. We believe that senior professionals of TIM have developed strong reputations within the investment community over their years in the investment banking, investment management and equity research businesses.

INVESTMENT PROCESS

Identification of prospective portfolio companies

We identify and source new prospective portfolio companies through a network of venture capital and private equity funds, investment banks, accounting and law firms and direct company relationships. We have identified several criteria that we believe are important in seeking our investment objective with respect to technology-related companies. These criteria provide general guidelines for our investment decisions; however, we do not require each prospective portfolio company in which we choose to invest to meet all of these criteria.

•	Experienced management – We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•	Significant financial or strategic sponsor and / or strategic partner – We prefer to invest in technology-related companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and are willing to make an ongoing contribution to the management of the business.

•	Strong competitive position in industry – We seek to invest in technology-related companies that have developed a strong competitive position within their respective sector or niche of a technology-related industry.

•	Profitable on a cash flow basis –We focus on technology-related companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.

•	Clearly defined exit strategy – Prior to making an investment in a debt security that is accompanied by an equity-based security in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a merger or an acquisition of the company, a private sale of our equity interest to a third party, or a purchase of our equity position by the company or one of its stockholders.

•	Liquidation value of assets – Although we do not operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, software code, customer lists, networks and databases.

Due diligence review

If a technology-related company meets some of the characteristics described above, we perform a preliminary due diligence review including company and technology assessments, market analysis, competitive analysis, evaluation of management, risk analysis and transaction size, pricing and structure analysis. The criteria delineated below provide general parameters for our investment decisions, although not all of such criteria will be followed in each instance. Upon successful completion of this preliminary evaluation process, we will decide whether to deliver a non-binding letter of intent, after which our administrator, BDC Partners, generally receives an upfront advance to cover our due diligence-related expenses, begin the due diligence process and move forward towards the completion of a transaction.

The following outlines our due diligence process:

Management team and financial sponsor

•	management assessment including a review of management's track record with respect to product development and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities, reference and background checks; and

•	financial sponsor reputation, track record, experience and knowledge.

Business

•	industry and competitive analysis;

•	customer and vendor interviews to assess both business prospects and standard practices of the company;

•	assessment of likely exit strategies; and

•	potential regulatory / legal issues.

Financial condition

•	detailed review of the historical financial performance and the quality of earnings;

•	development of detailed pro forma financial projections;

•	review of internal controls and accounting systems;

•	review of assets and liabilities, including contingent liabilities; and

•	customer and vendor interviews to assess both business prospects and standard practices of the company.

Technology assessment

•	evaluation of intellectual property position;

•	review of research and development milestones;

•	analysis of core technology under development;

•	assessment of collaborations and other technology validations; and

•	assessment of market and growth potential.

Contemporaneous with our due diligence process, the investment team prepares a detailed credit memorandum for presentation to the investment committee.

Investment structuring

We seek to achieve a high level of current income by primarily investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of technology-related companies. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans, and through direct equity investments.

In structuring our investments, we ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies' assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow, interest coverage and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of covenant, insolvency and change of control.

Senior Debt

The senior debt in which we invest generally holds a senior position in the capital structure of a portfolio company. Such debt may include loans that hold the most senior position, loans that hold an equal ranking with other senior debt, or loans that are, in the judgment of our investment adviser, in the category of senior debt. A senior position in the borrower's capital structure generally gives the holder of the senior debt a claim on some or all of the borrower's assets that is senior to that of subordinated debt, preferred stock and common stock in the event the borrower defaults or becomes bankrupt. The senior debt in which we invest may be wholly or partially secured by collateral, or may be unsecured.

Senior Subordinated Debt

Senior subordinated debt is subordinated in its rights to receive its principal and interest payments from the borrower to the rights of the holders of senior debt. As a result, senior subordinated debt is riskier than senior debt. Although such loans are sometimes secured by significant collateral, we principally rely on the borrower's cash flow for repayment. Additionally, we often receive warrants to acquire shares of stock in borrowers in connection with these loans.

Junior Subordinated Debt

Structurally, junior subordinated debt is subordinate in priority of payment to senior debt and senior subordinated debt (and is often unsecured), but is senior in priority to equity. Junior subordinated debt often has elements of both debt and equity instruments, having the fixed returns associated with senior debt while also providing the opportunity to participate in the future growth potential of a company through an equity component, typically in the form of warrants. Due to its higher risk profile and less restrictive covenants, loans associated with junior subordinated debt financing generally earn a higher return than senior debt or senior subordinated debt instruments.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual company on at least a quarterly and, in most cases, a monthly basis.

We have several methods of evaluating and monitoring the performance of our debt and equity positions, including but not limited to the following:

•	assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	periodic formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

•	attendance at and participation in board meetings; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial assistance

As a business development company, we are required to offer, and in some cases may provide and be paid for, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

COMPETITION

Our primary competitors to provide financing to technology-related companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see "Risk factors — We operate in a highly competitive market for investment opportunities."

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse BDC Partners for an allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Vice President of Investor Relations and other administrative support personnel.

INVESTMENT ADVISORY AGREEMENT

Management Services

TIM serves as our investment adviser. TIM is a recently formed investment adviser that is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TIM manages the day-to-day operations of, and provides investment advisory services to, TICC. Under the terms of the investment advisory agreement, TIM:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	closes, monitors and services the investments we make; and

•	determines what securities we will purchase, retain or sell.

TIM's services under the investment advisory agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. However, TIM has agreed that, during the term of the investment advisory agreement, it will not serve as investment adviser to any other public or private entity that utilizes a principal investment strategy of providing debt financing to technology-related companies.

The term "technology-related companies" is defined by the investment advisory agreement to include companies having annual revenues of less than $100 million and/or a market capitalization of less than $200 million, that create products or provide services requiring advanced technology, and that compete in industries characterized by such products or services, including companies in the following businesses: computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, diversified technology, medical device technology, information technology infrastructure or services, Internet, telecommunications and telecommunications equipment and media.

Management Fee

We pay TIM a fee for investment advisory services consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 2.00% of gross assets. For services rendered under the investment advisory agreement, the base management fee will be payable quarterly in arrears, and will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances, repurchases or redemptions during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately prorated.

The incentive fee has two parts, as follows: One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income earned during the calendar quarter, minus our operating expenses for the quarter (including the base management fee and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes any consulting or other fees that we receive from portfolio companies, but does not include any net realized capital gains. Pre-incentive fee net investment income also does not include any unrealized capital gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to one-fourth of the applicable annual "hurdle rate." TIM is entitled to 20.0% of the excess (if any) of our pre-incentive fee net investment income for the quarter over one-fourth of the applicable annual hurdle rate. The annual hurdle for the period from the closing of our initial public offering through and including December 31, 2004 was 8.27%, which was equal to the interest rate payable, at the beginning of the period, on the most recently issued five-year U.S. Treasury Notes plus 5.0%. For each calendar year commencing on or after January 1, 2005, the annual hurdle rate will be determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The current hurdle rate, calculated as of December 31, 2004, is 8.63%. The calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances, redemptions or repurchases during the current quarter. In addition, in the event we realize deferred loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default of the obligor.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of our net realized capital gains for the calendar year less any unrealized capital losses for such year; provided, that the incentive fee as of December 31, 2004 was calculated for a period of longer than twelve calendar months to take into account any net realized capital gains and unrealized capital losses for the period ended December 31, 2003.

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, will be provided and paid for by BDC Partners, the investment adviser's managing member. We are responsible for all other costs and expenses of our operations and transactions, including (without limitation) the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments (in each case subject to approval of our Board of Directors); transfer agent and custodial fees; federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors' fees and expenses; brokerage commissions; costs of proxy statements, stockholders' reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our Chief Financial Officer, Vice President of Investor Relations and other administrative support personnel.

Duration and Termination

The investment advisory agreement was approved by our Board of Directors initially on August 1, 2003 and again, as amended, on October 28, 2003. On June 17, 2004, our shareholders approved an amendment to our investment advisory agreement that changed our base fee from 2.0% of net assets to 2.0% of gross assets, which would include any assets attributable to leverage, such as borrowings and the issuance of preferred shares. The portion of the investment advisory fee payable subsequent to that date was calculated in accordance with the terms of that amendment.

Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect for a period of two years from the date it was amended and will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days' written notice to the other. See "Risk factors – Risks relating to our business and structure — We are dependent upon TIM's key management personnel for our future success, particularly Jonathan H. Cohen, Saul B. Rosenthal and Lee D. Stern."

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, TIM and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it, including without limitation BDC Partners, are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of TIM's services under the investment advisory agreement or otherwise as an investment adviser of TICC.

Organization of the Investment Adviser

TIM is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. BDC Partners, a Delaware limited liability company, is its managing member and provides the investment adviser with all personnel necessary to manage our day-to-day operations and provide the services under the investment advisory agreement. BDC Partners has no investment advisory operations separate from serving as the managing member of TIM. The principal address of TIM and BDC Partners is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

Royce & Associates, LLC, a Delaware limited liability company, is the investment adviser's non-managing member. Royce & Associates, LLC has agreed to make Mr. Royce or certain other portfolio managers available to the investment adviser to provide certain consulting services without compensation. Royce & Associates, LLC is a wholly owned subsidiary of Legg Mason, Inc.

Investment Personnel

Our investment personnel currently consists of our executive officers, Jonathan H. Cohen, Saul B. Rosenthal and Lee D. Stern, and four additional investment professionals. The following information pertains to the investment personnel of TIM who are not executive officers of TICC:

Branko Krmpotic.    Mr. Krmpotic is a managing director of TIM. Previously, Mr. Krmpotic was a principal and co-founder of The Bank of New York's Mezzanine Group from 1998 to 2003, and prior to that was a Vice President in the High Yield Group at The Bank of New York. Previously, Mr. Krmpotic was a Vice President in the High Yield Group at NatWest Markets, and began his career in the proprietary high yield trading group at NatWest Plc in New York.

David J. Grossman, Ph.D.    Dr. Grossman is a principal of TIM. Previously, Dr. Grossman co-founded and developed the $100 million financial technology and services venture capital fund at Toronto Dominion Bank, where, as a Vice President of the private equity group from 1999 to 2001 and an associate from 1997 to 1999, he also sourced, analyzed and made investments in a number of telecommunications companies. During his tenure at Toronto Dominion Bank, Dr. Grossman was involved with more than 20 investments and served on the board of directors of six private companies. Previously, he was a management consultant with A.T. Kearney, from 1994 to 1997, where he advised Fortune 500 companies on strategic, cost reduction, activity-based costing and operations improvement issues.

Barry A. Osherow.    Mr. Osherow is a Vice President of TIM. He has nine years of experience in financing companies. From 2002 to 2004, Mr. Osherow was Vice President of Privet Financial Securities, a registered broker-dealer and financial consultant to small- to medium-sized private and public technology companies. He was previously at SoundView Technology Group from 2000 to 2002, where he was most recently employed as an associate in the Private Equity Group, which he co-founded. Mr. Osherow was a founding employee of Wit Capital in 1996 (which merged with SoundView) and worked on developing several business units, including brokerage, public relations, investor relations, equity sales and marketing. Prior to Wit Capital, he was Vice President of Spring Street Brewing Company, where he was in charge of sales, marketing and merchandising. He began his career at Lehman Brothers from 1994 to 1995.

Matthew D. Bass.    Mr. Bass is the Vice President of Investor Relations of TICC and a Vice President of TIM. Prior to joining TICC and TIM, he was an Associate Director in the Investment Banking Division of UBS Securities LLC, where he worked on mergers and acquisitions, financing and general advisory assignments for financial services companies.

Administration Agreement

Pursuant to a separate administration agreement, BDC Partners furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, BDC Partners also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, BDC Partners assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our Chief Financial Officer, Vice President of Investor Relations and other administrative support personnel. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, BDC Partners and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of BDC Partners' services under the administration agreement or otherwise as administrator for TICC.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the "Annual Distribution Requirement").

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% non-deductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement. In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a business development company under the 1940 Act;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

o	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses.

Pursuant to the American Jobs Creation Act of 2004 (the "2004 Tax Act"), for taxable years of a RIC beginning after October 22, 2004, net income derived from an interest in certain "qualified publicly traded partnerships" will be treated as qualifying income for purposes of the 90% gross income requirement, and no more than 25% of a RIC's assets may be invested in the securities of one or more qualified publicly traded partnerships. In addition, the separate treatment for publicly traded partnerships under the passive loss rules applies to a RIC holding an interest in a qualified publicly traded partnership, with respect to items attributable to such interest.

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

General

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

As a business development company, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to issue and sell our common stock at a price below net asset value per share. See "Risk factors—Risks relating to our business and structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital." We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a business development company, we are subject to certain risks and uncertainties. See "Risk factors—Risks relating to our business and structure."

Qualifying Assets

As a business development company, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

o	is organized and has its principal place of business in the U.S.;

o	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

o	does not have any class of publicly traded securities with respect to which a broker may extend margin credit (i.e., a "marginable security").

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a business development company.

Significant Managerial Assistance

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

Investment Concentration

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. In this respect, we concentrate in the technology-related sector and invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This 80% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act. See "Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies."

Code of Ethics

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See "Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest." Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Patrick F. Conroy serves as Chief Compliance Officer for both TICC and our investment adviser, TIM.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act, as well as the rules and regulations promulgated thereunder, imposed a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Fundamental Investment Policies

The restrictions identified as fundamental below, along with our investment objective of seeking to maximize total return, are our only fundamental policies. Fundamental policies may not be changed without the approval of the holders of a majority of our outstanding voting securities, as defined in the 1940 Act. The percentage restrictions set forth below, apply at the time a transaction is effected, and a subsequent change in a percentage resulting from market fluctuations or any cause will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction.

As a matter of fundamental policy, we will not: (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an "underwriter" of securities we purchase that must be registered under the Securities Act of 1933 before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (A) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral, (B) own the securities of companies that are in the business of buying, selling or developing real estate or (C) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or (5) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in hedging the risks associated with interest rate fluctuations), and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained. However, we may purchase or otherwise receive warrants to purchase equity interests in our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an investment, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, unless otherwise permitted by the 1940 Act, we currently cannot acquire more than 3% of the voting securities of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, in excess of 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set out below are not the only risks we face, and we face other risks which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We are a new company with a limited operating history.

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

As we grow, we and TIM, through TIM's managing member, BDC Partners, will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our business model depends upon the development of strong referral relationships with private equity and venture capital funds and investment banking firms.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of loans and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will lead to the origination of debt or other investments.

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

Our portfolio investments are not generally in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of its Valuation Committee. The Valuation Committee utilizes the services of Houlihan Lokey Howard & Zukin ("Houlihan Lokey"), an independent valuation firm. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

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

In addition, since we generally invest in debt securities with a term of up to seven years and generally intend to hold such investments until maturity of the debt, we do not expect realization events, if any, to occur in the near-term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur.

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

Even in the event the value of your investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable.

The management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of our incentive fee is payable if our net investment income for a calendar quarter exceeds a designated "hurdle rate." This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we realize deferred loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior securities and other indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of TICC and its stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our Board of Directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 13,273,514 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

To remain entitled to the tax benefits accorded RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs.

Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

There are significant potential conflicts of interest, which could impact our investment returns.

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive Officer of TIM, BDC Partners and TICC, is the principal of JHC Capital Management, LLC, a registered investment adviser. Steven P. Novak, one of our independent directors, is also the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, LLC, the non-managing member of our investment adviser. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, LLC, or Palladio Capital Management holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our Chief Financial Officer, Vice President of Investor Relations and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business.

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an "eligible portfolio company" and the marginable securities requirement, see the section entitled "Regulation as a Business Development Company."

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

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

Our investments in the technology-related companies that we are targeting may be extremely risky and we could lose all or part of our investments.

Although a prospective portfolio company's assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that TICC invests in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with TICC's portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks.

Specifically, investment in the technology-related companies that we are targeting involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

•	they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•	because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although TIM's agents will perform "due diligence" investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

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

We intend to invest primarily in senior debt securities, but may also invest in subordinated debt securities, issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we will not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, to date we have generally not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after this offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. During the second and third quarters of 2004, our shares of common stock traded at a discount to the net asset value attributable to those shares. It is not possible to predict whether our shares will trade at, above, or below net asset value.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	an economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets,

•	an economic downturn could disproportionately impact the technology-related industry in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

•	interest rate volatility could adversely affect our results, and

•	the risks, uncertainties and other factors we identify in "Risk Factors" and elsewhere in this Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Greenwich, Connecticut, where we occupy our office space pursuant to our administration agreement with BDC Partners. Our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.    Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol "TICC." We completed our initial public offering of common stock in November 2003 at a price of $15.00 per share. Prior to such date there was no public market for our common stock.

The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq National Market and our net asset value per share as determined as of the last day of each quarter since our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

		Price Range
	NAV(a)	High	Low
Fiscal 2004
Fourth quarter	$13.71	$15.70	$13.85
Third quarter	13.64	14.15	11.90
Second quarter	13.61	15.02	12.97
First quarter	13.69	16.75	13.86
Fiscal 2003
Fourth quarter	13.80	15.66	14.88

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported price for our common stock on March 15, 2005 was $15.00 per share. As of March 15, 2005, we had 98 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under of Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in "Material U.S. Federal Income Tax Considerations" set forth above. We did not declare a dividend for the period ended December 31, 2003. The following table reflects the dividends per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
February 9, 2005	March 10, 2005	March 31, 2005	$0.14
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	Sept. 10, 2004	Sept. 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10
Total Declared			$0.57

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2004.

Item 6.    Selected Financial Data

The following selected financial data for the year ended December 31, 2004 and for the period ended December 31, 2003 is derived from our financial statements which have been audited by

PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31, 2004	For the Period July 21, 2003 (Inception) Through December 31, 2003
Total Investment Income	$7,388,158	$114,282
Total Expenses	$4,024,641	$692,107
Net Investment Income (Loss)	$3,363,517	$(577,825)
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations	$3,363,517	$(577,825)
Per Share Data:
Net Increase (Decrease) in Stockholders' Equity Resulting from Operations (Basic and Diluted)	$0.33	$(0.25)
Distributions Declared per Share	$0.43	$0.00
Balance Sheet Data:
Total Assets	$140,502,459	$138,324,878
Total Stockholders' Equity	$139,261,537	$137,969,627
Other Data:
Number of Portfolio Companies at Period End	9	None
Principal Amount of Loan Originations	$82,200,000	None
Principal Amount of Loan Repayments	$1,480,000	None
Total Return (1)	(0.71)%	3.67%
Weighted Average Yield on Debt Investments at Period End	10.8%	N/A

(1)	Total return equals the increase or decrease of the ending market value as compared to the beginning market value, plus distributions, divided by the beginning market value. The return for 2003 has not been annualized.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is to seek current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code beginning with the 2003 taxable year.

Our investment activities are managed by TIM, a registered investment adviser under the Advisers Act. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates, LLC. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC.

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

We seek to invest in entities that have been operating for at least one year prior to the date of our investment and at the time of our investment have employees and revenues. Most of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. Our investments typically range from $5 million to $15 million, mature in up to seven years and accrue interest at fixed or variable rates.

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

In addition, as a business development company under the 1940 Act, we are required to offer to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees are generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

Prior to making an investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company's business and legal documentation for the loan.

During the period from our initial public offering in November 2003 through March 16, 2005, we made eleven investments in target companies in the total amount of $112.2 million in funded capital, and we currently have commitments of an additional $15 million to three of our portfolio companies.

We completed the following transactions since our initial public offering:

Portfolio Company	Date	Investment	Cost
Questia Media, Inc.	January 2004	senior secured notes	$8,000

MortgageIT, Inc.	March 2004	senior secured notes	15,000

Advanced Aesthetics Institute	March 2004	senior secured notes	10,000
		warrants to purchase common stock	—

The Endurance International Group	July 2004	senior secured notes	6,850
		warrants to purchase convertible preferred stock	150

Direct Revenue, LLC	August 2004	senior secured notes	6,460
		warrants to purchase common units	240

Avue Technologies Corporation	August 2004	senior secured notes	2,487
		warrants to purchase common stock	13

Trenstar Inc.	September 2004	senior secured notes	15,000
		warrants to purchase convertible preferred stock	—

3001, Inc. (1)	October 2004	senior unsecured notes	10,000
		preferred stock	2,000
		common stock	1,000

eXact Advertising, LLC	November 2004	senior secured notes	4,661
		warrants to purchase common units	339

WinZip Computing, Inc.	January 2005	senior secured notes	15,000

Segovia, Inc.	February 2005	senior secured notes	15,000
		warrants to purchase common stock	—
Total Investments			$112,200

(1)	Preferred stock and common stock are indirectly held through limited liability company interests.

(2)	Cost of debt instruments reflects the original investment at the timing of closing, excluding subsequent PIK interest and amortization of original issue discount associated with concurrently issued warrants.

We currently have several transactions in our pipeline. We continue to conduct due diligence and finalize terms regarding further transactions. However, there can be no assurance or certainty when or if these transactions will close.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation policy as a critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team provide information to our Board of Directors on each portfolio company including the most recent financial statements and forecasts, if any. In addition, we have engaged the firm of Houlihan Lokey to recommend valuations of our portfolio investments, although our Board of Directors retains ultimate authority as to the appropriate valuation of each investment. At December 31, 2004, our Board of Directors used the information provided by the portfolio management team and Houlihan Lokey in its determination of the final fair value of investments, as noted in the Schedule of Investments.

The Board of Directors' final determination of fair value is based on some or all of the following factors, as applicable, and any other factors considered to be relevant:

>	the nature of any restrictions on the disposition of the securities;

>	assessment of the general liquidity/illiquidity of the securities;

>	the issuer's financial condition, including its ability to make payments and its earnings and discounted cash flow;

>	the markets in which the issuer does business;

>	the cost of the investment;

>	the size of the holding and the capitalization of issuer;

>	the nature and value of any collateral;

>	the prices of any recent transactions or bids/offers for the securities or similar securities or any comparable securities that are publicly traded;

>	any available analyst, media or other reports or information deemed reliable by the independent valuation firm regarding the issuer or the markets or industry in which it operates;

>	past experience with the valuation of the securities; and

>	the sensitivity of the securities to fluctuations in interest rates.

Fair value securities may include, but are not limited to, the following:

>	private placements and restricted securities that do not have an active trading market;

>	securities whose trading has been suspended or for which market quotes are no longer available;

>	debt securities that have recently gone into default and for which there is no current market;

>	securities whose prices are stale; and

>	securities affected by significant events.

In addition, when we receive nominal cost warrants or free equity securities, which we call nominal cost equity, in connection with our purchase of debt securities, we allocate our cost basis in our investment between the debt securities and our nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the amount ultimately realized on these investments to be different than the valuation currently assigned.

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2004 we had approximately $1,316,000 in PIK interest; there was no PIK interest for the period ended December 31, 2003.

In addition, we recorded original issue discount income of approximately $89,000 for the year ended December 31, 2004, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants.

Managerial Assistance Fees

The 1940 Act requires that a business development company to offer to make available managerial assistance to its portfolio companies. We offer to provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. We have not received any fees for such services since inception.

Federal Income Taxes

We intend to operate so as to qualify to be taxed as a RIC under the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For tax purposes, the cost basis of the portfolio investments at December 31, 2004 is approximately $82,124,730.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the year ended December 31, 2004 and the period from July 21, 2003 (inception) to December 31, 2003. We were incorporated on July 21, 2003 and commenced operations in November 2003. Therefore, there is no prior period with which to compare the results of operations for the period from July 21, 2003 (inception) to December 31, 2003.

Investment Income

As of December 31, 2004, our debt investments had stated interest rates of between 7.5% and 15.0% and maturity dates of between 4 and 69 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.8% as of December 31, 2004. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

Investment income for the year ended December 31, 2004 was approximately $7,388,000 compared to approximately $114,000 for the period ended December 31, 2003. The increase resulted primarily from our portfolio investing activities throughout 2004, which represented our first full year of operations. For the year ended December 31, 2004 investment income consisted of approximately $3,146,000 in cash interest from portfolio investments, approximately $1,092,000 from cash and cash equivalents, approximately $1,316,000 in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $89,000. Fee income of approximately $1,745,000 was also recorded in 2004, consisting primarily of non-recurring origination fees earned in connection with the initiation of new investments.

Effective October 1, 2004, the interest rate payable on the senior secured notes issued by MortgageIT, Inc was reduced from 10.0% to 7.5%, while the interest rate payable on the senior secured notes issued by Avue Technologies Corp. increased from 10.0% and to 15.0%. These changes resulted in a reduction of approximately 0.35% in the weighted average interest rate of our portfolio as of December 31, 2004.

For the period ended December 31, 2003, investment income consisted entirely of interest income from cash and cash equivalents, which reflected the investment of the net proceeds from our initial public offering pending our investment of such proceeds in accordance with our investment objective and policies.

Operating Expenses

Operating expenses for the year ended December 31, 2004 were approximately $4,025,000. This amount consisted primarily of investment advisory fees, salaries and benefits, professional fees, directors' fees and general and administrative expenses. This was an increase from the period ended December 31, 2003 of approximately $3,333,000, reflecting our first full year of operations. Our operating expenses for the period ended December 31, 2003 were approximately $692,000.

The investment advisory fee for the year was approximately $2,774,000, representing the base fee as provided for in the investment advisory agreement. On June 17, 2004, our shareholders approved an amendment to our investment advisory agreement that changed our base fee from 2.0% of net assets to 2.0% of gross assets. The portion of the investment advisory fee payable subsequent to that date was calculated in accordance with the terms of that amendment. The investment advisory fee in 2003 was approximately $259,000, which reflected a shorter period of operations and the use of net assets when calculating the advisory fee. At December 31, 2004 and 2003, respectively, approximately $697,022 and $226,193 of investment advisory fees remained payable to TIM.

For the period from inception through December 31, 2003, and for the year ended December 31, 2004, there were no incentive fees paid pursuant to the investment advisory agreement.

Salaries and benefits were approximately $208,000 for the year ended December 31, 2004, compared to approximately $27,000 for the period ending December 31, 2004, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, the Vice President of Investor Relations, and our office manager. The increase from 2003 reflects the impact of a full year of operations. At December 31, 2004 and 2003, respectively, approximately $12,893 and $27,199 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $587,000 for the year ended December 31, 2004, compared to $30,000 for the period ended December 31, 2003. The increase is directly related to a full year of legal services and audit services, as well as four independent valuation reviews by Houlihan Lokey in 2004 compared to none in 2003.

Directors' fees were approximately $141,000 for the year ended December 31, 2004, compared to none in 2003. The directors agreed to waive any fees for 2003.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $145,000 in 2004 compared to approximately $9,000 in 2003. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners. The increase is primarily related to a full year of activity in 2004.

Net Increase in Stockholders' Equity from Operations

We had a net increase in stockholders' equity resulting from operations of approximately $3,364,000 for the year ended December 31, 2004 compared to a net decrease of approximately $578,000 in 2003. Based on a weighted-average of 10,093,660 shares outstanding (basic and diluted), our net increase in stockholders' equity from operations per common share for the year ended December 31, 2004 was approximately $0.33 for basic and diluted earnings.

During the year ended December 31, 2003, we reclassified approximately $257,619 from net investment loss to capital in excess of par value, representing the portion of net investment loss that will not be utilizable for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On November 26, 2003, we closed our initial public offering and sold 8,695,653 shares of common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of approximately $954,048. Certain of our directors and officers, and certain employees of BDC Partners, purchased shares at the public offering price net of the sales concession. On December 10, 2003, we issued an additional 1,304,347 shares of our common stock at the same price pursuant to the underwriters' overallotment. The total net proceeds to us from the initial public offering, including the exercise of the overallotment, were approximately $138,545,952.

At December 31, 2004, we had investments in debt securities of, or loans to, nine private companies, totaling approximately $78.4 million, and equity investments of approximately $3.7 million. The debt investments include approximately $1.3 million in accrued PIK interest which, as described in "—Overview" above, is added to the carrying value of our investments, reduced by repayments of principal.

Cash provided by operating activities for the year ended December 31, 2004, consisting primarily of the items described in "—Results of Operations," was approximately $1.9 million, reflecting net investment income and the increases in investment advisory fees payable, accrued expenses and accrued offering expenses, offset to some degree by non-cash income related to PIK interest and original issue discount, as well as the increases in accrued interest receivable, prepaid expenses and other assets.

During the year ended December 31, 2004, cash and cash equivalents decreased from approximately $138.2 million at the beginning of the period to approximately $57.3 million at the end of the period due primarily to our investing activities. As a business development company, we expect to have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared a dividend of $0.10 per common share the first quarter which was paid on April 5, 2004, a dividend of $0.11 per share in the second quarter which was paid on June 30, 2004, a dividend of $0.11 per share in the third quarter which was paid on September 30, 2004, and a dividend of $0.11 per share in the fourth quarter, which was paid on December 31, 2004.

Management determined that a tax return of capital would occur with respect to the fiscal year ended December 31, 2004. Specifically, management determined that the dividend we distributed on December 31, 2004 would result in a tax return of capital to our shareholders. A written statement identifying the source of the dividend (i.e., net income from operations, accumulated undistributed net profits from the sale of securities, and/or paid-in-capital surplus) accompanied our fourth quarter dividend payment to our shareholders.

RECENT DEVELOPMENTS

On January 18, 2005, the Company completed a $15 million investment in a senior secured note issued by WinZip Computing, Inc., a leading Windows utility software company specializing in file compression software.

In addition, on February 8, 2005, the Company announced the completion of a $15 million investment in senior secured notes with warrants issued by Segovia, Inc., a leading provider of secure global voice, data and video broadband satellite services.

On January 25, 2005, the Company completed a rights offering pursuant to which it raised approximately $42 million, after payment of dealer manager fees and before payment of other offering-related expenses.

Also, on February 14, 2005, the Company announced a cash dividend of $0.14 per share payable March 31, 2005 to holders of record on March 10, 2005.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2004, four debt investments in our portfolio were at fixed rates, and the remaining five investments were at variable rates, representing approximately $32 million and $47 million in principal debt respectively. The variable rates are based upon the five-year Treasury note. We expect that our future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders' equity resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, and no other change in our portfolio as of December 31, 2004. Under this analysis, the impact would be approximately $470,000.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2004 and December 31, 2003
Schedule of Investments as of December 31, 2004 Statements of Operations for the year ended December 31, 2004 and for the period July 21, 2003 (inception) through December 31, 2003
Statement of Stockholders' Equity for the period July 21, 2003 (inception) through December 31, 2004
Statements of Cash Flows for the year ended December 31, 2004 and for the period July 21, 2003 (inception) through December 31, 2003
Notes to Financial Statements

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Company's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Technology Investment Capital Corp.:

We have completed an integrated audit of Technology Investment Capital Corp.'s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets, including the schedule of investments, and the related statements of operations, of stockholders' equity and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Technology Investment Capital Corp. (the "Company") at December 31, 2004 and 2003, and the results of its operations, and its cash flows and the financial highlights for the year ended December 31, 2004 and for the period from July 21, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2004 by correspondence with the custodian, provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York New York
March 16, 2005

TECHNOLOGY INVESTMENT CAPITAL CORP.
BALANCE SHEETS

ASSETS

	December 31, 2004	December 31, 2003
ASSETS
Investments, at fair value (cost: $82,124,730 @ 12/31/04; none @ 12/31/03)	$82,124,730	$—
Cash and cash equivalents	57,317,398	138,228,765
Interest receivable – debt investments	489,431	—
Interest receivable – cash and cash equivalents	7,538	23,667
Prepaid expenses	102,696	72,446
Other assets	460,666	—
TOTAL ASSETS	$140,502,459	$138,324,878

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Investment advisory fee payable to affiliate	$697,022	$226,193
Accrued expenses	243,900	109,617
Accrued offering expenses	300,000	19,441
Total Liabilities	1,240,922	355,251

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 10,157,848 and 10,000,100 issued and outstanding, respectively	101,578	100,001
Capital in excess of par value	139,410,302	138,189,832
Accumulated net investment loss	(250,343)	(320,206)
Total Stockholders' Equity	139,261,537	137,969,627
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,502,459	$138,324,878

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(4) (12%, due Jan. 28, 2009)	$8,926,671	$8,926,671	$8,926,671
MortgageIT, Inc.	financial services	senior secured notes (7.5%, due March 29, 2007)	$15,000,000	15,000,000	15,000,000
Advanced Aesthetics Institute	medical services	senior secured notes (5) (12%, due March 31, 2009)	$10,000,000	10,000,000	10,000,000
		warrants to purchase common stock (9)		—	—
The Endurance	webhosting	senior secured notes (4)(5)(6)	$7,000,000	6,863,039	6,863,039
International Group, Inc.		(10.0%, due July 23, 2009) warrants to purchase convertible preferred stock (9)		150,000	150,000
DirectRevenue, LLC	internet advertising	senior secured notes (6)(7) (12%, due Aug. 19, 2007)	$5,720,000	5,538,755	5,538,755
		warrants to purchase common units (9)		240,000	240,000
Avue Technologies Corp.	software	senior secured notes (4)(6)(7)(10) (15%, due Aug. 24, 2009)	$2,000,000	1,993,890	1,993,890
		warrants to purchase common stock (9)		13,000	13,000
TrenStar Inc.	logistics technology	senior secured notes (3)(5) (10.5%, due Sept. 1, 2009)	$15,389,375	15,389,375	15,389,375
		warrants to purchase convertible preferred stock (9)		—	—
3001, Inc.	geospatial imaging	senior unsecured notes (5) (10.0%, due Oct. 1, 2010)	$10,000,000	10,000,000	10,000,000
		preferred stock (8)(9)		2,000,000	2,000,000
		common stock (8)(9)		1,000,000	1,000,000
eXact Advertising, LLC	internet advertising	senior secured notes (4)(5)(6)	$5,000,000	4,671,000	4,671,000
		(10.1%, due Nov. 24, 2009) warrants to purchase common units (9)		339,000	339,000
Total investments				$82,124,730	82,124,730

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined by the Board of Directors of the Company.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment for additional notes and/or warrants upon satisfaction of certain specified conditions.

(5)	Notes bear interest at variable rates.

(6)	Cost and fair value reflect accretion of original issue discount.

(7)	Cost and fair value reflect repayment of principal.

(8)	Preferred stock and common stock indirectly held through limited liability company interests.

(9)	Non-income producing at the relevant period end.

(10)	Effective February 15, 2005, maturity date was changed to April 30, 2005, consistent with the elimination of $5 million in additional capital commitments.

(11)	As a percentage of net assets at December 31, 2004, investments at fair value are categorized as follows: senior notes (56.3%), preferred stock (1.4%), common stock (0.7%) and warrants to purchase equity securities (0.5%).

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003
INVESTMENT INCOME
Interest income – debt investments	$4,550,566	—
Interest income – cash and cash equivalents	1,092,274	114,282
Other income	1,745,318	—
Total Investment Income	7,388,158	114,282

EXPENSES
Salaries and benefits	207,698	27,119
Investment advisory fees	2,773,849	259,138
Professional fees	587,216	30,110
Insurance	83,450	7,920
Directors' fees	141,000	—
Transfer agent and custodian fees	86,087	9,180
Organizational expenses	—	349,316
General and administrative	145,341	9,324
Total Expenses	4,024,641	692,107

NET INVESTMENT INCOME (LOSS)	$3,363,517	(577,825)

NET INCREASE (DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$3,363,517	(577,825)

Net increase (decrease) in stockholders' equity resulting from operations per common share:
Basic and Diluted	$0.33	(0.25)
Weighted average shares of common stock outstanding:
Basic and Diluted	10,093,660	2,348,987

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2004

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Loss	Total Stockholders Equity
	Shares	Amount
Balance at July 21, 2003 (Inception)	100	$1	$1,499	—	$1,500
Issuance of Common Stock In Public Offering (net of underwriting costs and offering costs of $11,454,048)	10,000,000	$100,000	138,445,952	—	138,545,952
Net Decrease in Stockholders' Equity Resulting from Operations	—	—	—	$(577,825)	$(577,825)
Reclassification for permanent Book-tax differences (1)	—	—	(257,619)	257,619	—
Balance at December 31, 2003	10,000,100	$100,001	$138,189,832	$(320,206)	$137,969,627
Net increase in stockholders' equity resulting from operations	—	—	—	3,363,517	3,363,517
Shares issued in connection with dividend reinvestment..	157,748	1,577	2,255,875	—	2,257,452
Distributions from net investment income	—	—	—	(3,293,654)	(3,293,654)
Tax return of capital distribution	—	—	(1,035,405)	—	(1,035,405)
Balance at December 31, 2004	10,157,848	$101,578	139,410,302	(250,343)	$139,261,537

(1)	See Federal Income Tax note.

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders' equity resulting from operations	$3,363,517	(577,825)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
Increase in investments due to PIK	(1,316,046)	—
Increase in interest receivable	(473,302)	(23,667)
Increase in prepaid expenses	(30,250)	(72,446)
Increase in other assets	(460,666)	—
Amortization of discounts	(88,684)	—
Increase in investment advisory fee payable	470,829	226,193
Increase in accrued expenses and accrued offering expenses	414,842	129,058
Net Cash Provided By (Used In) Operating Activities	1,880,240	(318,687)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(82,200,000)	—
Repayments of principal	1,480,000	—
Net Cash Used in Investing Activities	(80,720,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	139,500,000
Offering costs from the issuance of common stock	—	(954,048)
Dividends paid	(2,071,607)	—
Net Cash (Used In) Provided By Financing Activities..	(2,071,607)	138,545,952
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,911,367)	138,227,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,228,765	1,500
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,317,398	138,228,765
NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$2,257,452	none

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1.    ORGANIZATION

Technology Investment Capital Corp. ("TICC" or "Company") was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended. The Company's investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

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

In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based upon experience, the Company expects the risk of loss to be remote.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2004, the Company engaged an independent valuation firm to perform independent valuations of its investments. The Board of Directors uses the recommended valuations as prepared by the independent valuation firm as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind ("PIK") interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.

OTHER ASSETS

Other assets include deferred charges associated with the Company's rights offering which was completed in January 2005, as well as amounts receivable from its administrator for deal cost reimbursements of approximately $15,835, and accrued commitment fees of approximately $13,233.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a payment-in-kind ("PIK") provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. For the year ended December 31, 2004 the Company had $1,316,000 in PIK interest; there was no PIK interest for the period ended December 31, 2003.

In addition, the Company recorded original issue discount income of approximately $89,000 for the year ended December 31, 2004, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants.

OTHER INCOME

Other income includes closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring.

MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company offer to make available managerial assistance to its portfolio companies. We offer to provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. The Company has not received any fees for such services since inception.

FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under the Internal Revenue Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

During the year ended December 31, 2003, the Company reclassified $257,619 from net investment loss to capital in excess of par value, representing the portion of net investment loss that will not be utilizable for tax purposes.

For tax purposes, the cost basis of the portfolio investments at December 31, 2004 is $82,124,730.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 3.    CASH AND CASH EQUIVALENTS

At December 31, 2004 and December 31, 2003, respectively, cash and cash equivalents consisted of:

	December 31, 2004	December 31, 2003
UBS Select Money Market Fund	$2,026,577	$28,000,000
Eurodollar Time Deposit (due 1/4/05 and 1/13/04)	24,000,000	10,000,000
Eurodollar Time Deposit (due 1/3/05)	1,200,000	—
U.S. Treasury Bill (due 1/22/04)	—	49,976,083
U.S. Treasury Bill (due 3/18/04)	—	49,910,167
U.S. Treasury Bill (due 1/13/05)	29,984,300	—

Total Cash Equivalents	57,210,877	137,886,250
Cash	106,521	342,515

Cash and Cash Equivalents	$57,317,398	$138,228,765

NOTE 4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the year ended December 31, 2004 and for the period from inception through December 31, 2003:

	Year ended December 31, 2004	Inception to December 31, 2003
Numerator for basic and diluted gain (loss) per share	$3,363,517	$(577,825)
Denominator for basic and diluted weighted average shares	10,093,660	2,348,987

Basic and diluted net increase (decrease) in stockholders' equity resulting from operations per common share	$0.33	(0.25)

NOTE 5.    RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with the Adviser under which the Adviser, subject to the overall supervision of TICC's Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services the Adviser receives a fee from TICC, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00%. For services rendered under the investment advisory agreement during the period commencing from the closing of the Company's initial public share offering through and including March 31, 2004, the base management fee was payable monthly in arrears, and was calculated based on the initial value of TICC's net assets upon closing of the stock offering. For services rendered under the investment advisory agreement after March 31, 2004, the base management fee is payable quarterly in arrears, and is calculated based on the average value of TICC's gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances, repurchases or redemptions during the current calendar quarter.

The incentive fee has two parts, as follows: One part is calculated and payable quarterly in arrears based on TICC's pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income earned during the calendar quarter, minus TICC's operating expenses for the quarter (including the base management fee and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes any consulting or other fees that TICC receives from portfolio companies but does not include any net realized capital gains. Pre-incentive fee net investment income, expressed as a rate of return on the value of TICC's net assets at the end of the immediately preceding calendar quarter, will be compared to one-fourth of the applicable annual "hurdle rate." The Adviser is entitled to 20.0% of the excess (if any) of TICC's pre-incentive fee net investment income for the quarter over one-fourth of the applicable annual hurdle rate. For the period from inception through December 31, 2004 the annual hurdle rate was 8.27%, which was equal to the interest rate payable, at the closing of the offering, on the most recently issued five-year U.S. Treasury Notes plus 5.0%. For each calendar year commencing on or after January 1, 2005, the annual hurdle rate will be determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances, redemptions or repurchases during the current quarter. The current hurdle rate, calculated as of December 31, 2004, is 8.63%

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2004, and equals 20.0% of our net realized capital gains for the calendar year less any net unrealized capital losses at the end of such year; provided that the incentive fee determined as of December 31, 2004 was calculated for a period of longer than twelve calendar months to take into account any net realized capital gains and net unrealized capital losses for the period ending December 31, 2003.

For the period from inception through December 31, 2003 and for the year ended December 31, 2004 there were no incentive fees earned by the Adviser.

TICC has also entered into an Administration Agreement with BDC Partners, LLC ("BDC") under which BDC provides administrative services for TICC. For providing these services, facilities and personnel, TICC reimburses BDC for TICC's allocable portion of overhead and other expenses incurred by BDC in performing its obligations under the Administration Agreement, including rent.

The Company's investment activities are managed by its investment adviser, TIM, pursuant to the investment advisory agreement described above. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC. Jonathan Cohen, our Chief Executive Officer, and Saul Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the President of Royce & Associates, LLC. For the periods ended December 31, 2004 and December 31, 2003, respectively, TICC incurred investment advisory fees of $2,773,849 and $259,138 in accordance with the terms of the investment advisory agreement, and incurred $207,698 and $27,119 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred $28,879 for facility costs allocated under the agreement for the period ended December 31, 2004. (There were no such costs for the period ended December 31, 2003.) At December 31, 2004 and 2003, respectively, $697,022 and $226,193 of investment advisory fees remained payable to TIM, and $12,894 and $27,119 of compensation expenses remained payable to BDC Partners.

NOTE 6.    OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring. Other income also includes excess deal cost reimbursements, which are receivable from the administrator, of approximately $15,835.

The 1940 Act requires that a business development company to offer to make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the year ended December 31, 2004 and the period ended December 31, 2003, the Company received no fee income for managerial assistance.

NOTE 7.    COMMITMENTS

As of December 31, 2004, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $20 million were issued to Questia ($2 million), Avue Technologies ($5 million), Endurance International Group ($3 million) and eXact Advertising ($10 milion). However, the outstanding capital commitment of $5 million to Avue Technologies was cancelled effective February 15, 2005.

NOTE 8.    SUBSEQUENT EVENTS

On January 18, 2005, the Company completed a $15 million investment in a senior secured note issued by WinZip Computing, Inc., a leading Windows utility software company specializing in file compression software.

On January 25, 2005, the Company completed a rights offering pursuant to which it raised approximately $42 million, after payment of dealer manager fees and before payment of other offering-related expenses.

On February 8, 2005, the Company announced the completion of a $15 million investment in senior secured notes with warrants issued by Segovia, Inc., a leading provider of secure global voice, data and video broadband satellite services.

On February 14, 2005, the Company announced a cash dividend of $0.14 per share payable March 31, 2005 to holders of record on March 10, 2005.

NOTE 9.    FINANCIAL HIGHLIGHTS

	YEAR ENDED DECEMBER 31, 2004	PERIOD JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003
Per Share Data
Net asset value at beginning of period	$13.80	$15.00
Offering costs and underwriters discount	0.00	(1.14)
Net investment income (loss)	0.33 (1)	(0.06	)(2)
Net realized and unrealized gains (3)	0.01	0.00
Distributions from net investment income	(0.33)	0.00
Tax return of capital distribution	(0.10)	0.00
Net asset value at end of period	$13.71	$13.80

Per share market value at beginning of period	$15.55	$15.00	(4)
Per share market value at end of period	15.01	15.55
Total return (5)	(0.71)%	3.67%
Shares outstanding at end of period	10,157,848	10,000,100

Ratios/Supplemental Data
Net assets at end of period ('000s)	$139,262	$137,970
Average net assets ('000s)	137,568	28,703
Ratio of expenses to average net assets	2.9%	2.4	% *
Ratio of net investment income (loss) to average net assets	2.4%	(2.0)	%*

* Not annualized.

(1)	Represents per share net investment income for the period.

(2)	Calculated in accordance with Securities and Exchange Commission Form N-2, Part A, item 4.1.9.

(3)	Represents rounding adjustment to reconcile change in net asset value per share; there were no actual realized or unrealized gains or losses for the periods presented.

(4)	Represents initial public offering price.

(5)	Total return equals the increase or decrease of the ending market value over the beginning market value, plus distributions, divided by the beginning market value. The return for 2003 has not been annualized.

NOTE 10.    DIVIDENDS

The following table represents the 2004 fiscal year quarterly dividends per share:

Record Date	Payment Date	Dividend per Share
March 15, 2004	April 5, 2004	$0.10
June 10, 2004	June 30, 2004	0.11
September 10, 2004	September 30, 2004	0.11
December 10, 2004	December 31, 2004	0.11

The tax character of distributions declared and paid in 2004 represented approximately $3,293,654 from ordinary income, approximately $0 from long-term capital gains, and approximately $1,035,405 in a tax return of capital.

There were no distributions in 2003.

NOTE 11.    SELECTED QUARTERLY DATA (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2004
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$2,886,977	2,344,537	1,243,458	913,186
Net Investment Income (Loss)	1,786,901	1,347,156	275,059	(45,599)
Net Increase(Decrease) in Stockholders' Equity Resulting from Operations	1,786,901	1,347,156	275,059	(45,599)

Basic and diluted earnings per common share (1)	$0.18	0.13	0.03	0.00

(1)	Aggregation of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2004 due to rounding.

PERIOD ENDED DECEMBER 31, 2003

Total Investment Income	$114,282
Net Investment Loss	(577,825)
Net Decrease in Stockholders' Equity Resulting from Operations	(577,825)
Basic and diluted loss per common share	(0.25)

Item 9.    Changes in and Disagreements with Independent Registered Public Accounting Firm on
Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers, LLP, the Company's independent registered public accounting firm, during the fiscal year ended December 31, 2004.

Item 9A.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2004 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting, which appears on page 36 of this Form 10-K, is incorporated by reference herein.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, which appears on page 37 of this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

On February 9, 2005, the Board of Directors established an annual base salary of $250,000, exclusive of any discretionary bonuses or such other compensation as the Board of Directors may declare, from time-to-time, in its sole discretion, for Patrick F. Conroy, who serves as the Company's Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary. However, pursuant to the Company's administration agreement with BDC Partners, only a percentage of Mr. Conroy's base salary is allocated to the Company.

PART III

We will file a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the "2004 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2005 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2005 Proxy Statement under the captions "Proposal I: Election of Directors," "—Committees of the Board of Directors" and "—Section 16(a) Beneficial Ownership Reporting Compliance." We have adopted a code of ethics that applies to directors, officers and employees. The code of ethics is available on our website at http://www.ticc.com. We will report any amendments to or waivers of a required provision of the code of ethics in a Form 8-K.

Item 11.    Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2005 Proxy Statement under the caption "Compensation of Directors and Executive Officers."

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from our 2005 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2005 Proxy Statement under the caption "Certain Relationships and Transactions."

Item 14.    Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2005 Proxy Statement under the captions "Proposal II: Ratification of Selection of Independent Auditors" and "Report of the Audit Committee."

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a.    Documents Filed as Part of this Report

       The following financial statements are set forth in Item 8:

b.    Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.4	Transfer Agency and Service Agreement among Registrant, EquiServe Trust Company, N.A. and EquiServe, Inc (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.5	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Filed herewith.

c.    Financial statement schedules

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

Technology Investment Capital Corp.

Date: March 16, 2005	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 16, 2005	/s/ Charles M. Royce
Charles M. Royce
Chairman of the Board of Directors

Date: March 16, 2005	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2005	/s/ Patrick F. Conroy
Patrick F. Conroy
Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

Date: March 16, 2005	/s/ Steven P. Novak
Steven P. Novak
Director

Date: March 16, 2005	/s/ G. Peter O'Brien
G. Peter O'Brien
Director

Date: March 16, 2005	/s/ Tonia L. Pankopf
Tonia L. Pankopf
Director