Form 10-Q
period 2005-03-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2005-05-09
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes      No  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.01 par value, outstanding as of May 6, 2005 was 13,323,431.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

TECHNOLOGY INVESTMENT CAPITAL CORP.
BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS
	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Investments, at fair value (cost:$125,471,170 @ 3/31/05; $82,124,730 @ 12/31/04)	$125,471,170	$82,124,730
Cash and cash equivalents	57,510,041	57,317,398
Cash and cash equivalents pledged to creditors	9,990,611	0
Interest receivable – debt investments	708,244	489,431
Interest receivable – cash and cash equivalents	5,174	7,538
Prepaid expenses	137,706	102,696
Other assets	0	460,666
TOTAL ASSETS	$193,822,946	$140,502,459
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses	$1,357,075	$940,922
Accrued offering expenses	47,158	300,000
Repurchase agreement	9,989,000	0
Total Liabilities	11,393,233	1,240,922
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 13,323,431 and 10,157,848 issued and outstanding, respectively	133,234	101,578
Capital in excess of par value	181,599,704	139,410,302
Accumulated net investment income (loss)	696,775	(250,343)
Total Stockholders' Equity	182,429,713	139,261,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,822,946	$140,502,459

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS
MARCH 31, 2005
(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(4) (12%, due Jan. 28, 2009)	$9,737,320	$9,737,320	$9,737,320
MortgageIT, Inc.	financial services	senior secured notes (7.5%, due March 29, 2007)	$15,000,000	15,000,000	15,000,000
Advanced	medical services	senior secured notes (5)	$10,000,000	10,000,000	10,000,000
Aesthetics		(12%, due March 31, 2009)
Institute		warrants to purchase
		common stock (9)		—	—
The Endurance International Group, Inc.	webhosting	senior secured notes (4)(5)(6) (10.0%, due July 23, 2009) warrants to purchase convertible preferred	$7,000,000	6,870,477	6,870,477
		stock (9)		151,475	151,475
DirectRevenue, LLC	internet advertising	senior secured notes (6)(7) (12%, due Aug. 19, 2007) warrants to purchase	$5,020,000	4,874,674	4,874,674
		common units (9)		240,000	240,000
Avue Technologies Corp.	software	senior secured notes(6)(7)(10) (15%, due April 30, 2005)	$1,250,000	1,248,691	1,248,691
		warrants to purchase
		common units (9)		13,000	13,000
TrenStar Inc.	logistics technology	senior secured notes (3)(5) (10.5%, due Sept. 1, 2009)	$15,793,346	15,793,346	15,793,346
		warrants to purchase convertible preferred
		stock (9)		—	—
3001, Inc.	geospatial imaging	senior unsecured notes (5) (10.0%, due Oct. 1, 2010)	$10,000,000	10,000,000	10,000,000
		preferred stock (8)(9)		2,000,000	2,000,000
		common stock (8)(9)		1,000,000	1,000,000
eXact Advertising, LLC	internet advertising	senior secured notes(4)(5)(6) (10.11%, due Nov. 24, 2009)	$5,000,000	4,695,735	4,695,735
		warrants to purchase
		common units (9)		339,000	339,000

(Continued on next page)

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS, Continued
MARCH 31, 2005
(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
WinZip Computing, Inc.	software	senior secured notes (9.0%, due June 30, 2005)	$15,000,000	$15,000,000	$15,000,000
Segovia, Inc.	satellite communications	senior secured notes (5)(6) (10.0%, due Feb. 8, 2010)	$15,000,000	14,747,452	14,747,452
		warrants to purchase common stock (9)		260,000	260,000
WHITTMANHART, Inc.	IT consulting	senior secured notes (4)(5) (10.25%, due March 23, 2010)	$5,000,000	5,000,000	5,000,000
		warrants to purchase common stock (9)		—	—
		preferred stock (9)		476,000	476,000
		warrants to purchase preferred stock (9)		24,000	24,000
CrystalTech Web Hosting, Inc.	webhosting	senior secured notes(5) (10.0%, due March 28, 2010)	$8,000,000	8,000,000	8,000,000
Total investments				$125,471,170	$125,471,170

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.

(5)	Notes bear interest at variable rates.

(6)	Cost and fair value reflect accretion of original issue discount.

(7)	Cost and fair value reflect repayment of principal.

(8)	Preferred stock and common stock indirectly held through limited liability company interests.

(9)	Non-income producing at the relevant period end.

(10)	Effective February 15, 2005, maturity date was changed to April 30, 2005, consistent with the elimination of $5 million in additional capital commitments.

(11)	As a percentage of net assets at March 31, 2005, investments at fair value are categorized as follows: senior secured notes (60.8%), senior unsecured notes (5.5%), preferred stock (1.4%), common stock (.5%), and warrants to purchase equity securities (.6%).

(12)	For tax purposes, the cost basis of the portfolio investments at March 31, 2005 is $125,471,170.

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
INVESTMENT INCOME
Interest income – debt investments	$3,194,512	$176,997
Interest income – cash and cash equivalents	345,112	286,190
Other income	690,205	450,000
Total Investment Income	4,229,829	913,187
EXPENSES
Salaries and benefits	89,110	46,338
Investment advisory fees	799,644	689,182
Professional fees	408,358	109,508
Insurance	24,768	20,020
Directors' fees	32,250	32,250
Transfer agent and custodian fees	32,650	21,706
General and administrative	37,639	39,780
Total Expenses	1,424,419	958,784
NET INVESTMENT INCOME (LOSS)	$2,805,410	$(45,597)
NET INCREASE (DECREASE) IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$2,805,410	$(45,597)
Net increase (decrease) in stockholders' equity resulting from operations per common share:
Basic and Diluted	$0.23	$(0.005)
Weighted average shares of common stock outstanding:
Basic and Diluted	12,443,224	10,000,100

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Undist. Earnings	Total Stockholders Equity
	Shares	Amount
Balance at December 31, 2003	10,000,100	$100,001	$138,189,832	$(320,206)	$137,969,627
Net decrease in stockholders' equity resulting from operations	—	—	—	(45,597)	(45,597)
Dividends declared ($0.10 per share)	—	—	—	(1,000,010)	(1,000,010)
Balance at March 31, 2004	10,000,100	$100,001	$138,189,832	$(1,365,813)	$136,924,020
Balance at December 31, 2004	10,157,848	101,578	139,410,302	(250,343)	139,261,537
Net increase in stockholders' equity resulting from operations	—	—	—	2,805,410	2,805,410
Shares issued in rights offering (net of offering expenses of $2,234,872)	3,115,666	31,157	41,443,649	—	41,474,806
Shares issued in connection with dividend reinvestment	49,917	499	745,753	—	746,252
Dividends declared ($0.14 per share)	—	—	—	(1,858,292)	(1,858,292)
Balance at March 31, 2005	13,323,431	$133,234	$181,599,704	$696,775	$182,429,713

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders' equity resulting from operations	$2,805,410	$(45,597)
Adjustments to reconcile net increase (decrease) in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
Increase in investments due to PIK interest	(1,214,620)	(167,869)
(Increase) decrease in interest receivable	(216,449)	10,729
(Increase) decrease in prepaid expenses	(35,010)	4,635
Decrease in other assets	460,666	0
Amortization of discounts	(80,345)	0
Increase in accrued expenses and other liabilities	163,311	96,394
Net Cash Provided By (Used In) Operating Activities	1,882,963	(101,708)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(43,501,475)	(33,000,000)
Repayments of principal	1,450,000	0
Net Cash Used in Investing Activities	(42,051,475)	(33,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	43,709,678	0
Offering expenses from the issuance of common stock	(2,234,872)	0
Amount borrowed under repurchase agreement	9,989,000	0
Dividends paid	(1,112,040)	0
Net Cash Provided By Financing Activities	50,351,766	0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,183,254	(33,101,708)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,317,398	138,228,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,500,652	$105,127,057
NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$746,252	none

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1.    UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Technology Investment Capital Corp. ("TICC" or the "Company") are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

NOTE 2.    ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC's investment activities are managed by Technology Investment Management, LLC ("TIM"), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC ("BDC Partners") is the managing member of the Adviser and serves as the administrator of TICC.

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

NOTE 4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders' equity resulting from operations per share for the period ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Numerator for basic and diluted income (loss) per share	$2,805,410	$(45,597)
Denominator for basic and diluted income (loss) per share — weighted average shares	12,443,224	10,000,100
Basic and diluted net increase (decrease) in stockholders' equity resulting from operations per common share	$0.23	$(0.005)

NOTE 5.    RELATED PARTY TRANSACTIONS

The Company's investment activities are managed by its investment adviser, TIM, pursuant to an investment advisory agreement. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC. Jonathan Cohen, our chief executive officer, and Saul Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates, LLC. For the three months ended March 31, 2005 and 2004, respectively, TICC incurred investment advisory fees of $799,644 and $689,182, of which $799,644 and $235,226 remained payable to TIM at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended March 31, 2005 and 2004, respectively, TICC incurred $89,110 and $46,338 in compensation expenses for employees allocated to the administrative activities of TICC, of which $18,253 and $8,865 remained payable at end of the respective quarter, and incurred $11,619 and $1,856 for reimbursement of facility costs allocated to TICC, of which amounts $0 and $1,856, respectively, remained payable to BDC Partners at the end of each period.

NOTE 6.    DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Internal Revenue Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company's earnings fall below management's annual estimate, however, a portion of the total amount of the Company's dividends for the fiscal year may be deemed a tax return of capital to the Company's stockholders.

On March 31, 2005, the Company paid a dividend of $0.14 per share. On April 27, 2005, the Board of Directors declared a dividend of $0.20 per share for the second quarter, payable on June 30, 2005 to shareholders of record as of June 10, 2005.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares unless a stockholder elects to receive cash.

NOTE 7.    NET ASSET VALUE PER SHARE

The Company's net asset value per share at March 31, 2005 was $13.69, and at December 31, 2004 was $13.71. In determining the Company's net asset value per share, the Board of Directors determined in good faith the net asset value of the Company's portfolio investments for which no public trading market exists.

NOTE 8.    PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. For the three months ended March 31, 2005 and 2004, respectively, the Company had $1,214,620 and $167,869 in PIK interest.

In addition, the Company recorded original issue discount ("OID") income of approximately $80,345 for the three months ended March 31, 2005, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants. The Company had no OID income for the three months ended March 31, 2004.

NOTE 9.    OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring. For the three months ended March 31, 2005 and 2004, other income totalled approximately $690,205 and $450,000, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2005 and 2004, respectively, the Company received no fee income for managerial assistance.

NOTE 10.    FINANCIAL HIGHLIGHTS

Financial highlights for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(unaudited)	(unaudited)
Per Share Data(1)
Net asset value at beginning of period	$13.71	$13.80
Net investment income (loss)	0.23	(0.01	) (2)
Distributions from net investment income	(0.14)	(0.10)
Effect of shares issued, net of offering expenses	(0.11)	0.00
Net asset value at end of period	$13.69	$13.69
Per share market value at beginning of period	$15.01	$15.55
Per share market value at end of period	14.95	14.59
Total return(3)(4)	0.53%	(5.53)%
Shares outstanding at end of period	13,323,431	10,000,100
Ratios/Supplemental Data
Net assets at end of period	$182,429,713	$136,924,020
Average net assets	$167,291,396	$137,691,189
Ratio of expenses to average net assets - annualized	3.41%	2.74%
Ratio of net investment income to average net assets - annualized	6.71%	(0.13)%

(1)	Basic per share data.

(2)	Represents per share net investment loss for the period ($.005), rounded.

(3)	Amount not annualized.

(4)	Total return equals the increase/decrease of the ending market value per share plus dividends divided by the beginning market value per share.

NOTE 11.    CASH AND CASH EQUIVALENTS

At March 31, 2005 and December 31, 2004, respectively, cash and cash equivalents consisted of:

	March 31, 2005	December 31, 2004
UBS Select Money Market Fund	$2,038,431	2,026,577
Eurodollar Time Deposit (due 4/1/05 and 1/3/05)	12,450,000	1,200,000
Eurodollar Time Deposit (due 1/4/05)	—	24,000,000
U.S. Treasury Bill (due 4/1/05 and 1/13/05)	42,981,797	29,984,300
U.S. Treasury Bill (due 4/14/05)	9,990,611	—

Total Cash Equivalents	67,460,839	57,210,877
Cash	39,813	106,521

Cash and Cash Equivalents	$67,500,652	57,317,398

NOTE 12.    COMMITMENTS

As of March 31, 2005, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments were issued to Questia ($2 million), Endurance International Group ($3 million), eXact Advertising ($10 million), and WHITTMANHART ($7 million). On April 7, 2005, an additional commitment of $5 million was issued to Endurance International Group.

NOTE 13.    REPURCHASE AGREEMENT

On March 30, 2005, the Company entered into a repurchase agreement (the "Repurchase Agreement") with State Street Bank & Trust for $9,989,000, which agreement was settled on April 1, 2005. A repurchase agreement is a form of collateralized borrowing under which a company sells a security to another party for cash and at the same time commits to repurchase that security at a later date for a stated price plus interest. The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $9,990,611, maturing on April 14, 2005 and bearing interest at 2.6%. The interest rate on the Repurchase Agreement was 3.0% for a cost of $1,665.

NOTE 14.    SUBSEQUENT EVENTS

On April 12, 2005 the Company completed an $8 million investment in Falcon Communications, Inc., a global provider of mobile and fixed satellite communications services. The investment consists of $6 million in senior unsecured notes and $2 million in common stock.

On April 7, 2005 the Company increased the commitment for additional senior secured notes to Endurance International Group by $5 million to a total of $8 million. In addition, on April 21, April 29 and May 5, 2005, Endurance drew down $1.0 million, $1.7 million and $3.3 million, respectively, against the existing commitment for senior secured notes.

On April 27, 2005, the Board of Directors declared a cash dividend of $0.20 per share to holders of record on June 10, 2005, payable on June 30, 2005.

On April 29, 2005, the Company completed a $5 million investment in senior secured notes issued by Climax Group Inc., and warrants issued by its parent, Climax Group Limited, which will also serve as a guarantor of the senior secured notes. Climax Group Inc. is a video game developer that is headquartered in Los Angeles, CA with offices in the U.K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with the Selected Financial Data and Other Data, and our Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	economic downturns or recessions may impair our portfolio companies' performance;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	the risks associated with the possible disruption in the Company's operations due to terrorism; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

OVERVIEW

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended, beginning with our 2003 taxable year.

Our investment activities are managed by TIM, a registered investment adviser under the Investment Advisers Act of 1940. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC ("Royce"). Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company.

We concentrate our investments in companies having annual revenues of less than $100 million and/or a market capitalization of less than $200 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

While the structure of our investments will vary, we invest primarily in the debt of established target technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that such entities will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. Our investments typically range from $5 million to $25 million and accrue interest at fixed and variable rates. As of March 31, 2005, our debt investments had stated interest rates of between 7.5% and 15.0% and maturity dates of between 1 and 66 months. In addition, our total portfolio of debt investments had a weighted average interest rate of approximately 10.5% as of March 31, 2005. Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as "payment-in-kind" or "PIK" interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $1.2 million for the quarter ended March 31, 2005.

To the extent possible, our loans will be collateralized by a security interest in the borrower's assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly with amortization of principal being deferred for several years. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower's stock.

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

Since our initial public offering in November 2003 through May 6, 2005, we have made investments in fifteen companies in the total amount of $141.4 million, with a commitment of an additional $27.0 million to four of our portfolio companies.

Set forth below is our current portfolio of investments as of May 6, 2005.

Portfolio Company (1)	Industry	Investment	Fair Value (2)
			(in thousands)
Questia Media, Inc.	digital media	senior secured notes (3)(4)	$9,737
MortgageIT, Inc.	financial services	senior secured notes	15,000
Advanced Aesthetics Institute	medical services	senior secured notes	10,000
		warrants to purchase
		common stock	—
The Endurance International	webhosting	senior secured notes (4)	12,870
Group		warrants to purchase
		convertible preferred stock	153
DirectRevenue, LLC	internet advertising	senior secured notes	4,675
		warrants to purchase
		common units	240
Avue Technologies Corporation	software	warrants to purchase common stock	13
Trenstar Inc.	logistics technology	senior secured notes (3)	15,793
		warrants to purchase
		convertible preferred stock	—
3001, Inc.	geospatial imaging	senior unsecured notes	10,000
		preferred stock (6)	2,000
		common stock (6)	1,000
eXact Advertising, LLC	internet advertising	senior secured notes (4)	4,696
		warrants to purchase
		common units	339
WinZip Computing, Inc.	software	senior secured notes	15,000
Segovia, Inc.	satellite	senior secured notes	14,747
	communications	warrants to purchase
		common stock	260
WHITTMANHART, Inc.	IT consulting	senior secured notes (4)	5,000
		warrants to purchase
		common stock	—
		convertible preferred stock	476
		warrants to purchase
		convertible preferred stock	24
CrystalTech Web Hosting, Inc.	webhosting	senior secured notes	8,000
Falcon Communications, Inc.	satellite	senior unsecured notes	6,000	(5)
	communications	common stock	2,000	(5)
Climax Group, Inc.	software	senior secured notes	5,000	(5)
		warrants to purchase
		common stock	—	(5)
Total Investments:			$143,023	(7)

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by our Board of Directors.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment to fund additional investments.

(5)	Because these investments were made subsequent to the quarter ended March 31, 2005, our Board of Directors has not yet determined the fair value of these investments, and they are therefore listed at cost.

(6)	Preferred stock and common stock are indirectly held through limited liability company interests.

(7)	This total includes the investments for which our Board of Directors has not yet determined the fair value. See note 5 above. Such investments are included at cost.

We currently have several transactions in our pipeline. We continue to conduct due diligence and finalize terms regarding further transactions. However, there can be no assurance when or if these transactions will close.

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

We value our investment portfolio each quarter. Members of our portfolio management team prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts. We have engaged the firm of Houlihan Lokey Howard & Zukin ("HLHZ") to evaluate our portfolio investments, although the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Commencing March 2004, the Board used the recommended valuations as prepared by HLHZ as a component of the final fair value determination, as noted in the Schedule of Investments.

The valuations provided by HLHZ of fair value securities are subject to approval by the Board. The independent valuation firm's determination of fair value is based on some or all of the following factors, as applicable in their judgment, and any other factors considered to be relevant:

•	the nature of any restrictions on disposition of the securities;

•	assessment of the general liquidity/illiquidity of the securities;

•	the issuer's financial condition, including its ability to make payments and its earnings and discounted cash flow;

•	the markets in which the issuer does business;

•	the cost of the investment;

•	the size of the holding and the capitalization of issuer;

•	the nature and value of any collateral;

•	the prices of any recent transactions or bids/offers for the securities or similar securities or any comparable securities that are publicly traded; and

•	any available analyst, media or other reports or information deemed reliable by the independent valuation firm regarding the issuer or the markets or industry in which it operates.

Fair value securities may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale; and

•	securities affected by significant events.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004.

INVESTMENT INCOME

Interest income from debt investments for the three months ended March 31, 2005 was approximately $3,195,000 compared to approximately $177,000 for the comparable period in 2004. This is a direct result of the number of portfolio investments entered into over the past year. A significant portion of our interest income from debt investments during each respective period was attributable to PIK interest received from debt investments that contain a PIK provision. PIK interest is added to the principal balance of our investment and is recorded as income. Specifically, for the three months ended March 31, 2005, interest from debt investments included approximately $1.2 million in PIK interest, compared to approximately $168,000 during the first quarter of 2004.

Interest income from cash and cash equivalents was approximately $345,000 for the three months ended March 31, 2005, compared to approximately $286,000 for the three months ended March 31, 2004; the increase is due in part to higher interest rates on short-term investments, as well as a larger balance of cash equivalents resulting from shares sold under the rights offering that we completed in January 2005.

Non-recurring other fee income totaled approximately $690,000 for the three months ended March 31, 2005, representing primarily closing fees associated with investments in portfolio companies. This represented an increase from non-recurring other fee income of approximately $450,000 during the comparable period in 2004.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2005 were approximately $1,424,000, which represented an increase of approximately $465,000 over the same period in 2004. The increase was primarily due to an increase in professional fees of approximately $299,000, and the investment advisory fee, which increased approximately $110,000, over the first quarter of 2004.

Professional fees, consisting of legal, audit, valuation and consulting fees, were approximately $408,000 for the three months ended March 31, 2005 compared to $110,000 during the comparable period in 2004. Audit fees increased by approximately $160,000 as a result of the additional work required for compliance with Sarbanes-Oxley standards, and valuation fees increased by approximately $99,000 as a result of the greater number of investments to be reviewed.

The investment advisory fee for the first quarter of 2005 was approximately $800,000, compared to $689,000 for the first quarter of 2004, representing the base fee as provided for in the advisory agreement. The increase is directly related to the increase in the size of the fund. There were no incentive fees earned under the agreement during either period.

Salaries and benefits for the three months ended March 31, 2005 and 2004, respectively, were approximately $89,000 and $46,000, reflecting the allocation of compensation expenses for the services of our chief financial officer, controller, office manager, and the vice president of business development. The increase from the prior year is primarily related to salary increases and the addition of the position of controller to our staff.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $38,000 for the three months ended March 31, 2005, compared to approximately $40,000 in the first quarter of 2004. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

NET INCREASE IN STOCKHOLDERS' EQUITY FROM OPERATIONS

We had a net increase in stockholders' equity resulting from operations of $2,805,410 for the three months ended March 31, 2005, compared to a decrease of $45,597 for the same period in 2004. Based on a weighted-average of 12,443,224 (basic and fully diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the three months ended March 31, 2005 was $0.23 for basic and fully diluted earnings.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had investments in debt securities of thirteen private companies, totaling approximately $121.0 million, and equity investments of approximately $4.5 million. The debt investment amount includes approximately $2.5 million in accrued PIK interest which, as described in "Overview," is added to the carrying value of our investments.

Cash provided by operating activities for the three months ended March 31, 2005, consisting primarily of the items described in "Results of Operations," was approximately $1.9 million reflecting the income resulting from operations, offset by non-cash income related to PIK interest and OID income. Net cash used by investing activities was approximately $42.1 million, reflecting new investments offset by principal repayments.

The Company raised approximately $41.5 million from a rights offering which closed in January 2005. Under the terms of the offering, each stockholder of record on December 29, 2005 was entitled to purchase an additional share of stock for each three shares owned on that date. The Company issued 3,115,666 shares at a price of $14.029.

During the three months ended March 31, 2005, cash and cash equivalents increased from approximately $57.3 million at the beginning of the period to approximately $ 67.5 million at the end of the period.

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. On April 27, 2005, our Board of Directors declared a dividend of $0.20 per share for the second quarter to stockholders of record as of June 10, 2005, payable on June 30, 2005.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 13,323,431 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. A significant portion of our interest income from debt investments since our inception has been attributable to PIK interest received from our debt investments that contain a PIK provision. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive Officer of TIM, BDC Partners and TICC, is the principal of JHC Capital Management, LLC, a registered investment adviser. Steven P. Novak, one of our independent directors, is also the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, LLC, the non-managing member of our investment adviser. In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Mr. Royce is a significant shareholder, of TAC Acquisition Corp. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. At March 31, 2005 five debt investments in our portfolio were at fixed rates, and the remaining eight investments were at variable rates, representing $46 million and $76 million in principal debt respectively. The variable rates are based upon the five-year US Treasury note. We expect that out future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders' equity resulting from operations, we have assumed a 1% increase in the underlying five-year US Treasury note, and no other change in our portfolio as of March 31, 2005. Under this analysis, the impact would be approximately $190,000 for the quarter.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We did not engage in any hedging activities during the first quarter of 2005.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.    EXHIBITS

(a)    EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant's Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Transfer Agency and Service Agreement among Registrant, EquiServe Trust Company, N.A. and EquiServe, Inc (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.5	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technology Investment Capital Corp.

Date: May 9, 2005	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Date: May 9, 2005	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Accounting and Financial Officer)