Form 10-Q
period 2005-06-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2005-08-08
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50398

TECHNOLOGY INVESTMENT CAPITAL CORP.
(Exact name of registrant as specified in its charter)

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes       No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.01 par value, outstanding as of August 5, 2005 was 13,392,304.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.
BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Investments, at fair value (cost: $146,930,982 @ 6/30/05; $82,124,730 @ 12/31/04)	$146,930,982	$82,124,730
Cash and cash equivalents	50,200,654	57,317,398
Cash and cash equivalents pledged to creditors	19,991,000	0
Interest receivable – debt investments	1,047,195	489,431
Interest receivable – cash and cash equivalents	7,614	7,538
Prepaid expenses	73,845	102,696
Other assets	298,109	460,666
TOTAL ASSETS	$218,549,399	$140,502,459

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accrued expenses	$1,382,052	$940,922
Accrued offering expenses	0	300,000
Repurchase agreement	19,592,453	0
Securities purchased not settled	13,500,000	0
Total Liabilities	34,474,505	1,240,922
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 13,392,304 and 10,157,848 issued and outstanding, respectively	133,923	101,578
Capital in excess of par value	182,618,330	139,410,302
Accumulated net investment income (loss)	1,322,641	(250,343)
Total Stockholders' Equity	184,074,894	139,261,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$218,549,399	$140,502,459
Net asset value per common share	$13.74	$13.71

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS
JUNE 30, 2005
(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)

Questia Media, Inc.	digital media	senior secured notes(3)(4) (12.0%, due Jan. 28, 2009)	$10,028,639	$10,028,639	$10,028,639

MortgageIT, Inc.	financial services	senior secured notes (10.0%, due March 29, 2007)	15,000,000	15,000,000	15,000,000

Advanced Aesthetics Institute	medical services	senior secured notes (5) (12.0%, due March 31, 2009) warrants to purchase common stock (9)	10,000,000	10,000,000 —	10,000,000 —
The Endurance International Group, Inc.	webhosting	senior secured notes (4)(5)(6) (10.0%, due July 23, 2009) convertible preferred stock (9)	13,000,000	12,693,295 345,000	12,693,295 345,000

DirectRevenue, LLC	internet advertising	senior secured notes (6)(7) (12.0%, due Aug. 19, 2007) warrants to purchase	4,420,000	4,306,418	4,306,418
		common units (9)		240,000	240,000

Avue Technologies Corp.	software	warrants to purchase common units (9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes (3)(5) (10.5%, due Sept. 1, 2009)	16,217,137	16,217,137	16,217,137
		warrants to purchase convertible preferred
		stock (9)		—	—

3001, Inc.	geospatial imaging	senior unsecured notes (5) (10.0%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock (8)(9)		2,000,000	2,000,000
		common stock (8)(9)		1,000,000	1,000,000

eXact Advertising, LLC	internet advertising	senior secured notes(4)(5)(6) (10.11%, due Nov. 24, 2009)	10,000,000	9,664,834	9,664,834
		warrants to purchase
		common units (9)		396,000	396,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS, Continued
JUNE 30, 2005
(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)

Segovia, Inc.	satellite communications	senior secured notes (5)(6) (10.0%, due Feb. 8, 2010) warrants to purchase	$15,000,000	$14,760,356	$14,760,356
		common stock (9)		260,000	260,000

WHITTMANHART, Inc.	IT consulting	senior secured notes (4)(5) (10.25%, due March 23, 2010) warrants to purchase	5,000,000	5,000,000	5,000,000
		common stock (9)		—	—
		preferred stock (9) warrants to purchase		476,000	476,000
		preferred stock (9)		24,000	24,000

CrystalTech Web Hosting, Inc.	webhosting	senior secured notes(5) (12.0%, due March 28, 2010)	8,000,000	8,000,000	8,000,000
Falcon Communications	satellite communications	senior unsecured notes(5) (10.0%, due March 31, 2011)	6,000,000	6,000,000	6,000,000
		common stock (9)		2,000,000	2,000,000
Climax Group, Inc.	software	senior secured notes(5)(6) (11.0%, due April 30, 2008) warrants to purchase common	5,000,000	4,906,303	4,906,303
		stock(9)		100,000	100,000

Willow CSN Incorporated	virtual workforce services	senior secured notes(5) (10.5%, due June 30, 2010)	13,500,000	13,300,000	13,300,000
		warrants to purchase preferred stock(9)		200,000	200,000
Total investments				$146,930,982	$146,930,982

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS, Continued
JUNE 30, 2005
(UNAUDITED)

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.

(5)	Notes bear interest at variable rates.

(6)	Cost and fair value reflect accretion of original issue discount.

(7)	Cost and fair value reflect repayment of principal.

(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.

(9)	Non-income producing at the relevant period end.

(10)	As a percentage of net assets at June 30, 2005, investments at fair value are categorized as follows: senior secured notes (67.3%), senior unsecured notes (8.7%), preferred stock (1.5%), common stock (1.6%), and warrants to purchase equity securities (0.7%).

(11)	For tax purposes, the cost basis of the portfolio investments at June 30, 2005 is $146,930,982.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
INVESTMENT INCOME
Interest income — debt investments	$3,662,922	$926,142	$6,857,434	$1,103,139
Interest income — cash and cash equivalents	290,003	237,316	635,115	523,506
Other income	766,064	80,000	1,456,269	530,000
Total Investment Income	4,718,989	1,243,458	8,948,818	2,156,645
EXPENSES
Salaries and benefits	102,341	51,800	191,451	98,138
Investment advisory fees	934,839	689,767	1,734,483	1,378,949
Professional fees	221,500	117,588	629,858	201,894
Insurance	25,232	20,020	50,000	40,040
Directors' fees	32,250	38,250	64,500	70,500
Transfer agent and custodian fees	15,686	20,481	48,336	41,787
General and administrative	96,589	30,493	134,228	95,875
Total Expenses	1,428,437	968,399	2,852,856	1,927,183
NET INVESTMENT INCOME	$3,290,552	$275,059	$6,095,962	$229,462
NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$3,290,552	$275,059	$6,095,962	$229,462
Net increase in stockholders' equity resulting from operations per common share:
Basic and Diluted	$0.25	$0.03	$0.47	$0.02
Weighted average shares of common stock outstanding:
Basic and Diluted	13,324,188	10,044,459	12,886,140	10,022,279

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2003	10,000,100	$100,001	$138,189,832	$(320,206)	$137,969,627
Net increase in stockholders' equity resulting from operations	—	—	—	229,462	229,462
Shares issued in connection with dividend reinvestment	92,612	926	1,312,197	—	1,313,123
Dividends declared	—	—	—	(2,105,066)	(2,105,066)
Balance at June 30, 2004	10,092,712	$100,927	$139,502,029	$(2,195,810)	$137,407,146
Balance at December 31, 2004	10,157,848	101,578	139,410,302	(250,343)	139,261,537
Net increase in stockholders' equity resulting from operations	—	—	—	6,095,962	6,095,962
Shares issued in rights offering (net of offering expenses of $2,234,872)	3,115,666	31,157	41,443,649	—	41,474,806
Shares issued in connection with dividend reinvestment	118,790	1,188	1,764,379	—	1,765,567
Dividends declared	—	—	—	(4,522,978)	(4,522,978)
Balance at June 30, 2005	13,392,304	$133,923	$182,618,330	$1,322,641	$184,074,894

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders' equity resulting from operations	$6,095,962	$229,462
Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash provided by (used in) operating activities:
Increase in investments due to PIK interest	(1,929,728)	(411,566)
Increase in interest receivable	(557,840)	(674,582)
Decrease in prepaid expenses	28,851	26,789
Decrease in other assets	162,557	0
Amortization of discounts	(173,166)	0
Increase in accrued expenses and other liabilities	141,130	523,085
Net Cash Provided By (Used In) Operating Activities	3,767,766	(306,812)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(67,503,358)	(33,000,000)
Repayments of principal	18,300,000	0
Net Cash Used in Investing Activities	(49,203,358)	(33,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	43,709,678	0
Offering expenses from the issuance of common stock	(2,234,872)	0
Amount borrowed under repurchase agreement	19,592,453	0
Dividends paid	(2,757,411)	(791,943)
Net Cash Provided By (Used In) Financing Activities	58,309,848	(791,943)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,874,256	(34,098,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,317,398	138,228,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,191,654	$104,130,010
NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$1,765,567	$1,313,123
SUPPLEMENTAL DISCLOSURES:
Portfolio investment purchased on June 30, 2005 and settled July 1, 2005	$13,500,000	—

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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

NOTE 2.    ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code""). The Company's investment objective is to maximize its portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC's investment activities are managed by Technology Investment Management, LLC ("TIM"), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC ("BDC Partners") is the managing member of TIM and serves as the administrator of TICC.

NOTE 3.    INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded would be valued at the closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. Beginning in March 2004, the Company engaged an independent valuation firm, Houlihan Lokey Howard & Zukin ("HLHZ"), to perform independent valuations of its investments. On April 27, 2005, upon the recommendation of the Company's Valuation Committee, the Board of Directors approved a change in the Company's valuation process, whereby management of the Company, rather than HLHZ, will prepare valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million.

Pursuant to this revised valuation process, management, rather than HLHZ, prepared a valuation for the Board's review regarding the Company's portfolio investments in Avue Technologies Corp. for the three months ended June 30, 2005. The Board of Directors uses the recommended valuations as prepared by HLHZ and management, respectively, as a component of the foundation for its final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount, plus payment-in-kind ("PIK") interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments.

NOTE 4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months and six months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30, 2005 (Unaudited)	Three Months Ended June 30, 2004 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)	Six Months Ended June 30, 2004 (Unaudited)
Numerator for basic and diluted income per share – net increase in stockholders' equity resulting from operations	$3,290,552	$275,059	$6,095,962	$229,462
Denominator for basic and diluted income per share – weighted average shares	13,324,188	10,044,459	12,886,140	10,022,279
Basic and diluted net increase in stockholders' equity resulting from operations per common share	$0.25	$0.03	$0.47	$0.02

NOTE 5.    RELATED PARTY TRANSACTIONS

The Company's investment activities are managed by its investment adviser, TIM, pursuant to an investment advisory agreement. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC ("Royce & Associates"). Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. For the three months ended June 30, 2005 and 2004, respectively, TICC incurred investment advisory fees of $934,839 and $689,767; for the six months ended June 30, 2005 and 2004, respectively, TICC incurred investment advisory fees of $1,734,483, and $1,378,949, of which $940,962 and $690,215 remained payable to TIM at June 30, 2005 and 2004, respectively. There were no incentive advisory fees earned from inception through June 30, 2005. Pursuant to the terms of its administration agreement with BDC Partners, for the three months ended June 30, 2005 and 2004, respectively, TICC incurred $102,341 and $51,800 in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2005 and 2004, respectively, TICC incurred $191,451, and $98,138 in such expenses, of which $18,660 and $9,893 remained payable to BDC Partners at June 30, 2005 and 2004, respectively. TICC also incurred facility costs of $11,946 and $4,054 for the three months ended June 30, 2005 and 2004, respectively; for the six months ended June 30, 2005 and 2004, TICC incurred $23,565 and $5,909, respectively, for such costs, of which $172 and $0 remained payable to BDC Partners at June 30, 2005 and 2004, respectively.

NOTE 6.    DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent the Company's earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company's dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company's stockholders.

On June 30, 2005, the Company paid a dividend of $0.20 per share with respect to the second quarter of 2005. On July 27, 2005, the Board of Directors declared a cash dividend of $0.25 per share for the third quarter of 2005, payable on September 30, 2005 to shareholders of record as of September 10, 2005.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares unless a stockholder elects to receive cash.

NOTE 7.    NET ASSET VALUE PER SHARE

The Company's net asset value per share at June 30, 2005 was approximately $13.74, and at December 31, 2004 was approximately $13.71. In determining the Company's net asset value per share, the Board of Directors determined in good faith the net asset value of the Company's portfolio investments for which no public trading market exists.

NOTE 8.    PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2005 and 2004, the Company had approximately $715,108 and $243,697, respectively, in PIK interest. For the six months ended June 30, 2005 and 2004, the Company had approximately $1,929,728 and $411,566, respectively, in PIK interest.

In addition, the Company recorded original issue discount ("OID") income of approximately $92,826 and $173,166 for the three months and six months ended June 30, 2005, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants. The Company had no OID income for the three months and six months ended June 30, 2004.

NOTE 9.    OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring. For the three months ended June 30, 2005 and 2004, other income totalled approximately $766,064 and $80,000, respectively. For the six months ended June 30, 2005 and 2004, other income totalled approximately $1,456,269 and $530,000, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and six months ended June 30, 2005 and 2004, the Company received no fee income for managerial assistance.

NOTE 10.    FINANCIAL HIGHLIGHTS

Financial highlights for the three month and six months period ended June 30, 2005 and 2004, are as follows:

	Three Months Ended June 30, 2005 (Unaudited)	Three Months Ended June 30, 2004 (Unaudited)	Six Months Ended June 30, 2005 (Unaudited)	Six Months Ended June 30, 2004 (Unaudited)
Per Share Data
Net asset value at beginning of period	$13.69	$13.69	$13.71	$13.80
Net investment income	0.25	0.03	0.47	0.02
Net realized and unrealized gains(1)	0.00	0.00	0.01	0.00
Distributions from net investment income	(0.20)	(0.11)	(0.34)	(0.21)
Effect of shares issued, net of offering expenses	0.00	0.00	(0.11)	0.00
Net asset value at end of period	$13.74	$13.61	$13.74	$13.61
Per share market value at beginning of period	$14.95	$14.59	$15.01	$15.55
Per share market value at end of period	$14.80	$13.51	$14.80	$13.51
Total return(2)(3)	0.3%	(6.6%)	0.9%	(11.8%)
Shares outstanding at end of period	13,392,304	10,092,712	13,392,304	10,092,712
Ratios/Supplemental Data
Net assets at end of period	$184,074,894	$137,407,146	$184,074,894	$137,407,146
Average net assets	$182,402,405	$137,860,850	$174,888,648	$137,776,019
Ratio of expenses to average net assets – annualized	3.13%	2.81%	3.26%	2.80%
Ratio of net investment income to average net assets – annualized	7.22%	0.80%	6.97%	0.33%

(1)	Represents rounding adjustment to reconcile change in net asset value per share; there were no actual realized or unrealized gains or losses for the periods presented.

(2)	Amount not annualized.

(3)	Total return equals the increase/decrease of the ending market value per share plus dividends divided by the beginning market value per share.

NOTE 11.    CASH AND CASH EQUIVALENTS

At June 30, 2005 and December 31, 2004, cash and cash equivalents consisted of:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
UBS Select Money Market Fund	$2,051,915	$2,026,577
Eurodollar Time Deposit (due 7/1/05 and 1/3/05)	14,500,000	1,200,000
Eurodollar Time Deposit (due 7/6/05 and 1/4/05)	18,500,000	24,000,000
U.S. Treasury Bill (due 7/7/05 and 1/13/05)	14,993,225	29,984,300
U.S. Treasury Bill (due 7/7/05)	19,991,000	—
Total Cash Equivalents	70,036,140	57,210,877
Cash	155,514	106,521
Cash and Cash Equivalents	$70,191,654	$57,317,398

NOTE 12.    COMMITMENTS

As of June 30, 2005, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $16 million include Questia ($2 million), The Endurance International Group ($2 million), eXact Advertising ($5 million), and WHITTMANHART ($7 million).

NOTE 13.    REPURCHASE AGREEMENT

On June 28, 2005, the Company entered into a repurchase agreement (the "Repurchase Agreement") with Bayerische Hypo-Und Vereinsbank AG ("HVB") for $19,592,453, which agreement was settled on July 1, 2005. A repurchase agreement is a form of collateralized borrowing under which a company sells a security to another party for cash and at the same time commits to repurchase that security at a later date for a stated price plus interest. The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $19,991,000, a maturity date of July 7, 2005 and an interest rate of 2.7%. The interest rate on the Repurchase Agreement was 3.18% for a cost of $5,120.

NOTE 14. REVOLVING CREDIT AGREEMENT

On May 18, 2005, the Company entered into an uncommitted $35 million senior secured revolving credit facility with HVB, as administrative agent and a lender. The facility will supplement the Company's equity capital and provide funding for additional portfolio investments, as well as general corporate purposes. As of June 30, 2005, the Company had not borrowed under this facility; amounts that may be borrowed will bear interest at variable rates, based upon either the prime rate, federal funds rate or LIBOR, plus an applicable margin. Portfolio investments will be pledged as collateral to secure amounts borrowed. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, within one year of the date of the borrowing; the facility has a termination date of May 18, 2007. The facility also contains customary representations, warranties, covenants and events of default.

NOTE 15.    SUBSEQUENT EVENTS

On July 1, 2005, the Company funded a $13.5 million investment in senior secured notes with warrants to support the acquisition of a company in the virtual workforce sector by Accretive Technology Partners, LLC. The company, Willow CSN Incorporated, provides enterprise clients with an on-demand pool of highly skilled agents, using newly developed technology and process expertise to recruit, train, and manage agents in a fully virtual environment. The investment was closed on June 30, 2005, and is reflected in the financial statements as an asset and a liability.

On July 27, 2005, the Board of Directors declared a cash dividend of $0.25 per share to holders of record on September 10, 2005, payable on September 30, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analsyis of Financial Condition and Results of Operations" and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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

OVERVIEW

Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended ("1940 Act"). We have elected to be treated for tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"), beginning with our 2003 taxable year.

Our investment activities are managed by Technology Investment Management, LLC ("TIM"), a registered investment adviser under the Investment Advisers Act of 1940. TIM is owned by BDC Partners, LLC ("BDC Partners"), its managing member, and Royce & Associates, LLC ("Royce & Associates"). Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TIM and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see "Risk Factors—There are significant potential conflicts of interest, which could impact our investment returns."

We concentrate our investments in companies having annual revenues of less than $200 million and/or a market capitalization of less than $300 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

While the structure of our investments will vary, we invest primarily in the debt of established target technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $25 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of June 30, 2005, our debt investments had stated interest rates of between 10.0% and 12.0% and maturities of between 21 and 69 months. In addition, our total portfolio of debt investments had a weighted average interest rate of approximately 10.6% as of June 30, 2005. Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as "payment-in-kind" or "PIK" interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $715,000 and $1.9 million, respectively, for the three months and six months ended June 30, 2005.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

Prior to making an investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company's business and legal documentation for the loan.

Set forth below is our current portfolio of investments as of June 30, 2005. As of June 30, 2005, we had an investment of $13.5 million (see Willow CSN Incorporated below) which did not settle until July 1, 2005, and outstanding commitments to fund an additional $16 million to four portfolio companies.

Portfolio Company (1)	Industry	Investment	Fair Value (2)
			(in thousands)

Questia Media, Inc.	digital media	senior secured notes (3)(4)	$10,029
MortgageIT, Inc.	financial services	senior secured notes	15,000
Advanced Aesthetics Institute	medical services	senior secured notes	10,000
		warrants to purchase
		common stock	—
The Endurance International Group	webhosting	senior secured notes (4)(6) convertible preferred stock	12,693 345
DirectRevenue, LLC	internet advertising	senior secured notes (6)(7)	4,306
		warrants to purchase
		common units	240
Avue Technologies Corporation	software	warrants to purchase common stock	13
TrenStar Inc.	logistics technology	senior secured notes (3)	16,217
		warrants to purchase
		convertible preferred stock	—
3001, Inc.	geospatial imaging	senior unsecured notes	10,000
		preferred stock (5)	2,000
		common stock (5)	1,000
eXact Advertising, LLC	internet advertising	senior secured notes (4)(6)	9,665
		warrants to purchase
		common units	396
Segovia, Inc.	satellite	senior secured notes (6)	14,760
	communications	warrants to purchase
		common stock	260
WHITTMANHART, Inc.	IT consulting	senior secured notes (4)	5,000
		warrants to purchase
		common stock	—
		convertible preferred stock	476
		warrants to purchase
		convertible preferred stock	24
CrystalTech Web Hosting, Inc.	webhosting	senior secured notes	8,000
Falcon Communications, Inc.	satellite	senior unsecured notes	6,000
	communications	common stock	2,000
Climax Group, Inc.	software	senior secured notes(6)	4,906
		warrants to purchase
		common stock	100
Willow CSN Incorporated(8)	virtual workforce services	senior secured notes	13,300
		warrants to purchase
		preferred stock	200
Total Investments:			$146,930

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by our Board of Directors.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment to fund additional notes and warrants upon satisfaction of certain specified conditions.

(5)	Preferred stock and common stock are indirectly held through limited liability company interests.

(6)	Cost and fair value reflect accretion of original issue discount.

(7)	Cost and fair value reflect repayment of principal.

(8)	Willow CSN Incorporated transaction was closed on June 30, 2005, but was funded July 1, 2005.

In addition, we believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these transactions will close.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation process as our only critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

We value our investment portfolio each quarter. Members of our portfolio management team prepare the portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged the firm of Houlihan Lokey Howard & Zukin ("HLHZ") to independently evaluate our portfolio investments, although the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. On April 27, 2005, upon the recommendation of the our Valuation Committee, our Board of Directors approved a change in our valuation process, whereby our management, rather than HLHZ, will prepare valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. The Board used the recommended valuations as prepared by HLHZ and management, respectively, as a component of the final fair value determination of our portfolio investments.

The valuations provided by HLHZ and management of fair value securities are subject to approval by the Board. Both HLHZ and management's determination of fair value is based on some or all of the following factors, as applicable in their judgment, and any other factors considered to be relevant:

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2005 to the three months ended June 30, 2004.

Investment Income

Interest income from debt investments for the three months ended June 30, 2005 was approximately $3,663,000, compared to approximately $926,000 for the comparable period in 2004. This is a direct result of the number of portfolio investments entered into over the past year. A significant portion of our interest income from debt investments during each respective period was attributable to PIK interest received from debt investments that contain a PIK provision. PIK interest is added to the principal balance of our investment and is recorded as income. Specifically, for the three months ended June 30, 2005, interest from debt investments included approximately $715,000 in PIK interest, compared to approximately $244,000 for the comparable period in 2004.

Interest income from cash and cash equivalents was approximately $290,000 for the three months ended June 30, 2005, compared to approximately $237,000 for the comparable period in June 30, 2004; the increase is due to higher interest rates on short-term investments.

Other income totaled approximately $766,000 for the three months ended June 30, 2005, representing primarily non-refundable closing fees associated with investments in portfolio companies. This represented a significant increase from other income of approximately $80,000 for the comparable period in 2004, directly related to the number of transactions closed.

Expenses

Total expenses for the three months ended June 30, 2005 were approximately $1,428,000, which represented an increase of approximately $460,000 over the comparable period in 2004. The increase was primarily due to an increase in investment advisory fees of approximately $245,000 due to the increase in the gross assets of the Company, and an increase in professional fees of approximately $104,000.

Professional fees, consisting of legal, audit, valuation and consulting fees, were approximately $222,000 for the three months ended June 30, 2005, compared to $118,000 for the comparable period in 2004. Valuation fees increased by approximately $83,000 as a result of the greater number of investments to be reviewed, and audit fees increased by approximately $20,000 as a result of the additional work required for compliance with the requirements of the Sarbanes-Oxley Act.

The investment advisory fee for the second quarter of 2005 was approximately $935,000, compared to $690,000 for the comparable period in 2004, representing the base fee as provided for in the advisory agreement. The increase is directly related to the increase in the gross assets of the Company. There were no incentive fees earned under the agreement during either period.

Salaries and benefits for the three months ended June 30, 2005 and 2004 were approximately $102,000 and $52,000, respectively, reflecting the allocation of compensation expenses for the services of our chief financial officer, controller, office manager, and the vice president of business development. The increase from the prior year is primarily related to salary increases and the addition of the position of controller to the staff.

General and administrative expenses, consisting primarily of office supplies, printing, facilities costs and other expenses, were approximately $97,000 for the three months ended June 30, 2005, compared to approximately $30,000 for the comparable period in 2004. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners. This increase is due primarily to printing costs associated with the Company's first formal annual report to shareholders.

Net Increase In Stockholders' Equity From Operations

We had a net increase in stockholders' equity resulting from operations of $3,290,552 for the three months ended June 30, 2005, compared to an increase of $275,059 for the comparable period in 2004. Based on a weighted-average of 13,324,188 (basic and diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the three months ended June 30, 2005 was $0.25 for basic and diluted earnings.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2005 to the six months ended June 30, 2004.

Investment Income

Interest income from debt investments for the six months ended June 30, 2005 was approximately $6,857,000, compared to approximately $1,103,000 for the comparable period in 2004. This is a direct result of the number of portfolio investments entered into over the past year. A significant portion of our interest income from debt investments during each respective period was attributable to PIK interest received from debt investments that contain a PIK provision. PIK interest is added to the principal balance of our investment and is recorded as income. Specifically, for the six months ended June 30, 2005, interest from debt investments included approximately $1.9 million in PIK interest, compared to approximately $412,000 for the comparable period in 2004.

Interest income from cash and cash equivalents was approximately $635,000 for the six months ended June 30, 2005, compared to approximately $524,000 for the comparable period in 2004; the increase is due to higher interest rates on short-term investments.

Other income totaled approximately $1,456,000 for the six months ended June 30, 2005, representing primarily non-refundable closing fees associated with investments in portfolio companies. This represented an increase over non-recurring other fee income of approximately $530,000 for the comparable period in 2004, directly related to the number of transactions closed.

Expenses

Total expenses for the six months ended June 30, 2005 were approximately $2,853,000, which represented an increase of approximately $926,000 over the comparable period in 2004. The increase was primarily due to an increase in investment advisory fees of approximately $356,000 due to the increase in the gross assets of the Company, and an increase in professional fees of approximately $428,000.

Professional fees, consisting of legal, audit, valuation and consulting fees, were approximately $630,000 for the six months ended June 30, 2005, compared to $202,000 for the comparable period in 2004. Valuation fees increased by approximately $150,000 as a result of the greater number of investments to be reviewed, and audit fees increased by approximately $214,000 as a result of the additional work required for compliance with the requirements of the Sarbanes-Oxley Act.

The investment advisory fee for the first half of 2005 was approximately $1,734,000, compared to $1,379,000 for the comparable period in 2004, representing the base fee as provided for in the advisory agreement. The increase is directly related to the increase in the gross assets of the Company. There were no incentive fees earned under the agreement during either period.

Salaries and benefits for the six months ended June 30, 2005 and 2004 were approximately $191,000 and $98,000, respectively, reflecting the allocation of compensation expenses for the services of our chief financial officer, controller, office manager, and the vice president of investor relations. The increase from the prior year is primarily related to salary increases and the addition of the position of controller to the staff.

General and administrative expenses, consisting primarily of office supplies, printing, facilities costs and other expenses, were approximately $134,000 for the six months ended June 30, 2005, compared to approximately $96,000 for the comparable period in 2004. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners. This increase is due primarily to printing costs associated with the Company's first formal annual report to shareholders.

Net Increase In Stockholders' Equity From Operations

We had a net increase in stockholders' equity resulting from operations of $6,095,962 for the six months ended June 30, 2005, compared to an increase of $229,462 for the comparable period in 2004. Based on a weighted-average of 12,886,140 (basic and diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the six months ended June 30, 2005 was $0.47 for basic and diluted earnings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had investments in debt securities of fourteen companies, totaling approximately $139.9 million, and equity investments of approximately $7.1 million. The debt investment amount includes approximately $3.2 million in accrued PIK interest which, as described in the section above entitled "Overview," is added to the carrying value of our investments.

Cash provided by operating activities for the six months ended June 30, 2005, consisting primarily of the items described in "Results of Operations," was approximately $3.8 million, reflecting the income resulting from operations, offset by non-cash income related to PIK interest and OID income and accrued interest receivable. Net cash used in investing activities was approximately $49.2 million, reflecting new investments purchased offset by principal repayments.

We raised net proceeds of approximately $41.5 million from a rights offering which closed in January 2005. Under the terms of the offering, each stockholder of record on December 29, 2004 was entitled to purchase an additional share of stock for each three shares of stock owned on that date. Pursuant to the rights offering, we issued 3,115,666 shares at a price of $14.029 per share.

On May 18, 2005 we entered into an uncommitted $35 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, as administrative agent and a lender. The facility will supplement our equity capital and provide funding for additional portfolio investments, as well as general corporate matters. As of June 30, 2005, we had not borrowed under this facility; amounts that may be borrowed will bear interest at variable rates, based upon either the prime rate, federal funds rate or LIBOR, plus an applicable margin. Portfolio investments will be pledged as collateral to secure amounts borrowed. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the facility has a termination date of May 18, 2007. The facility also contains customary representations, warranties, covenants and events of default.

During the six months ended June 30, 2005, cash and cash equivalents increased from approximately $57.3 million at the beginning of the period to approximately $70.2 million at the end of the period, including approximately $20 million pledged to creditors.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. On July 27, 2005, our Board of Directors declared a cash dividend of $0.25 per share for the third quarter to stockholders of record as of September 10, 2005, payable on September 30, 2005.

RECENT DEVELOPMENTS

On July 1, 2005, we funded a $13.5 million investment in senior secured notes with warrants to support the acquisition of a company in the virtual workforce sector by Accretive Technology

Partners, LLC. That company, Willow CSN Incorporated, provides enterprise clients with an on-demand pool of highly skilled agents, using newly developed technology and process expertise to recruit, train, and manage agents in a fully virtual environment. The investment originally closed on June 30, 2005, and is reflected in our financial statements as an asset and a liability.

On July 27, 2005, the Board of Directors declared a cash dividend of $0.25 per share to holders of record on September 10, 2005, payable on September 30, 2005.

RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating To Our Business And Structure

We are a new company with a limited operating history.

We were incorporated in July 2003 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and the value of your investment in us could decline substantially.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

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

TIM is a recently formed investment adviser and, as discussed above, TICC is a recently organized company. As such, each entity is subject to the business risks and uncertainties associated with any new business enterprise, including the lack of experience in managing or operating a business development company. Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment adviser's ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms.

As we grow, we and TIM, through TIM's managing member, BDC Partners, will need to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Because our investments are generally not in publicly traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board's Valuation Committee. The Valuation Committee utilizes the services of HLHZ, an independent valuation firm. In addition, our management, rather than HLHZ, prepares valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

The lack of liquidity in our investments may adversely affect our business.

As stated above, our investments are generally not in publicly traded securities. Substantially all of these securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Also, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

In addition, because we generally invest in debt securities with a term of up to seven years and generally intend to hold such investments until maturity of the debt, we do not expect realization events, if any, to occur in the near-term. We expect that our holdings of equity securities may require several years to appreciate in value, and we can offer no assurance that such appreciation will occur.

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

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 13,392,304 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

There are significant potential conflicts of interest, which could impact our investment returns.

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive Officer of TIM, BDC Partners and TICC, is the principal of JHC Capital Management, LLC, a registered investment adviser. Mr. Cohen also manages the Royce Technology Value Fund. Steven P. Novak, one of our independent directors, is also the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, LLC, the non-managing member of our investment adviser.

In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Mr. Royce is a significant shareholder, of TAC Acquisition Corp. Likewise, Messrs. Cohen, Rosenthal, and Lee D. Stern, the chief transaction officer for TIM, BDC Partners and TICC, currently serve as chief executive officer, president and chief transaction officer, respectively, for T2 Advisers LLC, an investment adviser to a fund, T2 Income Fund Limited, established and operated in Guernsey for the purpose of investing primarily in the debt and equity of foreign companies operating in the technology-related sector. Messrs. Rosenthal and Stern also each serve as a non-independent director of T2 Income Fund Limited. In addition, Patrick F. Conroy, the chief financial officer, chief compliance officer, treasurer and corporate secretary of TIM, BDC Partners and TICC, serves as chief financial officer, chief compliance officer and treasurer for both T2 Income Fund Limited and T2 Advisers LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests. In addition, TAC Acquisition Corp. may decide to acquire one or more of our portfolio companies, subject to the limitations imposed upon such an acquisition by the 1940 Act.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, LLC, or Palladio Capital Management holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, controller, vice president of investor relations and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

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

Risks Related To Our Investments

Our portfolio may be concentrated in a limited number of portfolio companies in the technology-related sector, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the technology-related sector experiences a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. In addition, we intend to concentrate in the technology-related sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. As a result, a market downturn in the technology-related sector could materially adversely affect us.

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

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance" to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

Although we may do so in the future, to date we have not taken controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

Risks Related To An Investment In Our Common Stock

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market in the future may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks. Our primary market risk exposure relates to fluctuations in interest rates. At June 30, 2005, three debt investments in our portfolio were at fixed rates, and the remaining eleven debt investments were at variable rates, representing $29 million and $112 million in principal debt respectively. Variable rates are generally based upon the five-year US Treasury note. We expect that out future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders' equity resulting from operations, we have assumed a 1% increase in the underlying five-year US Treasury note, and no other change in our portfolio as of June 30, 2005. Under this analysis, the impact would be an approximately $280,000 increase in our investment income for the quarter.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We did not engage in any hedging activities during the first six months of 2005.

ITEM 4.    CONTROLS AND PROCEDURES.

As of June 30, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2005, we issued a total of 68,873 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.0 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 8, 2005, we held our Annual Meeting of Shareholders in Greenwich, Connecticut. Shareholders voted on three matters; the substance of these matters and the results of the voting of each such matter are described below.

1. Election of Directors: Shareholders elected two directors of the Company, who will each serve for three years, or until their respective successors are elected and qualified. Votes were cast as follows:

	FOR	ABSTAIN
Charles M. Royce	10,215,617	1,713,162
Steven P. Novak	11,772,481	156,298

The following directors are continuing as directors of the Company for their respective terms - Jonathan H. Cohen, Tonia L. Pankopf, and G. Peter O'Brien.

2. Ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company's independent registered public accounting firm for the year ending December 31, 2005. Votes were cast as follows:

FOR	AGAINST	ABSTAIN
11,782,225	130,401	16,153

ITEM 5.    OTHER INFORMATION.

Not applicable.

ITEM 6.    EXHIBITS.

(a)    EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant's Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).
10.5	Credit Agreement between Registrant and Bayerische Hypo-Und Vereinsbank, AG (Incorporated by reference to Current Report on Form 8-K (File No. 000-50398) filed on May 24, 2005).
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technology Investment Capital Corp.
Date: August 8, 2005	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
Date: August 8, 2005	By:	/s/ Patrick F. Conroy
Patrick F. Conroy
Chief Financial Officer (Principal Accounting and Financial Officer)