Form 10-Q
period 2005-09-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2005-11-04
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005.

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

Yes      No  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.01 par value, outstanding as of November 1, 2005 was 13,463,852.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS
Investments, at fair value (cost: $217,573,562 @ 9/30/05; $82,124,730 @ 12/31/04)	$217,812,562	$82,124,730
Cash and cash equivalents	3,431,313	57,317,398
Cash and cash equivalents pledged to creditors	39,939,833	0
Interest receivable – debt investments	1,398,518	489,431
Interest receivable – cash and cash equivalents	331	7,538
Prepaid expenses	28,526	102,696
Other assets	45,269	460,666
TOTAL ASSETS	$262,656,352	$140,502,459
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses	$1,913,627	$940,922
Accrued offering expenses	0	300,000
Repurchase agreement	39,166,667	0
Short-term borrowing under credit facility	35,000,000	0
Total Liabilities	76,080,294	1,240,922
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 13,463,852 and 10,157,848 issued and outstanding, respectively	134,639	101,578
Capital in excess of par value	183,747,348	139,410,302
Accumulated net investment income (loss)	2,455,071	(250,343)
Unrealized appreciation on investments...	239,000	0
Total Stockholders' Equity	186,576,058	139,261,537
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$262,656,352	$140,502,459
Net asset value per common share	$13.86	$13.71

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)

Questia Media, Inc.	digital media	senior secured notes (3)(4)(11) (11.0%, due Jan. 28, 2009)	$10,723,821	$10,723,821	$10,723,821
MortgageIT, Inc.	financial services	senior secured notes (11) (5.5%, due March 29, 2007)	15,000,000	15,000,000	15,000,000
Advanced Aesthetics Institute	medical services	senior secured notes (5)(11) (12.0%, due March 31, 2009)	10,000,000	10,000,000	10,000,000
		warrants to purchase common stock (9)		—	—
The Endurance International Group, Inc.	webhosting	senior secured notes (4)(5)(6)(11) (10.04%, due July 23, 2009)	13,000,000	12,711,464	12,711,464
		convertible preferred stock(9)		345,000	345,000
DirectRevenue, LLC	internet advertising	senior secured notes (6)(7)(11) (12.0%, due Aug. 19, 2007)	3,820,000	3,734,304	3.734,304
		warrants to purchase common units (9)		240,000	0
Avue Technologies Corp.	software	warrants to purchase common units (9)		13,000	13,000
TrenStar Inc.	logistics technology	senior secured notes (3)(5)(11) (10.03%, due Sept. 1, 2009)	16,652,297	16,652,297	16,652,297
		warrants to purchase convertible preferred stock (9)		—	—
3001, Inc.	geospatial imaging	senior unsecured notes (5)(11) (10.0%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock (8)(9)		2,000,000	2,000,000
		common stock (8)(9)		1,000,000	1,000,000
Innovative Interactive, LLC	internet advertising	senior secured notes (4)(5)(6)(11) (10.11%, due Nov. 24, 2009)	10,000,000	9,692,662	9,692,662
		warrants to purchase common units (9)		396,000	705,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS, Continued
SEPTEMBER 30, 2005
(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
Segovia, Inc.	satellite communications	senior secured notes (5)(6)(11) (10.0%, due Feb. 8, 2010)	$17,000,000	$16,773,271	$16,773,271
		warrants to purchase common stock (9)		260,000	430,000
WHITTMANHART, Inc.	IT consulting	senior secured notes (4)(5)(11) (10.25%, due March 23, 2010)	5,000,000	5,000,000	5,000,000
		warrants to purchase common stock (9)		—	—
		preferred stock (9)		476,000	476,000
		warrants to purchase preferred stock (9)		24,000	24,000
CrystalTech Web Hosting, Inc.	Webhosting	senior secured notes (5)(11) (12.0%, due March 28, 2010)	8,000,000	8,000,000	8,000,000
Falcon Communications	Satellite communications	senior unsecured notes (5)(11) (10.0%, due March 31, 2011)	6,000,000	6,000,000	6,000,000
		common stock (9)		2,000,000	2,000,000
Climax Group, Inc.	software	senior secured notes (5)(6) (14.0%, due April 30, 2008)	5,000,000	4,915,318	4,915,318
		warrants to purchase common stock (9)		100,000	100,000
Willow CSN Incorporated	virtual workforce services	senior secured notes (5)(11) (10.5%, due June 30, 2010)	13,500,000	13,310,086	13,310,086
		warrants to purchase preferred stock (9)		200,000	200,000
NetQuote, Inc.	web-based services	senior secured notes (5)(11) (12.5% , due August 16, 2010)	15,000,000	15,000,000	15,000,000
StayOnline, Inc.	Internet service provider	senior secured notes (5)(11) (10.5%, due September 2, 2010)	15,000,000	14,645,143	14,645,143
		preferred stock (9)		360,588	360,588
GenuTec Business Solutions, Inc.	software	9% cumulative preferred stock (12)		19,900,608	19,900,608
		warrants to purchase common stock (9)		100,000	100,000
Mortgagebot Acquisition, LLC	financial services	senior secured notes (5)(11) (10.0%, due October 29, 2010)	11,000,000	11,000,000	11,000,000
Optimus Corp.	IT consulting	senior unsecured notes (5) (14.0%, due September 23, 2010)	7,000,000	7,000,000	7,000,000
Total investments				$217,573,562	$217,812,562

(Continued on next page)

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
SCHEDULE OF INVESTMENTS, Continued
SEPTEMBER 30, 2005 (UNAUDITED)

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.

(5)	Notes bear interest at variable rates.

(6)	Cost and fair value reflect accretion of original issue discount.

(7)	Cost and fair value reflect repayment of principal.

(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.

(9)	Non-income producing at the relevant period end.

(10)	As a percentage of net assets at September 30, 2005, investments at fair value are categorized as follows: senior secured notes (89.6%), senior unsecured notes (12.3%), preferred stock (12.4%), common stock (1.6%), and warrants to purchase equity securities (0.8%).

(11)	Debt investment pledged as collateral under the Company's revolving credit agreement, with the following collateral limits noted: Questia $8 million, Trenstar $15 million, and Segovia $15 million.

(12)	Preferred stock convertible to senior secured notes at the option of the Company.

(13)	Aggregate gross unrealized appreciation for federal income tax purposes is $479,000; aggregate gross unrealized depreciation for federal income tax purposes is $240,000. Net unrealized appreciation is $239,000 based upon a tax cost basis of $217,573,562.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
INVESTMENT INCOME
Interest income — debt investments	$4,725,201	$1,325,457	$11,582,635	$2,428,596
Interest income — cash and cash equivalents	217,752	327,159	852,867	850,665
Other income	1,556,100	691,921	3,012,369	1,221,921
Total Investment Income	6,499,053	2,344,537	15,447,871	4,501,182
EXPENSES
Salaries and benefits	427,862	54,780	619,313	152,918
Investment advisory fees	1,026,746	698,337	2,761,229	2,077,286
Professional fees	294,050	126,500	923,908	353,596
Insurance	25,318	20,240	75,318	60,280
Directors' fees	38,250	32,250	102,750	102,750
Transfer agent and custodian fees	23,065	13,900	71,401	41,139
Interest expense	91,874	0	91,874	0
General and administrative	91,382	51,374	225,610	136,595
Total Expenses	2,018,547	997,381	4,871,403	2,924,564
NET INVESTMENT INCOME	$4,480,506	$1,374,156	$10,576,468	$1,576,618
NET UNREALIZED APPRECIATION ON INVESTMENTS	$239,000	$0	$239,000	$0
NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$4,719,506	$1,374,156	$10,815,468	$1,576,618
Net increase in stockholders' equity resulting from operations per common share:
Basic and Diluted	$0.35	$0.13	$0.83	$0.16
Weighted average shares of common stock outstanding:
Basic and Diluted	13,393,082	10,093,067	13,056,977	10,046,048

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Unrealized Appreciation on Investments	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2003	10,000,100	$100,001	$138,189,832	$(320,206)	$0	$137,969,627
Net increase in stockholders' equity resulting from operations	—	—	—	1,576,618	—	1,576,618
Shares issued in connection with dividend reinvestment	125,306	1,253	1,769,257	—		1,770,510
Dividends declared	—	—	—	(3,215,264)	—	(3,215,264)
Balance at September 30, 2004	10,125,306	$101,254	$139,959,089	$(1,958,852)	$0	$138,101,491

Balance at December 31, 2004	10,157,848	$101,578	$139,410,302	$(250,343)	$0	$139,261,537
Net increase in stockholders' equity resulting from operations	—	—	—	10,576,468	239,000	10,815,468
Shares issued in rights offering (net of offering expenses of $2,234,872)	3,115,666	31,157	41,443,649	—	—	41,474,806
Shares issued in connection with dividend reinvestment	190,338	1,904	2,893,397	—	—	2,895,301
Dividends declared	—	—	—	(7,871,054)	—	(7,871,054)
Balance at September 30, 2005	13,463,852	$134,639	$183,747,348	$2,455,071	$239,000	$186,576,058

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders' equity resulting from operations	$10,815,468	$1,576,618
Adjustments to reconcile net increase in stockholders' equity resulting from operations to net cash provided by operating activities:
Net unrealized appreciation on investments	(239,000)	0
Increase in investments due to PIK interest	(3,060,069)	(665,292)
Increase in interest receivable	(901,880)	(575,124)
Decrease in prepaid expenses	74,170	47,030
Decrease (increase) in other assets	415,397	(5,671)
Amortization of discounts	(285,405)	(24,870)
Increase in accrued expenses and other liabilities	672,705	577,389
Net Cash Provided By Operating Activities	7,491,386	930,080
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(151,003,358)	(64,200,000)
Repayments of principal	18,900,000	280,000
Net Cash Used in Investing Activities	(132,103,358)	(63,920,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	43,709,678	0
Offering expenses from the issuance of common stock	(2,234,872)	0
Amount borrowed under repurchase agreement	39,166,667	0
Amount borrowed under credit facility	35,000,000	0
Dividends paid	(4,975,753)	(1,444,754)
Net Cash Provided By (Used In) Financing Activities	110,665,720	(1,444,754)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,946,252)	(64,434,674)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,317,398	138,228,765
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,371,146	$73,794,091
NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$2,895,301	$1,770,510

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

NOTE 3.    INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of the Company's portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has also engaged an independent valuation firm, Houlihan Lokey Howard & Zukin ("HLHZ"), to perform independent valuations of its investments. On April 27, 2005, upon the recommendation of the Company's Valuation Committee, the Board of Directors approved a change in the Company's valuation process, whereby HLHZ will not prepare valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million.

The Board of Directors uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the foundation for its final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount, plus payment-in-kind ("PIK") interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had others made the determination using the same or different procedures or had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including when the enterprise value of the portfolio company does not currently support the carrying value of our debt or equity investment. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as the net change in unrealized appreciation or depreciation.

NOTE 4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders' equity resulting from operations per share for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30, 2005 (Unaudited)	Three Months Ended September 30, 2004 (Unaudited)	Nine Months Ended September 30, 2005 (Unaudited)	Nine Months Ended September 30, 2004 (Unaudited)
Numerator for basic and diluted net investment income per share	$4,480,506	$1,347,156	$10,576,468	$1,576,618
Numerator for basic and diluted income per share – net increase in stockholders' equity resulting from operations	$4,719,506	$1,347,156	$10,815,468	$1,576,618
Denominator for basic and diluted income per share – weighted average shares	13,393,082	10,093,067	13,056,977	10,046,048
Basic and diluted net investment income per share	$0.33	$0.13	$0.81	$0.16
Basic and diluted net increase in stockholders' equity resulting from operations per common share	$0.35	$0.13	$0.83	$0.16

NOTE 5.    RELATED PARTY TRANSACTIONS

The Company's investment activities are managed by its investment adviser, TIM, pursuant to an investment advisory agreement. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC ("Royce & Associates"). Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee of 2% based on average gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. For the three months ended September 30, 2005 and 2004, respectively, TICC incurred investment advisory fees of approximately $1,026,746 and $698,337; for the nine months ended September 30, 2005 and 2004, respectively, TICC incurred investment advisory fees of approximately $2,761,229 and $2,077,286 of which approximately $1,042,969 and $698,786 remained payable to TIM at September 30, 2005 and 2004, respectively. There were no incentive advisory fees earned from inception through September 30, 2005. Pursuant to the terms of its administration agreement with BDC Partners, for the three months ended September 30, 2005 and 2004, respectively, TICC incurred approximately $427,862 and $54,780 in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2005 and 2004, respectively, TICC incurred approximately $619,313 and $152,918 in such expenses, of which approximately $346,949 and $9,894 remained payable to BDC Partners at September 30, 2005 and 2004, respectively. TICC also incurred facility costs of approximately $11,856 and $11,353 for the three months ended September 30, 2005 and 2004, respectively; for the nine months ended September 30,

2005 and 2004, TICC incurred approximately $35,421 and $17,262, respectively, for such costs, of which approximately $529 and $0 remained payable to BDC Partners at September 30, 2005 and 2004, respectively.

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

On September 30, 2005, the Company paid a dividend of $0.25 per share with respect to the third quarter of 2005.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares unless a stockholder elects to receive cash.

NOTE 7.    NET ASSET VALUE PER SHARE

The Company's net asset value per share at September 30, 2005 was approximately $13.86, and at December 31, 2004 was approximately $13.71. In determining the Company's net asset value per share, the Board of Directors determined in good faith the net asset value of the Company's portfolio investments for which no public trading market exists.

NOTE 8.    PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected any cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2005 and 2004, the Company had approximately $1,130,342 and $253,726, respectively, in PIK interest. For the nine months ended September 30, 2005 and 2004, the Company had approximately $3,060,072 and $665,292, respectively, in PIK interest.

In addition, the Company recorded original issue discount ("OID") income of approximately $112,238 and $285,405 for the three months and nine months ended September 30, 2005, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants. The Company had approximately $24,870 in OID income for the three months and nine months ended September 30, 2004, respectively.

NOTE 9.    OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company's investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and nine months ended September 30, 2005 and 2004, the Company received no fee income for managerial assistance.

NOTE 10.    FINANCIAL HIGHLIGHTS

Financial highlights for the three months and nine months period ended September 30, 2005 and 2004, are as follows:

	Three Months Ended September 30, 2005 (Unaudited)	Three Months Ended September 30, 2004 (Unaudited)	Nine Months Ended September 30, 2005 (Unaudited)	Nine Months Ended September 30, 2004 (Unaudited)
Per Share Data
Net asset value at beginning of period	$13.74	$13.61	$13.71	$13.80
Net investment income	0.33	0.13	0.81	0.16
Net realized and unrealized gains(1)	0.04	0.01	0.04	0.00
Distributions from net investment income	(0.25)	(0.11)	(0.59)	(0.32)
Effect of shares issued, net of offering expenses	0.00	0.00	(0.11)	0.00
Net asset value at end of period	$13.86	$13.64	$13.86	$13.64
Per share market value at beginning of period	$14.80	$13.51	$15.01	$15.55
Per share market value at end of period	$15.79	$13.99	$15.79	$13.99
Total return(2)(3)	8.38%	4.4%	9.13%	(8.0%)
Shares outstanding at end of period	13,463,852	10,125,406	13,463,852	10,125,406
Ratios/Supplemental Data
Net assets at end of period	$186,576,058	$138,101,491	$186,576,058	$138,101,491
Average net assets	$184,927,207	$137,584,626	$178,271,603	$137,711,756
Ratio of expenses to average net assets – annualized	4.37%	2.90%	3.64%	2.83%
Ratio of net investment income to average net assets – annualized	9.69%	3.92%	7.91%	1.53%

(1)	Includes rounding adjustment to reconcile change in net asset value per share. There were no realized or unrealized gains for the periods ended September 30, 2004.

(2)	Amount not annualized.

(3)	Total return equals the increase/decrease of the ending market value per share plus dividends divided by the beginning market value per share.

NOTE 11.    CASH AND CASH EQUIVALENTS

At September 30, 2005 and December 31, 2004, cash and cash equivalents consisted of:

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
UBS Select Money Market Fund	$0	$2,026,577
Eurodollar Time Deposit (due 10/3/05 and 1/3/05)	3,400,000	1,200,000
Eurodollar Time Deposit (due 1/4/05)	0	24,000,000
U.S. Treasury Bill (due 1/13/05)	0	29,984,300
U.S. Treasury Bill (due 10/20/05)	39,939,833	—
Total Cash Equivalents	43,339,833	57,210,877
Cash	31,313	106,521
Cash and Cash Equivalents	$43,371,146	$57,317,398

NOTE 12.    COMMITMENTS

As of September 30, 2005, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $16 million include Questia ($2 million), The Endurance International Group ($2 million), Innovative Interactive, LLC (formerly eXact Advertising) ($5 million) and WHITTMANHART ($7 million).

NOTE 13.    REPURCHASE AGREEMENT

On September 29, 2005, the Company entered into a repurchase agreement (the "Repurchase Agreement") with Bayerische Hypo-Und Vereinsbank AG ("HVB") for $39,166,667, which agreement was settled on October 3, 2005. A repurchase agreement is a form of collateralized borrowing under which a company sells a security to another party for cash and at the same time commits to repurchase that security at a later date for a stated price plus interest. The Repurchase Agreement is fully collateralized by a United States Treasury Bill with a carrying value of $39,939,833, a maturity date of October 20, 2005 and an interest rate of 2.85%. The interest rate on the Repurchase Agreement was 3.35% for a cost of $14,579 for the period from September 29 to October 3, 2005.

NOTE 14.    REVOLVING CREDIT AGREEMENT

On May 18, 2005, the Company entered into an uncommitted $35 million senior secured revolving credit facility with HVB, as administrative agent and a lender. The facility will supplement the Company's equity capital and provide funding for additional portfolio investments, as well as general corporate purposes. As of September 30, 2005, the Company had drawn down the full amount under this facility; amounts borrowed bear interest at variable rates, based upon either the prime rate, federal funds rate or LIBOR, plus an applicable margin. At September 30, 2005 all amounts borrowed were bearing interest at the respective 30-day LIBOR plus the applicable margin. Portfolio investments with a carrying value of $173.3 million have been pledged as collateral to secure amounts borrowed. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, within one year of the date of the borrowing. The facility also contains customary representations, warranties, covenants and events of default.

NOTE 15.    SUBSEQUENT EVENTS

On October 13, 2005, the Company entered into an agreement amending its credit facility to increase the credit facility from $35 million to $100 million, with Royal Bank of Canada as an additional lender under the amended credit facility. $35 million available under the amended credit facility may be borrowed prior to, and is payable in full on, May 18, 2007. The remaining $65 million available under the amended credit facility may be borrowed prior to, and is payable in full on, February 10, 2006.

On October 26, 2005, the Board of Directors declared a cash dividend of $0.30 per share to holders of record on December 9, 2004, payable on December 30, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Our process for determining the fair value of a private finance investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private finance investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results, as well as the nature and value of any collateral. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower's condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company's debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company's equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of our portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged the firm of Houlihan Lokey Howard & Zukin ("HLHZ") to independently evaluate our portfolio investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment. On April 27, 2005, upon the recommendation of the our Valuation Committee, our Board of Directors approved a change in our valuation process, whereby HLHZ will not prepare valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. The Board uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the final fair value determination of our portfolio investments.

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

We expect that our investments will generally range between $5 million and $25 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of September 30, 2005, our debt investments had stated interest rates of between 5.5% and 14.0% and maturities of between 18 and 66 months. In addition, our total portfolio of debt investments had a weighted average interest rate of approximately 10.5% as of September 30, 2005.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as "payment-in-kind" or "PIK" interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $1.1 million and $3.1 million, respectively, for the three months and nine months ended September 30, 2005.

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

During the quarter ended September 30, 2005, our investments had a net unrealized appreciation of $239,000. In the third quarter of 2005, we closed approximately $70 million in portfolio investments, including an additional debt investment of $2 million to an existing portfolio company and $68 million of investments in new portfolio companies. A total of $600,000 of principal in debt investments was repaid by our existing portfolio companies during the quarter ended September 30, 2005.

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

Set forth below is our current portfolio of investments as of September 30, 2005. As of September 30, 2005, we also had outstanding commitments to fund an additional $16 million to four portfolio companies.

Portfolio Company (1)	Industry	Investment	Fair Value (2) (in thousands)
Questia Media, Inc.	digital media	senior secured notes (3)(4)	$10,724
MortgageIT, Inc.	financial services	senior secured notes	15,000
Advanced Aesthetics Institute	medical services	senior secured notes warrants to purchase common stock	10,000 —
The Endurance International Group	Webhosting	senior secured notes (4)(6) convertible preferred stock	12,711 345
DirectRevenue, LLC	internet advertising	senior secured notes (6)(7) warrants to purchase common units	3,734 0
Avue Technologies Corporation	Software	warrants to purchase common stock	13
TrenStar Inc.	logistics technology	senior secured notes (3) warrants to purchase convertible preferred stock	16,652 —
3001, Inc.	geospatial imaging	senior unsecured notes preferred stock (5) common stock (5)	10,000 2,000 1,000
Innovative Interactive, LLC	internet advertising	senior secured notes (4)(6) warrants to purchase common units	9,693 705
Segovia, Inc.	satellite communications	senior secured notes (6) warrants to purchase common stock	16,773 430
WHITTMANHART, INC.	IT consulting	senior secured notes (4) warrants to purchase common stock convertible preferred stock warrants to purchase convertible preferred stock	5,000 — 476 24
CrystalTech Web Hosting, Inc.	webhosting	senior secured notes	8,000
Falcon Communications, Inc.	satellite communications	senior unsecured notes common stock	6,000 2,000
Climax Group, Inc.	software	senior secured notes(6) warrants to purchase common stock	4,915 100
Willow CSN Incorporated	virtual workforce services	senior secured notes warrants to purchase preferred stock	13,310 200
NetQuote, Inc	web-based services	senior secured notes	15,000
StayOnline, Inc.	internet service provider	senior secured notes preferred stock	14,645 361
GenuTec Business Solutions, Inc.	software	9% cumulative preferred stock warrants to purchase common stock	19,901 100
Mortgagebot Acquisition, LLC	financial services	secured notes	11,000
Optimus Corp.	IT consulting	senior secured notes	7,000
Total Investments:			$217,812

(1)	We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by our Board of Directors.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment to fund additional notes and warrants upon satisfaction of certain specified conditions.

(5)	Preferred Stock and common stock are indirectly held through limited liability company interests.

(6)	Fair value reflects accretion of original issue discount.

(7)	Fair value reflects repayment of principal.

In addition, we believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these transactions will close.

On September 23, 2005, we announced the resignation of four employees of TIM, our investment adviser, including Lee D. Stern, who was also the Chief Transaction Officers and an Executive Vice President of TICC. Mr. Stern remained with the Company through October 31, 2005. The other employee resignations were effective September 21, 2005. The Company has maintained an on-going recruiting process and has hired a senior level investment professional to supplement its internal resources. The Company is continuing to search for additional investment professionals to complement existing staffing; however, the Company believes that TIM has adequate resources to act as the Company's investment adviser.

Portfolio Grading

For the quarter ending September 30, 2005, we have adopted a credit grading system to monitor the quality of our debt investment portfolio. Grade 1 is for those investments which are trending ahead of expectations. Grade 2 is for investments where full repayment of principal and interest is expected. Grade 3 is for investments that require closer monitoring, but full repayment of principal and interest is expected. Grade 4 is for investments for which some reduction of interest income is expected, but no loss of principal is expected. Grade 5 is for investments for which some loss of principal is expected. As of September 30, 2005, our portfolio had a weighted average grade of 1.9, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2005, our debt investment portfolio was graded as follows:

	At September 30, 2005
Grade	Portfolio at Value	Percentage of Total Portfolio
($ in thousands)
1	$62,177	32.7%
2	82,679	43.5
3	45,302	23.8
4	—	—
5	—	—
	$190,158	100.0%

RESULTS OF OPERATIONS

Comparison of our results of operations for the three months ended September 30, 2005 to the three months ended September 30, 2004.

Investment Income

Interest income from debt investments for the three months ended September 30, 2005 was approximately $4,725,000, compared to approximately $1,325,000 for the comparable period in 2004. This is a direct result of the number of portfolio investments entered into over the past year. A significant portion of our interest income from debt investments during each respective period was attributable to PIK interest received from debt investments that contain a PIK provision. PIK interest is added to the principal balance of our investment and is recorded as income. Specifically, for the three months ended September 30, 2005, interest from debt investments included approximately $1.1 million in PIK interest, compared to approximately $254,000 for the comparable period in 2004.

Interest income from cash and cash equivalents was approximately $218,000 for the three months ended September 30, 2005, compared to approximately $327,000 for the comparable period in September 30, 2004; the decrease is due to the lower level of cash balances as portfolio investments are made.

Other income totaled approximately $1.6 million for the three months ended September 30, 2005, representing primarily non-refundable closing fees associated with investments in portfolio companies. This represented a significant increase from other income of approximately $692,000 for the comparable period in 2004, directly related to the number of transactions closed.

Expenses

Total expenses for the three months ended September 30, 2005 were approximately $2,019,000, which represented an increase of approximately $1,021,000 over the comparable period in 2004. The increase was primarily due to an increase in investment advisory fees of approximately $328,000, reflecting the increase in the gross assets of the Company, an increase in salaries and benefits of $373,000, and an increase in professional fees of approximately $168,000.

The investment advisory fee for the third quarter of 2005 was approximately $1,027,000, compared to $698,000 for the comparable period in 2004, representing the base fee as provided for in the advisory agreement. The increase is directly related to the increase in the gross assets of the Company. There were no incentive fees earned under the agreement during either period.

Salaries and benefits for the three months ended September 30, 2005 and 2004 were approximately $428,000 and $55,000, respectively, reflecting the allocation of compensation expenses for the services of our chief financial officer, controller, office manager, and the vice president of business development. The increase from the prior year is primarily related to salary increases and bonuses, including the accrual of a $300,000 bonus for Patrick F. Conroy, our chief financial officer, chief compliance officer, treasurer and corporate secretary, during the third quarter of 2005, and the addition of the position of controller to the staff.

Professional fees, consisting of legal, audit, valuation and consulting fees, were approximately $294,000 for the three months ended September 30, 2005, compared to $126,000 for the comparable period in 2004. Valuation fees increased by approximately $64,000 as a result of the greater number of investments to be reviewed, and audit fees increased by approximately $54,000 as a result of the additional work required for compliance with the requirements of the Sarbanes-Oxley Act.

Interest expense associated with borrowings under the Company's credit facility were approximately $92,000 for the three months ended September 30, 2005; there were no borrowings or interest expense for the comparable period in 2004. General and administrative expenses, consisting primarily of office supplies, printing, facilities costs and other expenses, were approximately $91,000 for the three months ended September 30, 2005, compared to approximately $51,000 for the comparable period in 2004. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners. This increase is due primarily to fees related to establishing the Company's credit facility.

Net Unrealized Appreciation on Investments

For the quarter ended September 30, 2005, the Company's investments had net unrealized appreciation of $239,000. This net change in the fair value of our investments was based upon the fair value determinations by the Board of Directors. In each case the investment consisted of warrants of a portfolio company. Warrant investments for Innovative Interactive and Segovia were increased in value by $309,000 and $170,000, respectively, while our investment in warrants issued by DirectRevenue was written down by $240,000.

Net Increase In Stockholders' Equity From Operations

We had a net increase in stockholders' equity resulting from operations of approximately $4,719,506 for the three months ended September 30, 2005, compared to an increase of approximately $1,374,156 for the comparable period in 2004. Based on a weighted-average of 13,393,082 (basic and diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the three months ended September 30, 2005 was approximately $0.35 for basic and diluted earnings.

Comparison of our results of operations for the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

Investment Income

Interest income from debt investments for the nine months ended September 30, 2005 was approximately $11,583,000, compared to approximately $2,429,000 for the comparable period in 2004. This is a direct result of the number of portfolio investments entered into over the past year. A significant portion of our interest income from debt investments during each respective period was attributable to PIK interest received from debt investments that contain a PIK provision. PIK interest is added to the principal balance of our investment and is recorded as income. Specifically, for the nine months ended September 30, 2005, interest from debt investments included approximately $3.1 million in PIK interest, compared to approximately $665,000 for the comparable period in 2004.

Interest income from cash and cash equivalents was approximately $853,000 for the nine months ended September 30, 2005, compared to approximately $851,000 for the comparable period in 2004; higher interest rates on short-term investments were effectively offset by the lower level of cash balances as the portfolio became fully invested.

Other income totaled approximately $3,012,000 for the nine months ended September 30, 2005, representing primarily non-refundable closing fees associated with investments in portfolio companies. This represented an increase over non-recurring other fee income of approximately $1,222,000 for the comparable period in 2004, directly related to the number of transactions closed.

Expenses

Total expenses for the nine months ended September 30, 2005 were approximately $4,871,000, which represented an increase of approximately $1,947,000 over the comparable period in 2004. The increase was primarily due to an increase in investment advisory fees of approximately $684,000 due to the increase in the gross assets of the Company, an increase in salaries and benefits of $466,000, and an increase in professional fees of approximately $570,000.

The investment advisory fee for the nine months ended September 30, 2005 was approximately $2,761,000, compared to $2,077,000 for the comparable period in 2004, representing the base fee as provided for in the advisory agreement. The increase is directly related to the increase in the gross assets of the Company. There were no incentive fees earned under the agreement during either period.

Salaries and benefits for the nine months ended September 30, 2005 and 2004 were approximately $619,000 and $153,000, respectively, reflecting the allocation of compensation expenses for the services of our chief financial officer, controller, office manager, and the vice president of investor relations. The increase from the prior year is primarily related to salary increases and bonuses, including the accrual of a $300,000 bonus for Patrick F. Conroy, our chief financial officer, chief compliance officer, treasurer and corporate secretary, during the third quarter of 2005, and the addition of the position of controller to the staff.

Professional fees, consisting of legal, audit, valuation and consulting fees, were approximately $924,000 for the nine months ended September 30, 2005, compared to $354,000 for the comparable period in 2004. Valuation fees increased by approximately $212,000 as a result of the greater number of investments to be reviewed, and audit fees increased by approximately $275,000 as a result of the additional work required for compliance with the requirements of the Sarbanes-Oxley Act.

Interest expense associated with borrowings under the Company's credit facility were approximately $92,000 for the nine months ended September 30, 2005; there were no borrowings or interest expense for the comparable period in 2004. General and administrative expenses, consisting primarily of office supplies, printing, facilities costs and other expenses, were approximately $226,000 for the nine months ended September 30, 2005, compared to approximately $137,000 for the comparable period in 2004. General and administrative expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners. This increase is due primarily to printing costs associated with the Company's first formal annual report to shareholders, and fees related to establishing the Company's credit facility.

Net Unrealized Appreciation on Investments

For the nine months ended September 30, 2005, the Company's investments had net unrealized appreciation of $239,000. This net change in the fair value of our investments was based upon the fair value determination of the Board of Directors. In each case the investment consisted of warrants of a portfolio company. Warrant investments for Innovative Interactive and Segovia were increased in value by $309,000 and $170,000, respectively, while our investment in warrants issued by DirectRevenue was written down by $240,000.

Net Increase In Stockholders' Equity From Operations

We had a net increase in stockholders' equity resulting from operations of approximately $10,815,468 for the nine months ended September 30, 2005, compared to an increase of approximately $1,576,618 for the comparable period in 2004. Based on a weighted-average of 13,056,977 (basic and diluted) shares outstanding, our net increase in stockholders' equity from operations per common share for the nine months ended September 30, 2005 was approximately $0.83 for basic and diluted earnings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had investments in debt securities of eighteen companies, totaling approximately $190.2 million, and equity investments of approximately $27.7 million. The debt investment amount includes approximately $4.4 million in accrued PIK interest which, as described in the section above entitled "Overview," is added to the carrying value of our investments. Also included in equity investments is $20 million in 9% cumulative preferred stock which is convertible into debt, pending our receipt of a lending license in the state of California.

Cash provided by operating activities for the nine months ended September 30, 2005, consisting primarily of the items described in "Results of Operations," was approximately $7.5 million, reflecting the income resulting from operations, offset by non-cash income related to unrealized appreciation on investments, PIK interest, OID income and accrued interest receivable. Net cash used in investing activities was approximately $132.1 million, reflecting new investments purchased offset by principal repayments.

We raised net proceeds of approximately $41.5 million from a rights offering which closed in January 2005. Under the terms of the offering, each stockholder of record on December 29, 2004 was entitled to purchase an additional share of stock for each three shares of stock owned on that date. Pursuant to the rights offering, we issued 3,115,666 shares at a price of $14.029 per share.

On May 18, 2005 we entered into an uncommitted $35 million senior secured revolving credit facility with Bayerische Hypo-Und Vereinsbank AG, as administrative agent and a lender. The facility will supplement our equity capital and provide funding for additional portfolio investments, as well as general corporate matters. As of September 30, 2005, the Company had drawn down the full amount under this facility; amounts borrowed bear interest at variable rates, based upon either the prime rate, federal funds rate or LIBOR, plus an applicable margin. At September 30, 2005 all amounts borrowed were bearing interest at the respective 30-day LIBOR plus the applicable margin. Portfolio investments with a carrying value of $173.3 million have been pledged as collateral to secure amounts borrowed. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the facility has a termination date of May 18, 2007. The facility also contains customary representations, warranties, covenants and events of default.

On October 13, 2005, the Company entered into an agreement amending the credit facility to increase the credit facility from $35 million to $100 million, with Royal Bank of Canada as an additional lender under the amended credit facility. $35 million available under the amended credit facility may be borrowed prior to, and is payable in full on, May 18, 2007. The remaining $65 million available under the amended credit facility may be borrowed prior to, and is payable in full on, February 10, 2006.

During the nine months ended September 30, 2005, cash and cash equivalents decreased from approximately $57.3 million at the beginning of the period to approximately $43.4 million at the end of the period, including approximately $40 million pledged to creditors under a repurchase agreement.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. On October 26, 2005, our Board of Directors declared a cash dividend of $0.30 per share for the fourth quarter to stockholders of record as of December 9, 2005, payable on December 30, 2005.

RECENT DEVELOPMENTS

On October 13, 2005, the Company entered into an agreement amending its credit facility to increase the credit facility from $35 million to $100 million, with Royal Bank of Canada as an additional lender under the amended credit facility. $35 million available under the amended credit facility may be borrowed prior to, and is payable in full on, May 18, 2007. The remaining $65 million available under the amended credit facility may be borrowed prior to, and is payable in full on, February 10, 2006.

On October 26, 2005, the Board of Directors declared a cash dividend of $0.30 per share to holders of record on December 9, 2005, payable on December 30, 2005.

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

We are dependent upon TIM's key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.

We depend on the diligence, skill and network of business contacts of the senior management of TIM. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the Chief Executive Officer of TIM, and Saul B. Rosenthal, the President and Chief Operating Officer of TIM. On September 21, 2005, we were notified that Lee D. Stern, our Chief Transaction Officer, would be resigning his position prior of the end of the year. On October 31, 2005, Mr. Stern ended his employment with us. Subsequent to Mr. Stern's departure only Mr. Rosenthal will devote the majority of his business time to our operations. Neither Mr. Cohen nor Mr. Rosenthal is subject to an employment contract. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board's Valuation Committee. In connection with that determination, members of our portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Valuation Committee also utilizes the services of HLHZ, an independent valuation firm, which prepares valuations for each of our portfolio investments other than those that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

The management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of our incentive fee is payable if our net investment income for a calendar quarter exceeds a designated "hurdle rate." This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser's incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we realize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or "PIK" interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default of the obligor.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

We currently have $100 million available to us under a credit facility of which we have borrowed $35 million as of September 30, 2005.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. As of September 30, 2005, we had approximately $35 million outstanding under a credit facility with Bayerische Hypo-Und Vereinsbank AG.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 13,463,852 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds (if we do borrow) and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As of September 30, 2005, we had approximately $35 million outstanding under a credit facility with Bayerische Hypo-Und Vereinsbank AG. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To remain entitled to the tax benefits accorded RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen,

Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen , Rosenthal and Royce are significant shareholders, of TAC Acquisition Corp. Likewise, Messrs. Cohen and Rosenthal, currently serve as Chief Executive Officer, and President, respectively, for T2 Advisers LLC, an investment adviser to a fund, T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TIM, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests. In addition, TAC Acquisition Corp. may decide to acquire one or more of our portfolio companies, subject to the limitations imposed upon such an acquisition by the 1940 Act.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks. Our primary market risk exposure relates to fluctuations in interest rates. At September 30, 2005, three debt investments in our portfolio were at fixed rates, and the remaining fifteen debt investments were at variable rates, representing $29.5 million and $160.6 million in principal debt respectively. Variable rates are generally based upon the five-year US Treasury note. We expect that out future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders' equity resulting from operations, we have assumed a 1% increase in the underlying five-year US Treasury note, and no other change in our portfolio as of September 30, 2005. Under this analysis, the impact would be an approximately $400,000 increase in our investment income for the quarter.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We did not engage in any hedging activities during the first nine months of 2005.

ITEM 4.    CONTROLS AND PROCEDURES.

As of September 30, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2005, we issued a total of 71,548 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.1 million.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technology Investment Capital Corp.
Date: November 4, 2005	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer
Date: November 4, 2005	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Accounting and Financial Officer)