Form 10-K
period 2005-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2006-03-14
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-50398

TECHNOLOGY INVESTMENT CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-0188736
(State of Incorporation)	(I.R.S. Employer Identification Number)

8 Sound Shore Drive, Suite 255 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 983-5275

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2005, based on the closing price on that date of $14.80 on the Nasdaq National Market, was $194,281,599. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 19,353,155 shares of the Registrant’s common stock outstanding as of March 10, 2006.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TECHNOLOGY INVESTMENT CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2005

PART I

Item 1. Business

We are a specialty finance company principally providing capital to primarily non-public small- and medium-sized technology-related companies. Technology-related companies are businesses that focus on the following sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. As of December 31, 2005, we had investments totaling approximately $221.4 million (consisting of $211.4 million in funded capital, including unrealized capital appreciation, and $10.0 million in committed capital) in 19 portfolio companies.

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is on seeking current income by investing in debt securities. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies.

Our capital is generally used by our portfolio companies to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

We concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. Our investments typically range from $5 million to $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and accrue interest at fixed or variable rates.

We also borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, Technology Investment Management, LLC (“TIM”), will be borne by our common stockholders.

Our investment activities are managed by TIM. TIM is an investment adviser registered under the Advisers Act. TIM is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory Agreement.”

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “Regulation as a Business Development Company.” In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code.

We intend to concentrate in the technology sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies.

Our headquarters are at 8 Sound Shore Drive, Suite 255 Greenwich, Connecticut and our telephone number is (203) 983-5275.

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

Large, underserved market for product

Following the technology-related market downturn, an increasing number of well-positioned technology-related companies have been seeking to raise capital. Historically, growing technology-related companies have generally relied upon equity rather than debt financing. As a result, the market for debt financing for technology-related companies is generally less developed than the debt markets serving other industries. In spite of the large number of technology-related companies in the United States today, we believe that these companies are significantly underserved by traditional lenders such as banks, savings and loan institutions and finance companies for the following reasons:

•	Non-traditional financial profile—The balance sheet of a technology-related company often includes a disproportionately large amount of intellectual property assets as compared to the balance sheets of industrial and service companies, which makes them difficult to evaluate using traditional lending criteria. Additionally, the high revenue growth rates characteristic of technology-related companies often render them difficult to evaluate from a credit perspective. Moreover, technology-related companies often incur relatively high expenditures for research and development, utilize unorthodox sales and marketing techniques and selling channels, and experience rapid shifts in technology, consumer demand and market share. These attributes can make it difficult for traditional lenders to analyze technology-related companies using conventional analytical methods.

•	Industry scale, concentration and regulation—Many companies in technology-related industries lack the size, and the markets in which they operate lack the scale, necessary to service large loans by traditional lenders. In the banking industry, in particular, consolidation over the last decade has increased the size, and reduced the number, of surviving banks. The surviving institutions have sought to limit their credit exposures to, and the monitoring costs associated with loans to, smaller businesses. In addition, traditional lending institutions operate in a regulatory environment that favors lending to large, established businesses. In response to such regulation, many traditional lending institutions have developed loan approval processes which conflict with the entrepreneurial culture of smaller technology-related companies.

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue, given the ongoing consolidation in the financial services industry.

Complementing private equity and venture capital funds

Our investment approach complements other sources of capital available to technology-related companies. For example, although we may compete with private equity and venture capital funds as sources of capital for such businesses, those types of investors typically invest primarily in equity-based securities. We believe that the nature of our investments in debt securities is often viewed by such entities as an attractive alternative source of capital. Private equity and venture capital funds often base their investments on anticipated annual internal rates of return that are substantially higher than the annual internal rates of return that we set as our operating target. Moreover, private equity and venture capital funds generally require a significantly greater percentage of equity ownership interests than we require. However, private equity and venture capital investments typically entail considerably more risk than the debt investments that we make, as they are usually uncollateralized and rank lower in priority in the capital structure of the portfolio companies. We believe the prospect of obtaining additional capital without incurring substantial incremental dilution makes us attractive to owner-managers as a prospective source of capital.

In addition, in many cases, we expect that private equity and venture capital funds will generally welcome an investment by us in their portfolio companies. After making an initial investment, these funds often seek to stabilize or reduce their financial exposure to their portfolio companies, a goal that financing from us could accomplish by providing non-equity capital. In the current investment climate, it is possible that we will offer one of the only viable alternative sources of capital for a technology-related company other than incremental equity investments by the company’s existing financial sponsors. As such, we provide technology-related companies and their financial sponsors with an opportunity to diversify the company’s capital sources. In addition to enabling incremental growth, this can facilitate access to other alternative sources of capital in the future.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to technology-related companies for the following reasons:

•	Focus on technology;

•	Expertise in originating, structuring and monitoring investments;

•	Flexible investment approach; and

•	Established deal sourcing network.

Focus on technology

We concentrate our investments in companies in technology-related industries. We believe that this focus, together with our experience in analyzing and financing such companies, affords us a sustainable competitive advantage. In particular, we have expertise in assessing the value of intellectual property assets, and in evaluating the operating characteristics of technology-related companies. As a result, we believe that we have a competitive advantage over less specialized lenders, particularly over lenders with limited experience in lending to technology-related companies. In addition, we believe that our specialization in financing companies within the technology sector enables us to advise portfolio companies on consolidation and exit financing opportunities more rapidly and effectively than less specialized lenders.

Expertise in originating, structuring and monitoring investments

We believe that our strong combination of experience and contacts in the technology sector has attracted well-positioned prospective portfolio companies.

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 15 years of experience in technology-related equity research and investment. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen is also the owner and a principal of JHC Capital Management, LLC, a registered investment adviser that serves as the sub-adviser to Royce Technology Value Fund, a technology-focused mutual fund.

•	Saul B. Rosenthal, our President and Chief Operating Officer, has seven years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group. He was a Vice-President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

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

•	Experienced management—We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•	Significant financial or strategic sponsor and / or strategic partner—We prefer to invest in technology-related companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and are willing to make an ongoing contribution to the management of the business.

•	Strong competitive position in industry—We seek to invest in technology-related companies that have developed a strong competitive position within their respective sector or niche of a technology-related industry.

•	Profitable on a cash flow basis—We focus on technology-related companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.

•	Clearly defined exit strategy—Prior to making an investment in a debt security that is accompanied by an equity-based security in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a merger or an acquisition of the company, a private sale of our equity interest to a third party, or a purchase of our equity position by the company or one of its stockholders.

•	Liquidation value of assets—Although we do not operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, software code, customer lists, networks and databases.

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

The following outlines our due diligence process:

Management team and financial sponsor

•	management assessment including a review of management’s track record with respect to product development, sales and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities, reference and background checks; and

•	financial sponsor reputation, track record, experience and knowledge.

Business

•	industry and competitive analysis;

•	customer and vendor interviews to assess both business prospects and standard practices of the company;

•	assessment of likely exit strategies; and

•	potential regulatory / legal issues.

Financial condition

•	detailed review of the historical financial performance and the quality of earnings;

•	development of detailed pro forma financial projections;

•	review of internal controls and accounting systems;

•	review of assets and liabilities, including contingent liabilities; and

•	customer and vendor interviews to assess both business prospects and standard practices of the company.

Technology assessment

•	evaluation of intellectual property position;

•	review of research and development milestones;

•	analysis of core technology under development;

•	assessment of collaborations and other technology validations; and

•	assessment of market and growth potential.

Contemporaneous with our due diligence process, the investment team prepares a detailed credit memorandum for presentation to our Investment Committee, which currently consists of Messrs. Cohen and Rosenthal. Our Investment Committee reviews and approves each of our portfolio investments.

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

In structuring our investments, we ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow, interest coverage and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of covenant, insolvency and change of control.

Senior Debt

The senior debt in which we invest generally holds a senior position in the capital structure of a portfolio company. Such debt may include loans that hold the most senior position, loans that hold an equal ranking with other senior debt, or loans that are, in the judgment of our investment adviser, in the category of senior debt. A senior position in the borrower’s capital structure generally gives the holder of the senior debt a claim on some or all of the borrower’s assets that is senior to that of subordinated debt, preferred stock and common stock in the event the borrower defaults or becomes bankrupt. The senior debt in which we invest may be wholly or partially secured by collateral, or may be unsecured.

Senior Subordinated Debt

Senior subordinated debt is subordinated in its rights to receive its principal and interest payments from the borrower to the rights of the holders of senior debt. As a result, senior subordinated debt is riskier than senior debt. Although such loans are sometimes secured by significant collateral, we principally rely on the borrower’s cash flow for repayment. Additionally, we often receive warrants to acquire shares of stock in borrowers in connection with these loans.

Junior Subordinated Debt

Structurally, junior subordinated debt is subordinate in priority of payment to senior debt (and is often unsecured), but is senior in priority to equity. Junior subordinated debt often has elements of both debt and equity instruments, having the fixed returns associated with senior debt while also providing the opportunity to participate in the future growth potential of a company through an equity component, typically in the form of warrants. Due to its higher risk profile and less restrictive covenants, loans associated with junior subordinated debt financing generally earn a higher return than senior debt or senior subordinated debt instruments.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual company on at least a quarterly and, in most cases, a monthly basis.

We have several methods of evaluating and monitoring the performance of our debt and equity positions, including but not limited to the following:

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	periodic formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

•	attendance at and participation in board meetings; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

PORTFOLIO COMPANIES

The following table sets forth certain information as of December 31, 2005 regarding each portfolio company in which we have a debt or equity investment. The general terms of our loans and other investments are described in “Business—Investment Process—Investment structuring.” We offer to make available significant managerial assistance to our portfolio companies. We may receive rights to observe the meetings of our portfolio companies’ board of directors. Other than these investments, our only relationships with our portfolio companies are the managerial assistance we may separately provide to our portfolio companies, which services would be ancillary to our investments.

Name and Address of Portfolio Company(1)	Industry	Investment	Percentage of Class Held		Cost	Fair Value(2)
					(in thousands)
Questia Media, Inc. 24 Greenway Plaza Suite 1000A Houston, TX 77406	digital media	senior secured notes(3)(4)	—		$12,039	$12,039

MortgageIT, Inc. 33 Maiden Lane 6th Floor New York, NY 10038	financial services	senior secured notes	—		15,000	15,000

Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute) 575 North Flager Drive P-300 West Palm Beach, FL 33401	medical services	senior secured notes	—		10,000	10,000

The Endurance International Group, Inc. 70 Blanchard Road Burlington, MA 01803	webhosting	senior secured notes(4)(8) convertible preferred stock(5)	— 3.3%		12,730 345	12,730 345

DirectRevenue, LLC 107 Grand Street 3rd Floor New York, NY 10013	Internet advertising	senior secured notes(8)(9) warrants to purchase common units(5)	— 1.0%		3,158 240	3,158 0

Avue Technologies Corporation 1145 Broadway Plaza Suite 800 Tacoma, WA 98402	software	warrants to purchase common stock(5)	1.0%		13	13

TrenStar, Inc. 5613 DTC Parkway Greenwood Village, CO 80111	logistics technology	senior secured notes(3) warrants to purchase convertible preferred stock(5)	— 1.8%		17,074 —	17,074 —

3001, Inc. 600 Cities Service Highway Sulphur, LA 70664	geospatial imaging	senior unsecured notes preferred stock(6) common stock(6)	— 15.2 11.2	% %	10,000 2,000 1,000	10,000 2,000 1,000

Segovia, Inc. 510 Spring Street Suite 210 Herndon, VA 20170	satellite communications	senior secured notes(8) warrants to purchase common stock(5)	— 2.0%		16,786 260	16,786 680

WHITTMANHART, Inc. 440 West Ontario Street Chicago, IL 60610	IT consulting	senior secured notes(4) warrants to purchase common stock(10)	— —		5,000 —	5,000 —

		convertible preferred stock(5)	0.9%		476	476

		warrants to purchase convertible preferred stock(5)	0.1%		24	24

Name and Address of Portfolio Company(1)	Industry	Investment	Percentage of Class Held	Cost	Fair Value(2)
				(in thousands)
CrystalTech Web Hosting, Inc. 6135 N. 7th Street, Suite 101 Phoenix, AZ 85014	webhosting	senior secured notes	—	8,000	8,000

Falcon Communications, Inc. 1708 N. Douglass Malden, MO 63863	satellite communications	senior unsecured notes common stock(6)(11)	— 11.3%	6,000 2,000	6,000 2,000

Climax Group Inc. 210 Main Street Venice, CA 90291	software	senior secured notes(8) warrants to purchase common stock(5)(7)	— 1.5%	4,924 100	4,924 100

Willow CSN Incorporated 3450 Lakeside Drive, Suite 620 Miramar, FL 33027	virtual workforce services	senior secured notes(8) warrants to purchase convertible preferred stock(5)	— 1.0%	13,320 200	13,320 200

NetQuote, Inc. 1860 Blake Street Suite 900 Denver, CO 80202	web-based services	senior secured notes	—	15,000	15,000

StayOnline, Inc. 120 Interstate North Parkway Suite 160 Atlanta, GA 30339	Internet service provider	senior secured notes(8) convertible preferred stock(5)	— 0.75%	14,663 361	14,663 361

GenuTec Business Solutions, Inc. 6A Liberty St. Suite 200 Aliso Viejo, CA 92656	interactive voice messaging services	senior secured notes(8) warrants to purchase common stock(5)	— 2.6%	14,929 75	14,929 75

Mortgagebot Acquisitions, LLC W57 N14280 Doerr Way Suite 2W Cedarburg, WI 53012	web-based services	senior secured notes	—	11,000	11,000

OPTIMUS Corporation 7926 Jones Branch Drive Suite 900 McLean, VA 22102	IT consulting	senior unsecured notes warrants to purchase common stock(5)	— 4.0%	14,200 300	14,200 300

				$211,218	$211,398

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by our Board of Directors.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment to fund additional notes and/or warrants upon satisfaction of certain specified conditions.
(5)	Expressed as a percentage of common equity outstanding.
(6)	Preferred stock and/or common stock is held by a limited liability company in which we own membership interests. We hold no voting or investment control over the securities underlying our limited liability company interests.
(7)	Issued by Climax Group Ltd., the parent company of Climax Group Inc.
(8)	Cost and fair value reflect accretion of original issue discount.
(9)	Cost and fair value reflect repayment of principal.
(10)	Warrants only become exercisable upon the earlier of a liquidation event involving WHITTMANHART, Inc., including the sale of or initial public offering by the company, and the repayment of the outstanding senior secured notes in 2010.
(11)	We have no voting rights with respect to the common stock we may be deemed to beneficially own in Falcon Communications, Inc.

Set forth below is a brief description of each of our portfolio companies as of December 31, 2005.

Questia Media, Inc.

Questia provides unlimited access to the full content of an extensive collection of books, journal, magazine and newspaper articles, as well as a wide range of tools, including highlighter, markup, automatic footnotes and bibliography builder. For students and researchers worldwide, the Questia service enables them to efficiently research and compose papers at any time, from any computer with Internet connectivity.

Our original investment in Questia consisted of $10 million in senior secured notes, of which $8 million was made available to Questia at closing with the remaining $2 million available to be drawn down as the company meets certain financial milestones.

MortgageIT, Inc.

MortgageIT is a full-service residential mortgage bank offering a broad array of home mortgage products through an extensive nationwide network of both retail and wholesale offices as well as through MortgageIT’s Internet operations. MortgageIT conducts business through its IPI Skyscraper, MIT Lending and MortgageIT.com operations.

Our original investment in MortgageIT consisted of $15 million in senior secured notes.

Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute)

Klinger Advanced Aesthetics (“KAA”) has created and is expanding the industry’s first integrated, branded source for aesthetics-improvement services and products that provide predictable results inside a trusted, high service environment. KAA utilizes credentialed cosmetic medical practitioners that deliver protocol-driven procedures that are overseen by a market leading team of cosmetic medical thought leaders and Johns Hopkins Medicine. In addition, KAA is the first aesthetic services provider with the ability to track and document treatment outcomes. KAA uses a host of mature and evolving technologies for measuring the efficacy of skin care, surgical and dental interventions, which includes detailed analysis of skin quality, facial feature symmetry and the potential for dental improvements.

Our original investment in KAA consisted of $10 million in senior secured notes and warrants to purchase common stock. We subsequently sold our warrants in KAA to an equity sponsor of the company.

The Endurance International Group, Inc.

Endurance is a leading provider of shared website hosting and other online services for small and medium-sized businesses. Endurance currently manages a number of website hosting properties, each of which is a provider of web services to a targeted segment of the small business community.

Our original investment in Endurance consisted of $10 million in senior secured notes and warrants to purchase convertible preferred stock, of which $7 million was made available to Endurance at closing with the remaining $3 million available to be drawn down as the company meets certain financial milestones. The commitment was increased to $8 million in April 2005, and Endurance subsequently borrowed a total of $6 million against that commitment. The warrants were exercised in 2005.

DirectRevenue, LLC

DirectRevenue provides a suite of technology solutions that enable marketers to deliver highly targeted contextual advertisements to consumers and enables providers of software, services and content to offer free, ad-supported versions of their products.

Our original investment in Direct Revenue consisted of $6.7 million in senior secured notes and warrants to purchase common units. The principal amount of the senior secured notes has been subsequently paid down to approximately $3.6 million.

Avue Technologies Corporation

Avue is the recognized market leader and technology innovator in public sector workforce management. The company provides the public sector with integrated technology and service solutions that dramatically increase organization-wide management effectiveness, workforce productivity, and manager and worker satisfaction.

Our original investment in Avue consisted of $7.5 million in senior secured notes and warrants to purchase common stock, of which $2.5 million was made available to Avue at closing with the remaining $5 million available to be drawn down as the company meets certain financial milestones. The principal amount of the senior secured notes was subsequently paid off in full and the commitment terminated. The remaining investment consists solely of warrants to purchase common stock.

TrenStar, Inc.

TrenStar’s supply chain technology and services heritage has evolved into a pioneering radio frequency identification (“RFID”)-enabled, “pay-per-use” model of mobile asset management designed to reduce transportation and operating costs for companies invested in containers that move raw materials, work-in-progress and finished goods through the supply chain. TrenStar’s three-part asset management, logistics services and supply chain technology solutions, integrating RFID and container tracking software, is offered to qualified clients for no up front cost. TrenStar and its affiliates focus on brewing, beverage, food, synthetic rubber, air cargo, healthcare and other asset-intensive industries.

Our original investment in TrenStar consisted of $15 million in senior secured notes and warrants to purchase common convertible preferred stock. PIK interest received on the senior secured notes has been recorded as principal and reflected in an increase in both cost and fair value of such notes since their initial issuance.

3001, Inc.

3001 is a leading single-source provider of geospatial data production and analysis, including airborne imaging, surveying, mapping, and Geographic Information Systems (GIS). 3001 maintains its leadership position in mapping and remote sensing technologies by developing, adapting and commercializing new technologies and software to reveal new information about the earth, to increase mapping accuracy, and to accelerate the speed of production.

Our original investment in 3001 consisted of $10 million in senior unsecured notes, $2 million in preferred stock and $1 million in common stock.

Segovia, Inc.

Segovia is a leading provider of secure global voice, data, and video broadband satellite services.

Our original investment in Segovia consisted of $15 million in senior secured notes with warrants. On September 30, 2005, we made an additional investment of $2 million in senior secured notes issued by Segovia.

WHITTMANHART, Inc.

WHITTMANHART is a privately held consulting company providing integrated solutions in digital communications, process improvement, and enabling technologies to Fortune 1000 and premier middle-market companies.

Our original investment in WHITTMANHART consisted of $12 million in senior secured notes, of which $5 million was made available to WHITTMANHART at closing with the remaining $7 million available to be drawn down as the company meets certain financial milestones, as well as $500,000 in convertible preferred stock and certain warrants to purchase convertible preferred stock.

CrystalTech Web Hosting, Inc.

CystalTech is an Internet services company providing web hosting services as well as domain registration and other services to small businesses and individuals. CrystalTech is a wholly owned subsidiary of Newtek Business Services, Inc., a publicly traded provider of financial and business services to small and medium-sized businesses.

Our original investment in CrystalTech consisted of $8 million in senior secured notes.

Falcon Communications, Inc.

Falcon Communications is a global provider of mobile and fixed satellite communications services to commercial, U.S. and international government clients, as well as emergency response, crisis management and humanitarian organizations. Falcon Communications’ products and services are focused on providing best value, reliable communications solutions. Falcon Communications’ global reach provides instant worldwide, secure, on demand communications to the end user.

Our original investment in Falcon Communications consisted of $6 million in senior unsecured notes and $2 million in common stock.

Climax Group Inc.

Climax Group Inc. develops technologically advanced and critically acclaimed interactive games software for all major console platforms. The Company works with major worldwide publishers such as Microsoft, SCEA, Buena Vista Games and THQ to create such hit titles as ATV Offroad Fury 3, Sudeki and the Moto GP series on Xbox and PC.

Our original investment in Climax Group Inc. consisted of $5 million in senior secured notes issued by Climax Group Inc., and warrants to purchase common stock issued by its parent, Climax Group Ltd., which also serves as a guarantor of the senior secured notes.

Willow CSN Incorporated

Willow CSN Incorporated provides enterprise clients with an on-demand pool of highly skilled agents, using newly developed technology and process expertise to recruit, train and manage agents in a fully virtual environment.

Our original investment in Willow CSN Incorporated consisted of $13.5 million in senior secured notes with warrants.

NetQuote, Inc.

NetQuote operates a web-based business through which local insurance agents and national insurance companies acquire leads of consumers seeking to purchase competitively-priced insurance policies. NetQuote’s website and services enable consumers, at no cost, to receive multiple insurance quotes from the Company’s network of independent local insurance agents and local representatives from its national insurance partners.

Our original investment in NetQuote consisted of $15 million in senior secured notes.

StayOnline, Inc.

StayOnline is an Internet service provider offering wireless high-speed Internet access solutions exclusively for the hospitality and lodging industry.

Our original investment in Stay Online consisted of $15 million in senior secured notes and convertible preferred stock.

GenuTec Business Solutions, Inc.

GenuTec Business Solutions, Inc. is a provider of interactive voice messaging services to businesses for marketing and notification purposes. GenuTec was founded to provide communications solutions to enhance sales, marketing and customer care for businesses. These tools are designed to complement existing technologies, without requiring additional expenditure by customers for specialized hardware or software.

Our original investment in GenuTec consisted of $20 million in preferred stock, which was convertible, at our option, into senior secured notes, and convertible preferred stock. We subsequently converted our preferred stock in GenuTec into senior secured notes and sold $5 million of those notes and a pro rata share of the warrants to a co-investor.

Mortgagebot Acquisitions, LLC

Mortgagebot is a provider of Internet-based loan origination solutions for the mortgage lending industry. Mortgagebot was founded in 1997 as a division of Marshall & Ilsley Corporation, a diversified financial services company, and spun-off as an independent company through a management led buyout in April 2001. A pioneer in the online mortgage lending arena, Mortgagebot combines its mortgage banking experience with technology to create turnkey and comprehensive Internet solutions for mortgage lenders nationwide.

Our original investment in Mortgagebot consisted of $11 million in senior second lien notes.

OPTIMUS Corporation

OPTIMUS is a provider of innovative technology solutions. Since 1992, OPTIMUS has designed, developed and delivered information technology tools and services to enhance public safety, health and the national defense.

Our original investment in OPTIMUS consisted of $7 million in senior unsecured notes. We subsequently made an additional investment in $7.5 million of senior unsecured notes with warrants issued by OPTIMUS.

INVESTMENT ADVISORY AGREEMENT

Management Services

TIM serves as our investment adviser. TIM is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TIM manages the day-to-day operations of, and provides investment advisory services to, Technology Investment Capital Corp. (“TICC”). Under the terms of the investment advisory agreement, TIM:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	closes, monitors and services the investments we make; and

•	determines what securities we will purchase, retain or sell.

TIM’s services under the investment advisory agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. TIM has agreed to serve as the investment adviser for T-Equity Capital Corp. (“T-Equity”), a newly-formed business development company that intends to focus on investing primarily in the equity and equity-related securities of small- and medium-sized technology-related companies. TIM does not anticipate that it will ordinarily identify investment opportunities that are appropriate for both T-Equity and TICC. However, to the extent it does identify such opportunities, TIM will allocate such opportunities between T-Equity and TICC pursuant to an established procedure that is designed to ensure that such allocation is fair and equitable. TIM has agreed that, during the term of its investment advisory agreement with us, it will not serve as investment adviser to any other public or private entity that utilizes a principal investment strategy of providing debt financing to technology-related companies similar to those we target.

Management Fee

We pay TIM a fee for investment advisory services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to TIM, and any incentive fees earned by TIM, is ultimately borne by our common stockholders.

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

The incentive fee has two parts, as follows: One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income earned during the calendar quarter, minus our operating expenses for the quarter (including the base management fee and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes any consulting or other fees that we receive from portfolio companies, but does not include any net realized capital gains. Pre-incentive fee net investment income also does not include any unrealized capital gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to one-fourth of the applicable annual “hurdle rate.” TIM is entitled to 20.0% of the excess (if any) of our pre-incentive fee net investment income for the quarter over one-fourth of the applicable annual hurdle rate. For each calendar year commencing on or after January 1, 2005, the annual hurdle rate will be determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The hurdle rate for the 2005 calendar year was 8.63%. The current hurdle rate for the 2006 calendar year, calculated as of December 31, 2005, is 9.35%. The calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances, redemptions or repurchases during the current quarter. In addition, in the event we realize deferred loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default of the obligor.

The second part of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2004, and will equal 20.0% of our net realized capital gains for the calendar year less any unrealized capital losses for such year.

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, will be provided and paid for by BDC Partners, the investment adviser’s managing member. We are responsible for all other costs and expenses of our operations and transactions, including (without limitation) the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments (in each case subject to approval of our Board of Directors); transfer agent and custodial fees; federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses; brokerage commissions; costs of proxy statements, stockholders’ reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel. All of these expenses are ultimately borne by our common stockholders.

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

Unless earlier terminated as described below, the investment advisory agreement, as amended, will remain in effect for a period of two years from the date it was amended and will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment advisory agreement will automatically terminate in the event of its assignment. The investment advisory agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk factors—Risks relating to our business and structure—We are dependent upon TIM’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

Indemnification

The investment advisory agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, TIM and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it, including without limitation BDC Partners, are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of TIM’s services under the investment advisory agreement or otherwise as an investment adviser of TICC.

Organization of the Investment Adviser

TIM is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. BDC Partners, a Delaware limited liability company, is its managing member and provides the investment adviser with all personnel necessary to manage our day-to-day operations and provide the services under the investment advisory agreement. BDC Partners has no investment advisory operations separate from serving as the managing member of TIM. The principal address of TIM and of BDC Partners is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

Royce & Associates, a Delaware limited liability company, is the investment adviser’s non-managing member. Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to the investment adviser to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc.

Investment Personnel

Our investment personnel currently consists of our executive officers, Jonathan H. Cohen, Saul B. Rosenthal, and four additional investment professionals.

The following information pertains to the investment personnel of TIM who are not executive officers of TICC:

Kenneth R. MacArtney. Mr. MacArtney is the senior managing director of TIM. Mr. MacArtney has over 27 years of corporate finance, lending, and investing experience focused on the middle market. Most recently, he was a co-founder and managing partner of Greyrock Capital Group, a government-licensed small business investment company providing mezzanine capital to the middle market. Prior to that, he was managing director-corporate finance at Bank of America, where he completed investments in middle-market businesses at all levels of the capital structure. He started his career at Marine Midland Bank in New York, and moved to the Corporate Finance Division of Heller Financial where he led a portfolio management team in Leveraged Finance. Mr. MacArtney has a BA in Economics and International Relations from Colgate University, and has an MBA in Finance from NYU’s Stern School of Business.

Darryl M. Monasebian. Mr. Monasebian is the managing director and head of portfolio management of TIM. Mr. Monasebian has also served since 2005 as the managing director, portfolio management, of T2 Advisers, LLC, the investment adviser to a fund, T2 Income Fund Limited, established and operated in Guernsey for the purpose of investing primarily in the debt and equity of foreign companies operating in the technology sector. Prior to joining TIM, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department.

Barry A. Osherow. Mr. Osherow is a principal of TIM and a senior vice president of T2 Advisers, LLC, the investment adviser to a fund, T2 Income Fund Limited, established and operated in Guernsey for the purpose of investing primarily in the debt and equity of foreign companies operating in the technology sector. He has over nine years of experience in financing companies. From 2002 to 2004, Mr. Osherow was vice president of Privet Financial Securities, a registered broker-dealer and financial consultant to small- to medium-sized private and public technology companies. He was previously at SoundView Technology Group from 2000 to 2002, where he was most recently employed as an associate in the Private Equity Group, which he co-founded. Mr. Osherow was a founding employee of Wit Capital in 1996 (which merged with SoundView) and worked on developing several business units, including brokerage, public relations, investor relations, equity sales and marketing. Prior to Wit Capital, he was vice president of Spring Street Brewing Company, where he was in charge of sales, marketing and merchandising. He began his career at Lehman Brothers from 1994 to 1995.

Hari Srinivasan. Mr. Srinivasan is a Vice President of TIM. Previously, Mr. Srinivasan was a Credit Manager focusing on the restructuring and monetization of distressed assets in Lucent Technology’s vendor finance portfolio, and credit analysis of several of Lucent’s telecom customers. Prior to that, he was an analyst in Fixed Income with Lehman Brothers. Mr. Srinivasan began his career as a Computer Science engineer. He has a BS in Computer Science from Poona University, India and an MBA from New York University’s Stern School of Business.

ADMINISTRATION AGREEMENT

Pursuant to a separate administration agreement, BDC Partners furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, BDC Partners also performs, or oversees the performance of our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, BDC Partners assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller, and other administrative support personnel. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The administration agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, BDC Partners and its officers, manager, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of BDC Partners’ services under the administration agreement or otherwise as administrator for TICC.

COMPETITION

Our primary competitors to provide financing to technology-related companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk Factors—We operate in a highly competitive market for investment opportunities.”

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse BDC Partners for an allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a business development company under the 1940 Act;

•	derive in each taxable year at least 90% of our gross income from (1) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (2) net income derived from an interest in a “qualified publicly traded partnership;” and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the (1) securities, other than U.S. government securities or securities of other RICs, of one issuer, (2) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) securities of one or more “qualified publicly traded partnerships.”

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

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2008)

would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. See “Risk factors—Risks relating to our business and structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a business development company, we are subject to certain risks and uncertainties. See “Risk factors—Risks relating to our business and structure.”

Qualifying Assets

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

•	is organized and has its principal place of business in the U.S.;

•	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a business development company; and

•	does not have any class of publicly traded securities with respect to which a broker may extend margin credit.

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We do not believe that these proposed rules will have a material adverse effect on our operations.

Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a business development company. See “Risk factors—Risks relating to our business and structure—Our ability to invest in private companies may be limited in certain circumstances.”

Significant Managerial Assistance

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

Investment Concentration

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. In this respect, we intend to concentrate in the technology sector and to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This 80% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice. See “Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies.”

Code of Ethics

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest.” Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As a matter of fundamental policy, we will not: (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an “underwriter” of securities we purchase that must be registered under the 1933 Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (A) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral, (B) own the securities of companies that are in the business of buying, selling or developing real estate or (C) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or (5) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in hedging the risks associated with interest rate fluctuations), and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, unless otherwise permitted by the 1940 Act, we currently cannot acquire more than 3% of the voting securities of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, in excess of 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

Proxy Voting Polices and Procedures

We have delegated our proxy voting responsibility to our investment adviser, TIM. The Proxy Voting Policies and Procedures of TIM are set forth below. (The guidelines are reviewed periodically by TIM and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to TIM).

Introduction

As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We vote proxies relating to our portfolio securities in the best interests of our clients’ shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. Although we generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, Technology Investment Management, LLC, 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830. The SEC also maintains a website at http://www.sec.gov that contains such information.

Periodic Reporting and Audited Financial Statements

We have registered our common stock under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains financial statements audited and reported on by our independent registered public accounting firm. You may obtain our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K on our website at http://www.ticc.com free of charge as soon as reasonably practicable after we file such reports electronically with the SEC.

Item 1A. Risk Factors

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

We have a limited operating history.

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

We are dependent upon TIM’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.

We depend on the diligence, skill and network of business contacts of the senior management of TIM. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the Chief Executive Officer of TIM, and Saul B. Rosenthal, the President and Chief Operating Officer of TIM. Only Mr. Rosenthal will devote the majority of his business time to our operations. Neither Mr. Cohen nor Mr. Rosenthal will devote all of their business time to our operations, and both will have other demands on their time as a result of their other activities. Neither Mr. Cohen nor Mr. Rosenthal is subject to an employment contract. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms.

We and TIM, through TIM’s managing member, BDC Partners, will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our business model depends upon the development and maintenance of strong referral relationships with private equity and venture capital funds and investment banking firms.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of our portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Valuation Committee also utilizes the services of Houlihan Lokey Howard & Zukin (“HLHZ”), an independent valuation firm, which prepares valuations for each of our portfolio investments other than those that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

The management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of our incentive fee is payable if our net investment income for a calendar quarter exceeds a designated “hurdle rate.” This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or “PIK” interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a default of the obligor.

We borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TIM, will be payable on our gross assets, including those assets acquired through the use of leverage, TIM may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TIM.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We have $40 million available to us under a credit facility with RBC; we had no amounts outstanding under our credit facility as of December 31, 2005.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 19,353,155 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. We currently have $40 million available to us under a credit facility with RBC; we had no amount outstanding as of December 31, 2005. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we currently maintain a credit facility, and we may use additional debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive Officer of TIM, BDC Partners and TICC, is the Chief Executive Officer of T-Equity, a newly-formed business development company that intends to focus on investing primarily in the equity and equity-related securities of small- and medium-sized technology-related companies, and a principal of JHC Capital Management, LLC, a registered investment adviser. Mr. Cohen also manages the Royce Technology Value Fund. Saul B. Rosenthal, the President and Chief Operating Officer of TIM, BDC Partners and TICC, is the President and Chief Operating Officer of T-Equity. Steven P. Novak, one of our independent directors, is also a director of T-Equity and the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the Chairman of T-Equity and the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser.

In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Royce are significant shareholders, of TAC Acquisition Corp. Likewise, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer, and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TIM, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests. In addition, TAC Acquisition Corp. may decide to acquire one or more of our portfolio companies, subject to the limitations imposed upon such an acquisition by the 1940 Act.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

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

If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We do not believe that these proposed rules will have a material adverse effect on our operations.

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

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of the companies that TICC invests in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with TICC’s portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks.

Specifically, investment in the technology-related companies that we are targeting involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

•	they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although TIM’s agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance” to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our investment.

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

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by the managements of our portfolio companies that could decrease the value of our investments.

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

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut, where we occupy our office space pursuant to our administration agreement with BDC Partners. Our office facilities are suitable and adequate for our business as it is presently conducted.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “TICC.” The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq National Market and our net asset value per share as determined as of the last day of each quarter since our initial public offering. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

	NAV(a)	Price Range
		High	Low
Fiscal 2005
Fourth quarter	$13.77	$15.90	$14.50
Third quarter	13.86	16.37	14.95
Second quarter	13.74	15.15	14.45
First quarter	13.69	15.52	14.30
Fiscal 2004
Fourth quarter	13.71	15.70	13.85
Third quarter	13.64	14.15	11.90
Second quarter	13.61	15.02	12.97
First quarter	13.69	16.75	13.86
Fiscal 2003
Fourth quarter	13.80	15.66	14.88

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported price for our common stock on March 10, 2006 was $14.74 per share. As of March 10, 2006, we had 138 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. We did not declare a dividend for the period ended December 31, 2003. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
February 9, 2006	March 10, 2006	March 31, 2006	$0.30

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(1)
July 28, 2004	Sept. 10, 2004	Sept. 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(1)

Total Distributions:			$1.74	(1)

(1)	Includes a return of capital of $0.10 per share for tax purposes.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2005.

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2005 and 2004 and for the period ended December 31, 2003 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from July 21, 2003 (Inception) through December 31, 2003
Total Investment Income	$21,800,537	$7,388,158	$114,282
Total Expenses	$7,415,415	$4,024,641	$692,107
Net Investment Income (Loss)	$14,385,122	$3,363,517	$(577,825)
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations	$16,304,137	$3,363,517	$(577,825)
Per Share Data:
Net Increase (Decrease) in Stockholders’ Equity Resulting from Operations (Basic and Diluted)	$1.21	$0.33	$(0.25)
Distributions Declared per Share	$1.01	$0.43	$0.00
Balance Sheet Data:
Total Assets	$270,107,818	$140,502,459	$138,324,878
Total Stockholders’ Equity	$265,905,476	$139,261,537	$137,969,627
Other Data:
Number of Portfolio Companies at Period End	19	9	None
Principal Amount of Loan Originations	$159,500,000	$82,200,000	None
Principal Amount of Loan Repayments	$29,500,000	$1,480,000	None

Total Return (1)	7.47%	(0.71)%	3.67%
Weighted Average Yield on Debt Investments at Period End	10.9%	10.8%	N/A

(1)	Total return equals the increase or decrease of the ending market value as compared to the beginning market value, plus distributions, divided by the beginning market value assuming dividend reinvestment at prices obtained under the Company’s dividend reinvestment plan. The return for 2003 has not been annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	an economic downturn could impair our customers’ ability to repay our loans and increase our non-performing assets,

•	an economic downturn could disproportionately impact the technology-related industry in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

•	interest rate volatility could adversely affect our results, and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code, beginning with our 2003 taxable year.

Our investment activities are managed by TIM, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TIM is owned by BDC Partners, its managing member, and Royce & Associates. Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TIM and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—There are significant potential conflicts of interest, which could impact our investment returns.”

We concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of December 31, 2005, our debt investments had stated interest rates of between 5.5% and 14.0% and maturity dates of between 15 and 63 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.9%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $3.8 million for the year ended December 31, 2005.

We also borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, TIM, will be borne by our common stockholders.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

Prior to making an investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company’s business and legal documentation for the loan.

To the extent possible, our loans will be collateralized by a security interest in the borrower’s assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly with amortization of principal being deferred for several years. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower’s stock.

During the year ended December 31, 2005, we closed approximately $159 million in portfolio investments, including an additional debt investment of approximately $21.5 million to existing portfolio companies and approximately $138.0 million of investments in new portfolio companies. A total of $29.5 million of principal in debt investments was repaid by our existing portfolio companies during the year ended December 31, 2005.

We realized gains on two investments during the year ended December 31, 2005. Innovation Interactive, LLC (formerly known as eXact Advertising) was acquired by livedoor, Inc., pursuant to which our warrants in Innovation were sold for approximately $1.1 million in cash, as well as the right to receive additional payments in the future based upon the operating performance of Innovation subsequent to the acquisition; Innovation also repaid its outstanding debt held by us after the acquisition transaction, in the principal amount of $10.0 million. We also realized a gain of approximately $773,000 from the sale of our warrants in Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics, LLC) to an equity sponsor of that company.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized appreciation on investments of approximately $180,000 for the year ended December 31, 2005, which consisted of an increase in the fair value of our warrants in Segovia, Inc. in the amount of $420,000, which was offset by unrealized depreciation of approximately $240,000 attributable to a decrease in the fair value of our warrants in DirectRevenue.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $211.4 million and $82.1 million at December 31, 2005 and December 31, 2004, respectively. The increase in investments during 2005 was due to newly originated debt investments, partially offset by debt repayments and sales of equity investments. The increase is also due to additional investments in existing portfolio companies, accrual of payment-in-kind interest and changes in fair value. During 2005, we originated investments in 15 portfolio companies (some of which were new portfolio companies and some of which were existing portfolio companies) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled approximately $159.5 million during the year ended December 31, 2005. During 2004, we originated investments in 9 portfolio companies (all of which were new portfolio companies). Our gross originations totaled $82.2 million during the year ended December 31, 2004.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2005 and December 31, 2004, we had $29.5 million and $1.5 million, respectively, of loan repayments and $1.8 million and $0, respectively, of sales of equity securities.

At December 31, 2005, we had investments in debt securities of, or loans to, eighteen private companies, totaling approximately $203.8 million, and equity investments of approximately $7.6 million. The debt investments include approximately $5.1 million in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal. At December 31, 2004, we had debt investment in nine companies totaling $78.4 million (including $1.3 million in PIK interest), and equity investments of approximately $3.7 million.

Total portfolio investment activity as of and for the years ended December 31, 2005 and 2004 was as follows:

(dollars in millions)	December 31, 2005	December 31, 2004
Beginning Investment Portfolio	$82.1	$0.0
Originations and Advances	159.5	82.2
Gross payments	(36.3)	(1.5)
Payment in Kind	3.8	1.3
Original Issue Discount	0.4	0.1
Net Unrealized Appreciation	0.2	—
Net Realized Appreciation	1.7	—

Ending Investment Portfolio	$211.4	$82.1

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2005 and 2004:

Quarter ended	New Investments	Repayments
December 31, 2005	$8,500,000	$10,600,000
September 30, 2005	70,000,000	600,000
June 30, 2005	37,501,883	16,850,000
March 31, 2005	43,501,475	1,450,000

Total 2005	$159,503,358	$29,500,000

December 31, 2004	$18,000,000	$1,200,000
September 30, 2004	31,200,000	280,000
June 30, 2004	0	0
March 31, 2004	33,000,000	0

Total 2004	$82,200,000	$1,480,000

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2005, and 2004:

	December 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$173,624,614	82.1%	$68,382,730	83.3%
Senior Unsecured Notes	30,200,000	14.3	10,000,000	12.2
Investments in equity securities	7,573,588	3.6	3,742,000	4.5

Total	$211,398,202	100.0%	$82,124,730	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
(dollars in millions)	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Web-based services	$26.0	12.3%	$—	—
Satellite communications	25.5	12.0%	—	—
Webhosting	21.1	10.0%	7.0	8.5%
IT consulting	20.0	9.5%	—	—
Logistics technology	17.1	8.1%	15.4	18.7%
Interactive voice messaging services	15.0	7.1%	—	—
Financial services	15.0	7.1%	15.0	18.3%
Internet service provider	15.0	7.1%	—	—
Virtual workforce services	13.5	6.4%	—	—
Geospatial imaging	13.0	6.1%	13.0	15.8%
Digital media	12.0	5.7%	8.9	10.9%
Medical services	10.0	4.7%	10.0	12.2%
Software	5.0	2.4%	2.0	2.4%
Internet advertising	3.2	1.5%	10.8	13.1%

	$211.4	100.0%	$82.1	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. Our portfolio has become increasingly diversified across both industries and asset class during 2005 and 2004. We intend to continue to maintain a diverse portfolio.

In addition, we believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance or certainty when or if these transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2005, our portfolio had a weighted average grade of 1.9, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At December 31, 2005, our debt investment portfolio was graded as follows:

Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in thousands)
1	Trending ahead of expectations	$52,516	25.8%
2	Full repayment of principal and interest is expected	119,310	58.5
3	Requires closer monitoring, but full repayment of principal and interest is expected	31,999	15.7
4	Some reduction of interest income is expected, but no loss of principal is expected	—	—
5	Some loss of principal is expected	—	—

		$203,825	100.0%

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2005 and 2004 and the period from July 21, 2003 (inception) to December 31, 2003. We were incorporated on July 21, 2003 and commenced operations in November 2003. Therefore, there is no prior period with which to compare the results of operations for the period from July 21, 2003 (inception) to December 31, 2003.

Comparison of the years ended December 31, 2005 and December 31, 2004

Investment Income

As of December 31, 2005, our debt investments had stated interest rates of between 5.5% and 14.0% and maturity dates of between 15 and 63 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.9%, compared to 10.8% as of December 31, 2004. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

Investment income for the year ended December 31, 2005 was approximately $21.8 million compared to approximately $7.4 million for the period ended December 31, 2004. The increase resulted primarily from our portfolio investing activities throughout 2005, as the debt investment portfolio increased from $82.1 million to $211.4 million. For the year ended December 31, 2005 investment income consisted of approximately $13.4 million from portfolio investments, approximately $1.0 million from cash and cash equivalents, approximately $3.8 million in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $395,000. For the year ended December 31, 2004 investment income consisted of approximately $3.1 million from portfolio investments, approximately $1.1 million from cash and cash equivalents, approximately $1.3 million in PIK interest, and amortization of original issue discount of approximately $89,000.

For the year ended December 31, 2005 other income of approximately $3.6 million was recorded, consisting primarily of non-recurring origination fees earned in connection with the initiation of new investments, compared to fee income of approximately $1.7 million in 2004.

Operating Expenses

Operating expenses for the year ended December 31, 2005 were approximately $7.4 million. This amount consisted primarily of investment advisory fees, salaries and benefits, professional fees, interest expense, directors’ fees and general and administrative expenses. This was an increase of approximately $3.4 million from the period ended December 31, 2004, which was attributable primarily to an increase in our investment advisory fees resulting from our additional investments and, to a lesser extent, increased professional fees during the year ended December 31, 2005. Our operating expenses for the period ended December 31, 2004 were approximately $4.0 million.

The investment advisory fee for fiscal 2005 was approximately $4.3 million, representing primarily the base fee as provided for in the investment advisory agreement, as well as an investment income incentive fee of approximately $148,000 and a capital gains incentive fee of approximately $300,000. The investment advisory fee in 2004 was approximately $2.8 million, which consisted entirely of the base incentive fee for the year. At December 31, 2005 and 2004, respectively, approximately $1.5 million and approximately $697,000 of investment advisory fees remained payable to TIM.

Salaries and benefits were approximately $725,000 for the year ended December 31, 2005, compared to approximately $208,000 for the period ending December 31, 2004, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, the Controller, and other administrative support personnel. The increase of approximately $517,000 from 2004 reflects the impact of bonuses, the addition of the Controller position during the year, and increase in base salaries. At December 31, 2005 and 2004, respectively, approximately $0 and $13,000 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.1 million for the year ended December 31, 2005, compared to approximately $587,000 for the period ended December 31, 2004. The increase is directly related to an increase in audit fees associated with our compliance with the Sarbanes-Oxley Act of 2002, as well as an increase in the number of quarterly independent valuation reviews by Houlihan Lokey in 2005 compared to 2004.

Interest expense for the year ended December 31, 2005 was approximately $547,000, which was directly related to the Company’s drawdowns on its credit facility commencing in the third quarter of 2005. There were no borrowings for the year ended December 31, 2004, and therefore no interest expense for that period.

General and administrative expenses, consisting primarily of bank fees, as well as office supplies, facilities costs and other expenses, were approximately $368,000 in 2005 compared to approximately $145,000 in 2004. The increase is primarily related to bank fees to establish the Company’s credit facility. Office supplies, facilities costs and other expenses, are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized Gains on Investments

For the year ended December 31, 2005 the Company had realized gains on investments of $1.7 million. The Company sold its warrants of Innovation Interactive, Inc. in November 2005 in connection with the acquisition of Innovation Interactive, LLC by livedoor, Inc. The Company’s basis in the warrants was $0 and a gain of approximately $966,000 was realized; the Company may realize additional gains based upon future contingent payouts associated with the performance of Innovation. In addition, the Company realized a gain of approximately $773,000 in connection with the sale of its warrants in Advanced Aesthetics to another equity sponsor. The warrants had a basis of $0.

Unrealized Appreciation on Investments

For the year ended December 31, 2005 the Company recognized unrealized appreciation on its investment in the warrants of Segovia, Inc. in the amount of $420,000; the warrants have an original fair value basis of $260,000. The Company also has, as of December 31, 2005, an unrealized loss on the warrants it holds in DirectRevenue; the warrants have an original basis of $240,000 and were written down to $0 in the third quarter. The Company’s net unrealized appreciation on its investments at December 31, 2005 was $180,000.

Net Increase in Stockholders’ Equity from Operations

The Company had a net increase in stockholders’ equity resulting from operations of approximately $16.3 million for the year ended December 31, 2005 compared to an increase of approximately $3.4 million in 2004.

Based on a weighted-average of 13,459,343 shares outstanding (basic and diluted), our net increase in stockholders’ equity from operations per common share for the year ended December 31, 2005 was approximately $1.21 for basic and diluted earnings, compared to $0.33 per share in 2004.

Comparison of the year ended December 31, 2004 and period from inception to December 31, 2003

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

Effective October 1, 2004, the interest rate payable on the senior secured notes issued by MortgageIT, Inc was reduced from 10.0% to 7.5%, while the interest rate payable on the senior secured notes issued by Avue Technologies Corp. increased from 10.0% to 15.0%. These changes resulted in a reduction of approximately 0.35% in the weighted average interest rate of our portfolio as of December 31, 2004.

For the period ended December 31, 2003, investment income consisted entirely of interest income from cash and cash equivalents, which reflected the investment of the net proceeds from our initial public offering pending our investment of such proceeds in accordance with our investment objective and policies.

Operating Expenses

Operating expenses for the year ended December 31, 2004 were approximately $4,025,000. This amount consisted primarily of investment advisory fees, salaries and benefits, professional fees, directors’ fees and general and administrative expenses. This was an increase from the period ended December 31, 2003 of approximately $3,333,000, reflecting our first full year of operations. Our operating expenses for the period ended December 31, 2003 were approximately $692,000.

The investment advisory fee for the year was approximately $2,774,000, representing the base fee as provided for in the investment advisory agreement. On June 17, 2004, our shareholders approved an amendment to our investment advisory agreement that changed our base fee from 2.0% of net assets to 2.0% of gross assets. The portion of the investment advisory fee payable subsequent to that date was calculated in accordance with the terms of that amendment. The investment advisory fee in 2003 was approximately $259,000, which reflected a shorter period of operations and the use of net assets when calculating the advisory fee. At December 31, 2004 and 2003, respectively, approximately $697,000 and $226,000 of investment advisory fees remained payable to TIM.

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

Directors’ fees were approximately $141,000 for the year ended December 31, 2004, compared to none in 2003. The directors agreed to waive any fees for 2003.

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

Net Increase in Stockholders’ Equity from Operations

We had a net increase in stockholders’ equity resulting from operations of approximately $3,364,000 for the year ended December 31, 2004 compared to a net decrease of approximately $578,000 in 2003. Based on a weighted-average of 10,093,660 shares outstanding (basic and diluted), our net increase in stockholders’ equity from operations per common share for the year ended December 31, 2004 was approximately $0.33 for basic and diluted earnings.

During the year ended December 31, 2003, we reclassified approximately $258,000 from net investment loss to capital in excess of par value, representing the portion of net investment loss that will not be utilizable for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On November 26, 2003, we closed our initial public offering and sold 8,695,653 shares of common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of approximately $954,048. On December 10, 2003, we issued an additional 1,304,347 shares of our common stock at the same price pursuant to the underwriters’ over-allotment. The total net proceeds to us from the initial public offering, including the exercise of the over-allotment, were approximately $138.5 million.

We raised net proceeds of approximately $41.5 million from a rights offering which closed in January 2005. Under the terms of the offering, each stockholder of record on December 29, 2004 was entitled to purchase an additional share of stock for each three shares of stock owned on that date. Pursuant to the rights offering, we issued 3,115,666 shares at a price of $14.029 per share.

In December 2005, we raised $78.8 million, net of underwriting commission and expenses, in a follow-on stock offering, in which the Company sold 5,750,000 shares (including the underwriters’ over-allotment) at $14.50 per share. Net proceeds from the follow-on offering were used to repay the credit facility drawdowns, and provide additional funds for investment purposes.

During the year ended December 31, 2005, cash and cash equivalents remained virtually unchanged, from approximately $57.3 million at the beginning of the period to approximately $55.8 million at the end of the period. Cash provided by operating activities for the year ended December 31, 2005, consisting primarily of the items described in “—Results of Operations,” was approximately $9.8 million, reflecting net investment income and the increase in investment advisory fees payable, offset by realized and unrealized gains on investments, non-cash income related to PIK interest and original issue discount, as well as the increase in accrued interest receivable.

During the year ended December 31, 2004, cash and cash equivalents decreased from approximately $138.2 million at the beginning of the period to approximately $57.3 million at the end of the period due primarily to our investing activities. Cash provided by operating activities for the year ended December 31, 2004, consisting primarily of the items described in “—Results of Operations,” was approximately $1.9 million, reflecting net investment income and the increases in investment advisory fees payable, accrued expenses and accrued offering expenses, offset to some degree by non-cash income related to PIK interest and original issue discount, as well as the increases in accrued interest receivable, prepaid expenses and other assets.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

Contractual Obligations

In addition the Company has certain obligations with respect to the investment advisory and administration services it receives. Descriptions of these obligations may be found under “Business—Investment Advisory Agreement” and “Business—Administration Agreement,” respectively. The Company incurred approximately $4.3 million for investment advisory services and $0.4 million for administrative services for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

The Company currently engages in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At December 31, 2005 and December 31, 2004, respectively, we had no outstanding borrowings. The following table shows the facility amounts and outstanding borrowings at December 31, 2005 and December 31, 2004:

	December 31, 2005			December 31, 2004
(dollars in thousands)	Facility Amount		Amount Outstanding	Facility Amount		Amount Outstanding
Senior Secured Revolving Credit Facility	$100,000	(1)	$—	$—	(2)	$—	(2)

(1)	On October 13, 2005, we entered into an agreement amending the Credit Facility to increase the Credit Facility from $35 million to $100 million through February 2006, with Royal Bank of Canada (“RBC”) as an additional lender under the amended Credit Facility. Effective February 16, 2006, the Company entered into an agreement pursuant to which RBC replaced HVB as administrative agent under the Company’s Credit Facility. Concurrent with its appointment, RBC agreed to make $40 million available under the Credit Facility.
(2)	The senior secured revolving credit facility was not established until May 18, 2005.

On May 18, 2005 we entered into an uncommitted $35 million senior secured revolving credit facility (the “Credit Facility”) with HVB, as administrative agent and lender. The Credit Facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of May 18, 2007. On October 13, 2005, we entered into an agreement amending the Credit Facility to increase the Credit Facility from $35 million to $100 million through February 2006, with RBC as an additional lender under the amended Credit Facility.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared a dividend of $0.14 per common share the first quarter which was paid on March 31, 2005, a dividend of $0.20 per share in the second quarter which was paid on June 30, 2005, a dividend of $0.25 per share in the third quarter which was paid on September 30, 2005, a dividend of $0.30 per share in the fourth quarter, which was paid on December 31, 2005, and a special dividend of $0.12 per share which was paid January 18, 2006.

Management determined that a tax return of capital occurred with respect to the fiscal year ended December 31, 2004. Specifically, management determined that the dividend we distributed on December 31, 2004 resulted in a tax return of capital to our shareholders. A written statement identifying the source of the dividend (i.e., net income from operations, accumulated undistributed net profits from the sale of securities, and/or paid-in-capital surplus) accompanied our fourth quarter dividend payment to our shareholders.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
February 9, 2006	March 10, 2006	March 31, 2006	$0.30

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(1)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(1)

Total Distributions:			$1.74	(1)(2)

(1)	Includes a return of capital of $0.10 per share for tax purposes.
(2)	We did not declare a dividend for the period ended December 31, 2003.

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

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of our portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged the firm of Houlihan Lokey Howard & Zukin (“HLHZ”) to independently evaluate our portfolio investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment. On April 27, 2005, upon the recommendation of the our Valuation Committee, our Board of Directors approved a change in our valuation process, whereby HLHZ will not prepare valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. The Board uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the final fair value determination of our portfolio investments.

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the years ended December 31, 2005 and 2004, respectively, we had approximately $3,798,000 and $1,316,000 in PIK interest; there was no PIK interest for the period ended December 31, 2003.

In addition, we recorded original issue discount income of approximately $395,000 and $89,000 for the years ended December 31, 2005 and 2004, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants. There was no original issue discount income for the period ended December 31, 2003.

Other Income

Other income includes closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of our investments, are fully earned and non-refundable, and are generally non-recurring.

Managerial Assistance Fees

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. We offer to provide managerial assistance to our portfolio companies in connection with our investments and may receive fees for our services. We have not received any fees for such services since inception.

Federal Income Taxes

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2005 and December 31, 2004 was approximately $211,218,202 and $82,124,730, respectively.

RECENT DEVELOPMENTS

On January 20, 2006, the Company made an investment of $7 million in senior secured notes issued by Network Solutions, LLC, one of the largest Internet domain registrars, and a leading provider of website design and web hosting services. On February 16, 2006 the Company made an additional $3 million investment in senior secured notes issued by Network Solutions.

The Company declared, on February 9, 2006, a cash dividend of $0.30 per share payable March 31, 2006 to holders of record on March 10, 2006.

Effective February 16, 2006, the Company entered into an agreement pursuant to which RBC replaced HVB as administrative agent under the Company’s Credit Facility. Concurrent with its appointment, RBC agreed to make $40 million available under the Credit Facility.

On February 21, 2006, the Company made an additional investment of $15 million in senior secured notes of Mortgage IT, an existing portfolio company.

On March 6, 2006, the Company made a $20 million investment in senior secured notes issued by wholly owned subsidiaries of Group 329, LLC (d/b/a The CAPS Group), which also issued the Company warrants in connection with this transaction. The CAPS Group is a provider of digital and other graphic arts services to corporations, advertising agencies and design firms.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2005, four debt investments in our portfolio were at fixed rates, and the remaining fourteen investments were at variable rates, representing approximately $45.2 million and $160.1 million in principal debt respectively. The variable rates are based upon the five-year Treasury note, or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders’ equity resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of December 31, 2005. We have also assumed no borrowings under the credit facility. Under this analysis, the impact would be approximately $452,000 annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	52
Report of Independent Registered Public Accounting Firm	53
Balance Sheets as of December 31, 2005 and December 31, 2004	55
Schedule of Investments as of December 31, 2005	56
Schedule of Investments as of December 31, 2004	58
Statements of Operations for the years ended December 31, 2005 and December 31, 2004, and for the period July 21, 2003 (inception) through December 31, 2003	59
Statements of Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004, and for the period July 21, 2003 (inception) through December 31, 2003	60
Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004, and for the period July 21, 2003 (inception) through December 31, 2003	61
Notes to Financial Statements	62

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Technology Investment Capital Corp.:

We have completed integrated audits of Technology Investment Capital Corp.’s December 31, 2005 and December 31, 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets, including the schedules of investments, and the related statements of operations, of stockholders’ equity and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Technology Investment Capital Corp. (the “Company”) at December 31, 2005 and December 31, 2004, and the results of its operations, its cash flows and the financial highlights for the years ended December 31, 2005 and December 31, 2004 and for the period from July 21, 2003 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

March 13, 2006

TECHNOLOGY INVESTMENT CAPITAL CORP.

BALANCE SHEETS

ASSETS

	December 31, 2005	December 31, 2004
ASSETS
Investments, at fair value (cost: $211,218,202 @ 12/31/05; $82,124,730 @ 12/31/04)	$211,398,202	$82,124,730
Cash and cash equivalents	55,811,584	57,317,398
Interest receivable—debt investments	2,022,660	489,431
Interest receivable—cash and cash equivalents	3,271	7,538
Securities sold not settled	773,486	0
Prepaid expenses	72,740	102,696
Other assets	25,875	460,666

TOTAL ASSETS	270,107,818	140,502,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Investment advisory fee payable to affiliate	$1,498,813	$697,022
Dividends payable	2,316,528	0
Accrued expenses	187,001	243,900
Accrued offering expenses	200,000	300,000

Total Liabilities	4,202,342	1,240,922

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 19,304,401 and 10,157,848 issued and outstanding, respectively	193,044	101,578
Capital in excess of par value	263,885,376	139,410,302
Unrealized appreciation on investments	180,000	0
Accumulated realized gains on investments	1,739,015	0
Accumulated net investment loss	(91,959)	(250,343)

Total Stockholders’ Equity	265,905,476	139,261,537

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,107,818	$140,502,459

Net asset value per share	$13.77	$13.71

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2005

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc	digital media	senior secured notes(3)(4)(11) (11%, due Jan. 28, 2009)	$12,039,331	$12,039,331	$12,039,331

MortgageIT, Inc.	financial services	senior secured notes(11) (5.5%, due March 29, 2007)	15,000,000	15,000,000	15,000,000

Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute)	medical services	senior secured notes(5)(11) (12%, due March 31, 2009)	10,000,000	10,000,000	10,000,000

The Endurance International Group, Inc.	webhosting	senior secured notes(4)(5)(6)(11) (10.04%, due July 23, 2009) convertible preferred stock(9)	13,000,000	12,729,661 345,000	12,729,661 345,000

DirectRevenue, LLC	Internet advertising	senior secured notes(6)(7)(11) (12%, due Aug. 19, 2007) warrants to purchase common units(9)	3,220,000	3,158,305 240,000	3,158,305 0

Avue Technologies Corp.	software	warrants to purchase common stock(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.03%, due Sept. 1, 2009) warrants to purchase convertible preferred stock(9)	17,074,493	17,074,493 —	17,074,493 —

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.0%, due Oct. 1, 2010) preferred stock(8)(9) common stock(8)(9)	10,000,000	10,000,000 2,000,000 1,000,000	10,000,000 2,000,000 1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (10.0%, due Feb. 8, 2010) warrants to purchase common stock(9)	17,000,000	16,786,198 260,000	16,786,198 680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (10.25%, due March 23, 2010) warrants to purchase common stock(9) convertible preferred stock(9) warrants to purchase convertible preferred stock(9)	5,000,000	5,000,000 — 476,000 24,000	5,000,000 — 476,000 24,000

CrystalTech WebHosting, Inc.	webhosting	senior secured notes(5)(11) (12.0%, due March 28, 2010)	8,000,000	8,000,000	8,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.0%, due March 31, 2011) common stock(9)	6,000,000	6,000,000 2,000,000	6,000,000 2,000,000

Climax Group, Inc.	software	senior secured notes(5)(6) (14.0%, due April 30,2008) warrants to purchase common stock(9)	5,000,000	4,924,350 100,000	4,924,350 100,000

Willow CSN Incorported	virtual workforce services	senior secured notes(5)(6)(11) (10.5%, due June 30, 2010) warrants to purchase convertible preferred stock(9)	13,500,000	13,320,068 200,000	13,320,068 200,000

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2005

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
NetQuote, Inc.	web-based services	senior secured notes(5) (11) (12.5%, due August 16, 2010)	$15,000,000	$15,000,000	$15,000,000

StayOnline, Inc.	Internet service provider	senior secured notes(5) (11) (10.5%, due September 2, 2010) convertible preferred stock(9)	15,000,000	14,662,937 360,588	14,662,937 360,588

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(11) (9.0%, due September 16, 2010) warrants to purchase common stock(9)	15,000,000	14,929,271 75,000	14,929,271 75,000

Mortgagebot Acquisitions, LLC	web-based services	senior secured notes(5) (11) (10.0%, due October 29, 2010)	11,000,000	11,000,000	11,000,000

OPTIMUS Corporation	IT consulting	senior unsecured notes(5)(11) (14.0%, due September 23, 2010) warrants to purchase common stock(9)	14,500,000	14,200,000 300,000	14,200,000 300,000

Total investments				$211,218,202	$211,398,202

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at December 31, 2005, investments at fair value are categorized as follows: senior secured notes (65.3%), senior unsecured notes (11.4%), preferred stock (1.2%), common stock (1.1%) and warrants to purchase equity securities (0.5%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following collateral limits noted: Questia Media, Inc. ($9 million), TrenStar Inc. ($15 million) and Segovia, Inc. ($15 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $420,000; aggregate gross unrealized depreciation for federal income tax purposes is $240,000. Net unrealized appreciation is $180,000 based upon a tax cost basis of $211,218,202.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2004

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)(4) (12%, due Jan. 28, 2009)	$8,926,671	$8,926,671	$8,926,671
MortgageIT, Inc.	financial services	senior secured notes (7.5%, due March 29, 2007)	15,000,000	15,000,000	15,000,000
Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute)	medical services	senior secured notes(5) (12%, due March 31, 2009) warrants to purchase common stock(9)	10,000,000	10,000,000 —	10,000,000 —
The Endurance International Group, Inc.	webhosting	senior secured notes(4)(5)(6) (10.0%, due July 23, 2009) warrants to purchase convertible preferred stock(9)	7,000,000	6,863,039 150,000	6,863,039 150,000
DirectRevenue, LLC	internet advertising	senior secured notes(6)(7) (12%, due Aug. 19, 2007) warrants to purchase common units(9)	5,720,000	5,538,755 240,000	5,538,755 240,000
Avue Technologies Corp.	software	senior secured notes(4)(6)(7)(10) (15%, due Aug. 24, 2009) warrants to purchase common stock(9)	2,000,000	1,993,890 13,000	1,993,890 13,000
TrenStar Inc.	logistics technology	senior secured notes(3)(5) (10.5%, due Sept. 1, 2009) warrants to purchase convertible preferred stock(9)	15,389,375	15,389,375 —	15,389,375 —
3001, Inc.	geospatial imaging	senior unsecured notes(5) (10.0%, due Oct. 1, 2010) preferred stock(8)(9)	10,000,000	10,000,000 2,000,000	10,000,000 2,000,000
		common stock(8)(9)		1,000,000	1,000,000
Innovative Interactive (f/k/a eXact Advertising, LLC)	Internet advertising	senior secured notes(4)(5)(6) (10.1%, due Nov. 24, 2009) warrants to purchase common units(9)	5,000,000	4,671,000 339,000	4,671,000 339,000

Total Investments				$82,124,730	$82,124,730

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and/or warrants upon satisfaction of certain specified conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock indirectly held through limited liability company interests.
(9)	Non-income producing at the relevant period end.
(10)	Effective February 15, 2005, maturity date was changed to April 30, 2005, consistent with the elimination of $5 million in additional capital commitments.
(11)	As a percentage of net assets at December 31, 2004, investments at fair value are categorized as follows: senior notes (56.3%), preferred stock (1.4%), common stock (0.7%) and warrants to purchase equity securities (0.5%).

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	PERIOD FROM JULY 21, 2003 TO DECEMBER 31, 2003
INVESTMENT INCOME
Interest income—debt investments	$17,162,052	$4,550,566	$0
Interest income—cash and cash equivalents	1,022,852	1,092,274	114,282
Other income	3,615,633	1,745,318	0

Total Investment Income	21,800,537	7,388,158	114,282

EXPENSES
Salaries and benefits	724,784	207,698	27,119
Investment advisory fees	4,345,637	2,773,849	259,138
Professional fees	1,102,255	587,216	30,110
Insurance	98,860	83,450	7,920
Directors’ fees	135,000	141,000	0
Organizational expenses	0	0	349,316
Interest expense	546,516	0	0
Transfer agent and custodian fees	93,906	86,087	9,180
General and administrative	368,457	145,341	9,324

Total Expenses	7,415,415	4,024,641	692,107

NET INVESTMENT INCOME (LOSS)	14,385,122	3,363,517	(577,825)

NET UNREALIZED APPRECIATION ON INVESTMENTS	180,000	0	0

NET REALIZED GAINS ON INVESTMENTS	1,739,015	0	0

NET INCREASE (DECREASE) IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$16,304,137	$3,363,517	$(577,825)

Net increase (decrease) in stockholders’ equity resulting from operations per common share:
Basic and Diluted	$1.21	$0.33	$(0.25)
Weighted average shares of common stock outstanding:
Basic and Diluted	13,459,343	10,093,660	2,348,987

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2005

	Common Stock		Capital in Excess of Par Value	Unrealized Appreciation On Investments	Accumulated Realized Gains on Investments	Accumulated Net Investment Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at July 21, 2003 (Inception)	100	$1	$1,499	$—	$—	$—	$1,500
Issuance of Common Stock In Public Offering (net of underwriting costs and offering costs of $11,454,048)	10,000,000	100,000	138,445,952	—	—	—	138,545,952
Net Decrease in Stockholders’ Equity Resulting from Operations	—	—	—	—	—	(577,825)	(577,825)
Reclassification for permanent Book-tax differences (1)	—	—	(257,619)	—	—	257,619	—

Balance at December 31, 2003	10,000,100	100,001	138,189,832	—	—	(320,206)	137,969,627

Net increase in stockholders’ equity resulting from operations	—	—	—	—	—	3,363,517	3,363,517
Shares issued in connection with dividend reinvestment	157,748	1,577	2,255,875	—	—	—	2,257,452
Distributions from net investment income	—	—	—	—	—	(3,293,654)	(3,293,654)
Tax return of capital distribution	—	—	(1,035,405)	—	—	—	(1,035,405)

Balance at December 31, 2004	10,157,848	101,578	139,410,302	—	—	(250,343)	139,261,537
Net increase in stockholders’ equity resulting from operations	—	—	—	180,000	1,739,015	14,385,122	16,304,137
Shares issued in rights offering (net of offering costs of $2,234,872)	3,115,666	31,157	41,443,649	—	—	—	41,474,806

Issuance of common stock (net of underwriting costs and offering costs of $4,545,849)	5,750,000	57,500	78,771,651	—	—	—	78,829,151

Shares issued in connection with dividend reinvestment	280,887	2,809	4,259,774	—	—	—	4,262,583
Dividends declared	—	—	—	—	—	(14,226,738)	(14,226,738)

Balance at December 31, 2005	19,304,401	$193,044	$263,885,376	$180,000	$1,739,015	$(91,959)	$265,905,476

(1)	See Federal Income Tax note.

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	FOR THE PERIOD JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in stockholders’ equity resulting from operations	$16,304,137	$3,363,517	$(577,825)
Adjustments to reconcile net increase (decrease) in stockholders’ equity resulting from operations to net cash provided by (used in) operating activities:
Net unrealized appreciation on investments	(180,000)	—	—
Net realized gains on investments	(1,739,015)	—	—
Increase in investments due to PIK	(3,797,778)	(1,316,046)	—
Increase in interest receivable	(1,528,962)	(473,302)	(23,667)
Decrease (Increase) in prepaid expenses	29,956	(30,250)	(72,446)
Decrease (Increase) in other assets	434,791	(460,666)	—
Amortization of discounts	(395,009)	(88,684)	—
Increase in investment advisory fee payable	801,791	470,829	226,193
(Decrease) Increase in accrued expenses and accrued offering expenses	(156,899)	414,842	129,058

Net Cash Provided By (Used In) Operating Activities	9,773,012	1,880,240	(318,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(159,503,358)	(82,200,000)	—
Proceeds from sale of investments	6,068,202	—	—
Repayments of principal	29,500,000	1,480,000	—

Net Cash Used in Investing Activities	(123,935,156)	(80,720,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock (net of underwriting discounts of $4,168,750, $0 and $10,500,000, respectively)	122,915,928	—	139,500,000
Offering costs from the issuance of common stock	(2,611,971)	—	(954,048)
Dividends paid	(7,647,627)	(2,071,607)	—

Net Cash (Used In) Provided By Financing Activities	112,656,330	(2,071,607)	138,545,952

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,505,814)	(80,911,367)	138,227,265
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,317,398	138,228,765	1,500

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,811,584	$57,317,398	$138,228,765

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan (not including dividend payable at year end)	$4,262,583	$2,257,452	None
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$546,516	None	None

SEE ACCOMPANYING NOTES

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1. ORGANIZATION

Technology Investment Capital Corp. (“TICC” or “the Company”) was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC’s investment activities are managed by Technology Investment Management, LLC, (“TIM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC (“BDC Partners”) is the managing member of the Adviser and serves as the administrator of TICC.

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

In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based upon experience, the Company expects the risk of loss to be remote.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of the Company’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company engaged an independent valuation firm, Houlihan Lokey Howard & Zukin (“HLHZ”), to perform independent valuations of its investments. On April 27, 2005, upon the recommendation of the Company’s Valuation Committee, the Board of Directors approved a change in the Company’s valuation process, whereby HLHZ will not prepare valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

The Board of Directors uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned to such investments. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including when the enterprise value of the portfolio company does not currently support the carrying value of our debt or equity investment. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as the net change in unrealized appreciation or depreciation.

OTHER ASSETS

Other assets include amounts receivable from the administrator for deal cost reimbursements as of December 31, 2005, and deferred charges associated with the Company’s rights offering as well as an amounts receivable for deal costs and accrued commitment fees as of December 31, 2004.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a payment-in-kind (“PIK”) provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. For the year ended December 31, 2005 and 2004, respectively, the Company had approximately $3,798,000 and $1,316,000 in PIK interest; there was no PIK interest for the period ended December 31, 2003.

In addition, the Company recorded original issue discount income of approximately $395,000 and $89,000, respectively, for the years ended December 31, 2005 and 2004, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants. There was no original discount income for the period ended December 31, 2003.

OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

During the year ended December 31, 2003, the Company reclassified $257,619 from net investment loss to capital in excess of par value, representing the portion of net investment loss that will not be utilizable for tax purposes. There were no reclassifications for 2005 or 2004.

For tax purposes, the cost basis of the portfolio investments at December 31, 2005 and December 31, 2004 was approximately $211,218,202 and $82,124,730, respectively.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2005 and December 31, 2004, respectively, cash and cash equivalents consisted of:

	December 31, 2005	December 31, 2004
UBS Select Money Market Fund	$0	$2,026,577
Eurodollar Time Deposit (due 1/3/06 and 1/4/05)	15,700,000	24,000,000
Eurodollar Time Deposit (due 1/3/05)	0	1,200,000
U.S. Treasury Bill (due 1/12/06 and 1/13/05)	39,954,167	29,984,300

Total Cash Equivalents	55,654,167	57,210,877
Cash	157,417	106,521

Cash and Cash Equivalents	$55,811,584	$57,317,398

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per share for the years ended December 31, 2005 and 2004, and for the period from inception through December 31, 2003:

	Year ended December 31, 2005	Year ended December 31, 2004	Inception to December 31, 2003
Numerator for basic and diluted gain (loss) per share	$16,304,137	$3,363,517	$(577,825)
Denominator for basic and diluted weighted average shares	13,459,343	10,093,660	2,348,987

Basic and diluted net increase (decrease) in stockholders’ equity resulting from operations per common share	$1.21	$0.33	$(0.25)

NOTE 5. RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with TIM under which TIM, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TIM receives a fee from TICC, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00%. For services rendered under the investment advisory agreement during the period commencing from the closing of the Company’s initial public share offering through and including March 31, 2004, the base management fee was payable monthly in arrears, and was calculated based on the initial value of TICC’s net assets upon closing of the stock offering. For services rendered under the investment advisory agreement after March 31, 2004, the base management fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances, repurchases or redemptions during the current calendar quarter.

The incentive fee has two parts, as follows: One part is calculated and payable quarterly in arrears based on TICC’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income earned during the calendar quarter, minus TICC’s operating expenses for the quarter (including the base management fee and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes any consulting or other fees that TICC receives from portfolio companies but does not include any net realized capital gains. Pre-incentive fee net investment income, expressed as a rate of return on the value of TICC’s net assets at the end of the immediately preceding calendar quarter, will be compared to one-fourth of the applicable annual “hurdle rate.” TIM is entitled to 20.0% of the excess (if any) of TICC’s pre-incentive fee net investment income for the quarter over one-fourth of the applicable annual hurdle rate. For the period from inception through December 31, 2004 the annual hurdle rate was 8.27%, which was equal to the interest rate payable, at the closing of the offering, on the most recently issued five-year U.S. Treasury Notes plus 5.0%. For each calendar year commencing on or after January 1, 2005, the annual hurdle rate will be determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances, redemptions or repurchases during the current quarter. The hurdle rate for the year ended December 31, 2005 was 8.63%; the current hurdle rate for fiscal year 2006, calculated as of December 31, 2005, is 9.35%.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement, as of the termination date), commencing on December 31, 2004, and equals 20.0% of our net realized capital gains for the calendar year less any unrealized capital losses at the end of such year; provided that the incentive fee determined as of December 31, 2004 was calculated for a period of longer than twelve calendar months to take into account any net realized capital gains and unrealized capital losses for the period ending December 31, 2003.

For the period from inception through December 31, 2003 and for the year ended December 31, 2004 there were no incentive fees earned by the Adviser. For the year ended December 31, 2005 incentive fees of $148,042 and capital gains incentive fees of $299,803 were earned.

TICC has also entered into an Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. For providing these services, facilities and personnel, TICC reimburses BDC Partners for TICC’s allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including rent.

The Company’s investment activities are managed by its investment adviser, TIM, pursuant to the investment advisory agreement described above. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan Cohen, our Chief Executive Officer, and Saul Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the President of Royce & Associates. For the periods ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively, TICC incurred investment advisory fees of $4,345,637, $2,773,849 and $259,138 in accordance with the terms of the investment advisory agreement, and incurred $724,784, $207,698 and $27,119 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred $53,840 and $28,879 for facility costs allocated under the agreement for the years ended December 31, 2005 and 2004, respectively. (There were no such costs for the period ended December 31, 2003.) At December 31, 2005 and 2004, respectively, $1,498,813 and $697,022 of investment advisory fees remained payable to TIM, and $0 and $12,894 of compensation expenses remained payable to BDC Partners.

NOTE 6. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2005 and 2004 and the period ended December 31, 2003, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

As of December 31, 2005, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $10 million are outstanding to Questia Media, Inc. ($1 million), Endurance International Group, Inc. ($2 million) and WHITTMANHART, Inc. ($7 million).

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NOTE 8. REVOLVING CREDIT AGREEMENT

On May 18, 2005, the Company entered into an uncommitted $35 million senior secured revolving credit facility (the “Credit Facility”) with Bayerische Hypo-Und Vereinsbank AG (“HVB”), as administrative agent and lender. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of May 18, 2007. On October 13, 2005, the Company entered into an agreement amending the Credit Facility to increase the Credit Facility from $35 million to $100 million through February 2006, with Royal Bank of Canada (“RBC”) as an additional lender under the amended Credit Facility. Effective February 16, 2006 the Company entered into an agreement pursuant to which RBC replaced HVB as administrative agent under the Company’s uncommitted revolving credit agreement. Concurrent with its appointment, RBC agreed to make $40 million available under the facility.

The Company had no borrowings outstanding as of December 31, 2005.

NOTE 9. SUBSEQUENT EVENTS

On January 20, 2006. the Company made an investment of $7 million in senior secured notes issued by Network Solutions, LLC, one of the largest Internet domain registrars, and a leading provider of website design and web hosting services. On February 16, 2006 the Company made an additional $3 million investment in senior secured notes issued by Network Solutions.

On February 9, 2006, the Company declared a cash dividend of $0.30 per share payable March 31, 2006 to holders of record on March 10, 2006.

Effective February 16, 2006 the Company entered into an agreement pursuant to which RBC replaced HVB as administrative agent under the Company’s uncommitted revolving credit agreement. Concurrent with its appointment, RBC agreed to make $40 million available under the facility.

On February 21, 2006 the Company made an additional investment of $15 million in senior secured notes of Mortgage IT, an existing portfolio company.

On March 3, 2006, the Company made a $20 million investment in senior secured notes issued by wholly owned subsidiaries of Group 329, LLC (d/b/a The CAPS Group), which also issued warrants to the Company in connection with this transaction. The CAPS Group is a provider of digital and other graphic arts services to corporations, advertising agencies and design firms.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NOTE 10. FINANCIAL HIGHLIGHTS

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	PERIOD FROM JULY 21, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003
Per Share Data
Net asset value at beginning of period	$13.71	$13.80	$15.00

Offering costs and underwriters discount	(0.14)	0.00	(1.14)
Net investment income (loss)	1.07 (1)	0.33 (1)	(0.06	)(2)
Net realized and unrealized gains	0.14	0.01 (3)	0.00

Total from investment operations	1.07	0.34	(1.20)

Distributions from net investment income	(1.01)	(0.33)	0.00
Tax return of capital distributions	0.00	(0.10)	0.00

Total distributions	(1.01)	(0.43)	0.00

Net asset value at end of period	$13.77	$13.71	$13.80

Per share market value at beginning of period	$15.01	$15.55	$15.00	(4)
Per share market value at end of period	15.10	15.01	15.55
Total return (5)	7.47%	(0.71)%	3.67%
Shares outstanding at end of period	19,304,401	10,157,848	10,000,100

Ratios/Supplemental Data
Net assets at end of period (‘000s)	$265,905	$139,262	$137,970
Average net assets (‘000s)	184,715	137,568	28,703
Ratio of expenses to average net assets	4.0%	2.9%	2.4	%*
Ratio of net investment income (loss) to average net assets	7.8%	2.4%	(2.0	)%*

*	Not annualized.
(1)	Represents per share net investment income for the period.
(2)	Calculated in accordance with Securities and Exchange Commission Form N-2, Part A, item 4.1.9.
(3)	Represents rounding adjustment to reconcile change in net asset value per share; there were no actual realized or unrealized gains or losses for the period presented.
(4)	Represents initial public offering price.
(5)	Total return equals the increase or decrease of the ending market value over the beginning market value, plus distributions, divided by the beginning market value assuming dividend reinvestment at prices obtained under the Company’s dividend reinvestment plan. The return for 2003 has not been annualized.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Record Date	Payment Date	Dividend per Share
Fiscal year ended 2005
December 30, 2005	January 18, 2006	$0.12
December 9, 2005	December 30, 2005	0.30
September 10, 2005	September 30, 2005	0.25
June 10, 2005	June 30, 2005	0.20
March 10, 2005	March 31, 2005	0.14
Fiscal year ended 2004
December 10, 2004	December 31, 2004	0.11
September 10, 2004	September 30, 2004	0.11
June 10, 2004	June 30, 2004	0.11
March 15, 2004	April 5, 2004	0.10

The tax character of distributions declared and paid in 2005 represented $14,226,738 from ordinary income, including $98,585 of qualified dividend income (unaudited), $0 from long-term capital gains, and $0 from tax return of capital.

As of December 31, 2005, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$1,054,048
Distributable long-term capital gains	773,486
Unrealized appreciation on investments	180,000

The tax character of distributions declared and paid in 2004 represented approximately $3,293,654 from ordinary income, approximately $0 from long-term capital gains, and approximately $1,035,405 in a tax return of capital.

There were no distributions in 2003.

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2005
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$6,352,666	$6,499,053	$4,718,989	$4,229,829
Net Investment Income	3,808,654	4,480,506	3,290,552	2,805,410
Net Increase in Stockholders’ Equity Resulting from Operations	5,488,669	4,719,506	3,290,552	2,805,410

Basic and diluted earnings per common share (1)	$0.37	$0.35	$0.25	$0.23

(1)	Aggregation of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2005 due to rounding.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

	YEAR ENDED DECEMBER 31, 2004
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$2,886,977	$2,344,537	$1,243,458	$913,186
Net Investment Income (Loss)	1,786,901	1,347,156	275,059	(45,599)
Net Increase(Decrease) in Stockholders’ Equity Resulting from Operations	1,786,901	1,347,156	275,059	(45,599)

Basic and diluted earnings per common share (1)	$0.18	$0.13	$0.03	$0.00

(1)	Aggregation of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2004 due to rounding.

PERIOD ENDED DECEMBER 31, 2003
Total Investment Income	$114,282
Net Investment Loss	(577,825)
Net Decrease in Stockholders’ Equity Resulting from Operations	(577,825)
Basic and diluted loss per common share	$(0.25)

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2005.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2005 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 52 of this Form 10-K, is incorporated by reference herein.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which appears on page 53 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Management’s Report on Internal Control Over Financial Reporting	52

Report of Independent Registered Public Accounting Firm	53

Balance Sheets as of December 31, 2005 and December 31, 2004	55

Schedule of Investments as of December 31, 2005	56

Schedule of Investments as of December 31, 2004	58

Statements of Operations for the years ended December 31, 2005 and December 31, 2004, and for the period July 21, 2003 (inception) through December 31, 2003	59

Statements of Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004, and for the period July 21, 2003 (inception) through December 31, 2003	60

Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004, and for the period July 21, 2003 (inception) through December 31, 2003	61

Notes to Financial Statements	62

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Credit Agreement between Registrant and Bayerische Hypo-Und Vereinsbank, AG (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-50398) filed on May 24, 2005).

10.5	Amendment to Credit Agreement among Registrant, Bayerische Hypo-Und Vereinsbank, AG and Royal Bank of Canada (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-50398) filed on October 19, 2005).

10.6	Transfer and Amendment between Registrant and Royal Bank of Canada (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-50398) filed on February 23, 2006).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Technology Investment Capital Corp.

Date: March 13, 2006	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2006	/s/ Charles M. Royce Charles M. Royce Chairman of the Board of Directors

Date: March 13, 2006	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2006	/s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

Date: March 13, 2006	/s/ Steven P. Novak Steven P. Novak Director

Date: March 13, 2006	/s/ G. Peter O’Brien G. Peter O’Brien Director

Date: March 13, 2006	/s/ Tonia L. Pankopf Tonia L. Pankopf Director