Form 10-K/A
period 2005-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2006-04-14
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 14, 2006, is to file revised officer certifications as Exhibits 31.1 and 31.2. No other items of the Original Filing are being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technology Investment Capital Corp.

Date: April 14, 2006	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer