Form 10-Q
period 2006-03-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2006-05-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50398

TECHNOLOGY INVESTMENT CAPITAL CORP.

(Exact name of registrant as specified in its charter)

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255 GREENWICH, CONNECTICUT 06830

(Address of principal executive office)

(203) 983-5275 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.	Accelerated filer ☒.	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 8, 2006 was 19,459,976.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.

BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Investments, at fair value (cost: $257,490,406 @ 3/31/06; $211,218,802 @ 12/31/05)	$257,459,818	$211,398,202
Cash and cash equivalents	9,808,343	55,811,584
Cash and cash equivalents pledged to creditors	24,918,750	0
Interest receivable	2,011,392	2,025,931
Securities sold not settled	0	773,486
Prepaid expenses and other assets	52,483	98,615

TOTAL ASSETS	$294,250,786	$270,107,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Investment advisory fee payable to affiliate.	1,259,204	1,498,813
Dividends payable	0	2,316,528
Accrued expenses	422,005	387,001
Repurchase Agreement	24,912,500	0

Total Liabilities	26,593,709	4,202,342

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 19,459,976 and 19,304,401 issued and outstanding, respectively	194,600	193,044
Capital in excess of par value	266,178,531	263,885,376
Unrealized (depreciation) appreciation on investments	(30,588)	180,000
Accumulated realized gains on investments	1,897,355	1,739,015
Distributions in excess of investment income	(582,821)	(91,959)

Total Stockholders’ Equity	267,657,077	265,905,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$294,250,786	$270,107,818

Net asset value per common share	$13.75	$13.77

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP. SCHEDULE OF INVESTMENTS MARCH 31, 2006 (UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(4)(11)	$12,368,835	$12,368,835	$12,368,835
		(11.00%, due January 28, 2009)

MortgageIT, Inc.	financial services	senior secured notes(11)	30,000,000	30,000,000	30,000,000
		(6.50%, due March 29, 2007)

Klinger Advanced Aesthetics, Inc.	medical services	senior secured notes(5)(11)	10,000,000	10,000,000	10,000,000
		(12.00%, due March 31, 2009)

The Endurance International Group, Inc.	webhosting	senior secured notes (4)(5)(6)(11)	13,000,000	12,747,885	12,747,885
		(10.04%, due July 23, 2009)
		convertible preferred stock(9)		345,000	345,000

DirectRevenue, LLC	Internet advertising	senior secured notes(6)(7)(11)	2,620,000	2,578,395	2,578,395
		(12.00%, due August 19, 2007)
		warrants to purchase common units(9)		240,000	0

Avue Technologies Corp.	software	warrants to purchase common stock(9)		13,000	13,000

TrenStar, Inc.	logistics technology	senior secured notes(3)(5)(11)	17,502,636	17,502,636	17,502,636
		(10.03%, due September 1, 2009)
		warrants to purchase convertible
		preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11)	10,000,000	10,000,000	10,000,000
		(10.00%, due October 1, 2010)
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11)	17,000,000	16,799,136	16,799,136
		(10.96%, due February 8, 2010)
		warrants to purchase common stock(9)		260,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	5,000,000	5,000,000	5,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	webhosting	senior secured notes(5)(7)(11)	4,000,000	4,000,000	4,000,000
		(13.00%, due March 28, 2009)

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11)	6,000,000	6,000,000	6,000,000
		(10.00%, due March 31, 2011)
		common stock(9)		2,000,000	2,000,000

Climax Group, Inc.	software	senior secured notes(5)(6)	5,000,000	4,933,399	4,933,399
		(14.00%, due April 30, 2008)
		warrants to purchase common stock(9)		100,000	100,000

Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11)	13,500,000	13,330,059	13,330,059
		(10.50%, due June 30, 2010)
		warrants to purchase
		convertible preferred stock(9)		200,000	200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS, Continued

MARCH 31, 2006

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

NetQuote, Inc.	web-based services	senior secured notes(5)(11)	$15,000,000	$15,000,000	$15,000,000
		(12.50%, due August 16, 2010)

StayOnline, Inc.	Internet service provider	senior secured notes(5)(6)(11)	15,000,000	14,680,753	14,680,753
		(10.50%, due September 2, 2010)
		convertible preferred stock(9)		360,588	150,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(11)	15,000,000	14,933,003	14,933,003
		(10.00%, due September 16, 2010)
		warrants to purchase common stock(9)		75,000	75,000

Mortgagebot Acquisitions, LLC	web-based services	senior secured notes(5)(11)	11,000,000	11,000,000	11,000,000
		(10.00%, due October 29, 2010)

OPTIMUS CORP.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,215,649	14,215,649
		(14.00%, due September 23, 2010)
		warrants to purchase common stock		300,000	300,000

Network Solutions, LLC	domain name registration	senior secured notes(5)(7)(11)	9,975,000	10,004,241	10,004,241
		(9.96%, due January 9, 2012)

Group 329, LLC	digital arts imaging	senior secured term A notes(5)(6)(11)	11,000,000	10,891,681	10,891,681
(d/b/a “The CAPS Group”)		(10.64%, due February 28, 2011)
		warrants to purchase common stock(9)		110,000	110,000
		senior secured term B notes(5)(6)(11)	9,000,000	8,911,146	8,911,146
		(12.14%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	90,000

Data Transmission Network Corporation	information services	senior secured notes(5)(11) (12.70%, due September 10, 2013)	5,000,000	5,000,000	5,000,000

Total investments				$257,490,406	$257,459,818

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS, Continued

MARCH 31, 2006

(UNAUDITED)

(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at March 31, 2006, investments at fair value are categorized as follows: senior secured notes (82.1%), senior unsecured notes (11.3%), preferred stock (1.1%), common stock

(1.1%), and warrants to purchase equity securities (0.6%).

(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($9 million), MortgageIT, Inc. ($20 million) and TrenStar, Inc. ($15 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $420,000; aggregate gross unrealized depreciation for federal income tax purposes is $450,588. Net unrealized depreciation is $30,588 based upon a tax cost basis of $257,490,406.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2005

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc	digital media	senior secured notes(3)(4)(11) (11.00%, due Jan. 28, 2009)	$12,039,331	$12,039,331	$12,039,331

MortgageIT, Inc.	financial services	senior secured notes(11) (5.50%, due March 29, 2007)	15,000,000	15,000,000	15,000,000

Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute)	medical services	senior secured notes(5)(11) (12.00%, due March 31, 2009)	10,000,000	10,000,000	10,000,000

The Endurance International Group, Inc.	webhosting	senior secured notes(4)(5)(6)(11) (10.04%, due July 23, 2009) convertible preferred stock(9)	13,000,000	12,729,661 345,000	12,729,661 345,000

DirectRevenue, LLC	Internet advertising	senior secured notes(6)(7)(11) (12.00%, due Aug. 19, 2007) warrants to purchase common units(9)	3,220,000	3,158,305 240,000	3,158,305 0

Avue Technologies Corp.	software	warrants to purchase common stock(9)		13,000	13,000

TrenStar, Inc.	logistics technology	senior secured notes(3)(5)(11) (10.03%, due Sept. 1, 2009) warrants to purchase convertible preferred stock(9)	17,074,493	17,074,493 0	17,074,493 0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.00%, due Oct. 1, 2010) preferred stock(8)(9) common stock(8)(9)	10,000,000	10,000,000 2,000,000 1,000,000	10,000,000 2,000,000 1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (10.00%, due Feb. 8, 2010) warrants to purchase common stock(9)	17,000,000	16,786,198 260,000	16,786,198 680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (10.25%, due March 23, 2010) warrants to purchase common stock(9) convertible preferred stock(9) warrants to purchase convertible preferred stock(9)	5,000,000	5,000,000 0 476,000 24,000	5,000,000 0 476,000 24,000

CrystalTech WebHosting, Inc.	webhosting	senior secured notes(5)(11) (12.00%, due March 28, 2010)	8,000,000	8,000,000	8,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011) common stock(9)	6,000,000	6,000,000 2,000,000	6,000,000 2,000,000

Climax Group, Inc.	software	senior secured notes(5)(6) (14.00%, due April 30,2008) warrants to purchase common stock(9)	5,000,000	4,924,350 100,000	4,924,350 100,000

Willow CSN Incorported	virtual workforce services	senior secured notes(5)(6)(11) (10.50%, due June 30, 2010) warrants to purchase convertible preferred stock(9)	13,500,000	13,320,068 200,000	13,320,068 200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS, Continued

DECEMBER 31, 2005

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
NetQuote, Inc.	web-based services	senior secured notes(5) (11) (12.50%, due August 16, 2010)	$15,000,000	$15,000,000	$15,000,000

StayOnline, Inc.	Internet service provider	senior secured notes(5)(6)(11) (10.50%, due September 2, 2010) convertible preferred stock(9)	15,000,000	14,662,937 360,588	14,662,937 360,588

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(11) (9.00%, due September 16, 2010) warrants to purchase common stock(9)	15,000,000	14,929,271 75,000	14,929,271 75,000

Mortgagebot Acquisitions, LLC	web-based services	senior secured notes(5) (11) (10.00%, due October 29, 2010)	11,000,000	11,000,000	11,000,000

OPTIMUS Corporation	IT consulting	senior unsecured notes(5)(11) (14.00%, due September 23, 2010) warrants to purchase common stock(9)	14,500,000	14,200,000 300,000	14,200,000 300,000

Total investments				$211,218,202	$211,398,202

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be deemed to be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at December 31, 2005, investments at fair value are categorized as follows: senior secured notes (65.3%), senior unsecured notes (11.4%), preferred stock (1.2%), common stock (1.1%) and warrants to purchase equity securities (0.5%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following collateral limits noted: Questia Media, Inc. ($9 million), TrenStar, Inc. ($15 million) and Segovia, Inc. ($15 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $420,000; aggregate gross unrealized depreciation for federal income tax purposes is $240,000. Net unrealized appreciation is $180,000 based upon a tax cost basis of $211,218,202.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
INVESTMENT INCOME
Interest income — debt investments	$6,028,432	$3,194,512
Interest income — cash and cash equivalents	353,981	345,112
Other income	826,077	690,205

Total Investment Income	7,208,490	4,229,829

EXPENSES
Salaries and benefits	130,182	89,110
Investment advisory fees	1,348,793	799,644
Professional fees	294,575	408,358
Insurance	20,257	24,768
Directors’ fees	32,250	32,250
Transfer agent and custodian fees	24,700	32,650
General and administrative	42,648	37,639

Total Expenses	1,893,405	1,424,419

NET INVESTMENT INCOME	$5,315,085	$2,805,410

NET UNREALIZED DEPRECIATION ON INVESTMENTS	$(210,588)	$0

NET REALIZED GAINS ON INVESTMENTS	$158,340	$0

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$5,262,837	$2,805,410

Net increase in stockholders’ equity resulting from operations per common share:
Basic and Diluted	$0.27	$0.23
Weighted average shares of common stock outstanding:
Basic and Diluted	19,345,133	12,443,224

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Unrealized (Depreciation) Appreciation on Investments	Accumulated Realized Gains on Investments	Distributions in Excess of Investment Income	Total Stockholders’ Equity
Balance at December 31, 2004	10,157,848	$101,578	$139,410,302	$—	$—	$(250,343)	$139,261,537
Net increase in stockholders’ equity resulting from operations	—	—	—	—	—	2,805,410	2,805,410
Shares issued in rights offering (net of offering expenses of $2,234,872)	3,115,666	31,157	41,443,649	—	—	—	41,474,806
Shares issued in connection with dividend reinvestment	49,917	499	745,753	—	—	—	746,252
Dividends declared ($0.14 per share)	—	—	—	—	—	(1,858,292)	(1,858,292)

Balance at March 31, 2005	13,323,431	$133,234	$181,599,704	$—	$—	$696,775	$182,429,713

Balance at December 31, 2005	19,304,401	193,044	263,885,376	180,000	1,739,015	(91,959)	265,905,476
Net increase in stockholders’ equity resulting from operations	—	—	—	(210,588)	158,340	5,315,085	5,262,837
Shares issued in connection with dividend reinvestment	155,575	1,556	2,293,155	—	—	—	2,294,711
Dividends declared ($0.30 per share)	—	—	—	—	—	(5,805,947)	(5,805,947)

Balance at March 31, 2006	19,459,976	$194,600	$266,178,531	$(30,588)	$1,897,355	$(582,821)	$267,657,077

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$5,262,837	$2,805,410
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Increase in investments due to PIK interest	(757,647)	(1,214,620)
Net realized gain on investments	(158,340)	—
Net unrealized depreciation on investments	210,588	—
Decrease (increase) in interest receivable	14,539	(216,449)
Decrease (increase) in prepaid expenses	20,257	(35,010)
Decrease in other assets	25,875	460,666
Amortization of discounts	(109,557)	(80,345)
(Decrease) increase in investment advisory fee payable	(239,609)	103,080
Increase in accrued expenses	35,004	60,231

Net Cash Provided By Operating Activities	4,303,947	1,882,963

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(50,030,000)	(43,501,475)
Repayments of principal	4,625,000	1,450,000
Proceeds from the sale of investments	931,826	—

Net Cash Used In Investing Activities	(44,473,174)	(42,051,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	43,709,678
Offering expenses from the issuance of common stock	—	(2,234,872)
Amount borrowed under repurchase agreement	24,912,500	9,989,000
Dividends paid	(5,827,764)	(1,112,040)

Net Cash Provided By Financing Activities	19,084,736	50,351,766

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,084,491)	10,183,254
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,811,584	57,317,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,727,093	$67,500,652

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$2,294,711	$746,252

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Technology Investment Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 as a closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC’s investment activities are managed by Technology Investment Management, LLC (“TIM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). BDC Partners, LLC (“BDC Partners”) is the managing member of TIM and serves as the administrator of TICC.

NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities, for which reliable market quotations are not readily available, are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of the Company’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged an independent valuation firm, Houlihan Lokey Howard & Zukin (“HLHZ”), to perform independent valuations of its investments. On April 27, 2005, upon the recommendation of the Company’s Valuation Committee, the Board of Directors approved a change in the Company’s valuation process, whereby HLHZ no longer prepares valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million.

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

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share—net increase in stockholders’ equity resulting from operations	$5,262,837	$2,805,410
Denominator for basic and diluted income per share—weighted average shares	19,345,133	12,443,224
Basic and diluted net increase in stockholders’ equity resulting from operations per common share	$0.27	$0.23

NOTE 5. RELATED PARTY TRANSACTIONS

We have entered into an investment advisory agreement with TIM. TIM is controlled by BDC Partners, its managing member. In addition to BDC Partners, TIM is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TIM, manages the business and internal affairs of TIM. In addition, BDC Partners provides us with office facilities and administrative services pursuant to an administration agreement. Jonathan H. Cohen, our Chief Executive Officer, as well as a Director, is the managing member of and controls BDC Partners. Saul B. Rosenthal, our President and Chief Operating Officer, is also the President and Chief Operating Officer of TIM and a member of BDC Partners.

In addition to providing investment advisory services to TICC, TIM also provides investment advisory services to T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in the equity and equity-related securities of technology-related companies. Jonathan H. Cohen, our Chief Executive Officer, Saul B. Rosenthal, our President and Chief Operating Officer, Patrick F. Conroy, our Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary, Charles M. Royce, a Director and the non-executive Chairman of our Board of Directors, and each of our independent Directors, each serve in similar capacities with T-Equity Capital Corp.

Mr. Royce is also President and Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of our investment adviser, does not take part in the management or participate in the operations of TIM; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TIM to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc.

JHC Capital Management, a registered investment adviser owned by Mr. Cohen, serves as the sub-adviser to the Royce Technology Value Fund. In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Royce are stockholders of TAC Acquisition Corp.

Likewise, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TIM, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited.

For the quarters ended March 31, 2006 and 2005, TICC incurred investment advisory fees of $1,348,793 and $799,644 of which $1,259,204 and $799,644 remained payable to TIM at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended March 31, 2006 and 2005, respectively, TICC incurred $130,182 and $89,110 in compensation expenses for employees allocated to the administrative activities of TICC, of which $30,018 and $18,253 remained payable at end of the respective quarter, and incurred $10,869 and $11,619 for reimbursement of facility costs allocated to TICC, of which amounts $8,094 and $0, respectively, remained payable to BDC Partners at the end of each period.

NOTE 6. DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

On March 31, 2006, the Company paid a dividend of $0.30 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2006 was $13.75, and at December 31, 2005 was $13.77. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2006 and 2005, the Company recorded PIK income of $757,647 and $1,214,620, respectively, and a corresponding increase in the cost of the investment.

In addition, the Company recorded original issue discount income (“OID”) of approximately $109,557 for the three months ended March 31, 2006, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants. The Company had approximately $80,345 in OID income in the first quarter of 2005.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2006 and 2005, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three month periods ending March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$13.77	$13.71

Net investment income	0.27	0.23
Net realized and unrealized gains(1)	0.01	0.00
Effect of shares issued, net of offering expenses	0.00	(0.11)

Total from investment operations	0.28	0.12

Distributions from net investment income	(0.30)	(0.14)

Net asset value at end of period	$13.75	$13.69

Per share market value at beginning of period	$15.10	$15.01
Per share market value at end of period	$14.54	$14.95
Total return(2)(3)	(1.7)%	0.53%
Shares outstanding at end of period	19,459,976	13,323,431

Ratios/Supplemental Data
Net assets at end of period	$267,657,077	$182,429,713
Average net assets	$267,415,139	$167,291,396
Ratio of expenses to average net assets—annualized	2.83%	3.41%
Ratio of net investment income to average net assets—annualized	7.95%	6.71%

(1)	Includes rounding adjustment to reconcile change in net asset value per share.
(2)	Amount not annualized.
(3)	Total return equals the increase or decrease of the ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2006 and December 31, 2005, respectively, cash and cash equivalents consisted of:

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Eurodollar Time Deposit (due 4/3/06 and 1/3/06)	$9,800,000	$15,700,000
U.S. Treasury Bill (due 4/27/06 and 1/12/06)	24,918,750	39,954,167

Total Cash Equivalents	34,718,750	55,654,167
Cash	8,343	157,417

Cash and Cash Equivalents	$34,727,093	$55,811,584

NOTE 12. COMMITMENTS

As of March 31, 2006, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $10 million were outstanding as of March 31, 2006 to Questia Media, Inc. ($1 million), The Endurance International Group ($2 million), and WHITTMANHART, Inc. ($7 million).

NOTE 13. REPURCHASE AGREEMENT

On March 30, 2006, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with State Street Bank & Trust for $24,912,500, which agreement was settled on April 3, 2006. A repurchase agreement is a form of collateralized borrowing under which a company sells a security to another party for cash and at the same time commits to repurchase that security at a later date for a stated price plus interest. The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $24,918,750, maturing on April 27, 2006, and yielding 4.58%. The interest rate on the Repurchase Agreement was 5.2%.

NOTE 14. REVOLVING CREDIT AGREEMENT

As of March 31, 2006, the Company had an uncommitted $40 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada (“RBC”), as administrative agent and lender. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility had a termination date of May 18, 2007. The Company had no borrowings outstanding as of March 31, 2006.

NOTE 15. SUBSEQUENT EVENTS

On April 11, 2006, we entered into an amended and restated credit facility, with RBC as agent and a lender under the amended and restated credit facility, and Branch Banking & Trust Company (“BB&T”) as an additional lender. Under the amended and restated credit facility, the amount of our credit facility has been increased to $100 million, with each lender providing $50 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable within one year of the date of the borrowing; the credit facility has a termination date of April 11, 2008.

Under the credit facility agreement the Company must satisfy monthly several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

On April 26, 2006, the Board of Directors declared a dividend of $0.30 per share for the second quarter, payable on June 30, 2006 to shareholders of record as of June 9, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	an economic downturn could impair our customers’ ability to repay our loans and increase our non-performing assets,

•	an economic downturn could disproportionately impact the technology-related industry in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

•	interest rate volatility could adversely affect our results, and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this Quarterly Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

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

Our investment activities are managed by TIM, a registered investment adviser under the Advisers Act. TIM is owned by BDC Partners, its managing member, and Royce & Associates. Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TIM and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see Part II—Item 1A—”Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

We currently concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. We focus on companies that create products or provide services requiring advanced technology and companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of March 31, 2006, our debt investments had stated interest rates of between 6.5% and 14.0% and maturity dates of between 12 and 90 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.0%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $758,000 for the quarter ended March 31, 2006.

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

During the quarter ended March 31, 2006, we closed approximately $50 million in portfolio investments, including an additional debt investment of approximately $15.0 million in an existing portfolio company, and approximately $35.0 million of investments in new portfolio companies. A total of $4.6 million of principal in debt investments was repaid by our existing portfolio companies during the quarter ended March 31, 2006.

We realized a capital gain on one of our investments during the quarter ended March 31, 2006. Innovation Interactive, LLC (formerly known as eXact Advertising) was acquired by livedoor, Inc. in 2005, pursuant to which our warrants in Innovation were sold for approximately $1.1 million in cash, as well as the right to receive additional payments in the future based upon the operating performance of Innovation subsequent to the acquisition. During the current quarter we received $158,340 in additional payments based upon the results for the year ended 2005; we may be entitled to receive additional contingent payments based upon future operating performance of the company.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized depreciation on investments of $30,588 as of March 31, 2006.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $257.5 million and $211.4 million at March 31, 2006 and December 31, 2005, respectively. The increase in investments during the first quarter was due to newly originated debt investments, partially offset by debt repayments. The increase is also due to additional investments in existing portfolio companies, accrual of payment-in-kind interest and changes in fair value. During the quarter, we originated investments in 4 portfolio companies (three of which were new portfolio companies and one of which was an existing portfolio company). Our gross originations and advances totaled approximately $50.0 million during the quarter ended March 31, 2006.

We receive payments in our portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2006 and the year ended December 31, 2005, we had repayments of $4.6 million and $29.5 million, respectively.

At March 31, 2006, we had investments in debt securities of, or loans to, twenty-one private companies, totaling approximately $249.9 million, and equity investments of approximately $7.6 million. At December 31, 2005, we had investments in debt securities of, or loans to, eighteen private companies, totaling approximately $203.8 million, and equity investments of approximately $7.6 million.

Total portfolio investment activity for the quarter ended March 31, 2006 and the year ended December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$211.4	$82.1
Originations and Advances	50.0	159.5
Gross payments	(4.6)	(36.3)
Payment in Kind	0.7	3.8
Original Issue Discount	0.1	0.4
Net Unrealized Appreciation (Depreciation)	(0.2)	0.2
Net Realized Gains	0.1	1.7

Ending Investment Portfolio	$257.5	$211.4

The following table indicates the quarterly portfolio investment activity for the quarter ended March 31, 2006 and the year ended December 31, 2005:

Quarter ended	New Investments	Repayments
	(dollars in millions)	(dollars in millions)
March 31, 2006	$50.0	$4.6

December 31, 2005	8.5	10.6
September 30, 2005	70.0	0.6
June 30, 2005	37.5	16.9
March 31, 2005	43.5	1.4

Total	$159.5	$29.5

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$219.7	85.3%	$173.6	82.1%
Senior Unsecured Notes	30.2	11.7	30.2	14.3
Investments in equity securities	7.6	3.0	7.6	3.6

Total	$257.5	100.0%	$211.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Financial services	$30.0	11.6%	$15.0	7.1%
Web-based services	26.0	10.1%	26.0	12.3%
Satellite communications	25.5	9.9%	25.5	12.0%
IT consulting	20.0	7.8%	20.0	9.5%
Digital imaging	20.0	7.8%	—	—
Logistics technology	17.5	6.8%	17.1	8.1%
Webhosting	17.1	6.6%	21.1	10.0%
Internet service provider	14.8	5.8%	15.0	7.1%
Interactive voice messaging services	15.0	5.8%	15.0	7.1%
Virtual workforce services	13.5	5.3%	13.5	6.4%
Geospatial imaging	13.0	5.0%	13.0	6.1%
Digital Media	12.4	4.8%	12.0	5.7%
Domain name registration	10.0	3.9%	—	—
Medical services	10.0	3.9%	10.0	4.7%
Software	5.0	2.0%	5.0	2.4%
Information Services	5.0	1.9%	—	—
Internet advertising	2.7	1.0%	3.2	1.5%

	$257.5	100.0%	$211.4	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. Our portfolio has become increasingly diversified across both industries and asset class. We intend to continue to maintain a diverse portfolio.

In addition, we believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance or certainty when or if these transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2006 and December 31, 2005, respectively, our portfolio had a weighted average grade of 1.9, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2006 and December 31, 2005, our debt investment portfolio was graded as follows:

		March 31, 2006		December 31, 2005
Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Trending ahead of expectations	$46.8	18.7%	$52.5	25.8%
2	Full repayment of principal and interest is expected	170.7	68.3	119.3	58.5
3	Requires closer monitoring, but full repayment of principal and interest is expected	32.4	13.0	32.0	15.7
4	Some reduction of interest income is expected, but no loss of principal is expected	—	—	—	—
5	Some loss of principal is expected	—	—	—	—

		$249.9	100.0%	$203.8	100%

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation policy as our only critical accounting policy.

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

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of the Company’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March, 2004, the Company has engaged an independent valuation firm of HLHZ to perform independent valuations of its investments. On April 27, 2005, upon the recommendation of the Company’s Valuation Committee, the Board of Directors approved a change in the Company’s valuation process, whereby HLHZ no longer prepares valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, have a fair value as of the previous quarter of less than $2 million. The Board of Directors uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the foundation for its final fair value determination.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2006 to the three months ended March 31, 2005.

Investment Income

Investment income for the three months ended March 31, 2006 was approximately $7.2 million compared to approximately $4.2 million for the three months ended March 31, 2005. The increase resulted primarily from our portfolio investing activities throughout 2005 and early 2006, as the debt investment portfolio increased from $120.1 million to $249.9 million. For the quarter ended March 31, 2006 investment income consisted of approximately $5.1 million in cash interest from portfolio investments, approximately $0.4 million from cash and cash equivalents, approximately $0.8 million in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $110,000. For the quarter ended March 31, 2005 investment income consisted of approximately $1.9 million in cash interest from portfolio investments, approximately $0.3 million from cash and cash equivalents, approximately $1.2 million in PIK interest, and amortization of original issue discount of approximately $80,000.

As of March 31, 2006, our debt investments had stated interest rates of between 6.5% and 14.0% and maturity dates of between 12 and 90 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.0% compared to 10.5% as of March 31, 2005. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended March 31, 2006, other income of approximately $826,000 was recorded, consisting primarily of non-recurring origination fees earned in connection with new investments, compared to fee income of approximately $690,000 for the same period in 2005.

Operating Expenses

Operating expenses for the quarter ended March 31, 2006 were approximately $1.9 million. This amount consisted primarily of investment advisory fees, professional fees, salaries and benefits, and general and administrative expenses. This was an increase of approximately $469,000 from the quarter ended March 31, 2005, which was attributable primarily to an increase in our investment advisory fees offset to some extent by a reduction in professional fees. Our operating expenses for the period ended March 31, 2005 were approximately $1.4 million.

The investment advisory fee for the first quarter of 2006 was approximately $1.3 million, representing the base fee as provided for in the investment advisory agreement. The investment advisory fee in the comparable period in 2005 was approximately $800,000, which also consisted of the base fee for the period. The increase of approximately $500,000 is due to an increase in average gross assets. At March 31, 2006 and December 31, 2005, respectively, approximately $1.3 million and approximately $1.5 million of investment advisory fees remained payable to TIM.

Salaries and benefits were approximately $130,000 for the quarter ended March 31, 2006, compared to approximately $89,000 for the quarter ending March 31, 2005, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $41,000 from 2005 reflects the addition of the Controller position during the first quarter last year, and increases in base salaries for personnel allocated to the Company. At March 31, 2006 and December 31, 2005, respectively, approximately $30,000 and $0 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $295,000 for the quarter ended March 31, 2006, compared to approximately $408,000 for the quarter ended March 31, 2005. The variance is directly related to a decrease in audit fees associated with our compliance with the Sarbanes-Oxley Act of 2002, and a decrease in legal fees for general corporate matters.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $43,000 for the three months ended March 31, 2006 compared to approximately $38,000 for the same period in 2005. Office supplies, facilities costs and other expenses, are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized Gains on Investments

For the three months ended March 31, 2006 the Company had realized gains on investments of approximately $158,000 resulting from the November 2005 sale of its warrants in Innovation Interactive, Inc. in connection with the acquisition of Innovation Interactive by livedoor, Inc. The realized gain was based upon contingent payouts received in the first quarter associated with the performance of Innovation. In addition, the Company may realize additional gains based upon the future financial performance of Innovation Interactive. The Company realized no capital gain on investments for the three months ended March 31, 2005.

Net Increase in Stockholders’ Equity from Operations

The Company had a net increase in stockholders’ equity resulting from operations of approximately $5.3 million for the quarter ended March 31, 2006 compared to an increase of approximately $2.8 million for the comparable period in 2005. This increase was attributable primarily to the increase in interest income from debt investments as the portfolio becomes more fully invested.

Based on a weighted-average of 19,345,133 shares outstanding (basic and diluted), the net increase in stockholders’ equity from operations per common share for the quarter ended March 31, 2006 was approximately $0.27 for basic and diluted earnings, compared to $0.23 per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2006, cash and cash equivalents decreased from approximately $55.8 million at the beginning of the period to approximately $34.7 million at the end of the period. Cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $4.3 million, reflecting net investment income, offset by non-cash income related to PIK interest and OID, realized gains on investments, and the increase in investment advisory fee payable. Net cash used in investing activities was approximately $44.5 million, reflecting new investments offset by principal repayments; at the end of the period, additional cash was provided by borrowing under a repurchase agreement.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

Contractual Obligations

In addition, the Company has certain obligations with respect to the investment advisory and administration services it receives. See “–Overview”. The Company incurred approximately $1.3 million for investment advisory services and $173,000 for administrative services for the quarter ended March 31, 2006.

Off-Balance Sheet Arrangements

The Company currently engages in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At March 31, 2006 and December 31, 2005, respectively, we had no outstanding borrowings. The following table shows the facility amounts and outstanding borrowings at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)		(dollars in millions)
Senior Secured Revolving Credit Facility	$40.0	$—	$100.0	$—

On April 11, 2006, we entered into an amended and restated credit facility, with the RBC as agent and a lender under the amended and restated credit facility, and BB&T as an additional lender. Under the amended and restated credit facility, the amount of our credit facility has been increased to $100 million, with each lender providing $50 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable within one year of the date of the borrowing; the credit facility has a termination date of April 11, 2008. The Company had no borrowings outstanding as of May 8, 2006.

Under the credit facility agreement the Company must satisfy monthly several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared a dividend of $0.30 per common share for the first quarter which was paid on March 31, 2006. On April 26, 2006, the Board also declared a dividend of $0.30 per share for the second quarter.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
April 26, 2006	June 9, 2006	June 30, 2006	$0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			0.60

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(1)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(1)

Total Distributions:			$2.04	(1)(2)

(1)	Includes a return of capital of $0.10 per share for tax purposes.
(2)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

The Company has a number of business relationships with affiliated or related parties, including:

•	We have entered into an investment advisory agreement with TIM. TIM is controlled by BDC Partners, its managing member. In addition to BDC Partners, TIM is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TIM, manages the business and internal affairs of TIM. In addition, BDC Partners provides us with office facilities and administrative services pursuant to an administration agreement.

•	In addition to providing investment advisory services to TICC, TIM also provides investment advisory services to T-Equity Capital Corp., a newly-formed business development company that intends to focus on investing in the equity and equity-related securities of technology-related companies. Our executive officers and directors each serve in a similar capacity with T-Equity Capital Corp.

•	Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Royce are stockholders of TAC Acquisition Corp.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Mr. Conroy serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited.

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report.

RECENT DEVELOPMENTS

Effective April 11, 2006, the Company entered into an amended and restated credit facility pursuant to which RBC and BB&T increased the amount of the credit facility to $100 million, with each lender providing $50 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable within one year of the date of the borrowing; the credit facility has a termination date of April 11, 2008. The Company had no borrowings outstanding as of May 8, 2006.

Under the credit facility agreement the Company must satisfy monthly several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

On April 26, 2006, the Company declared a cash dividend of $0.30 per share payable June 30, 2006 to holders of record on June 9, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2006, three debt investments in our portfolio were at fixed rates, and the remaining nineteen investments were at variable rates, representing approximately $45.0 million and $206.5 million in principal debt respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders’ equity resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of March 31, 2006. We have also assumed no borrowings under the credit facility. Under this analysis, the impact would be approximately $2.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We have $100 million available to us under a credit facility with RBC; we had no amounts outstanding under our credit facility as of May 8, 2006.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 19,459,976 are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

In addition, to avoid conflicts of interest that may arise between TICC and T-Equity, should TIM be presented with opportunities appropriate to both entities, it will allocate such opportunities as follows: (1) prospective transactions with an investment opportunity of $10 million or more will be allocated to TICC; and (2) prospective transactions with an investment opportunity of less than $10 million will be allocated to T-Equity.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti- takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2006, we issued a total of 106,821 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.6 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1		Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2		Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1		Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1		Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2		Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3		Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4		Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5		Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

11		Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: May 9, 2006	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: May 9, 2006	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting and Financial Officer)