Form 10-Q
period 2006-06-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2006-08-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 7, 2006 was 19,536,070.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.

BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS
ASSETS
Investments, at fair value (cost: $288,712,180 @ 6/30/06; $211,218,202 @ 12/31/05)	$289,492,592	$211,398,202
Cash and cash equivalents	6,499,110	55,811,584
Cash and cash equivalents pledged to creditors	9,967,862	0
Interest receivable	2,733,335	2,025,931
Securities sold not settled	0	773,486
Prepaid expense and other assets	254,260	98,615

TOTAL ASSETS	$308,947,159	$270,107,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Investment advisory fee payable to affiliate	1,419,757	1,498,813
Dividends payable	0	2,316,528
Accrued expenses	262,228	387,001
Loans payable	27,500,000	0
Repurchase agreement	9,966,625	0

Total Liabilities	39,148,610	4,202,342

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, $100,000,000 shares authorized, and 19,536,070 and 19,304,401 issued and outstanding, respectively	195,361	193,044
Capital in excess of par value	267,292,539	263,885,376
Unrealized appreciation on investments	780,412	180,000
Accumulated realized gains on investments	1,675,403	1,739,015
Distributions in excess of investment income	(145,166)	(91,959)

Total Stockholders’ Equity	269,798,549	265,905,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,947,159	$270,107,818

Net asset value per common share	$13.81	$13.77

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2006

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Questia Media, Inc.	digital media	senior secured notes(3)(11)	$13,608,128	$13,608,128	$13,608,128
		(11.00%, due Jan. 28, 2009)

MortgageIT, Inc	financial services	senior secured notes(11)	30,000,000	30,000,000	30,000,000
		(6.50%, due March 29, 2007)

Klinger Advanced Aesthetics, Inc	medical services	senior secured notes(5)(11)	10,000,000	10,000,000	10,000,000
		(13.00%, due March 31, 2009)

The Endurance International Group, Inc	webhosting	senior secured notes(4)(5)(6)(11)	21,000,000	20,693,138	20,693,138
		(10.04%, due July 23, 2009)
		convertible preferred stock		377,300	377,300
		warrants to purchase convertible preferred stock(9)		46,000	46,000

Avue Technologies Corp	software	warrants to purchase common stock(9)		13,000	13,000

TrenStar, Inc	logistics technology	senior secured notes(3)(5)(11)	17,951,264	17,951,264	17,951,264
		(10.03%, due Sept. 1, 2009)
		warrants to purchase convertible preferred stock(9)		0	0

3001, Inc	geospatial imaging	senior unsecured notes(5)(11)	10,000,000	10,000,000	10,000,000
		(10.00%, due Oct. 1, 2010)
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc	satellite communications	senior secured notes(5)(6)(11)	17,000,000	16,812,085	16,812,085
		(10.96%, due Feb. 8, 2010)
		warrants to purchase common stock(9)		260,000	680,000

WHITTMANHART, Inc	IT consulting	senior secured notes(4)(5)(11)	5,000,000	5,000,000	5,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc	webhosting	senior secured notes(5)(7)(11)	1,900,000	1,900,000	1,900,000
		(13.00%, due March 28, 2009)

Falcon Communications, Inc	satellite communications	senior unsecured notes(5)(11)	6,000,000	6,000,000	6,000,000
		(10.00%, due March 31, 2011)
		common stock(9)		2,000,000	2,000,000

Climax Group, Inc	software	senior secured notes(4)(5)(6)	5,250,000	5,177,964	5,177,964
		(15.45%, due April 30, 2008)
		warrants to purchase common stock(9)		229,000	300,000

Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11)	13,500,000	13,340,056	13,340,056
		(10.50%, due June 30, 2010)
		warrants to purchase convertible preferred stock(9)		200,000	200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS - Continued

JUNE 30, 2006

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

NetQuote, Inc	web-based services	senior secured notes(5)(11)	$15,000,000	$15,000,000	$15,000,000
		(12.50%, due August 16, 2010)

StayOnline, Inc	Internet service provider	senior secured notes(5)(6)(11)	15,000,000	14,698,590	14,698,590
		(10.50%, due September 2, 2010)
		convertible preferred stock(9)		360,588	150,000

GenuTec Business Solutions, Inc	interactive voice messaging services	senior secured notes(5)(6)(11) (10.50%, due September 16, 2010)	15,000,000	14,936,736	14,936,736
		warrants to purchase common stock(9)		75,000	75,000

Mortgagebot Acquisitions, LLC	web-based services	senior secured notes(5)(11)	11,000,000	11,000,000	11,000,000
		(10.00%, due October 29, 2010)

AVIEL Systems, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,231,160	14,231,160
(f/k/a OPTIMUS Corporation)		(14.00%, due September 23, 2010)
		warrants to purchase common stock(9)		300,000	800,000

Network Solutions, LLC	domain name registration	senior secured notes(5)(7)(11)	9,950,000	9,977,639	9,977,639
		(10.50%, due January 9, 2012)

Group 329, LLC (d/b/a “The CAPS Group”)	digital arts imaging	senior secured term A notes(5)(6)(11) (10.64%, due February 28, 2011)	9,500,000	9,398,126	9,398,126
		warrants to purchase common stock(9)		110,000	110,000
		senior secured term B notes(5)(6)(11)	9,000,000	8,915,136	8,915,136
		(12.14%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	90,000

Data Transmission Network Corporation	information services	senior secured notes(5)(11)	5,000,000	5,000,000	5,000,000
		(13.30%, due September 10, 2013)

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(5)(11)	12,000,000	12,000,000	12,000,000
		(10.75%, due April 29, 2011)

Power Tools, Inc	software	senior secured notes(5)(6)(11)	12,000,000	11,661,270	11,661,270
		(12.00%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	350,000

Attachmate Corporation	enterprise software	senior secured notes(5)(11) (14.00%, due December 31, 2012)	3,500,000	3,500,000	3,500,000

Total investments				$288,712,180	$289,492,592

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS - Continued

JUNE 30, 2006

(UNAUDITED)

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at June 30, 2006, investments at fair value are categorized as follows: senior secured notes (92.9%), senior unsecured notes (11.2%), preferred stock (1.1%), common stock (1.1%), and warrants to purchase equity securities (1.0%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10 million), MortgageIT, Inc. ($20 million), TrenStar, Inc. ($15 million) and Endurance International Group, Inc. ($20 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $991,000; aggregate gross unrealized depreciation for federal income tax purposes is $210,588. Net unrealized appreciation is $780,412 based upon a tax cost basis of $288,712,180.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2005

(AUDITED)

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc	digital media	senior secured notes(3)(4)(11) (11.00%, due Jan. 28, 2009)	$12,039,331	$12,039,331	$12,039,331

MortgageIT, Inc.	financial services	senior secured notes(11) (5.50%, due March 29, 2007)	15,000,000	15,000,000	15,000,000

Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute)	medical services	senior secured notes(5)(11) (12.00%, due March 31, 2009)	10,000,000	10,000,000	10,000,000

The Endurance International Group, Inc.	webhosting	senior secured notes(4)(5)(6)(11) (10.04%, due July 23, 2009)	13,000,000	12,729,661	12,729,661
		convertible preferred stock(9)		345,000	345,000

DirectRevenue, LLC	Internet advertising	senior secured notes(6)(7)(11) (12.00%, due Aug. 19, 2007)	3,220,000	3,158,305	3,158,305
		warrants to purchase common units(9)		240,000	0

Avue Technologies Corp.	software	warrants to purchase common stock(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.03%, due Sept. 1, 2009)	17,074,493	17,074,493	17,074,493
		warrants to purchase convertible preferred stock(9)		—	—

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.00%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (10.00%, due Feb. 8, 2010)	17,000,000	16,786,198	16,786,198
		warrants to purchase common stock(9)		260,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (10.25%, due March 23, 2010)	5,000,000	5,000,000	5,000,000
		warrants to purchase common stock(9)		—	—
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000

CrystalTech WebHosting, Inc.	webhosting	senior secured notes(5)(11) (12.00%, due March 28, 2010)	8,000,000	8,000,000	8,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011)	6,000,000	6,000,000	6,000,000
		common stock(9)		2,000,000	2,000,000

Climax Group, Inc.	software	senior secured notes(5)(6) (14.00%, due April 30,2008)	5,000,000	4,924,350	4,924,350
		warrants to purchase common stock(9)		100,000	100,000

Willow CSN Incorported	virtual workforce services	senior secured notes(5)(6)(11) (10.50%, due June 30, 2010)	13,500,000	13,320,068	13,320,068
		warrants to purchase convertible preferred stock(9)		200,000	200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS - (Continued)

DECEMBER 31, 2005

(AUDITED)

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
NetQuote, Inc.	web-based services	senior secured notes(5) (11) (12.50%, due August 16, 2010)	$15,000,000	$15,000,000	$15,000,000

StayOnline, Inc.	Internet service provider	senior secured notes(5) (6) (11) (10.50%, due September 2, 2010)	15,000,000	14,662,937	14,662,937

		convertible preferred stock(9)		360,588	360,588

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5) (6) (11) (10.50%, due September 2, 2010)	15,000,000	14,929,271	14,929,271

		warrants to purchase common stock(9)		75,000	75,000

Mortgagebot Acquisitions, LLC	web-based services	senior secured notes(5) (11) (10.00%, due October 29, 2010)	11,000,000	11,000,000	11,000,000

OPTIMUS Corporation	IT consulting	senior unsecured notes(5)(11) (14.00%, due September 23, 2010)	14,500,000	14,200,000	14,200,000

		warrants to purchase common stock(9)		300,000	300,000

Total investments				$211,218,202	$211,398,202

(1)	We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specified conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at December 31, 2005, investments at fair value are categorized as follows: senior secured notes (65.3%), senior unsecured notes (11.4%), preferred stock (1.2%), common stock (1.1%) and warrants to purchase equity securities (0.5%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following collateral limits noted: Questia Media, Inc. ($9 million), TrenStar Inc. ($15 million) and Segovia, Inc. ($15 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $420,000; aggregate gross unrealized depreciation for federal income tax purposes is $240,000. Net unrealized appreciation is $180,000 based upon a tax cost basis of $211,218,202.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

INVESTMENT INCOME
Interest Income - debt investments	$7,302,626	$3,662,922	$13,331,058	$6,857,434
Interest Income - cash and cash equivalents	92,793	290,003	446,774	635,115
Other Income	1,068,682	766,064	1,894,759	1,456,269

Total Investment Income	8,464,101	4,718,989	15,672,591	8,948,818

EXPENSES
Salaries and benefits	130,164	102,341	260,346	191,451
Investment advisory fees	1,401,281	934,839	2,750,074	1,734,483
Professional fees	235,070	221,500	529,645	629,858
Interest expense	232,370	0	232,370	0
Insurance	20,482	25,232	40,739	50,000
Directors’ fees	49,750	32,250	82,000	64,500
Transfer agent and custodian fees	27,412	15,686	52,112	48,336
General and Administrative	91,924	96,589	134,572	134,228

Total Expenses	2,188,453	1,428,437	4,081,858	2,852,856

NET INVESTMENT INCOME	6,275,648	3,290,552	11,590,733	6,095,962

NET UNREALIZED APPRECIATION ON INVESTMENTS	811,000	—	600,412	—

NET REALIZED LOSSES ON INVESTMENTS	(221,952)	—	(63,612)	—

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$6,864,696	$3,290,552	$12,127,533	$6,095,962

Net increase in stockholders’ equity resulting from operations per common share:
Basic and Diluted	$0.35	$0.25	$0.63	$0.47
Weighted average shares of common stock outstanding:
Basic and Diluted	19,460,812	13,324,188	19,403,292	12,886,140

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Unrealized Appreciation on Investments	Accumulated Realized Gains on Investments	Distributions in Excess of Investment Income	Total Stockholders’ Equity

Balance at December 31, 2004	10,157,848	$101,578	$139,410,302	$—	$—	$(250,343)	$139,261,537
Net increase in stockholders’ equity resulting from operations	—	—	—	—	—	6,095,962	6,095,962
Shares issued in rights offering (net of offering expenses of $2,234,872)	3,115,666	31,157	41,443,649	—	—	—	41,474,806
Shares issued in connection with dividend reinvestment	118,790	1,188	1,764,379	—	—	—	1,765,567
Dividends declared	—	—	—	—	—	(4,522,978)	(4,522,978)

Balance at June 30, 2005	13,392,304	$133,923	$182,618,330	$—	$—	$1,322,641	$184,074,894

Balance at December 31, 2005	19,304,401	193,044	263,885,376	180,000	1,739,015	(91,959)	265,905,476
Net increase in stockholders’ equity resulting from operations	—	—	—	600,412	(63,612)	11,590,733	12,127,533
Shares issued in connection with dividend reinvestment	231,669	2,317	3,407,163	—	—	—	3,409,480
Dividends declared	—	—	—	—	—	(11,643,940)	(11,643,940)

Balance at June 30 2006	19,536,070	$195,361	$267,292,539	$780,412	$1,675,403	$(145,166)	$269,798,549

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORPORATION

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$12,127,533	$6,095,962
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Increase in investments due to PIK	(1,445,570)	(1,929,728)
Increase in non cash fee income	(114,500)	—
Net realized loss on investments	63,612	—
Net unrealized appreciation on investments	(600,412)	—
Increase in interest receivable	(707,404)	(557,840)
Decrease in prepaid expenses	40,740	28,851
(Increase) Decrease in other prepaid assets	(196,385)	162,557
Amortization of discounts	(245,560)	(173,166)
(Decrease) increase in investment advisory fee payable	(79,056)	243,940
Decrease in accrued expenses	(124,773)	(102,810)

Net Cash Provided By Operating Activities	8,718,225	3,767,766

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(86,780,300)	(67,503,358)
Repayments of principal	10,870,000	18,300,000
Proceeds from the sale of investments	931,826	—

Net Cash Used in Investing Activities	(74,978,474)	(49,203,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	43,709,678
Offering expenses from the issuance of common stock	—	(2,234,872)
Amounts borrowed under revolving credit facility	27,500,000	—
Amount borrowed under repurchase agreement	9,966,625	19,592,453
Dividends paid	(10,550,988)	(2,757,411)

Net Cash Provided By Financing Activities	26,915,637	58,309,848

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.	(39,344,612)	12,874,256
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,811,584	57,317,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,466,972	$70,191,654

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$3,409,480	$1,765,567
SUPPLEMENTAL DISCLOSURES
Portfolio investment purchased on June 30, 2005 and settled July 1, 2005	—	$13,500,000
Cash paid for interest	$392,484	—

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities, for which reliable market quotations are not readily available, are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged a third party valuation firm, Houlihan Lokey Howard & Zukin (“HLHZ”), to perform valuations of its investments. On July 26, 2006, upon the recommendation of the Company’s Valuation Committee, the Board of Directors approved a change in the Company’s valuation process, whereby HLHZ no longer prepares valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, (i) have a fair value as of the previous quarter of less than 1% of the Company’s total asset value as of the previous quarter; or (ii) have an estimated fair value below 1% of the Company’s anticipated total asset value for the current quarter as a result of the repayment of outstanding principal amounts during the current quarter.

An affiliate of HLHZ (the “HLHZ Affiliate”) owns a controlling interest in one of our new portfolio companies, American Integration Technologies, LLC. Certain HLHZ personnel who perform the valuation services hold investments (directly and/or indirectly) in the HLHZ Affiliate. TICC’s Board has considered the relative amount of the investment and believes that it does not effect HLHZ’s independence in performing its valuation services.

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

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share - net increase in stockholders’ equity resulting from operations	$6,864,696	$3,290,552	$12,127,533	$6,095,962
Denominator for basic and diluted income per share - weighted average shares	19,460,812	13,324,188	19,403,292	12,886,140
Basic and diluted net increase in stockholders’ equity resulting from operations per common share	$0.35	$0.25	$0.63	$0.47

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

JHC Capital Management, a registered investment adviser owned by Mr. Cohen, serves as the sub-adviser to the Royce Technology Value Fund. In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Royce are stockholders of TAC Acquisition Corp. On June 9, 2006, TAC Acquisition Corp. entered into an Agreement and Plan of Merger with AVIEL Systems, Inc., in which the Company currently has invested approximately $14.5 million in senior unsecured notes and warrants. In the event the proposed merger is approved, the Company anticipates that its senior unsecured notes would be repaid upon consummation of the merger. In addition, pursuant to the terms of the merger agreement, TAC Acquisition Corp. will assume the warrants to purchase shares of AVIEL common stock currently held by the Company. Upon a change of control or merger, the terms of the warrants provide that the Company shall have the right to receive upon exercise of the warrants, for a nominal exercise price, approximately $1.0 million in the form of shares of TAC Acquisition Corp. common stock (subject to adjustment in accordance with the terms of the merger agreement) and cash equal to approximately $1.4 million. The proposed merger remains subject to the satisfaction of certain conditions, including obtaining necessary regulatory and shareholder approvals.

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

For the quarters ended June 30, 2006 and 2005, TICC incurred investment advisory fees of $1,401,281 and $934,839; for the six months ended June 30, 2006 and 2005, respectively, TICC incurred investment advisory fees of $2,750,074 and $1,734,483, of which $1,419,757 and $940,962 remained payable to TIM at June 30, 2006 and 2005, respectively. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended June 30, 2006 and 2005, respectively, TICC incurred $130,164 and $102,341 in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2006 and 2005, respectively, TICC incurred $260,346 and $191,451 in such expenses, of which $60,018 and $18,660 remained payable at the end of the respective period. TICC also incurred $11,337 and $11,946 for reimbursement of facility costs for the three months ended June 30, 2006 and 2005, respectively; for the six months ended June 30, 2006 and 2005, respectively, TICC incurred $22,206 and $23,565 in such expenses, of which amounts $8,094 and $172, respectively, remained payable to BDC Partners at the end of each period.

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

On June 30, 2006, the Company paid a dividend of $0.30 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2006 was $13.81, and at December 31, 2005 was $13.77. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6, above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2006 and 2005, the Company recorded PIK income of $687,923 and $715,108, respectively, and a corresponding increase in the cost of the investment. For the six month periods ended June 30, 2006 and 2005, the Company recorded PIK income of $1,445,570 and $1,929,728, respectively.

In addition, the Company recorded original issue discount income (“OID”) of approximately $136,004 and $245,560 for the three months and six months ended June 30, 2006, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants. The Company had approximately $92,821 and $173,166 in OID income for the three months and six months ended June 30, 2005, respectively.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and six months ended June 30, 2006 and 2005, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three month and six month periods ending June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$13.75	$13.69	$13.77	$13.71

Net investment income	0.32	0.25	0.60	0.47
Net realized and unrealized gains(1)	0.04	0.00	0.04	0.01
Effect of shares issued, net of offering expenses	0.00	0.00	0.00	(0.11)

Total from investment operations	0.36	0.25	0.64	0.37

Distributions from net investment income	(0.30)	(0.20)	(0.60)	(0.34)

Net asset value at end of period	$13.81	$13.74	$13.81	$13.74

Per share market value at beginning of period	$14.54	$14.95	$15.10	$15.01
Per share market value at end of period	$14.65	$14.80	$14.65	$14.80
Total return(2)(3)	2.8%	0.3%	1.0%	0.9%
Shares outstanding at end of period	19,536,070	13,392,304	19,536,070	13,392,304

Ratios/Supplemental Data
Net assets at end of period	$269,798,549	$184,074,894	$269,798,549	$184,074,894
Average net assets	$269,421,571	$182,402,405	$268,423,898	$174,888,648
Ratio of expenses to average net assets - annualized	3.25%	3.13%	3.04%	3.26%
Ratio of net investment income to average net assets - annualized	9.32%	7.22%	8.64%	6.97%

(1)	Includes rounding adjustment to reconcile change in net asset value per share.
(2)	Amount not annualized.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2006 and December 31, 2005, respectively, cash and cash equivalents consisted of:

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Eurodollar Time Deposit (due 7/3/06 and 1/3/06)	$6,450,000	$15,700,000
U.S. Treasury Bill (due 7/3/06 and 1/12/06)	9,967,862	39,954,167

Total Cash Equivalents	16,417,862	55,654,167
Cash	49,110	157,417

Cash and Cash Equivalents	$16,466,972	$55,811,584

NOTE 12. COMMITMENTS

As of June 30, 2006, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $16.75 million were outstanding as of June 30, 2006 to The Endurance International Group ($9 million), WHITTMANHART, Inc. ($7 million) and Climax Group, Inc. ($750,000).

NOTE 13. REPURCHASE AGREEMENT

On June 30, 2006, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with State Street Bank & Trust for $9,966,625, which agreement was settled on July 3, 2006. A repurchase agreement is a form of collateralized borrowing under which a company sells a security to another party for cash and at the same time commits to repurchase that security at a later date for a stated price plus interest. The Repurchase Agreement was recorded at cost and was fully collateralized by a United States Treasury Bill with a carrying value of $9,967,862, maturing on July 27, 2006, and yielding 4.53%. The interest rate on the Repurchase Agreement was 5.35%.

NOTE 14. REVOLVING CREDIT AGREEMENT

As of June 30, 2006, the Company had an uncommitted $100 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada (“RBC”), as administrative agent and lender. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable at the earlier of one year from the date of the borrowing and the termination date of the Credit Facility; the Credit Facility has a termination date of April 11, 2008. The Company had borrowed $ 27.5 million under the credit agreement as of June 30, 2006.

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

NOTE 15. SUBSEQUENT EVENTS

On July 11, 2006, $10 million of senior secured notes of Klinger Advanced Aesthetics, Inc was fully repaid. At the same time, the Company funded an investment of $1.75 million in a new subordinated debt facility with warrants. Subsequently, on August 1, 2006, the Company completed the sale of these warrants for $750,000.

On July 17, 2006, the Company remitted $8 million to the Royal Bank of Canada, or RBC, to partially pay down its credit facility borrowings of $27.5 million; the Company had $19.5 million outstanding under its credit facility as of August 7, 2006. RBC serves as administrative agent and a lender under the Company’s credit facility.

On July 26, 2006, the Board of Directors declared a dividend of $0.32 per share for the third quarter, payable on September 29, 2006 to shareholders of record as of September 8, 2006.

On July 28, 2006, the Company completed a $750,000 investment in senior secured notes issued by Climax Group, an existing portfolio company, pursuant to a previously established commitment facility.

On July 31, 2006, the Company invested $3 million in senior secured notes issued by RedPrairie Corporation, a developer of supply chain execution software, providing warehousing, transportation and labor management logistics to the retail and manufacturing industry.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. We have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code, beginning with our 2003 taxable year.

Our investment activities are managed by Technology Investment Management, LLC, or TIM, a registered investment adviser under the Advisers Act of 1940. as amended, or the Advisers Act. TIM is owned by BDC Partners LLC, or BDC Partners, its managing member, and Royce & Associates, LLC, or Royce & Associates. Jonathan H. Cohen, our chief executive officer, and Saul B. Rosenthal, our president and chief operating officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the president of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TIM and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see Part II—Item 1A—”Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

        We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of June 30, 2006, our debt investments had stated interest rates of between 6.5% and 15.45% and maturity dates of between 9 and 87 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.2%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $688,000 and $1,446,000 for the three months and six months ended June 30, 2006, respectively.

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

During the quarter ended June 30, 2006, we closed approximately $36.8 million in portfolio investments, including additional debt investments of approximately $9.3 million in existing portfolio companies, and approximately $27.5 million of investments in new portfolio companies. A total of $6.3 million of principal in debt investments was repaid by our existing portfolio companies during the quarter ended June 30, 2006.

During the quarter ended June 30, 2006, we sold back to Direct Revenue, LLC our debt investment in that company, which generated a realized gain of approximately $18,000; at the same time, we surrendered our warrants in the company which were previously valued at zero, which created a realized loss of $240,000. Previously recorded unrealized depreciation of the same amount was reversed upon the consummation of this transaction.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized appreciation on investments of $780,412 as of June 30, 2006.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $289.5 million and $211.4 million at June 30, 2006 and December 31, 2005, respectively. The increase in investments during the six month period was due to newly originated debt investments of approximately $62.5 million, partially offset by debt repayments of approximately $10.9 million. The increase is also due to additional investments in existing portfolio companies of approximately $24.3 million, accrual of payment-in-kind interest of approximately $1.4 million and changes in fair value of approximately $0.5 million. During the quarter ended June 30, 2006, we originated investments in six portfolio companies (three of which were new portfolio companies and three of which were existing portfolio companies). Our gross originations and advances totaled approximately $36.8 million during the quarter ended June 30, 2006.

We receive payments in our portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2006 and the year ended December 31, 2005, we had repayments of $6.3 million and $29.5 million, respectively.

At June 30, 2006, we had investments in debt securities of, or loans to, twenty-three private companies, totaling approximately $280.9 million, and equity investments of approximately $8.7 million. At December 31, 2005, we had investments in debt securities of, or loans to, eighteen private companies, totaling approximately $203.8 million, and equity investments of approximately $7.6 million.

Total portfolio investment activity for the six months ended June 30, 2006 and the year ended December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$211.4	$82.1
Originations and Advances	86.8	159.5
Gross payments	(10.9)	(36.3)
Payment in Kind	1.4	3.8
Original Issue Discount	0.3	0.4
Net Unrealized Appreciation	0.6	0.2
Net Realized (Losses) Gains	(0.1)	1.7

Ending Investment Portfolio	$289.5	$211.4

The following table indicates the quarterly portfolio investment activity for the six months ended June 30, 2006 and the year ended December 31, 2005:

	New Investments	Repayments
	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2006	$36.8	$6.3
March 31, 2006	50.0	4.6

Total	86.8	10.9

December 31, 2005	8.5	10.6
September 30, 2005	70.0	0.6
June 30, 2005	37.5	16.9
March 31, 2005	43.5	1.4

Total	$159.5	$29.5

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2006 and December 31, 2005:

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$250.6	86.6%	$173.6	82.1%
Senior Unsecured Notes	30.2	10.5%	30.2	14.3%
Preferred Stock	3.0	1.0%	3.2	1.5%
Common Stock	3.0	1.0%	3.0	1.4%
Warrants	2.7	0.9%	1.4	0.7%

Total	$289.5	100.0%	$211.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Financial services	$30.0	10.4%	$15.0	7.1%
Web-based services	26.0	9.0%	26.0	12.3%
Satellite communications	25.5	8.8%	25.5	12.0%
Webhosting	23.0	8.0%	21.1	10.0%
IT consulting	20.5	7.1%	20.0	9.5%
Digital imaging	18.5	6.4%	—	0.0%
Logistics technology	18.0	6.2%	17.1	8.1%
Software	17.5	6.0%	5.0	2.4%
Interactive voice messaging service	15.0	5.2%	15.0	7.1%
Internet service provider	14.9	5.1%	15.0	7.1%
Digital media	13.6	4.7%	12.0	5.7%
Virtual workforce services	13.5	4.7%	13.5	6.4%
Geospatial imaging	13.0	4.5%	13.0	6.1%
Semiconductor capital equipment	12.0	4.1%	—	0.0%
Domain name registration	10.0	3.4%	—	0.0%
Medical services	10.0	3.5%	10.0	4.7%
Information services	5.0	1.7%	—	0.0%
Enterprise software	3.5	1.2%	—	0.0%
Internet advertising	—	0.0%	3.2	1.5%

	$289.5	100.0%	$211.4	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. Our portfolio has become increasingly diversified across both industries and asset class. We intend to continue to maintain a diverse portfolio; however, we have no policy with respect to the level of our diversification and we do not intend to operate as a “diversified company” within the meaning of the 1940 Act.

We believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these potential transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2006 and December 31, 2005, respectively, our portfolio had a weighted average grade of 1.9, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2006 and December 31, 2005, our debt investment portfolio was graded as follows:

		June 30, 2006		December 31, 2005
Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$52.7	18.7%	$52.5	25.8%
2	Full repayment of principal and interest is expected	198.1	70.6%	119.3	58.5%
3	Requires closer monitoring, but full repayment of principal and interest is expected	30.1	10.7%	32.0	15.7%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	—	0.0%	—	0.0%

		$280.9	100.0%	$203.8	100.0%

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

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March, 2004, the Company has engaged a third party valuation firm of Houlihan Lokey Howard & Zukin, or HLHZ, to perform valuations of its investments. On July 26, 2006, upon the recommendation of the Company’s Valuation Committee, the Board of Directors approved a change in the Company’s valuation process, whereby HLHZ no longer prepares valuations for any portfolio investments that, when combined with all other investments in the same portfolio company, (i) have a fair value as of the previous quarter of less than 1% of the Company’s total asset value as of the previous quarter; or (ii) have an estimated fair value below 1% of the Company’s anticipated total asset value for the current quarter as a result of the repayment of outstanding principal amounts during the current quarter. The Board of Directors uses the recommended valuations as prepared by TIM and HLHZ, respectively, as a component of the foundation for its final fair value determination.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2006 to the three months ended June 30, 2005.

Investment Income

Investment income for the three months ended June 30, 2006 was approximately $8.5 million compared to approximately $4.7 million for the three months ended June 30, 2005. The increase resulted primarily from our portfolio investing activities throughout 2005 and early 2006, as the debt investment portfolio increased from $146.9 million to $280.9 million. For the quarter ended June 30, 2006 investment income consisted of approximately $6.5 million in cash interest from portfolio investments, approximately $0.1 million in cash interest from cash and cash equivalents, approximately $0.7 million in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $137,000. For the quarter ended June 30, 2005 investment income consisted of approximately $2.8 million in cash interest from portfolio investments, approximately $0.3 million in cash interest from cash and cash equivalents, approximately $0.7 million in PIK interest from two investments, and amortization of original issue discount of approximately $93,000. As of June 30, 2006, one of the two portfolio investments which remitted PIK interest income will remit in the form of cash payment as a result of terms stated in the respective note purchase agreement. As a percentage of total investment income, PIK interest for the quarter ended June 30, 2006 was approximately 8.1%, down from 15.1% for the three months ended June 30, 2005.

As of June 30, 2006, our debt investments had stated interest rates of between 6.5% and 15.45% and maturity dates of between 9 and 87 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.2% compared to 10.6% as of June 30, 2005. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended June 30, 2006, other income of approximately $1.1 million was recorded, consisting primarily of non-recurring origination fees earned in connection with new investments and dividends of approximately $270,000, compared to fee income of approximately $766,000 for the same period in 2005.

Operating Expenses

Operating expenses for the quarter ended June 30, 2006 were approximately $2.2 million. This amount consisted primarily of investment advisory fees, professional fees, interest expense, salaries and benefits, and general and administrative expenses. This was an increase of approximately $760,000 from the quarter ended June 30, 2005, which was attributable primarily to an increase of $466,000 in our investment advisory fees and an increase of $232,000 in interest expense. Our operating expenses for the quarter ended June 30, 2005 were approximately $1.4 million.

The investment advisory fee for the second quarter of 2006 was approximately $1.4 million, representing the base fee and an incentive fee of approximately $5,000 as provided for in the investment advisory agreement. The investment advisory fee in the comparable period in 2005 was approximately $935,000 which consisted of the base fee for the period. The increase of approximately $466,000 is due to an increase in average gross assets. At June 30, 2006 and December 31, 2005, respectively, approximately $1.4 million and approximately $1.5 million of investment advisory fees remained payable to TIM.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $235,000 for the quarter ended June 30, 2006, compared to approximately $222,000 for the quarter ended June 30, 2005. The variance is directly related to an increase of approximately $21,000 in valuation fees largely offset by a reduction of approximately $17,000 in legal fees for general corporate matters.

Interest expense was approximately $232,000 for the quarter ended June 30, 2006 compared to $0 for the same quarter in the prior year, as a result of borrowings under the credit facility during the second quarter. The average interest rate on the amounts borrowed was 7.47%.

Salaries and benefits were approximately $130,000 for the quarter ended June 30, 2006, compared to approximately $102,000 for the quarter ending June 30, 2005, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $28,000 from 2005 reflects the accrual of estimated bonuses. At June 30, 2006 and December 31, 2005, respectively, approximately $60,000 and $0 of compensation expenses remained payable to BDC Partners.

        General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $92,000 for the three months ended June 30, 2006 compared to approximately $97,000 for the same period in 2005. Office supplies, facilities costs and other expenses, are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2006 the Company had net realized losses on investments of approximately $222,000, resulting primarily from the loss on the surrender of warrants in DirectRevenue ($240,000) in connection with the early repayment of notes; the Company realized an offsetting gain of approximately $18,000 on the notes that were repaid by Direct Revenue. The realized loss on the warrants was effectively offset by the reversal of the unrealized depreciation, which was previously recorded on the warrants. The Company also had unrealized appreciation associated with its equity investments in AVIEL Systems, Inc. ($500,000) and Climax Group, Inc. ($71,000). The Company had no realized or unrealized gains or losses on investments for the three months ended June 30, 2005.

The increase in the fair value of the Company’s investment in the warrants of AVIEL Systems, Inc. is based, among other things, on a third party valuation analysis of the enterprise value of the company. TAC Acquisition Corp., a related party to TICC, has announced a proposed acquisition of AVIEL. See “Related Parties” below.

Net Increase in Stockholders’ Equity from Operations

The Company had a net increase in stockholders’ equity resulting from operations of approximately $6.9 million for the quarter ended June 30, 2006 compared to an increase of approximately $3.3 million for the comparable period in 2005. This increase was attributable primarily to the increase in interest income from debt investments as number and amount of portfolio investments increases.

Based on a weighted-average of 19,460,812 shares outstanding (basic and diluted), the net increase in stockholders’ equity from operations per common share for the quarter ended June 30, 2006 was approximately $0.35 for basic and diluted earnings, compared to $0.25 per share for the same period in 2005.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2006 to the six months ended June 30, 2005.

Investment Income

Investment income for the six months ended June 30, 2006 was approximately $15.7 million compared to approximately $8.9 million for the six months ended June 30, 2005. The increase resulted primarily from our portfolio investing activities throughout 2005 and early 2006. For the six months ended June 30, 2006 investment income consisted of approximately $11.6 million in cash interest from portfolio investments, approximately $0.4 million in cash interest from cash and cash equivalents, approximately $1.4 million in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $246,000. For the six months ended June 30, 2005 investment income consisted of approximately $4.8 million in cash interest from portfolio investments, approximately $0.6 million in cash interest from cash and cash equivalents, approximately $1.9 million in PIK interest from two of our investments, and amortization of original issue discount of approximately $173,000. The decrease in PIK interest income from two of our investments for the six months ended June 30, 2006 compared with the same period during 2005 was attributable primarily to the elimination of certain PIK interest payments as well as the conversion to cash interest payments as of June 30, 2006.

As of June 30, 2006, our debt investments had stated interest rates of between 6.5% and 15.45% and maturity dates of between 9 and 87 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.2% compared to 10.6% as of June 30, 2005. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the six months ended June 30, 2006, other income of approximately $1.9 million was recorded, consisting primarily of non-recurring origination fees earned in connection with new investments, compared to fee income of approximately $1.5 million for the same period in 2005.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 were approximately $4.1 million compared to approximately $2.9 million for the six months ended June 30, 2005. This amount consisted primarily of investment advisory fees, professional fees, interest expense, salaries and benefits, and general and administrative expenses. The increase of approximately $1.2 million over the same period in 2005, was attributable primarily to an increase of $1.0 million in our investment advisory fees, an increase of approximately $69,000 in compensation expense, and an increase of $232,000 in interest expense.

The investment advisory fee for the six months ended June 30, 2006 was approximately $2.8 million, representing the base fee and an incentive fee of approximately $5,000 as provided for in the investment advisory agreement. The investment advisory fee in the comparable period in 2005 was approximately $1.7 million which consisted of the base fee for the period. The increase of approximately $1.0 million is due to an increase in average gross assets. At June 30, 2006 and December 31, 2005, respectively, approximately $1.4 million and approximately $1.5 million of investment advisory fees remained payable to TIM.

Salaries and benefits were approximately $260,000 for the six months ended June 30, 2006, compared to approximately $191,000 for the same period in 2005, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $69,000 from 2005 reflects primarily the accrual of estimated bonuses. At June 30, 2006 and December 31, 2005, respectively, approximately $60,000 and $0 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $530,000 for the six months ended June 30, 2006, compared to approximately $630,000 for the six months ended June 30, 2005. The variance is directly related to a decrease in audit fees of approximately $49,000 associated with our compliance with the Sarbanes-Oxley Act of 2002 and a decrease of approximately $61,000 in legal fees for general corporate matters, offset to a degree by an increase of approximately $20,000 for valuation services.

Interest expense was approximately $232,000 for the six months ended June 30, 2006 compared to $0 for the same period in the prior year. The amount outstanding under our credit facility was approximately $27.5 million as of June 30, 2006 versus $0 as of June 30, 2005. The average interest rate on the amounts borrowed under the credit facility during the second quarter was approximately 7.47%.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $135,000 for the six months ended June 30, 2006 compared to approximately $134,000 for the same period in 2005. Office supplies, facilities costs and other expenses, are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2006 the Company had net realized losses on investments of approximately $64,000 resulting primarily from the loss on the surrender of warrants in DirectRevenue in connection with the early repayment of its outstanding notes, offset to a degree by the realized gain from the repayment of the DirectRevenue notes and from the contingent payments of approximately $158,000, received in the first quarter of 2006 related to the sale of our investment in Innovation Interactive. Unrealized appreciation of approximately $600,000 resulted from reversal of the previously recorded unrealized loss on the DirectRevenue warrants ($240,000) and increases in the fair value of warrants in AVIEL Systems, Inc. ($500,000) and Climax Group, Inc. warrants ($71,000), offset by the unrealized depreciation on warrants in StayOnline ($211,000). The Company had no realized or unrealized gains or losses on investments for the six months ended June 30, 2005.

The increase in the fair value of the Company’s investment in the warrants of AVIEL Systems, Inc. is based, among other things, on a third party valuation analysis of the enterprise value of the company. TAC Acquisition Corp., a related party to TICC, has announced a proposed acquisition of AVIEL. See “Related Parties” below.

Net Increase in Stockholders’ Equity from Operations

The Company had a net increase in stockholders’ equity resulting from operations of approximately $12.1 million for the six months ended June 30, 2006 compared to an increase of approximately $6.1 million for the comparable period in 2005. This increase was attributable primarily to the increase in interest income from debt investments as the number and amount of portfolio investments increases. Based on a weighted-average of 19,403,292 shares outstanding (basic and diluted), the net increase in stockholders’ equity from operations per common share for the six months ended June 30, 2006 was approximately $0.63 for basic and diluted earnings, compared to $0.47 per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006, cash and cash equivalents decreased from approximately $55.8 million at the beginning of the period to approximately $16.5 million at the end of the period. Cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $8.7 million, reflecting net investment income, offset by non-cash income related to PIK interest and OID, and the increase in interest receivable. Net cash used in investing activities was approximately $75.0 million, reflecting new investments of approximately $86.8 million offset by principal repayments of approximately $10.9 million and the proceeds of the sale of investments of approximately $0.9 million. At the end of the period, additional cash was provided by borrowing under the credit facility and a repurchase agreement; a substantial outflow from financing activities was the payment of dividends of approximately $10.6 million.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

Contractual Obligations

        In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $2.8 million for investment advisory services and $309,000 for administrative services for the six months ended June 30, 2006.

Off-Balance Sheet Arrangements

We currently engage in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, as of June 30, 2006, we had unused commitments to extend credit to our existing portfolio companies of approximately $16.75 million, which are not reflected on our balance sheet.

Borrowings

At June 30, 2006 and December 31, 2005, respectively, we had outstanding borrowings of $27.5 million and $0, respectively, under our Senior Secured Revolving Credit Facility. The following table shows the facility amounts and outstanding borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$100.0	$27.5	$100.0	$—

On April 11, 2006, we entered into an amended and restated credit facility, with the RBC as agent and a lender under the amended and restated credit facility, and BB&T as an additional lender. Under the amended and restated credit facility, the amount of our credit facility was established at $100 million, with each lender providing $50 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable at the earlier of one year from the date of the borrowing and the termination date of the credit facility; the credit facility has a termination date of April 11, 2008.

Under the credit facility agreement we must satisfy monthly several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, we must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
July 26, 2006	September 8, 2006	September 29, 2006	$0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			0.92

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(1)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(1)

Total Distributions:			$2.36	(1)(2)

(1)	Includes a return of capital of $0.10 per share for tax purposes.
(2)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

The Company has a number of business relationships with affiliated or related parties, including:

•	We have entered into an investment advisory agreement with TIM. TIM is controlled by BDC Partners, its managing member. In addition to BDC Partners, TIM is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TIM, manages the business and internal affairs of TIM. In addition, BDC Partners provides us with office facilities and administrative services pursuant to an administration agreement.

•	Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Charles Royce, the Chairman of our Board of Directors, are stockholders of TAC Acquisition Corp. On June 9, 2006, TAC Acquisition Corp. entered into an Agreement and Plan of Merger with AVIEL Systems, Inc., in which TICC currently has invested approximately $14.5 million in senior unsecured notes and warrants. In the event the proposed merger is approved, we anticipate that TICC’s senior unsecured notes would be repaid upon consummation of the merger. In addition, pursuant to the terms of the merger agreement, TAC Acquisition Corp. will assume the warrants to purchase shares of AVIEL common stock currently held by TICC. Upon a change of control or merger, the terms of the warrants provide we shall have the right to receive upon exercise of the warrants, for a nominal exercise price, approximately $1.0 million in the form of shares of TAC Acquisition Corp. common stock (subject to adjustment in accordance with the terms of the merger agreement) and cash equal to approximately $1.4 million. The proposed merger remains subject to the satisfaction of certain conditions, including obtaining necessary regulatory and shareholder approvals.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of foreign companies operating in the technology-related sector. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Mr. Conroy serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited.

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report.

RECENT DEVELOPMENTS

On July 11, 2006, the $10 million of senior secured notes of Klinger Advanced Aesthetics, Inc. was fully repaid. At the same time, we funded an investment of $1.75 million in a new subordinated debt facility with warrants. Subsequently, on August 1, 2006, we completed the sale of these warrants for $750,000.

On July 17, 2006, we remitted $8 million to the Royal Bank of Canada, or RBC, to partially pay down our credit facility borrowings of $27.5 million; we had $19.5 million outstanding under our credit facility as of August 7, 2006. RBC serves as administrative agent and a lender under our credit facility.

On July 26, 2006, we declared a cash dividend of $0.32 per share payable September 29, 2006 to holders of record on September 8, 2006.

On July 28, 2006, we completed a $750,000 investment in senior secured notes issued by Climax Group, an existing portfolio company, pursuant to a previously established commitment facility.

On July 31, 2006, we invested $3 million in senior secured notes issued by RedPrairie Corporation a developer of supply chain execution software, providing warehousing, transportation and labor management logistics to the retail and manufacturing industry.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2006, two debt investments in our portfolio were at fixed rates, and the remaining twenty-one debt investments were at variable rates, representing approximately $43.6 million and $240.6 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders’ equity resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of June 30, 2006. We have also assumed a borrowing of $27.5 million under the credit facility. Under this analysis, the increase in stockholders’ equity would be approximately $2.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Valuation Committee also utilizes the services of HLHZ, a third party valuation firm, which prepares valuations for each of our portfolio investments other than those that, when combined with all other investments in the same portfolio company, (i) have a fair value as of the previous quarter of less than 1% of our net asset value as of the previous quarter; or (ii) have an estimated fair value below 1% of our anticipated net asset value for the current quarter as a result of the repayment of outstanding principal amounts during the current quarter. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

The management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of our incentive fee is payable if our net investment income for a calendar quarter exceeds a designated “hurdle rate.” This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a default of the obligor.

We borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

We currently have $100 million available to us under a credit facility of which we have borrowed $19.5 million as of August 7, 2006. RBC serves as administrative agent and a lender under our credit facility. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TIM, will be payable on our gross assets, including those assets acquired through the use of leverage, TIM may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TIM.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We have $100 million available to us under a credit facility with RBC; we had $19.5 million outstanding under our credit facility as of August 7, 2006.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 19,536,070 are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As of August 7, 2006, we had approximately $19.5 million outstanding under a credit facility with RBC. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive Officer of TIM, BDC Partners and TICC, is a principal of JHC Capital Management, LLC, a registered investment adviser. Mr. Cohen also manages the Royce Technology Value Fund. Steven P. Novak, one of our independent directors, is also the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser.

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

In addition, on June 9, 2006, TAC Acquisition Corp. entered into an Agreement and Plan of Merger with AVIEL Systems, Inc., in which TICC currently has invested approximately $14.5 million in senior unsecured notes and warrants. In the event the proposed merger is approved, we anticipate that TICC’s senior unsecured notes would be repaid upon consummation of the merger. In addition, pursuant to the terms of the merger agreement, TAC Acquisition Corp. will assume the warrants to purchase shares of AVIEL common stock currently held by TICC. Upon a change of control or merger, the terms of the warrants provide we shall have the right to receive upon exercise of the warrants, for a nominal exercise price, approximately $1.0 million in the form of shares of TAC Acquisition Corp. common stock (subject to adjustment in accordance with the terms of the merger agreement) and cash equal to approximately $1.4 million. The proposed merger remains subject to the satisfaction of certain conditions, including obtaining necessary regulatory and shareholder approvals.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. During the second and third quarters of 2004, and during the second quarter of 2006, our shares of common stock traded at a discount to the net asset value attributable to those shares.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2006, we issued a total of 76,094 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2006, we held our Annual Meeting of Shareholders in Greenwich, Connecticut. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below.

1. Election of Directors: Shareholders elected two directors of the Company, who will each serve for three years, or until their respective successors are elected and qualified. Votes were cast as follows:

	FOR	ABSTAIN
Jonathan H. Cohen	13,930,799	4,851,189
G. Peter O’Brien	18,657,923	123,065

The following directors are continuing as directors of the Company for their respective terms – Charles M. Royce, Steven P. Novak and Tonia L. Pankopf.

2. Ratification of selection of independent auditors: To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. Votes were cast as follows:

FOR	AGAINST	ABSTAIN
18,709,330	58,714	12,943

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

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: August 8, 2006	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: August 8, 2006	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting and Financial Officer)