Form 10-Q
period 2006-09-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2006-11-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 7, 2006 was 19,616,153.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
ASSETS
Investments, at fair value (cost: $295,226,313 @ 9/30/06; $211,218,202 @ 12/31/05)
Non-affiliated investments	$277,271,930	$211,398,202
Affiliated investments	19,043,691	—

Total investments at fair value	296,315,621	211,398,202

Cash and cash equivalents	15,658,237	55,811,584
Interest receivable	2,948,251	2,025,931
Securities sold not settled	—	773,486
Prepaid expenses and other assets	207,046	98,615

TOTAL ASSETS	$315,129,155	$270,107,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Investment advisory fee payable to affiliate	1,494,463	1,498,813
Dividends payable	—	2,316,528
Accrued expenses	656,485	387,001
Loans payable	41,500,000	—

Total Liabilities	43,650,948	4,202,342

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized, and 19,616,153 and 19,304,401 issued and outstanding, respectively	196,162	193,044
Capital in excess of par value	268,463,349	263,885,376
Unrealized appreciation on investments	1,089,308	180,000
Accumulated realized gains on investments	245,598	1,739,015
Distributions less than (in excess of) investment income	1,483,790	(91,959)

Total Stockholders’ Equity	271,478,207	265,905,476

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,129,155	$270,107,818

Net asset value per common share	$13.84	$13.77

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(4)(11) (11.00%, due Jan. 28, 2009)	$13,608,128	$13,608,128	$13,608,128
MortgageIT, Inc.	financial services	senior secured notes(11) (6.50%, due March 29, 2007)	15,000,000	15,000,000	15,000,000
Klinger Advanced Aesthetics, Inc.	medical services	subordinated notes(3) (12.00%, due July 1, 2010)	1,750,000	1,078,817	1,078,817
The Endurance International Group, Inc.	webhosting	senior secured notes (4)(5)(6)(11) (10.99%, due July 23, 2009)	21,000,000	20,717,211	20,717,211
		convertible preferred stock(9)		377,300	377,300
		warrants to purchase convertible preferred stock(9)		46,000	46,000
Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000
Trenstar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.72%, due Sept. 1, 2009)	17,451,264	17,451,264	17,451,264
		warrants to purchase convertible preferred stock(9)		0	0
3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (11.00%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000
Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (12.96%, due Feb. 8, 2010)	16,750,000	16,575,046	16,575,046
		warrants to purchase common stock(9)		600,000	680,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (11.58%, due March 23, 2010)	5,000,000	5,000,000	5,000,000
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000
CrystalTech Webhosting, Inc.	webhosting	senior secured notes(5)(7)(11) (13.00%, due March 28, 2008)	1,400,000	1,400,000	1,400,000
Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011)	6,000,000	6,000,000	6,000,000
		common stock(9)		2,000,000	2,000,000
		warrants to purchase common stock (9)		0	0
Climax Group, Inc.	software	senior secured notes(5)(6) (15.45%, due April 30, 2008)	6,000,000	5,939,064	5,939,064
		warrants to purchase common stock(9)		229,000	600,000
Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11) (11.92%, due June 30, 2010)	10,500,000	10,350,282	10,350,282
		warrants to purchase convertible preferred stock (9)		200,000	200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS - Continued

SEPTEMBER 30, 2006

(UNAUDITED)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
NetQuote, Inc.	web-based services	senior secured notes(5)(11) (13.50%, due August 16, 2010)	$15,000,000	$15,000,000	$15,000,000
StayOnline, Inc.	Internet service provider	senior secured notes(5)(6)(11) (11.50%, due September 2, 2010)	15,000,000	14,716,449	14,716,449
		convertible preferred stock(9)		360,588	0
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(11) (12.20%, due September 16, 2010)	15,000,000	14,940,470	14,940,470
		warrants to purchase common stock(9)		91,337	75,000
Aviel Services, Inc. (f/k/a OPTIMUS Corporation)	IT consulting	senior unsecured notes(5)(6)(11) (14.57%, due September 23, 2010)	14,500,000	14,246,703	14,246,703
		warrants to purchase common stock(9)		300,000	1,200,000
Network Solutions, LLC	domain name registration	senior secured notes(5)(7)(11) (10.37%, due January 9, 2012)	9,925,000	9,890,829	9,925,000
Group 329, LLC (d/b/a “The CAPS Group”)	digital arts imaging	senior secured term A notes(5)(6)(11) (10.64%, due February 28, 2011)	9,500,000	9,420,652	9,420,652
		warrants to purchase common stock(9)		110,000	110,000
		senior secured term B notes(5)(6)(11) (12.14%, due February 28, 2012)	9,000,000	8,919,055	8,919,055
		warrants to purchase common stock(9)		90,000	90,000
Data Transmission Network Corporation	information services	senior secured notes(5)(11) (13.39%, due September 10, 2013)	5,000,000	5,000,000	5,000,000
American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(11) (10.75%, due April 29, 2011)	12,000,000	12,000,000	12,000,000
Power Tools, Inc.	software	senior secured notes(5)(6)(11) (12.00%, due May 16, 2011)	11,750,000	11,433,523	11,433,523
		warrants to purchase common stock(9)		350,000	350,000
Attachmate Corporation	enterprise software	senior secured notes(5)(11) (12.12%, due December 30, 2012)	3,500,000	3,500,000	3,517,500
RedPrairie Corporation	enterprise software	senior secured notes (5) (11.90%, due January 20, 2013)	3,000,000	3,000,000	3,007,500
Iridium Satellite LLC	satellite communications	senior secured first lien tranche A notes (5)(6)(7)(11) (9.74%, due June 30, 2010)	$2,931,122	$2,902,791	$2,916,466
		senior secured first lien tranche B notes(5)(6)(11) (9.74%, due July 27, 2011)	3,000,000	2,941,856	2,917,500
		senior secured second lien notes(5)(6)(11) (13.74%, due July 27, 2012)	2,000,000	1,941,404	1,950,000
Algorithmic Implementation, Inc. (d/b/a Ai Squared) (12)	software	senior secured notes(5)(6)(11) (11.40%, due September 11, 2010)	22,000,000	19,043,691	19,043,691
		common stock(9)		3,000,000	3,000,000
NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11) (11.33%, due September 7, 2008)	12,000,000	11,941,853	12,000,000

Total investments				$295,226,313	$296,315,621

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS - Continued

SEPTEMBER 30, 2006

(UNAUDITED)

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”).

In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.

(3)	Investment includes payment-in-kind interest.

(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.

(5)	Notes bear interest at variable rates.

(6)	Cost and fair value reflect accretion of original issue discount.

(7)	Cost and fair value reflect repayment of principal.

(8)	Preferred stock and common stock indirectly held through limited liability company interests.

(9)	Non-income producing at the relevant period end.

(10)	As a percentage of net assets at September 30, 2006, investments at fair value are categorized as follows: senior secured notes (93.5%), senior unsecured notes (11.1%), preferred stock (1.1%), common stock (2.2%), and warrants to purchase equity securities (1.25%).

(11)	Debt investment pledged as collateral under the Company's revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10 million), Ai Squared ($20 million), TrenStar, Inc. ($15 million) and Endurance International Group, Inc. ($20 million).

(12)	We own in excess of 25% of the voting securities of Algorithmic Implementation, Inc. (d/b/a Ai Squared), and may therefore be deemed an “affiliate” and may be presumed to “control” Ai Squared, in each case as such terms are defined in the 1940 Act.

(13)	Aggregate gross unrealized capital appreciation for federal income tax purposes is $1,490,589; aggregate gross unrealized capital depreciation for federal income tax purposes is $401,281. Net unrealized capital appreciation is $1,089,308 based upon a tax cost basis of $295,226,313.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2005

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc	digital media	senior secured notes(3)(4)(11) (11.00%, due Jan. 28, 2009)	$12,039,331	$12,039,331	$12,039,331
MortgageIT, Inc.	financial services	senior secured notes(11) (5.50%, due March 29, 2007)	15,000,000	15,000,000	15,000,000
Klinger Advanced Aesthetics, Inc. (f/k/a Advanced Aesthetics Institute)	medical services	senior secured notes(5)(11) (12.00%, due March 31, 2009)	10,000,000	10,000,000	10,000,000
The Endurance International Group, Inc.	webhosting	senior secured notes(4)(5)(6)(11) (10.04%, due July 23, 2009)	13,000,000	12,729,661	12,729,661
		convertible preferred stock(9)		345,000	345,000
DirectRevenue, LLC	Internet advertising	senior secured notes(6)(7)(11) (12.00%, due Aug. 19, 2007)	3,220,000	3,158,305	3,158,305
		warrants to purchase common units(9)		240,000	0
Avue Technologies Corp.	software	warrants to purchase common stock(9)		13,000	13,000
TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.03%, due Sept. 1, 2009)	17,074,493	17,074,493	17,074,493
		warrants to purchase convertible preferred stock(9)		—	—
3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.00%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000
Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (10.00%, due Feb. 8, 2010)	17,000,000	16,786,198	16,786,198
		warrants to purchase common stock(9)		260,000	680,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (10.25%, due March 23, 2010)	5,000,000	5,000,000	5,000,000
		warrants to purchase common stock(9)		—	—
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000
CrystalTech WebHosting, Inc.	webhosting	senior secured notes(5)(11) (12.00%, due March 28, 2010)	8,000,000	8,000,000	8,000,000
Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011)	6,000,000	6,000,000	6,000,000
		common stock(9)		2,000,000	2,000,000
Climax Group, Inc.	software	senior secured notes(5)(6) (14.00%, due April 30, 2008)	5,000,000	4,924,350	4,924,350
		warrants to purchase common stock(9)		100,000	100,000
Willow CSN Incorported	virtual workforce services	senior secured notes(5)(6)(11) (10.50%, due June 30, 2010)	13,500,000	13,320,068	13,320,068
		warrants to purchase convertible preferred stock(9)		200,000	200,000

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

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
INVESTMENT INCOME
From non-affiliated investments:
Interest income - debt investments	$8,100,962	$4,725,201	$21,432,020	$11,582,635
Interest income - cash and cash equivalents	108,659	217,752	555,433	852,867
Other income	399,359	1,556,100	2,294,118	3,012,369

Total investment income from non-affiliated investments	8,608,980	6,499,053	24,281,571	15,447,871

From affiliated investments:
Interest income - debt investments	183,024	—	183,024	—

Total investment income from affiliated investments	183,024	—	183,024	—

Total investment income	8,792,004	6,499,053	24,464,595	15,447,871

EXPENSES
Salaries and benefits	222,711	427,862	483,057	619,313
Investment advisory fees	1,494,463	1,026,746	4,244,537	2,761,229
Professional fees	217,160	294,050	746,805	923,908
Interest expense	556,664	91,874	789,034	91,874
Insurance	20,708	25,318	61,447	75,318
Directors’ fees	41,000	38,250	123,000	102,750
Transfer agent and custodian fees	26,900	23,065	79,012	71,401
General and administrative	70,915	91,382	205,487	225,610

Total expenses	2,650,521	2,018,547	6,732,379	4,871,403

NET INVESTMENT INCOME	6,141,483	4,480,506	17,732,216	10,576,468

NET UNREALIZED CAPITAL APPRECIATION ON NON-AFFILIATED INVESTMENTS	308,896	239,000	909,308	239,000

NET REALIZED CAPITAL GAINS ON NON-AFFILIATED INVESTMENTS	309,210	0	245,598	0

NET INCREASE IN STOCKHOLDERS' EQUITY RESULTING FROM OPERATIONS	$6,759,589	$4,719,506	$18,887,122	$10,815,468

Net increase in stockholders’ equity resulting from operations per common share:
Basic and Diluted	$0.35	$0.35	$0.97	$0.83
Weighted average shares of common stock outstanding:
Basic and Diluted	19,537,811	13,393,082	19,448,624	13,056,977

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Unrealized Appreciation on Investments	Accumulated Realized Gains on Investments	Distributions Less than (in Excess of) Investment Income	Total Stockholders’ Equity
Balance at December 31, 2004	10,157,848	$101,578	$139,410,302	$—	$—	$(250,343)	$139,261,537
Net increase in stockholders’ equity resulting from operations	—	—	—	239,000	—	10,576,468	10,815,468
Shares issued in rights offering (net of offering expenses of $2,234,872)	3,115,666	31,157	41,443,649	—	—	—	41,474,806
Shares issued in connection with dividend reinvestment	190,338	1,904	2,893,397	—	—	—	2,895,301
Dividends declared	—	—	—	—	—	(7,871,054)	(7,871,054)

Balance at September 30, 2005	13,463,852	$134,639	$183,747,348	$239,000	$—	$2,455,071	$186,576,058

Balance at December 31, 2005	19,304,401	193,044	263,885,376	180,000	1,739,015	(91,959)	265,905,476
Net increase in stockholders’ equity resulting from operations	—	—	—	909,308	245,598	17,732,216	18,887,122
Shares issued in connection with dividend reinvestment	311,752	3,118	4,577,973	—	—	—	4,581,091
Dividends declared	—	—	—	—	(1,739,015)	(16,156,467)	(17,895,482)

Balance at September 30, 2006	19,616,153	$196,162	$268,463,349	$1,089,308	$245,598	$1,483,790	$271,478,207

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$18,887,122	$10,815,468
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Increase in investments due to PIK	(1,492,173)	(3,060,069)
Increase in non-cash fee income	(470,837)	—
Net realized gain on non-affiliated investments	(245,598)	—
Net unrealized appreciation on non-affiliated investments	(909,308)	(239,000)
Increase in interest receivable	(922,320)	(901,880)
(Increase) Decrease in prepaid expenses and other assets	(108,431)	489,567
Amortization of discounts	(480,702)	(285,405)
(Decrease) Increase in investment advisory fee payable	(4,350)	345,947
Increase in accrued expenses	269,484	326,758

Net Cash Provided By Operating Activities	14,522,887	7,491,386

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(134,000,300)	(151,003,358)
Repayments of principal	52,213,878	18,900,000
Proceeds from the sale of investments	1,241,107	—

Net Cash Used in Investing Activities	(80,545,315)	(132,103,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	43,709,678
Offering expenses from the issuance of common stock	—	(2,234,872)
Amounts borrowed under revolving credit facility	41,500,000	35,000,000
Amount borrowed under repurchase agreement	—	39,166,667
Dividends paid	(15,630,919)	(4,975,753)

Net Cash Provided By Financing Activities	25,869,081	110,665,720

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,153,347)	(13,946,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,811,584	57,317,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,658,237	$43,371,146

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$4,581,091	$2,895,301
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$626,692	—

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 as a closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC’s investment activities are managed by Technology Investment Management, LLC (“TIM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). BDC Partners, LLC (“BDC Partners”) is the managing member of TIM and serves as the administrator of TICC.

NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities, for which market quotations are not readily available, are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Company has engaged the third party valuation firm, Houlihan Lokey Howard & Zukin (“HLHZ”), to perform valuations of its investments, except for any portfolio investments that, when combined with all other investments in the same portfolio company, (i) have a fair value as of the previous quarter of less than 1% of the Company’s total asset value as of the previous quarter; or (ii) have an estimated fair value below 1% of the Company’s anticipated total asset value for the current quarter as a result of the repayment of outstanding principal amounts during the current quarter. The frequency of HLHZ’s valuation of the Company’s securities is based upon the grade assigned to each such security under the Company’s credit grading system, as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4 and 5, at least quarterly.

An affiliate of HLHZ (the “HLHZ Affiliate”) owns a controlling interest in one of our portfolio companies, American Integration Technologies, LLC. Certain HLHZ personnel who perform the valuation services for the Company hold investments (directly and/or indirectly) in the HLHZ Affiliate. TICC’s Board has considered the relative amount of the investment and believes that it does not affect HLHZ’s ability to perform its valuation services.

The Board of Directors uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the foundation for its final fair value determination. In making such determination, the Board of Directors values debt securities at cost plus amortized original issue discount and payment-in-kind (“PIK”) interest, if any, unless other factors lead to a determination of fair value at a different amount. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned to such investments. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors. We will record unrealized capital depreciation on investments when we believe that an investment has become impaired, including when the enterprise value of the portfolio company does not currently support the carrying value of our debt or equity investment. We will record unrealized capital appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as the net change in unrealized capital appreciation or depreciation.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share - net increase in stockholders’ equity resulting from operations	$6,759,589	$4,719,506	$18,887,122	$10,815,468
Denominator for basic and diluted income per share - weighted average shares	19,537,811	13,393,082	19,448,624	13,056,977
Basic and diluted net increase in stockholders’ equity resulting from operations per common share	$0.35	$0.35	$0.97	$0.83

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TIM. TIM is controlled by BDC Partners, its managing member. In addition to BDC Partners, TIM is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TIM, manages the business and internal affairs of TIM. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TIM and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners.

Mr. Royce is also President and Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of TIM, does not take part in the management or participate in the operations of TIM; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TIM to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc.

JHC Capital Management, a registered investment adviser owned by Mr. Cohen, serves as the sub-adviser to the Royce Technology Value Fund.

In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Steven P. Novak, one of the Company’s directors, also serve on the Board of Directors of TAC Acquisition Corp., and Messrs. Cohen, Rosenthal and Royce are stockholders of TAC Acquisition Corp. On June 9, 2006, TAC Acquisition Corp. entered into an Agreement and Plan of Merger with AVIEL Systems, Inc., in which the Company currently has senior unsecured notes and warrants valued at approximately $15.4 million. In the event the proposed merger is approved, the Company anticipates that its senior unsecured notes would be repaid upon consummation of the merger. In addition, pursuant to the terms of the merger agreement, TAC Acquisition Corp. will assume the warrants to purchase shares of AVIEL common stock currently held by the Company. Upon a change of control or merger, the terms of the warrants provide that the Company shall have the right to receive upon exercise of the warrants, for a nominal exercise price, approximately $1.0 million in the form of shares of TAC Acquisition Corp. common stock (subject to adjustment in accordance with the terms of the merger agreement) and cash equal to approximately $1.4 million. The proposed merger remains subject to the satisfaction of certain conditions, including obtaining necessary regulatory and shareholder approvals.

Likewise, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of small to medium sized companies with a particular focus on technology companies. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC.

In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TIM, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and

Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited.

In order to minimize the potential conflicts of interest that might arise, the Company has adopted a policy that prohibits it from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from the Company’s investment objective. Nevertheless, it is possible that new investment opportunities that meet the Company’s investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. Also, our investment policy precluding the investments referenced above could cause the Company to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat the Company in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, the Company has adopted a formal Code of Ethics that governs the conduct of the Company’s officers and directors. The Company’s officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, the Company pays BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

For the quarters ended September 30, 2006 and 2005, TICC incurred investment advisory fees of $1,494,463 and $1,026,746; for the nine months ended September 30, 2006 and 2005, respectively, TICC incurred investment advisory fees of $4,244,537 and $2,761,229, of which $1,494,463 and $1,042,969 remained payable to TIM at September 30, 2006 and 2005, respectively. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended September 30, 2006 and 2005, respectively, TICC incurred $222,711 and $427,862 in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2006 and 2005, respectively, TICC incurred $483,057 and $619,313 in such expenses, of which $167,512 and $346,949 remained payable at the end of the respective period. TICC also incurred $21,318 and $11,856 for reimbursement of facility costs for the three months ended September 30, 2006 and 2005, respectively; for the nine months ended September 30, 2006 and 2005, respectively, TICC incurred $43,524 and $35,421 in such expenses, of which amounts $7 and $529, respectively, remained payable to BDC Partners at the end of each period.

NOTE 6. DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

On September 29, 2006, the Company paid a dividend of $0.32 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2006 was $13.84, and at December 31, 2005 was $13.77. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2006 and 2005, the Company recorded PIK income of $46,603 and $1,130,342, respectively, and a corresponding increase in the cost of the investment. For the nine month periods ended September 30, 2006 and 2005, the Company recorded PIK income of $1,492,173 and $3,060,069, respectively.

In addition, the Company recorded original issue discount income (“OID”) of approximately $234,531 and $480,702 for the three months and nine months ended September 30, 2006, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants or stock. The Company had approximately $112,238 and $285,405 in OID income for the three months and nine months ended September 30, 2005, respectively.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and nine months ended September 30, 2006 and 2005, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three month and nine month periods ending September 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$13.81	$13.74	$13.77	$13.71

Net investment income	0.31	0.33	0.91	0.81
Net realized and unrealized capital gains(1)	0.04	0.04	0.08	0.04
Effect of shares issued, net of offering expenses	0.00	0.00	0.00	(0.11)

Total from investment operations	0.35	0.37	0.99	0.74

Dividends from net investment income	(0.23)	(0.25)	(0.83)	(0.59)
Distributions from net realized capital gains	(0.09)	(0.00)	(0.09)	(0.00)

Total distributions	(0.32)	(0.25)	(0.92)	(0.59)

Net asset value at end of period	$13.84	$13.86	$13.84	$13.86

Per share market value at beginning of period	$14.65	$14.80	$15.10	$15.01
Per share market value at end of period	$14.63	$15.79	$14.63	$15.79
Total return(2)(3)	2.05%	8.38%	3.12%	9.13%
Shares outstanding at end of period	19,616,153	13,463,852	19,616,153	13,463,852
Ratios/Supplemental Data
Net assets at end of period	$271,478,207	$186,576,058	$271,478,207	$186,576,058
Average net assets	$270,805,517	$184,927,207	$269,226,495	$178,271,603
Ratio of expenses to average net assets - annualized	3.92%	4.37%	3.33%	3.64%
Ratio of expenses, excluding interest expense, to average net assets - annualized	3.09%	4.17%	2.94%	3.57%
Ratio of net investment income to average net assets - annualized	9.07%	9.69%	8.78%	7.91%

(1)	Includes rounding adjustment to reconcile change in net asset value per share.

(2)	Amount not annualized.

(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

NOTE 11. CASH AND CASH EQUIVALENTS

At September 30, 2006 and December 31, 2005, respectively, cash and cash equivalents consisted of:

	September 30, 2006	December 31, 2005
	(Unaudited)
Eurodollar Time Deposit (due 10/2/06 and 1/3/06)	$15,658,237	$15,700,000
U.S. Treasury Bill (1/12/06)	—	39,954,167

Total Cash Equivalents	15,658,237	55,654,167
Cash	—	157,417

Cash and Cash Equivalents	$15,658,237	$55,811,584

NOTE 12. COMMITMENTS

As of September 30, 2006, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $16 million were outstanding as of September 30, 2006 to The Endurance International Group ($9 million) and WHITTMANHART, Inc. ($7 million).

NOTE 13. REVOLVING CREDIT AGREEMENT

As of September 30, 2006, the Company had an uncommitted $100 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada (“RBC”), as administrative agent and lender. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable at the earlier of one year from the date of the borrowing or the termination date of the Credit Facility; the Credit Facility has a termination date of April 11, 2008. The Company had borrowed $ 41.5 million under the credit agreement as of September 30, 2006.

Under the terms of the credit facility, the Company must satisfy certain portfolio covenant requirements on a monthly basis including minimum market value, weighted average maturity, and average weighted coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including limitations on indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities, including pass-through entities such as the Company, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. Management has recently begun to evaluate the application of the Interpretation to the Company, and is not in a position at this time to estimate the significance of its impact, if any, on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine future applicability.

NOTE 15. SUBSEQUENT EVENTS

On October 2, 2006, the Company completed a $15 million investment in subordinated unsecured notes issued by FusionStorm, a national provider of IT products, professional services, support contract services and 24x7 managed services for enterprises.

On October 3, 2006, the Company completed a $5.1 million investment in senior secured notes issued by WHITTMANHART, Inc. an existing portfolio company, pursuant to its previously established commitment facility.

On October 13, 2006, the Company completed a $5 million investment in senior secured term A notes with warrants issued by Group 329, LLC (d/b/a “The CAPS Group”), an existing portfolio company.

On October 26, 2006, the Board of Directors declared a dividend of $0.34 per share for the fourth quarter, payable on December 29, 2006 to shareholders of record as of December 8, 2006.

On October 30, 2006, the Company completed a $9 million investment in senior secured notes with warrants issued by Punch Software, LLC.

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

Except as otherwise specified, references to “TICC,” “the Company,” “we,” “us” and “our” refer to Technology Investment Capital Corp.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. We have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code.

Our investment activities are managed by Technology Investment Management, LLC, or TIM, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. TIM is owned by BDC Partners LLC, or BDC Partners, its managing member, and Royce & Associates, LLC, or Royce & Associates. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TIM and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own.

Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see Part II—Item 1A—“Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of September 30, 2006, our debt investments had stated interest rates of between 6.5% and 15.45% and maturity dates of between 6 and 84 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.3%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $47,000 and $1,492,000 for the three months and nine months ended September 30, 2006, respectively.

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

During the quarter ended September 30, 2006, we closed approximately $47.2 million in portfolio investments, including additional debt investments of approximately $2.5 million in existing portfolio companies, and approximately $44.7 million of investments in new portfolio companies. A total of $40.6 million of principal in debt investments was repaid by our portfolio companies during the quarter ended September 30, 2006.

During the quarter ended September 30, 2006, we had net realized capital gains of approximately $309,000, resulting primarily from a contingency payout relating to the prior sale of Innovation Interactive, Inc.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized capital appreciation on investments of approximately $309,000 for the quarter ended September 30, 2006.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $296.3 million and $211.4 million at September 30, 2006 and December 31, 2005, respectively. The increase in investments during the nine month period was due to newly originated debt investments of approximately $107.6 million, partially offset by debt repayments of approximately $52.3 million including a warrant sale for approximately $750,000. The increase is also due to additional investments in existing portfolio companies of approximately $26.8 million, accrual of payment-in-kind interest of approximately $1.5 million and changes in fair value of approximately $0.8 million. During the quarter ended September 30, 2006, we originated investments in six portfolio companies (four of which were new portfolio companies and two of which were existing portfolio companies). During the quarter ended September 30, 2006, we had gross originations and advances of approximately $47.2 million; in addition, we received fee income in the form of additional equity of approximately $356,000.

We receive payments in our portfolio based on scheduled amortization of the outstanding balances and sales of equity investments. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2006 and the year ended December 31, 2005, we had repayments of $41.3 million and $29.5 million, respectively. During the quarter ended September 30, 2006 the repayments on our investments were largely due to payments from MortgageIT, Inc. ($15 million), Mortgagebot Acquisitions, LLC ($11 million) and Klinger Advanced Aesthetics, Inc. ($10 million).

At September 30, 2006, we had investments in debt securities of, or loans to, twenty-six private companies, totaling approximately $284.1 million, and equity investments of approximately $12.2 million. At December 31, 2005, we had investments in debt securities of, or loans to, eighteen private companies, totaling approximately $203.8 million, and equity investments of approximately $7.6 million.

Total portfolio investment activity for the nine months ended September 30, 2006 and the year ended December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$211.4	$82.1
Portfolio Investments Acquired	134.3	159.5
Gross payments	(52.2)	(36.3)
Payment in Kind	1.5	3.8
Original Issue Discount	0.5	0.4
Net Unrealized Appreciation	0.9	0.2
Net Realized Gains	(0.1)	1.7

Ending Investment Portfolio	$296.3	$211.4

The following table indicates the quarterly portfolio investment activity for the nine months ended September 30, 2006 and the year ended December 31, 2005:

	New Investments	Repayments
	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2006	$47.5	$41.3
June 30, 2006	36.8	6.3
March 31, 2006	50.0	4.6

Total	134.3	52.2

December 31, 2005	8.5	10.6
September 30, 2005	70.0	0.6
June 30, 2005	37.5	16.9
March 31, 2005	43.5	1.4

Total	$159.5	$29.5

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$253.8	85.7%	$173.6	82.1%
Senior Unsecured Notes	30.2	10.2%	30.2	14.3%
Preferred Stock	2.9	1.0%	3.2	1.5%
Common Stock	6.0	2.0%	3.0	1.4%
Warrants	3.4	1.1%	1.4	0.7%

Total	$296.3	100.0%	$211.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$40.4	13.6%	$5.0	2.4%
Satellite communications	33.0	11.1%	25.5	12.0%
Webhosting	22.5	7.6%	21.1	10.0%
IT consulting	20.9	7.0%	20.0	9.5%
Digital imaging	18.5	6.2%	—	0.0%
Logistics technology	17.5	5.9%	17.1	8.1%
Interactive voice messaging services	15.0	5.1%	15.0	7.1%
Financial services	15.0	5.1%	15.0	7.1%
Web-based services	15.0	5.1%	26.0	12.3%
Internet service provider	14.7	5.0%	15.0	7.1%
Digital media	13.6	4.6%	12.0	5.7%
Geospatial imaging	13.0	4.4%	13.0	6.1%
Semiconductor capital equipment	12.0	4.0%	—	0.0%
Internet business services	12.0	4.0%	—	0.0%
Virtual workforce services	10.6	3.6%	13.5	6.4%
Domain name registration	10.0	3.4%	—	0.0%
Enterprise software	6.5	2.2%	—	0.0%
Information services	5.0	1.7%	—	0.0%
Medical services	1.1	0.4%	10.0	4.7%
Internet advertising	—	0.0%	3.2	1.5%

	$296.3	100.0%	$211.4	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies or take controlling interests in such companies in certain limited circumstances. We intend to continue to maintain a diverse portfolio; however, we have no policy with respect to the level of our diversification and we do not intend to operate as a “diversified company” within the meaning of the 1940 Act.

We believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these potential transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2006 and December 31, 2005, respectively, our portfolio had a weighted average grade of 2.0, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2006 and December 31, 2005, our debt investment portfolio was graded as follows:

		September 30, 2006		December 31, 2005
Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$47.1	16.6%	$52.5	25.8%
2	Full repayment of principal and interest is expected	191.6	67.4%	119.3	58.5%
3	Requires closer monitoring, but full repayment of principal and interest is expected	45.4	16.0%	32.0	15.7%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	—	0.0%	—	0.0%

		$284.1	100.0%	$203.8	100.0%

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

Our Board of Directors determines the fair value of our investment portfolio each quarter. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Company has engaged the third party valuation firm, Houlihan Lokey Howard & Zukin, or HLHZ, to perform valuations of its investments, except for any portfolio investments that, when combined with all other investments in the same portfolio company, (i) have a fair value as of the previous quarter of less than 1% of the Company’s total asset value as of the previous quarter; or (ii) have an estimated fair value below 1% of the Company’s anticipated total asset value for the current quarter as a result of the repayment of outstanding principal amounts during the current quarter. The frequency of HLHZ’s valuation of our portfolio securities is based upon the grade assigned to each such security under the Company’s credit grading system, as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4 and 5, at least quarterly.

An affiliate of HLHZ (the “HLHZ Affiliate”) owns a controlling interest in one of our portfolio companies, American Integration Technologies, LLC. Certain HLHZ personnel who perform the valuation services for the Company hold investments (directly and/or indirectly) in the HLHZ Affiliate. TICC’s Board has considered the relative amount of the investment and believes that it does not affect HLHZ’s ability to perform its valuation services.

The Board of Directors uses the recommended valuations as prepared by management and HLHZ, respectively, as a component of the foundation for its final fair value determination. In making such determination, the Board of Directors values debt securities at cost plus amortized original issue discount and payment-in-kind (“PIK”) interest, if any, unless other factors lead to a determination of fair value at a different amount. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned to such investments. We will record unrealized capital depreciation on investments when we believe that an investment has become impaired, including when the enterprise value of the portfolio company does not currently support the carrying value of our debt or equity investment. We will record unrealized capital appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as the net change in unrealized capital appreciation or depreciation.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2006 to the three months ended September 30, 2005.

Investment Income

Investment income for the three months ended September 30, 2006 was approximately $8.8 million compared to approximately $6.5 million for the three months ended September 30, 2005. This increase resulted primarily from our portfolio investing activities throughout 2005 and early 2006, as the debt investment portfolio increased from $146.9 million to $284.1 million. For the quarter ended September 30, 2006 investment income consisted of approximately $8.0 million in cash interest from portfolio investments, approximately $0.1 million in cash interest from cash and cash equivalents, approximately $47,000 in PIK interest from one of our debt investments, and amortization of original issue discount of approximately $235,000. For the quarter ended September 30, 2005, investment income consisted of approximately $3.5 million in cash interest from portfolio investments, approximately $0.2 million in cash interest from cash and cash equivalents, approximately $1.1 million in PIK interest from two investments, and amortization of original issue discount of approximately $112,000. As a percentage of total investment income, PIK interest for the quarter ended September 30, 2006 was approximately 0.5%, down from approximately 16.9% for the three months ended September 30, 2005, primarily as a result of the conversion of two of our debt investments from PIK interest payments to cash interest payments during 2006.

As of September 30, 2006, our debt investments had stated interest rates of between 6.5% and 15.45% and maturity dates of between 6 and 84 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.3% compared to 10.7% as of September 30, 2005. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended September 30, 2006, other income of approximately $0.4 million was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to fee income of approximately $1.6 million for the same period in 2005. This decrease is primarily due to our participation in several investments during the quarter ended September 30, 2006 for which no closing fees were earned.

Operating Expenses

Operating expenses for the quarter ended September 30, 2006 were approximately $2.7 million. This amount consisted primarily of investment advisory fees, interest expense, professional fees, salaries and benefits, and general and administrative expenses. This was an increase of approximately $632,000 from the quarter ended September 30, 2005, which was attributable primarily to an increase of $468,000 in our investment advisory fees and an increase of $465,000 in interest expense partially offset by lower salaries and benefits of approximately $205,000. Operating expenses for the quarter ended September 30, 2005 were approximately $2.0 million.

The investment advisory fee for the third quarter of 2006 was approximately $1.5 million, representing the base fee for the period as provided for in the investment advisory agreement. The investment advisory fee in the comparable period in 2005 was approximately $1.0 million which consisted of the base fee for the period. The increase of approximately $500,000 is due to an increase in average gross assets. At each of September 30, 2006 and December 31, 2005, respectively, approximately $1.5 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $557,000 for the quarter ended September 30, 2006 compared to approximately $92,000 for the same quarter in the prior year, as a result of an increase in borrowings under the credit facility during the second quarter. The average interest rate on the amounts borrowed was 7.74% for the quarter ended September 30, 2006, compared to approximately 6.54% during the comparable period during 2005.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $217,000 for the quarter ended September 30, 2006, compared to approximately $294,000 for the quarter ended September 30, 2005. The decrease is primarily related to a decrease of approximately $64,000 in legal fees for general corporate matters.

Salaries and benefits were approximately $223,000 for the quarter ended September 30, 2006, compared to approximately $428,000 for the quarter ending September 30, 2005, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The decrease of approximately $205,000 from 2005 reflects a lower year-to-date accrual of estimated bonuses. At September 30, 2006 and December 31, 2005, respectively, approximately $167,000 and $0 of compensation expenses remained payable to BDC Partners.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $71,000 for the three months ended September 30, 2006 compared to approximately $91,000 for the same period in 2005 primarily as a result of decreased listing fees in 2006. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized and Unrealized Gains/Losses on Investments

During the quarter ended September 30, 2006, we had realized capital gains of approximately $309,000 resulting primarily from a contingency payout of approximately $302,000 relating to the prior sale of Innovation Interactive, Inc. The Company had no realized gains or losses on investments for the three months ended September 30, 2005.

The Company also had net unrealized capital appreciation of approximately $309,000, primarily with respect to its equity investments in AVIEL Systems, Inc. ($400,000), Climax Group, Inc. ($300,000) and unrealized appreciation associated with various investments of approximately $100,000. These increases were partially offset by unrealized capital depreciation associated with its equity investments in Segovia, Inc. ($340,000) and StayOnline, Inc. ($150,000). The Company had unrealized capital appreciation of $239,000 on investments for the three months ended September 30, 2005.

The increase in the fair value of the Company’s investment in the warrants of AVIEL Systems, Inc. is based, among other things, on a third party valuation analysis of the enterprise value of the company. TAC Acquisition Corp., a related party to TICC, has announced a proposed acquisition of AVIEL. See “Related Parties” below.

Net Increase in Stockholders’ Equity from Operations

The Company had a net increase in stockholders’ equity resulting from operations of approximately $6.8 million for the quarter ended September 30, 2006 compared to an increase of approximately $4.7 million for the comparable period in 2005. This increase was attributable primarily to an increase in interest income from debt investments as the number of our portfolio investments grew and our overall portfolio increased.

Based on a weighted-average of 19,537,811 shares outstanding (basic and diluted), the net increase in stockholders’ equity from operations per common share for the quarter ended September 30, 2006 was approximately $0.35 for basic and diluted earnings, compared to $0.35 per share for the same period in 2005.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Investment Income

Investment income for the nine months ended September 30, 2006 was approximately $24.5 million compared to approximately $15.4 million for the nine months ended September 30, 2005. The increase resulted primarily from our portfolio investing activities throughout 2005 and early 2006. For the nine months ended September 30, 2006 investment income consisted of approximately $19.6 million in cash interest from portfolio investments, approximately $0.6 million in cash interest from cash and cash equivalents, approximately $1.5 million in PIK interest from three debt investments, and amortization of original issue discount of approximately $481,000. For the nine months ended September 30, 2005 investment income consisted of approximately $8.2 million in cash interest from portfolio investments, approximately $0.9 million in cash interest from cash and cash equivalents, approximately $3.1 million in PIK interest from two of our investments, and amortization of original issue discount of approximately $285,000. As a percentage of total investment income, PIK interest for the nine months ended September 30, 2006 was approximately 6%, as compared to approximately 20% for the nine months ended September 30, 2005, the decrease was primarily the result of two of our debt investments making cash interest payments instead of PIK interest payments pursuant to the terms of their debt instruments during 2006.

As of September 30, 2006, our debt investments had stated interest rates of between 6.5% and 15.45% and maturity dates of between 6 and 84 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.3% compared to approximately 10.7% as of September 30, 2005. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the nine months ended September 30, 2006, other income of approximately $2.3 million was recorded, consisting primarily of non-recurring origination fees earned in connection with new investments, compared to fee income of approximately $3.0 million for the same period in 2005. This decrease is primarily due to our participation in several investments during the quarter ended September 30, 2006 for which no closing fees were earned.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 were approximately $6.7 million compared to approximately $4.9 million for the nine months ended September 30, 2005. Expenses consisted primarily of investment advisory fees, interest expense, professional fees, salaries and benefits, and general and administrative expenses. The increase of approximately $1.8 million over the same period in 2005 was attributable primarily to an increase of $1.5 million in our investment advisory fees, and an increase of $697,000 in interest expense. This increase was partially offset by lower compensation expense of approximately $136,000 and decreased professional fees of approximately $177,000 compared with the same period in 2005.

The investment advisory fee for the nine months ended September 30, 2006 was approximately $4.2 million, representing the base fee and an incentive fee of approximately $5,000 as provided for in the investment advisory agreement. The investment advisory fee in the comparable period in 2005 was approximately $2.8 million which consisted of the base fee for the period. This increase of approximately $1.5 million is due to an increase in average gross assets. At each of September 30, 2006 and December 31, 2005, respectively, approximately $1.5 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $789,000 for the nine months ended September 30, 2006 compared to approximately $92,000 for the same period in the prior year, as a result of an increase in borrowings outstanding under our credit facility. The amount outstanding under our credit facility was approximately $41.5 million as of September 30, 2006 compared to $35.0 million as of September 30, 2005. The average interest rate on the amounts borrowed under the credit facility during the nine months ended September 30, 2006 was approximately 7.74% compared with 6.54% during the comparable period in 2005.

Salaries and benefits were approximately $483,000 for the nine months ended September 30, 2006, compared to approximately $619,000 for the same period in 2005, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The decrease of approximately $136,000 from 2005 reflects primarily the accrual of estimated bonuses. At September 30, 2006 and December 31, 2005, respectively, approximately $167,000 and $0 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $747,000 for the nine months ended September 30, 2006, compared to approximately $924,000 for the nine months ended September 30, 2005. The decrease is related to an decrease in legal fees for general corporate matters of approximately $157,000 and a decrease in audit fees of approximately $59,000 associated with our compliance with the Section 404 requirements of the Sarbanes-Oxley Act of 2002, offset by an increase of approximately $27,000 for valuation services.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $205,000 for the nine months ended September 30, 2006 compared to approximately $226,000 for the same period in 2005 primarily as a result of lower printing costs during 2006. Office supplies, facilities costs and other expenses, are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2006 the Company had net realized capital gains of approximately $246,000 resulting primarily from contingency payouts of approximately $460,000 relating to the prior sale of Innovation Interactive, Inc. These realized capital gains were partially offset by the realized capital loss of approximately $240,000 on the surrender of warrants in DirectRevenue in connection with the early repayment of its outstanding notes. The Company had no realized capital gains or losses on investments for the nine months ended September 30, 2005.

Net unrealized capital appreciation of approximately $909,000 resulted primarily from the reversal of previously recorded unrealized capital depreciation on the DirectRevenue warrants of $240,000, increases in the fair value of warrants in AVIEL Systems, Inc. ($900,000) and Climax Group, Inc. ($371,000), and unrealized appreciation associated with various investments of approximately $100,000. We make an accounting entry to reverse any unrealized appreciation or depreciation, respectively, when we exit an investment and realize a gain or loss for which we had previously recorded unrealized appreciation or depreciation. This unrealized capital appreciation was partially offset by unrealized capital depreciation associated with our equity investments in Segovia, Inc. ($340,000) and StayOnline, Inc. ($361,000). The Company had net unrealized capital appreciation on investments of approximately $239,000 for the nine months ended September 30, 2005.

The increase in the fair value of the Company’s investment in the warrants of AVIEL Systems, Inc. is based, among other things, on the third party valuation analysis of the enterprise value of the company. TAC Acquisition Corp., a related party to TICC, has announced a proposed acquisition of AVIEL. See “Related Parties” below.

Net Increase in Stockholders’ Equity from Operations

The Company had a net increase in stockholders’ equity resulting from operations of approximately $18.9 million for the nine months ended September 30, 2006 compared to an increase of approximately $10.8 million for the comparable period in 2005. This increase was attributable primarily to the increase in interest income from debt investments as the number of our portfolio investments grew and our overall portfolio increased. Based on a weighted-average of approximately 19,448,624 shares outstanding (basic and diluted), the net increase in stockholders’ equity from operations per common share for the nine months ended September 30, 2006 was approximately $0.97 for basic and diluted earnings, compared to approximately $0.83 per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, cash and cash equivalents decreased from approximately $55.8 million at the beginning of the period to approximately $15.7 million at the end of the period. Cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $14.5 million, reflecting net investment income, offset by non-cash income related to PIK interest and OID, and an increase in interest receivable. Net cash used in investing activities was approximately $80.5 million, reflecting new investments of approximately $134.0 million offset by principal repayments of approximately $52.2 million and the proceeds of the sale of investments of approximately $1.2 million. During the period, additional cash was provided by borrowing under the credit facility of approximately $41.5 million; a substantial outflow from financing activities of approximately $15.6 million reflects the payment of dividends.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

Contractual Obligations

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $4.2 million for investment advisory services and $468,000 for administrative services for the nine months ended September 30, 2006.

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of September 30, 2006.

	Payments Due By Year (dollars in millions)
	Total	2006	2007	2008
Senior Secured Revolving Credit Facility (1)	$41.5	$—	$41.5	$—

(1)	At September 30, 2006, $59.5 million remained unused under our senior secured revolving credit facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, as of September 30, 2006, we had unused commitments to extend credit to our existing portfolio companies of approximately $16.0 million, which are not reflected on our balance sheet.

Borrowings

At September 30, 2006 and December 31, 2005, respectively, we had outstanding borrowings of $41.5 million and $0, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$100.0	$41.5	$100.0	$—

On April 11, 2006, we entered into an amended and restated credit facility, with the RBC as agent and a lender under the amended and restated credit facility, and BB&T as an additional lender. Under the amended and restated credit facility, the amount of our credit facility was established at $100 million, with each lender providing $50 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable at the earlier of one year from the date of the borrowing and the termination date of the credit facility; the credit facility has a termination date of April 11, 2008. As of November 7, 2006, we had $60.5 million outstanding under the credit facility.

Under the terms of our credit facility agreement we must satisfy certain portfolio covenant requirements on a monthly basis including minimum market value, weighted average maturity, and average weighted coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, we must comply with other general covenants relating to indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
October 26, 2006	December 8, 2006	December 29, 2006	$0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.26

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(1)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(1)

Total Distributions:			$2.70	(1)(2)

(1)	Includes a return of capital of $0.10 per share for tax purposes.

(2)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

The Company has a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an investment advisory agreement with TIM. TIM is controlled by BDC Partners, its managing member. In addition to BDC Partners, TIM is owned by Royce & Associates as the non-managing member. BDC Partners, as the managing member of TIM, manages the business and internal affairs of TIM. In addition, BDC Partners provides us with office facilities and administrative services pursuant to an administration agreement.

•	Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Royce are stockholders of TAC Acquisition Corp. On June 9, 2006, TAC Acquisition Corp. entered into an Agreement and Plan of Merger with AVIEL Systems, Inc., in which TICC currently has senior unsecured notes and warrants valued at approximately $15.4 million. In the event the proposed merger is approved, we anticipate that TICC’s senior unsecured notes would be repaid upon consummation of the merger. In addition, pursuant to the terms of the merger agreement, TAC Acquisition Corp. will assume the warrants to purchase shares of AVIEL common stock currently held by TICC. Upon a change of control or merger, the terms of the warrants provide we shall have the right to receive upon exercise of the warrants, for a nominal exercise price, approximately $1.0 million in the form of shares of TAC Acquisition Corp. common stock (subject to adjustment in accordance with the terms of the merger agreement) and cash equal to approximately $1.4 million. The proposed merger remains subject to the satisfaction of certain conditions, including obtaining necessary regulatory and shareholder approvals.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of small to medium sized companies with a particular focus on technology companies. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Mr. Conroy serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited.

In order to minimize the potential conflicts of interest that might arise, the Company has adopted a policy that prohibits it from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from the Company’s investment objective. Nevertheless, it is possible that new investment opportunities that meet the Company’s investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. Also, our investment policy precluding the investments referenced above could cause the Company to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat the Company in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, the Company has adopted a formal Code of Ethics that governs the conduct of the Company’s officers and directors. The Company’s officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, the Company pays BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report.

RECENT DEVELOPMENTS

On October 2, 2006, the Company completed a $15 million investment in subordinated unsecured notes issued by FusionStorm, a national provider of IT products, professional services, support contract services and 24x7 managed services for enterprises.

On October 3, 2006, the Company completed a $5.1 million investment in senior secured notes issued by WHITTMANHART, Inc. an existing portfolio company, pursuant to its previously established commitment facility.

On October 13, 2006, the Company completed a $5 million investment in senior secured term A notes with warrants issued by Group 329, LLC (d/b/a “the CAPS Group”), an existing portfolio company.

On October 26, 2006, the Board of Directors declared a dividend of $0.34 per share for the fourth quarter, payable on December 29, 2006 to shareholders of record as of December 8, 2006.

On October 30, 2006, the Company completed a $9 million investment in senior secured notes with warrants issued by Punch Software, LLC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2006, three debt investments in our portfolio were at fixed rates, and the remaining twenty-three debt investments were at variable rates, representing approximately $30.3 million and $259.2 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in stockholders’ equity resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of September 30, 2006. We have also assumed a borrowing of $41.5 million under the credit facility. Under this analysis, the increase in stockholders’ equity would be approximately $2.2 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Company also utilizes the services of HLHZ, a third party valuation firm, which prepares valuations for each of our portfolio investments other than those that, when combined with all other investments in the same portfolio company, (i) have a fair value as of the previous quarter of less than 1% of our total asset value as of the previous quarter; or (ii) have an estimated fair value below 1% of our anticipated total asset value for the current quarter as a result of the repayment of outstanding principal amounts during the current quarter. In addition, the frequency of HLHZ’s valuation of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, as least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

The management fee is calculated as 2.0% of the value of our average gross assets on a quarterly basis. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of our incentive fee is payable if our net investment income for a calendar quarter exceeds a designated “hurdle rate.” This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a default of the obligor.

We borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

We currently have $100 million available to us under a credit facility of which we have borrowed $60.5 million as of November 7, 2006. RBC serves as administrative agent and a lender under our credit facility. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TIM, will be payable on our gross assets, including those assets acquired through the use of leverage, TIM may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TIM.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, of gross assets less all liabilities and indebtedness not represented by senior securities, equals at least 200% of senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We have $100 million available to us under a credit facility with RBC; we had $60.5 million outstanding under our credit facility as of November 7, 2006.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 19,616,153 are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net investment income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As of November 7, 2006, we had approximately $60.5 million outstanding under a credit facility with RBC. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

In addition, Messrs. Cohen and Rosenthal serve as Chief Executive Officer and President, respectively, of TAC Acquisition Corp., a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. Messrs. Cohen, Rosenthal and Novak also serve on the Board of Directors, and Messrs. Cohen, Rosenthal and Royce are significant shareholders, of TAC Acquisition Corp. Likewise, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer, and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing primarily in the debt and equity securities of small and medium sized companies with a particular focus on technology companies. BDC

Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TIM, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

In addition, on June 9, 2006, TAC Acquisition Corp. entered into an Agreement and Plan of Merger with AVIEL Systems, Inc., in which TICC currently has senior unsecured notes and warrants valued at approximately $15.4 million. In the event the proposed merger is approved, we anticipate that TICC’s senior unsecured notes would be repaid upon consummation of the merger. In addition, pursuant to the terms of the merger agreement, TAC Acquisition Corp. will assume the warrants to purchase shares of AVIEL common stock currently held by TICC. Upon a change of control or merger, the terms of the warrants provide we shall have the right to receive upon exercise of the warrants, for a nominal exercise price, approximately $1.0 million in the form of shares of TAC Acquisition Corp. common stock (subject to adjustment in accordance with the terms of the merger agreement) and cash equal to approximately $1.4 million. The proposed merger remains subject to the satisfaction of certain conditions, including obtaining necessary regulatory and shareholder approvals.

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

To date we have taken controlling equity positions in only one of our portfolio companies. As a result, with respect to the remaining portfolio companies we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2006, we issued a total of 80,083 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.2 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On October 26, 2006, the Board of Directors approved an annual base salary of up to $300,000, exclusive of any discretionary bonuses or such other compensation as the Board of Directors may approve, from time-to-time, in its sole discretion, for Patrick F. Conroy in connection with his service as the Company’s Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary. Mr. Conroy’s salary is payable by BDC Partners, subject to reimbursement from the Company for the allocable portion of Mr. Conroy’s time that is devoted to the Company’s affairs.

In addition, on October 26, 2006, the Board of Directors approved the reimbursement of a discretionary bonus in the amount of $200,000, payable by BDC Partners to Mr. Conroy for his prior service and ongoing contributions to the Company.

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

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: November 8, 2006	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: November 8, 2006	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting and Financial Officer)