Form 10-K
period 2006-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2007-03-13
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Common Stock, par value

$0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2006, based on the closing price on that date of $14.65 on the Nasdaq Global Select Market, was $282,047,704. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 19,736,024 shares of the Registrant’s common stock outstanding as of March 9, 2007.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TECHNOLOGY INVESTMENT CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

We are a specialty finance company principally providing capital to primarily non-public small- and medium-sized technology-related companies. Technology-related companies are businesses that focus on the following sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is on seeking current income by investing in non-public debt securities. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies.

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

Our investment activities are managed by TIM. TIM is an investment adviser registered under the Investment Advisors Act of 1940, as amended (the “Advisors Act”). TIM is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory Agreement.”

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “Regulation as a Business Development Company.” In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code.

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

•

Jonathan H. Cohen, our Chief Executive Officer, has more than 16 years of experience in technology-related equity research and investment. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen is also the owner and a principal of JHC Capital Management, LLC, a registered investment adviser that serves as the sub-adviser to Royce Technology Value Fund, a technology-focused mutual fund.

•

Saul B. Rosenthal, our President and Chief Operating Officer, has 8 years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group. He was a Vice-President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

We believe that our extensive experience in researching, analyzing and investing in technology companies and structuring debt investments affords us a competitive advantage in providing financing to technology-related companies.

Flexible investment approach

We have significant flexibility in selecting and structuring our investments. While we must comply with the 1940 Act, we are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. Also, we have fairly broad latitude as to the term and nature of our investments. We recognize that technology-related companies regularly make corporate development decisions that impact their financial performance, valuation and risk profile. In some cases, these decisions can favorably impact long-term enterprise value at the expense of short-term financial performance. We seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This enables our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and exit values, which may take the form of common stock, warrants, or other equity-linked instruments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and their equity sponsors and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of technology-related companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

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

In structuring our investments, we ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. In addition, we structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of covenant, insolvency and change of control.

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

In addition, we may from time to time identify investments that require closer monitoring or become workout assets. In such cases, we will develop a strategy for workout assets and periodically gauge our progress against that strategy.

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. We use an investment rating scale of 1 to 5. The following table provides a description of the conditions associated with each debt investment. Equity securities are not graded.

Grade	Summary Description
1	Trending ahead of expectations

2	Full return of principal and interest is expected

3	Requires closer monitoring, but full repayment of principal and interest is expected

4	Some reduction of interest income is expected, but no loss of principal is expected

5	Some loss of principal is expected

Managerial assistance

As a business development company, we are required to offer managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

PORTFOLIO COMPANIES

We seek to create a portfolio that includes primarily senior secured loans, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We generally invest between $5 million and $30 million in each of our portfolio companies.

The following is a representative list of the technology-related industries in which we have invested:

•     Web-based services

•     Web hosting

•     Logistics technology

•     Financial services

•     Virtual workforce services

•     Digital media

•     Software

•     Internet business services

•     Semiconductor capital equipment

•     Domain name registration

•     Information services

•     Satellite communications

•     IT consulting

•     IT value-added resellers

•     Digital arts imaging

•     Interactive voice messaging systems

•     Internet service provider

•     Geospatial imaging

•     Medical services

•     Internet advertising

•     Enterprise software

At December 31, 2006, our portfolio was invested 82% in senior secured notes, 15% in senior unsecured notes, and 3% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2006

Our ten largest portfolio company investments at December 31, 2006, based on the combined value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2006
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Percentage of Total Portfolio
Endurance International Group, Inc.	web hosting	$24.2	$24.2	7.4%
Algorithmic Implementations, Inc.	software	$22.2	$22.2	6.8%
TrenStar, Inc.	logistics technology	$17.4	$17.4	5.3%
Segovia, Inc.	satellite communications	$17.2	$17.3	5.3%
AVIEL Systems, Inc.	IT consulting	$14.6	$15.5	4.7%
NetQuote, Inc.	web-based services	$15.0	$15.0	4.6%
GenuTec Business Solutions, Inc.	interactive voice messaging services	$15.0	$14.9	4.6%
Fusionstorm, Inc.	IT value-added reseller	$14.8	$14.8	4.5%
StayOnline, Inc.	Internet service provider	$15.1	$14.7	4.5%
SCS Holdings II, Inc.	IT value-added reseller	$14.5	$14.6	4.4%

Set forth below are descriptions of those investments which represent 5% or greater of the total portfolio:

The Endurance International Group, Inc.

Endurance is a provider of shared website hosting and other online services for small and medium-sized businesses. Endurance currently manages a number of website hosting properties, each of which is a provider of web services to a targeted segment of the small business community.

Our original investment in Endurance, which closed in July 2004, consisted of $10 million in senior secured notes and warrants to purchase convertible preferred stock, of which $7 million was made available to Endurance at closing with the remaining $3 million available to be drawn down as the company met certain financial milestones. During 2005, the commitment was increased to $8 million, and Endurance subsequently borrowed a total of $6 million against that commitment. Additionally, we exercised warrants in 2005. Our commitment was increased to $30 million in April 2006 and additional warrants were issued, a portion of which were exercised. A total of $24 million has been borrowed under the facility as of December 31, 2006. TICC’s warrant position represents approximately 3.8% of the fully diluted common stock of Endurance.

Algorithmic Implementations, Inc.

Algorithmic Implementations, Inc. (d/b/a Ai Squared) has been providing assistive technology for more than 15 years to computer users with low vision. The Company’s flagship product is ZoomText, a screen magnification and reading software application for the visually impaired.

Our investment in Ai Squared, which was closed in September 2006, consists of $22 million in senior secured notes and common stock. TICC and an individual investor each acquired 50% of the outstanding equity of Ai Squared in connection with our investment in the company.

TrenStar, Inc.

TrenStar’s supply chain technology and services heritage has evolved into a radio frequency indentification (“RFID”)-enabled, “pay-per-use” model of mobile asset management designed to reduce transportation and operating costs for companies invested in containers that move raw materials, work-in-progress and finished goods through the supply chain. TrenStar and its affiliates focus on the brewing, beverage, food, synthetic rubber, air cargo, and healthcare industries and other asset-intensive industries.

Our original investment in TrenStar, which closed in September 2004, consisted of $15 million in senior secured notes and warrants to purchase convertible preferred stock. Payment-in-kind, or “PIK” interest, received on the senior secured notes has been recorded as principal and reflected as an increase in both cost and fair value of such notes since their initial issuance. During August 2006, the notes were amended to convert PIK interest to cash interest payments.

Segovia, Inc.

Segovia is a provider of secure global voice, data, and video broadband satellite services primarily to federal government agencies. Segovia has become a strategic supplier of communications to the U.S. Department of Defense, civilian agencies, and private sector organizations.

Our original investment in Segovia, which closed in February 2005, consisted of $15 million in senior secured notes with warrants. During 2005, we made an additional investment of $2 million in senior secured notes issued by Segovia and received additional warrants in connection with that investment. TICC’s warrant position represents approximately 4.0% of the fully diluted common stock of Segovia.

INVESTMENT ADVISORY AGREEMENT

Management Services

TIM serves as our investment adviser. TIM is registered as our investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TIM manages our day-to-day operations of, and provides investment advisory services to us. Under the terms of our investment advisory agreement with TIM (the “Investment Advisory Agreement”), TIM:

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

Management Fee

We pay TIM a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to TIM, and any incentive fees earned by TIM, are ultimately be borne by our common stockholders.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Advisory Agreement, the Base Fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial quarter will be appropriately pro rated.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income

(including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under our administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.”

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2006 calendar year was 9.35%. The current hurdle rate for the 2007 calendar year, calculated as of December 31, 2006, is 9.70%. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we realize deferred loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TIM, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•

no incentive fee is payable to TIM in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 2.425% for the 2007 calendar year).

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate in any calendar quarter (currently 2.425% for the 2007 calendar year) is payable to TIM (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TIM).

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consist of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year.

Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter (*)

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Quarterly Hurdle rate(1) = 2.425%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.0%

Quarterly Hurdle rate(1) = 2.425%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate

= 20% x (3.3% – 2.425%)

= 20% x 0.875%

= 0.175%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.175%

(1)	Represents 9.70% annualized hurdle rate for 2007 calendar year.
(2)	Represents 2% annualized management fee.
(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee (*)

Capital Gains Incentive Fee = 20% x Incentive Fee Capital Gains (i.e., our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year)

Assumptions:

Year 1 = no realized capital gains or losses

Year 2 = 9% realized capital gains, 0% realized capital losses, 1% unrealized depreciation and 0% unrealized appreciation

Year 3 = 12% realized capital gains, 0% realized capital losses, 2% unrealized depreciation and 2% unrealized appreciation

Year 1 incentive fee	• Total Incentive Fee Capital Gains = 0

• No capital gains incentive fee paid to TIM in Year 1

Year 2 incentive fee	• Total Incentive Fee Capital Gains = 8%

(9% realized capital gains less 1% unrealized depreciation)

• Total capital gains incentive fee paid to TIM in Year 2

= 20% x 8%

= 1.6%

Year 3 incentive fee	• Total Incentive Fee Capital Gains = 10%

(12% realized capital gains less 2% unrealized depreciation; unrealized appreciation has no effect)

• Total capital gains incentive fee paid to TIM in Year 3

= 20% x 10%

= 2%

(*)	The hypothetical amount of returns shown are based on a percentage of our total net assets and assumes no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, will be provided and paid for by BDC Partners, the investment adviser’s managing member. We are responsible for all other costs and expenses of our operations and transactions, including, without limitation, the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments; transfer agent and custodial fees; federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses; brokerage commissions; costs of proxy statements, stockholders’ reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the administration agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our Chief Financial Officer, Chief Compliance Officer, Controller and other administrative support personnel. All of these expenses are ultimately borne by our common stockholders.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors—Risks relating to our business and structure—We are dependent upon TIM’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

COMPETITION

Our primary competitors to provide financing to technology-related companies include private equity and venture capital funds, other equity and non-equity based investment funds, including other business development companies, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk Factors—We operate in a highly competitive market for investment opportunities.”

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk factors—Risks relating to our business and structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-

current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may be examined by the SEC for compliance with the 1940 Act.

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

Qualifying Assets

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the business development company and has an affiliate of a business development company on its board of directors;

•	does not have any class of securities listed on a national securities exchange; or

•	meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rule would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC is seeking comment regarding the application of this proposed rule to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a business development company.

Significant Managerial Assistance

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must offer to the issuer of those securities managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

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

Code of Ethics

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest.” Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the 1933 Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission have been obtained. However, we may purchase or otherwise receive warrants to purchase the common stock or other equity securities of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, unless otherwise permitted by the 1940 Act, we currently cannot acquire more than 3% of the voting securities of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest, in the aggregate, in excess of 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser, TIM. The Proxy Voting Policies and Procedures of TIM are set forth below. The guidelines are reviewed periodically by TIM and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to TIM.

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

Nasdaq Global Select Market Requirements

We have adopted certain policies and procedures intended to comply with the Nasdaq Global Select Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

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

A large number of entities compete with us to make the types of investments that we make in technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, including other business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Company also utilizes the services of a third party valuation firm which prepares valuations for each of our portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

We currently have $100 million available to us under a credit facility, of which we had borrowed approximately $58.5 million as of December 31, 2006. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC and Branch Banking and Trust Company, or BB&T, each serve as a lender under our credit facility.

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

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We currently have $100 million available to us under a credit facility, of which we had borrowed approximately $58.5 million as of December 31, 2006. RBC serves as administrative agent under our credit facility, and RBC and BB&T each serve as a lender under our credit facility.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 19,736,024 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. We currently have $100 million available to us under a credit facility, of which we had borrowed approximately $58.5 million as of December 31, 2006. RBC serves as administrative agent under our credit facility, and RBC and BB&T each serve as a lender under our credit facility. Some of our investments in debt securities are at fixed rates and others at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Jonathan H. Cohen, the Chief Executive Officer of TIM, BDC Partners and TICC, is a principal of JHC Capital Management, LLC, a registered investment adviser. Mr. Cohen also manages the Royce Technology Value Fund. Steven P. Novak, one of our independent directors, is the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser.

In addition, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer, and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TIM, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Messrs. Cohen and Rosenthal also had previously served as Chief Executive Officer and President, respectively, of TAC Acquisition Corp. (“TAC”), a special purpose acquisition company formed for the purpose of acquiring one or more operating companies in the technology-related sector. On June 9, 2006, TAC entered into an Agreement and Plan of Merger with Aviel Systems, Inc., in which the Company currently has senior unsecured notes and warrants valued at approximately $15.5 million. On December 28, 2006, the proposed merger was rejected by shareholders of TAC. As a result, TAC was subsequently dissolved.

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

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business–Regulation as a Business Development Company.”

We believe that most of our portfolio investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (iii) attempt to preserve or enhance the value of our investment.

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

Although we have taken and may in the future take controlling equity positions in our portfolio companies from time to time, we generally do not do so. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. During the second and third quarters of 2004, and during the same periods of 2006, our shares of common stock traded at a discount to the net asset value attributable to those shares.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut, where we occupy our office space pursuant to our Administration Agreement with BDC Partners. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

	NAV(a)	Price Range
		High	Low
Fiscal 2006
Fourth quarter	$13.77	$16.46	$14.31
Third quarter	13.84	14.96	13.61
Second quarter	13.81	15.00	13.59
First quarter	13.75	15.63	14.54
Fiscal 2005
Fourth quarter	13.77	15.90	14.50
Third quarter	13.86	16.37	14.95
Second quarter	13.74	15.15	14.45
First quarter	13.69	15.52	14.30

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Nasdaq Global Select Market on March 9, 2007 was $16.79 per share. As of March 9, 2007, we had 156 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2005:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2007
February 27, 2007	March 9, 2007	March 30, 2007	$0.36

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	$0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			$1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	$0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			$1.01

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2006.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, for the period from November 21, 2003 through 2006. The graph assumes that, on November 21, 2003, the first day of trading in our stock, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The Nasdaq Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

Among Technology Investment Capital Corp, NASDAQ Composite,

and NASDAQ Financial 100

(From November 21, 2003 Through December 31, 2006)

* $100 invested on 11/21/03 in stock or on 10/31/03 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2006, 2005 and 2004 and for the period from July 21, 2003 (inception) through December 31, 2003 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	July 21, 2003 through December 31, 2003
Total Investment Income	$35,947,227	$21,800,537	$7,388,158	$114,282
Total Expenses	$10,546,409	$7,415,415	$4,024,641	$692,107
Net Investment Income (Loss)	$25,400,818	$14,385,122	$3,363,517	$(577,825)
Net Increase (Decrease) in Net Assets Resulting from Operations	$26,331,172	$16,304,137	$3,363,517	$(577,825)
Per Share Data:
Net Increase (Decrease) in Net Assets Resulting from Operations (Basic and Diluted)	$1.35	$1.21	$0.33	$(0.25)
Distributions Declared per Share	$1.38	$1.01	$0.43	$0.00
Balance Sheet Data:
Total Assets	$334,819,746	$270,107,818	$140,502,459	$138,324,878
Total Net Assets	$271,335,345	$265,905,476	$139,261,537	$137,969,627
Other Data:
Number of Portfolio Companies at Period End	28	19	9	None
Principal Amount of Loan Originations	$191,000,000	$159,500,000	$82,200,000	None
Principal Amount of Loan Repayments	$76,600,000	$29,500,000	$1,480,000	None
Total Return (1)	17.02%	7.47%	(0.71)%	3.67%
Weighted Average Yield on Debt Investments at Period End	12.8%	10.9%	10.8%	N/A

(1)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment at prices obtained under the Company’s dividend reinvestment plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income by investing in non-public debt securities. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies. We may also invest in the publicly traded debt and/or equity securities of other technology-related companies. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code, beginning with our 2003 taxable year.

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

While the structure of our investments will vary, we invest primarily in the debt and equity of established target technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of December 31, 2006, our debt investments had stated interest rates of between 9.63% and 15.50% and maturity dates of between 15 and 81 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.7%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $1.5 million for the year ended December 31, 2006, compared to PIK interest of approximately $3.8 million for the year ended December 31, 2005.

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

During the year ended December 31, 2006, we closed approximately $191.5 million (which included approximately $0.5 million of closing fees received in the form of warrants) in portfolio investments, including additional investments of approximately $44.0 million in existing portfolio companies and approximately $147.5 million of investments in new portfolio companies. A total of $76.6 million of principal in debt investments was repaid by our existing portfolio companies during the year ended December 31, 2006.

We realized net gains on five investments during the year ended December 31, 2006 in the amount of approximately $586,000.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized appreciation on investments of approximately $344,000 for the year ended December 31, 2006, which consisted of an increase in the fair value of our investments in the amount of approximately $1,821,000, which was offset by unrealized depreciation of approximately $1,477,000 attributable to a decrease in the fair value of our investments.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investments was approximately $326.2 million and $211.4 million at December 31, 2006 and December 31, 2005, respectively. The increase in investments during 2006 was primarily due to newly originated debt investments, partially offset by debt repayments and sales of equity investments. The increase is also due to additional investments in existing portfolio companies, accrual of payment-in-kind interest and changes in fair value. During 2006, we originated investments in 17 portfolio companies (14 of which were new portfolio companies and 3 of which were existing portfolio companies) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled approximately $191.5 million during the year ended December 31, 2006. During 2005, we originated investments in 15 portfolio companies. Our gross originations totaled $159.5 million during the year ended December 31, 2005.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2006 and December 31, 2005, we had $76.6 million and $29.5 million, respectively, of loan repayments. Portfolio activity also reflects sales of securities in the amounts of $3.5 million and $6.8 million for 2006 and 2005, respectively. During 2006, major repayments on our investments were from MortgageIT, Inc. ($30 million), Mortgagebot Acquisitions, LLC ($11 million), Klinger Advanced Aesthetics, Inc. ($10 million), and Climax Group, Inc. ($6 million).

At December 31, 2006, we had investments in debt securities of, or loans to, 26 portfolio companies, totaling approximately $315.8 million, and equity investments of approximately $10.4 million. The debt investments include approximately $6.2 million in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal. At December 31, 2005, we had debt investment in 18 portfolio companies totaling $203.8 million (including $5.1 million in PIK interest), and equity investments of approximately $7.6 million.

A reconciliation of the investment portfolio for the years ended December 31, 2006 and 2005 follows:

	December 31, 2006	December 31, 2005
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$211.4	$82.1
Portfolio Investments Acquired	191.5	159.5
Debt repayments	(76.6)	(29.5)
Sales of securities	(3.5)	(6.8)
Payment in Kind	1.6	3.8
Original Issue Discount	0.9	0.4
Net Unrealized Appreciation	0.3	0.2
Net Realized Gains	0.6	1.7

Ending Investment Portfolio	$326.2	$211.4

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2006 and 2005:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2006	$57.0	$25.1	$2.3
September 30, 2006	47.6	40.6	1.1
June 30, 2006	36.9	6.3	0.0
March 31, 2006	50.0	4.6	0.1

Total	191.5	76.6	3.5

December 31, 2005	8.5	10.6	6.8
September 30, 2005	70.0	0.6	0.0
June 30, 2005	37.5	16.9	0.0
March 31, 2005	43.5	1.4	0.0

Total	$159.5	$29.5	$6.8

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2006 and 2005:

	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$265.7	81.4%	$173.6	82.1%
Senior Unsecured Notes	34.8	10.7%	30.2	14.3%
Senior Subordinated Unsecured Notes	14.1	4.3%	0.0	0.0%
Subordinated Promissory Notes	1.2	0.4%	0.0	0.0%
Preferred Stock	2.9	0.9%	3.2	1.5%
Common Stock	4.0	1.2%	3.0	1.4%
Warrants	3.5	1.1%	1.4	0.7%

Total	$326.2	100.0%	$211.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$43.1	13.3%	$5.0	2.4%
Satellite communications	35.4	10.8%	25.5	12.0%
IT value-added reseller	29.4	9.0%	0.0	0.0%
IT consulting	27.0	8.3%	20.0	9.5%
Web hosting	25.2	7.7%	21.1	10.0%
Digital imaging	23.4	7.2%	0.0	0.0%
Logistics technology	17.4	5.3%	17.1	8.1%
Web-based services	15.0	4.6%	26.0	12.3%
Interactive voice messaging service	14.9	4.6%	15.0	7.1%
Internet service provider	14.7	4.5%	15.0	7.1%
Digital media	13.6	4.1%	12.0	5.7%
Geospatial imaging	13.0	4.0%	13.0	6.1%
Internet business services	12.0	3.7%	0.0	0.0%
Semiconductor capital equipment	12.0	3.7%	0.0	0.0%
Virtual workforce services	10.5	3.2%	13.5	6.4%
Domain name registration	10.0	3.0%	0.0	0.0%
Information services	5.0	1.5%	0.0	0.0%
Enterprise software	3.5	1.1%	0.0	0.0%
Medical services	1.1	0.4%	10.0	4.7%
Financial services	0.0	0.0%	15.0	7.1%
Internet advertising	0.0	0.0%	3.2	1.5%

	$326.2	100%	$211.4	100%

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

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2006 and 2005 our portfolio had a weighted average grade of 2.1 and 1.9, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At December 31, 2006 and 2005, our debt investment portfolio was graded as follows:

	Summary Description	December 31, 2006
Grade		Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Trending ahead of expectations	$34.7	11.0%
2	Full repayment of principal and interest is expected	213.6	67.6%
3	Requires closer monitoring, but full repayment of principal and interest is expected	67.5	21.4%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%
5	Some loss of principal is expected	—	0.0%

		$315.8	100.0%

		December 31, 2005
Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Trending ahead of expectations	$52.5	25.8%
2	Full repayment of principal and interest is expected	119.3	58.5%
3	Requires closer monitoring, but full repayment of principal and interest is expected	32.0	15.7%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%
5	Some loss of principal is expected	—	0.0%

		$203.8	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

Effective February 27, 2007, one of our portfolio companies, GenuTec Business Solutions, Inc., completed a restructuring of its capital structure, whereby $5.15 million of GenuTec’s debt, including accrued interest, held by another institutional investor was converted to convertible preferred stock. As a result, we are the only remaining senior noteholder for GenuTec. In connection with this restructuring, we agreed to cancel our warrants to purchase common stock, to provide additional senior notes of up to $2.0 million, to reduce the interest rate on the senior secured notes to 10.46%, and to convert the cash interest payments to PIK for the next four quarters. As of March 13, 2007, $900,000 of the additional senior notes had been drawn down. GenuTec also made changes in its management team and its board of directors. The notes have been assigned a “Grade 3” rating, which indicates that it requires closer monitoring, but full repayment of principal and interest is expected.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2006, 2005, and 2004, and the period from July 21, 2003 (inception) to December 31, 2003.

Comparison of the years ended December 31, 2006 and December 31, 2005

Investment Income

As of December 31, 2006, our debt investments had stated interest rates of between 9.63% and 15.50% and maturity dates of between 15 and 81 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.8%, compared to 10.9% as of December 31, 2005. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

Investment income for the year ended December 31, 2006, was approximately $35.9 million compared to approximately $21.8 million for the period ended December 31, 2005. The increase resulted primarily from our portfolio investing activities throughout 2006, as the debt investment portfolio increased from approximately $203.8 million to approximately $315.8 million. For the year ended December 31, 2006, investment income consisted of approximately $29.0 million from portfolio investments, approximately $0.7 million from cash and cash equivalents, approximately $1.6 million in PIK interest from three of our debt investments, and amortization of original issue discount of approximately $0.9 million. For the year ended December 31, 2005 investment income consisted of approximately $13.4 million from portfolio investments, approximately $1.0 million from cash and cash equivalents, approximately $3.8 million in PIK interest, and amortization of original issue discount of approximately $0.4 million.

For the year ended December 31, 2006, other income of approximately $3.7 million was recorded, consisting primarily of non-recurring origination fees earned in connection with the initiation of new investments, compared to similar fee income of approximately $3.6 million in 2005.

Operating Expenses

Operating expenses for the year ended December 31, 2006, were approximately $10.5 million. This amount consisted primarily of investment advisory fees, compensation expenses, professional fees, interest expense, directors’ fees and general and administrative expenses. This was an increase of approximately $3.1 million from the period ended December 31, 2005, which was attributable primarily to an increase in investment advisory fees of approximately $1.9 million resulting from the increase in gross assets and increased interest expense of approximately $1.3 million during the year ended December 31, 2006. Our operating expenses for the period ended December 31, 2005 were approximately $7.4 million.

The investment advisory fee for fiscal 2006 was approximately $6.2 million, representing primarily the base fee as provided for in the investment advisory agreement, as well as an investment income incentive fee of approximately $331,000. The investment advisory fee in 2005 was approximately $4.3 million, which consisted of the base fee as well as an income incentive fee of approximately $148,000 and a capital gain incentive fee of approximately $299,000. At December 31, 2006 and 2005, respectively, approximately $2.0 million and approximately $1.5 million of investment advisory fees remained payable to TIM.

Compensation expenses were approximately $712,000 for the year ended December 31, 2006, compared to approximately $725,000 for the period ending December 31, 2005, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, Controller, and other administrative support personnel. The slight decrease of approximately $13,000 from 2005 reflects the impact of lower costs associated with bonuses partially offset by an increase in base salaries. At December 31, 2006 and 2005, respectively, no compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.1 million for the year ended December 31, 2006, compared to approximately $1.1 million for the year ended December 31, 2005. Decreased legal costs were largely offset by increased fees associated with the number of quarterly independent valuation reviews by a third party valuation firm during 2006.

Interest expense for the year ended December 31, 2006, was approximately $1.9 million, which was directly related to our drawdowns under our credit facility throughout the year. Interest expense for the year ended 2005 was approximately $547,000; the increase is attributable to the higher level of borrowing throughout the year ended December 31, 2006.

General and administrative expenses, consisting primarily of bank fees, as well as office supplies, facilities costs and other expenses, were approximately $281,000 in 2006 compared to approximately $368,000 in 2005. The decrease is primarily related to lower bank fees as well as decreased printing and listing costs incurred during 2006. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement with TIM and BDC Partners.

Realized Gains on Investments

For the year ended December 31, 2006, we had net realized gains on investments of approximately $586,000 resulting primarily from contingency payouts of approximately $723,000 relating to the sale of Innovation Interactive, LLC in 2005 and realized gains of approximately $60,000 due to the repayment of the Climax Group’s notes which were partially offset by the loss of approximately $240,000 on the surrender of warrants in DirectRevenue in connection with the early repayment of its outstanding notes. For the year ended December 31, 2005, we had net realized gains on our investments of approximately $1.7 million.

Unrealized Appreciation on Investments

For the year ended December 31, 2006, we had net unrealized appreciation on our investments of approximately $344,000, primarily with respect to our equity investments in AVIEL Systems, Inc. ($900,000), Network Solutions, LLC ($106,000), reversal of the previously recorded unrealized loss on the DirectRevenue warrants ($240,000) and unrealized appreciation associated with several other investments ($203,000.) These increases were partially offset by unrealized depreciation associated with our equity investments in StayOnline, Inc. ($361,000), Segovia, Inc. ($340,000), The CAPS Group ($200,000), GenuTec ($91,000), and Willow CSN Incorporated ($75,000) and unrealized depreciation associated with several broadly syndicated loan investments ($39,000). Net unrealized appreciation on our investments for the year ended December 31, 2005 was approximately $180,000.

Net Increase in Net Assets from Operations

The Company had a net increase in net assets resulting from operations of approximately $26.3 million for the year ended December 31, 2006, compared to a net increase in net assets of approximately $16.3 million in 2005. Based on a weighted-average of 19,491,588 shares outstanding (basic and diluted), our net increase in net assets from operations per common share for the year ended December 31, 2006, was approximately $1.35 for basic and diluted earnings, compared to $1.21 per share in 2005.

Comparison of the years ended December 31, 2005 and December 31, 2004

Investment Income

As of December 31, 2005, our debt investments had stated interest rates of between 5.5% and 14.0% and maturity dates of between 15 and 63 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.9%, compared to 10.8% as of December 31, 2004. In addition to cash interest, certain of our loans carried a provision for deferral of some or all of the interest payments, which was added to the principal amount of the loan.

Investment income for the year ended December 31, 2005, was approximately $21.8 million compared to approximately $7.4 million for the period ended December 31, 2004. The increase resulted primarily from our portfolio investing activities throughout 2005, as the debt investment portfolio increased from $82.1 million to $211.4 million. For the year ended December 31, 2005 investment income consisted of approximately $13.4 million from portfolio investments, approximately $1.0 million from cash and cash equivalents, approximately $3.8 million in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $395,000. For the year ended December 31, 2004 investment income consisted of approximately $3.1 million from portfolio investments, approximately $1.1 million from cash and cash equivalents, approximately $1.3 million in PIK interest, and amortization of original issue discount of approximately $89,000.

For the year ended December 31, 2005, other income of approximately $3.6 million was recorded, consisting primarily of non-recurring origination fees earned in connection with the initiation of new investments, compared to fee income of approximately $1.7 million in 2004.

Operating Expenses

Operating expenses for the year ended December 31, 2005, were approximately $7.4 million. This amount consisted primarily of investment advisory fees, compensation expenses, professional fees, interest expense, directors’ fees and general and administrative expenses. This was an increase of approximately $3.4 million from the period ended December 31, 2004, which was attributable primarily to an increase in our investment advisory fees resulting from our additional investments and, to a lesser extent, increased professional fees during the year ended December 31, 2005. Our operating expenses for the period ended December 31, 2004 were approximately $4.0 million.

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

Compensation expenses were approximately $725,000 for the year ended December 31, 2005, compared to approximately $208,000 for the period ending December 31, 2004, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, Controller, and other administrative support personnel. The increase of approximately $517,000 from 2004 reflects the impact of bonuses, the addition of the Controller position during the year, and increase in base salaries. At December 31, 2005 and 2004, respectively, approximately $0 and $13,000 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.1 million for the year ended December 31, 2005, compared to approximately $587,000 for the period ended December 31, 2004. The increase is directly related to an increase in audit fees associated with our compliance with the Sarbanes-Oxley Act of 2002, as well as an increase in the number of quarterly independent valuation reviews by a third party valuation firm in 2005 compared to 2004.

Interest expense for the year ended December 31, 2005, was approximately $547,000, which was directly related to the Company’s drawdowns on its credit facility commencing in the third quarter of 2005. There were no borrowings for the year ended December 31, 2004, and therefore no interest expense for that period.

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

Realized Gains on Investments

For the year ended December 31, 2005, we had realized gains on investments of $1.7 million. We sold our warrants of Innovation Interactive, LLC in November 2005 in connection with the acquisition of Innovation Interactive, LLC by livedoor, Inc. Our basis in the warrants was $0 and a gain of approximately $966,000 was realized. In addition, we realized a gain of approximately $773,000 in connection with the sale of our warrants in Advanced Aesthetics to another equity sponsor. The warrants had a basis of $0.

Unrealized Appreciation on Investments

For the year ended December 31, 2005, we recognized unrealized appreciation on our investment in the warrants of Segovia, Inc. in the amount of $420,000; the warrants have an original fair value basis of $260,000. We also had, as of December 31, 2005, unrealized depreciation on the warrants we held in DirectRevenue; the warrants had an original basis of $240,000 and were written down to $0 in the third quarter of 2005. Our net unrealized appreciation on our investments at December 31, 2005 was $180,000.

Net Increase in Net Assets from Operations

We had a net increase in net assets resulting from operations of approximately $16.3 million for the year ended December 31, 2005, compared to an increase of approximately $3.4 million in 2004. Based on a weighted-average of 13,459,343 shares outstanding (basic and diluted), our net increase in net assets from operations per common share for the year ended December 31, 2005, was approximately $1.21 for basic and diluted earnings, compared to $0.33 per share in 2004.

Comparison of the year ended December 31, 2004 and period from inception to December 31, 2003

Investment Income

As of December 31, 2004, our debt investments had stated interest rates of between 7.5% and 15.0% and maturity dates of between 4 and 69 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.8% as of December 31, 2004. In addition to cash interest, certain of our loans carried a provision for deferral of some or all of the interest payments, which was added to the principal amount of the loan.

Investment income for the year ended December 31, 2004, was approximately $7,388,000 compared to approximately $114,000 for the period ended December 31, 2003. The increase resulted primarily from our portfolio investing activities throughout 2004, which represented our first full year of operations. For the year ended December 31, 2004 investment income consisted of approximately $3,146,000 in cash interest from portfolio investments, approximately $1,092,000 from cash and cash equivalents, approximately $1,316,000 in PIK interest from two of our debt investments, and amortization of original issue discount of approximately $89,000. Fee income of approximately $1,745,000 was also recorded in 2004, consisting primarily of non-recurring origination fees earned in connection with the initiation of new investments.

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

Operating Expenses

Operating expenses for the year ended December 31, 2004, were approximately $4,025,000. This amount consisted primarily of investment advisory fees, compensation expenses, professional fees, directors’ fees and general and administrative expenses. This was an increase from the period ended December 31, 2003, of approximately $3,333,000, reflecting our first full year of operations. Our operating expenses for the period ended December 31, 2003 were approximately $692,000.

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

Compensation expenses were approximately $208,000 for the year ended December 31, 2004, compared to approximately $27,000 for the period ending December 31, 2004, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, the Vice President of Investor Relations, and our office manager. The increase from 2003 reflects the impact of a full year of operations. At December 31, 2004 and 2003, respectively, approximately $12,893 and $27,199 of compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $587,000 for the year ended December 31, 2004, compared to $30,000 for the period ended December 31, 2003. The increase is directly related to a full year of legal services and audit services, as well as four independent valuation reviews by a third party valuation firm in 2004 compared to none in 2003.

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

Net Increase in Net Assets from Operations

We had a net increase in net assets resulting from operations of approximately $3,364,000 for the year ended December 31, 2004, compared to a net decrease of approximately $578,000 in 2003. Based on a weighted-average of 10,093,660 shares outstanding (basic and diluted), our net increase in net assets from operations per common share for the year ended December 31, 2004, was approximately $0.33 for basic and diluted earnings.

During the year ended December 31, 2003, we reclassified approximately $258,000 from net investment loss to capital in excess of par value, representing the portion of net investment loss that will not be utilizable for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On November 26, 2003, we closed our initial public offering and sold 8,695,653 shares of common stock at a price to the public of $15.00 per share, less an underwriting discount of $1.05 per share and offering expenses of approximately $954,000. On December 10, 2003, we issued an additional 1,304,347 shares of our common stock at the same price pursuant to the underwriters’ over-allotment. The total net proceeds to us from the initial public offering, including the exercise of the over-allotment, were approximately $138.5 million.

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

During the year ended December 31, 2006, cash and cash equivalents decreased from approximately $55.8 million at the beginning of the period to approximately $5.2 million at the end of the period. Cash provided by operating activities for the year ended December 31, 2006, consisting primarily of the items described in “—Results of Operations,” was approximately $21.9 million, reflecting net investment income and the increase in accrued expenses, offset by realized and unrealized gains on investments, non-cash income related to fees, PIK interest and original issue discount, as well as the increase in accrued interest receivable.

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

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of December 31, 2006.

	Payments Due By Year (dollars in millions)
	Total	2007	2008
Senior Secured Revolving Credit Facility (1)	$58.5	$58.5	$—

(1)	At December 31, 2006, approximately $41.5 million remained unused under our senior secured revolving credit facility. Our current credit facility terminates in 2008.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $6.2 million for investment advisory services and approximately $0.3 million for administrative services for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

The Company currently engages in no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At December 31, 2006, we had outstanding borrowings of approximately $58.5 million. We had no outstanding borrowings as of December 31, 2005 and December 31, 2004. We had no outstanding credit facility as of December 31, 2004. The following table shows the facility amounts and outstanding borrowings at December 31, 2006 and December 31, 2005:

	December 31, 2006 (dollars in thousands)		December 31, 2005 (dollars in thousands)
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Senior Secured Revolving Credit Facility	$100,000	$58,500	$100,000	$—

On May 18, 2005, we entered into an uncommitted $35 million senior secured revolving credit facility (the “Credit Facility”) with Bayerishe Hypo-Und Vereinsbank AG (“HVB”), as administrative agent and lender. On October 13, 2005, we entered into an agreement amending the Credit Facility to increase the Credit Facility from $35 million to $100 million through February 2006, with Royal Bank of Canada (“RBC”) as an additional lender under the amended Credit Facility. Effective February 16, 2006, the Company entered into an agreement pursuant to which RBC replaced HVB as administrative agent under the Company’s Credit Facility. Concurrent with its appointment, RBC agreed to make $40 million available under the Credit Facility.

On April 11, 2006, the Company entered into an amended and restated Credit Facility, with RBC as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. Under the amended and restated Credit Facility, the amount of our Credit Facility has been increased to $100 million, with each lender providing $50 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of April 11, 2008. Under the Credit Facility agreement the Company must satisfy monthly several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate on all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Management determined that a tax return of capital occurred with respect to the fiscal year ended December 31, 2004. Specifically, management determined that the dividend we distributed on December 31, 2004, resulted in a tax return of capital to our shareholders. A written statement identifying the source of the dividend (i.e., net income from operations, accumulated undistributed net profits from the sale of securities, and/or paid-in-capital surplus) accompanied our fourth quarter dividend payment to our shareholders.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2007
February 27, 2007	March 9, 2007	March 30, 2007	$0.36

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(1)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(1)

Total Distributions:			$3.18	(1)(2)

(1)	Includes a return of capital of $0.10 per share for tax purposes.
(2)	We did not declare a dividend for the period ended December 31, 2003.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Mr. Conroy serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited.

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

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

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

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results, as well as the nature and value of any collateral. We also use industry valuation benchmarks and public market comparables. We also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged a third-party valuation firm to independently evaluate our portfolio investments and provide their reports to the Valuation Committee, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

On October 26, 2006 the Board of Directors, upon the recommendation of the Valuation Committee, approved a change in our valuation process whereby the third-party valuation firm will prepare valuations for each of our portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter.

In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly.

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as income. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the years ended December 31, 2006, 2005, and 2004, respectively, we had approximately $1,545,000, $3,798,000 and $1,316,000 in PIK interest.

In addition, we recorded original issue discount income of approximately $914,000, $395,000 and $89,000 for the years ended December 31, 2006, 2005 and 2004, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2006 and December 31, 2005 was approximately $325,660,997 and $211,218,202, respectively.

RECENT DEVELOPMENTS

We declared, on February 27, 2007, a cash dividend of $0.36 per share payable March 30, 2007 to holders of record on March 9, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2006, only two debt investments in our portfolio were at fixed rates, and the remaining twenty-eight debt investments were at variable rates, representing approximately $15.4 million and $306.1 million in principal debt respectively. The variable rates are based upon the five-year Treasury note, or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of December 31, 2006. We have also assumed no change in the amount of borrowings outstanding under our credit facility of approximately $58.5 million as of December 31, 2006. Under this analysis, net investment income would increase by approximately $2.5 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Technology Investment Capital Corp.:

We have completed integrated audits of Technology Investment Capital Corp.’s financial statements and of its internal controls over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Technology Investment Capital Corp. (the “Company”) at December 31, 2006 and December 31, 2005, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years ended December 31, 2006, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 13, 2007

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2006	December 31, 2005
ASSETS
Investments, at fair value (cost: $325,660,997 @ 12/31/06; $211,218,202 @ 12/31/05)
Non-affiliated investments	$303,933,738	$211,398,202
Affiliated investments	22,251,122	0

Total investments at fair value	326,184,860	211,398,202

Cash and cash equivalents	5,181,512	55,811,584
Interest receivable - debt investments	3,203,947	2,022,660
Interest receivable - cash and cash equivalents	12,358	3,271
Securities sold not settled	0	773,486
Prepaid expenses	230,975	72,740
Other assets	6,094	25,875

Total assets	$334,819,746	$270,107,818

LIABILITIES
Investment advisory fee payable to affiliate	$1,995,517	$1,498,813
Dividends payable	2,364,699	2,316,528
Accrued interest payable	458,507	0
Accrued expenses	165,678	187,001
Accrued offering expenses	0	200,000
Loans payable	58,500,000	0

Total liabilities	63,484,401	4,202,342

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 19,705,824 and 19,304,401 issued and outstanding, respectively	197,058	193,044
Capital in excess of par value	269,909,732	263,885,376
Unrealized net appreciation on investments	523,863	180,000
Accumulated net realized gains on investments	320,139	1,739,015
Distributions less than (in excess of) investment income	384,553	(91,959)

Total net assets	271,335,345	265,905,476

Total liabilities and net assets	$334,819,746	$270,107,818

Net asset value per common share	$13.77	$13.77

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)(12) (11.00%, due Jan. 28, 2009)	$13,608,127	$13,608,127	$13,608,127

TrueYou.com Inc.	medical services	subordinated promissory notes(3)(5) (12.00%, due July 1, 2010)	1,849,535	1,168,695	1,168,695

The Endurance International Group, Inc.	Web hosting	senior secured notes (4)(6)(7)(12)	24,000,000	23,741,320	23,741,320
		(10.99%, due July 23, 2009)
		convertible preferred stock(10)		392,450	392,450
		warrants to purchase convertible
		preferred stock(10)		31,000	31,000

Avue Technologies Corp.	software	warrants to purchase common stock(10)		13,000	13,000

TrenStar Inc.	logistics	senior secured notes(3)(6)(12)	17,451,267	17,451,267	17,451,267
	technology	(10.72%, due Sept. 1, 2009)
		warrants to purchase convertible
		preferred stock(10)		0	0

3001, Inc.	geospatial	senior unsecured notes(6)(12)	10,000,000	10,000,000	10,000,000
	imaging	(11.00%, due Oct. 1, 2010)
		preferred stock(9)(10)		2,000,000	2,000,000
		common stock(9)(10)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(6)(7)(12)	16,750,000	16,588,018	16,588,018
		(12.96%, due Feb. 8, 2010)
		warrants to purchase common stock(10)		600,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6)(12)	11,000,000	11,000,000	11,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(10)		0	0
		convertible preferred stock(10)		476,000	476,000
		warrants to purchase convertible
		preferred stock(10)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(6)(8)(12) (13.00%, due March 28, 2008)	1,000,000	1,000,000	1,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(6)(12) (10.00%, due March 31, 2011)	10,500,000	10,500,000	10,500,000

Climax Group, Inc.	software	warrants to purchase common stock(10)		229,000	229,000

Willow CSN Incorporated	virtual	senior secured notes(6)(7)(12)	10,500,000	10,360,263	10,360,263
	workforce	(11.92%, due June 30, 2010)
	services	warrants to purchase
		convertible preferred stock (10)		200,000	125,000

NetQuote, Inc.	web-based services	senior secured notes(6)(12) (14.50%, due August 16, 2010)	15,000,000	15,000,000	15,000,000

StayOnline, Inc.	Internet service	senior secured notes(6)(7)(12)	15,000,000	14,734,329	14,734,329
	provider	(11.50%, due September 2, 2010)
		convertible preferred stock(10)		360,588	0

GenuTec Business Solutions, Inc.	interactive	senior secured notes(6)(7)(12)	15,000,000	14,944,206	14,944,206
	voice	(12.20%, due September 16, 2010)
	messaging services	warrants to purchase common stock(10)		91,337	0

(Continued on next page.)

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2006

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Aviel Services, Inc. (f/k/a OPTIMUS GROUP)	IT consulting	senior unsecured notes(6)(7)(12) (14.57%, due September 23, 2010)	14,500,000	14,262,281	14,262,281
		warrants to purchase common stock(10)		300,000	1,200,000

Network Solutions, LLC	domain name registration	senior secured notes(6)(8)(12) (10.36%, due January 9, 2012)	9,900,000	9,867,938	9,974,250

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(6)(7)(12) (11.64%, due February 28, 2011)	10,750,000	10,677,574	10,677,574
		warrants to purchase common stock(10)		110,000	0
		senior secured term B notes(6)(7)(12)	12,750,000	12,672,976	12,672,976
		(12.14%, due February 28, 2012)
		warrants to purchase common stock(10)		90,000	0

Data Transmission Network Corporation	information services	senior secured notes(6)(12) (13.36%, due September 10, 2013)	5,000,000	5,000,000	5,000,000

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(6)(12) (10.75%, due April 29, 2011)	12,000,000	12,000,000	12,000,000

Power Tools, Inc.	software	senior secured notes(6)(7)(12)	11,500,000	11,205,335	11,205,335
		(12.00%, due May 16, 2011)
		warrants to purchase common stock(10)		350,000	350,000

Attachmate Corporation	enterprise software	senior secured notes(6)(12) (12.11%, due December 30, 2012)	3,500,000	3,500,000	3,526,250

Iridium Satellite LLC	satellite	senior secured first lien notes (6)(7)(8)	2,724,488	2,699,025	2,717,680
	communications	(9.63%, due June 30, 2010)
		senior secured first lien tranche B notes(6)(7)	3,000,000	2,945,134	2,925,000
		(9.63%, due July 27, 2011)
		senior secured second lien notes (6)(7) (13.63%, due July 27, 2012)	2,000,000	1,943,883	1,980,000

Algorithmic Implementation, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(6)(7)(12) (11.40%, due September 11, 2010)	22,000,000	19,251,122	19,251,122
		common stock		3,000,000	3,000,000

NameMedia, Inc.	Internet business services	senior secured notes(6)(7)(12) (11.37%, due September 7, 2008)	12,000,000	11,949,106	12,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(6)(7)(8)	14,750,000	14,069,870	14,069,870
		(15.50%, due October 2, 2011)
		warrants to purchase common stock(10)		725,000	725,000

Punch Software LLC	software	senior secured notes(6)(7)	9,000,000	8,808,347	8,808,347
		(11.37%, due October 30, 2011)
		warrants to purchase Class A-1 units		200,000	200,000

SCS Holdings II Inc.	IT value-added reseller	second lien senior secured notes(6) (11.36%, due May 30, 2013)	14,500,000	14,519,806	14,572,500

Total Investments				$325,660,997	$326,184,860

(Continued on next page.)

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2006

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
(5)

In December 2005, Klinger Advanced Aesthetics, Inc. became a subsidiary of TrueYou.com, Inc. In July 2006, Klinger repaid its senior secured notes held by the Company and, in connection therewith, TrueYou.com issued a subordinated promissory note in which the Company invested $1,750,000 in principal value. The note includes payment-in-kind interest.

(6)	Notes bear interest at variable rates.
(7)	Cost and fair value reflect accretion of original issue discount.
(8)	Cost and fair value reflect repayment of principal.
(9)	Preferred stock and common stock held by limited liability company, in which we own membership interests.
(10)	Non-income producing at the relevant period end.
(11)

As a percentage of net assets at December 31, 2006, investments at fair value are categorized as follows: senior secured notes (97.9%), senior unsecured notes (12.8%), senior subordinated unsecured notes (5.2%), subordinated promissory notes (0.4%), preferred stock (1.1%), common stock (1.5%) and warrants to purchase equity securities (1.3%).

(12)

Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following collateral limits noted: Questia Media, Inc. ($10 million), Ai Squared ($20 million), TrenStar Inc. ($15 million) and Endurance International Group, Inc. ($20 million).

(13)

Aggregate gross unrealized appreciation for federal income tax purposes is $1,270,921; aggregate gross unrealized depreciation for federal income tax purposes is $747,058. Net unrealized appreciation is $523,863 based upon a tax cost basis of $325,660,997.

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2005

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc	digital media	senior secured notes(3)(4)(11) (11%, due Jan. 28, 2009)	$12,039,331	$12,039,331	$12,039,331

MortgageIT, Inc.	financial services	senior secured notes(11) (5.5%, due March 29, 2007)	15,000,000	15,000,000	15,000,000

Klinger Advanced Aesthetics, Inc.	medical services	senior secured notes(5)(11) (12%, due March 31, 2009)	10,000,000	10,000,000	10,000,000

The Endurance International Group, Inc.	Web hosting	senior secured notes(4)(5)(6)(11) (10.04%, due July 23, 2009)	13,000,000	12,729,661	12,729,661
		convertible preferred stock(9)		345,000	345,000

DirectRevenue, LLC	Internet advertising	senior secured notes(6)(7)(11) (12%, due Aug. 19, 2007)	3,220,000	3,158,305	3,158,305
		warrants to purchase common units(9)		240,000	0

Avue Technologies Corp.	software	warrants to purchase common stock(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.03%, due Sept. 1, 2009)	17,074,493	17,074,493	17,074,493
		warrants to purchase convertible preferred stock(9)		—	—

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.0%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (10.0%, due Feb. 8, 2010)	17,000,000	16,786,198	16,786,198
		warrants to purchase common stock(9)		260,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (10.25%, due March 23, 2010)	5,000,000	5,000,000	5,000,000
		warrants to purchase common stock(9)		—	—
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000

CrystalTech WebHosting, Inc.	Web hosting	senior secured notes(5)(11) (12.0%, due March 28, 2010)	8,000,000	8,000,000	8,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.0%, due March 31, 2011)	6,000,000	6,000,000	6,000,000
		common stock(9)		2,000,000	2,000,000

Climax Group, Inc.	software	senior secured notes(5)(6) (14.0%, due April 30, 2008)	5,000,000	4,924,350	4,924,350
		warrants to purchase common stock(9)		100,000	100,000

Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11) (10.5%, due June 30, 2010)	13,500,000	13,320,068	13,320,068
		warrants to purchase convertible preferred stock(9)		200,000	200,000

(Continued on next page.)

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2005

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
NetQuote, Inc.	web-based services	senior secured notes(5) (11) (12.5%, due August 16, 2010)	$15,000,000	$15,000,000	$15,000,000

StayOnline, Inc.	Internet service provider	senior secured notes(5) (11) (10.5%, due September 2, 2010)	15,000,000	14,662,937	14,662,937
		convertible preferred stock(9)		360,588	360,588

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(11) (9.0%, due September 16, 2010)	15,000,000	14,929,271	14,929,271
		warrants to purchase common stock(9)		75,000	75,000

Mortgagebot Acquisitions, LLC	web-based services	senior secured notes(5) (11) (10.0%, due October 29, 2010)	11,000,000	11,000,000	11,000,000

OPTIMUS Corporation	IT consulting	senior unsecured notes(5)(11) (14.0%, due September 23, 2010)	14,500,000	14,200,000	14,200,000
		warrants to purchase common stock(9)		300,000	300,000

Total investments				$211,218,202	$211,398,202

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

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
INVESTMENT INCOME
From non-affiliated investments:
Interest Income - debt investments	$30,490,365	$17,162,052	$4,550,566
Interest Income - cash and cash equivalents	682,760	1,022,852	1,092,274
Other Income	3,342,713	3,615,633	1,745,318

Total Investment Income from non-affiliated investments	34,515,838	21,800,537	7,388,158

From affiliated investments:
Interest Income - debt investments	1,031,389	0	0
Other Income	400,000	0	0

Total investment income from affiliated investments	1,431,389	0	0

Total investment income	35,947,227	21,800,537	7,388,158

EXPENSES
Compensation expenses	712,301	724,784	207,698
Investment advisory fees	6,240,055	4,345,637	2,773,849
Professional fees	1,059,918	1,102,255	587,216
Interest expense	1,896,903	546,516	0
Insurance	82,155	98,860	83,450
Directors’ fees	168,750	135,000	141,000
Transfer agent and custodian fees	105,776	93,906	86,087
General and administrative	280,551	368,457	145,341

Total Expenses	10,546,409	7,415,415	4,024,641

NET INVESTMENT INCOME	25,400,818	14,385,122	3,363,517

NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS	343,863	180,000	0

NET REALIZED GAINS ON INVESTMENTS	586,491	1,739,015	0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$26,331,172	$16,304,137	$3,363,517

Net increase in net assets resulting from operations per common share:
Basic and Diluted	$1.35	$1.21	$0.33
Weighted average shares of common stock outstanding:
Basic and Diluted	19,491,588	13,459,343	10,093,660

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Increase in net assets from operations:
Net investment income	$25,400,818	$14,385,122	$3,363,517
Net realized gains on investments	586,491	1,739,015	0
Net change in unrealized appreciation on investments	343,863	180,000	0

Net increase in net assets resulting from operations	26,331,172	16,304,137	3,363,517

Dividends from net investment income	(24,924,306)	(14,226,738)	(3,293,654)
Distributions from net realized capital gains	(2,005,367)	0	0
Tax return of capital distributions	0	0	(1,035,405)

Total dividends and distributions to shareholders	(26,929,673)	(14,226,738)	(4,329,059)

Capital share transactions:
Net proceeds from shares sold	0	127,084,678	0
Less offering costs of public share offerings	0	(6,780,721)	0
Reinvestment of dividends	6,028,370	4,262,583	2,257,452

Net increase in net assets from capital share transactions	6,028,370	124,566,540	2,257,452

Total increase in net assets:	5,429,869	126,643,939	1,291,910
Net assets at beginning of period	265,905,476	139,261,537	137,969,627

Net assets at end of period (including undistributed net investment income of $384,553, ($91,959) and ($250,343), respectively)	$271,335,345	$265,905,476	$139,261,537

Capital share activity:
Shares sold	0	8,865,666	0
Shares issued from reinvestment of dividends	401,423	280,887	157,748

Net increase in capital share activity	401,423	9,146,553	157,748

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$26,331,172	$16,304,137	$3,363,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Increase in investments due to PIK	(1,545,104)	(3,797,778)	(1,316,046)
Increase in non-cash fee income	(470,838)	0	0
Net realized gains on investments	(586,491)	(1,739,015)	0
Net change in unrealized appreciation on investments	(343,863)	(180,000)	0
Increase in interest receivable	(1,190,374)	(1,528,962)	(473,302)
(Increase) Decrease in prepaid expenses	(158,235)	434,791	(460,666)
Decrease (Increase) in other assets	19,781	29,956	(30,250)
Amortization of discounts	(914,088)	(395,009)	(88,684)
Increase in investment advisory fee payable	496,704	801,791	470,829
Increase in accrued interest payable	458,507	0	0
(Decrease) Increase in accrued expenses and accrued offering expenses	(221,323)	(156,899)	414,842

Net Cash Provided By Operating Activities	21,875,848	714,630	306,071

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(191,020,300)	(159,503,358)	(82,200,000)
Repayments of principal	76,595,512	29,500,000	1,480,000
Proceeds from the sale of investments	4,272,000	6,068,202	0

Net Cash Used in Investing Activities	(110,152,788)	(123,935,156)	(80,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	0	122,915,928	0
Offering expenses from the issuance of common stock	0	(2,611,971)	0
Amounts borrowed under revolving credit facility	83,500,000	0	0
Amounts paid back under revolving credit facility	(25,000,000)	0	0
Dividends paid	(20,853,132)	(7,647,627)	(2,071,607)

Net Cash Provided By (Used in) Financing Activities	37,646,868	112,656,330	(2,071,607)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,630,072)	(1,505,814)	(80,911,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,811,584	57,317,398	138,228,765

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,181,512	$55,811,584	$57,317,398

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$6,028,370	$4,262,583	$2,257,452

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,419,559	$546,516	$0

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1. ORGANIZATION

Technology Investment Capital Corp. (“TICC” or “the Company”) was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

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

INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged a third-party valuation firm to perform independent valuations of its investments.

On October 26, 2006 the Board of Directors, upon the recommendation of the Valuation Committee, approved a change in our valuation process whereby the third-party valuation firm will prepare valuations for each of our portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly.

An affiliate of the third-party valuation firm (the “Valuation Firm Affiliate”) owns a controlling interest in one of our portfolio companies, American Integration Technologies, LLC. Certain valuation firm personnel who perform the valuation services for the Company hold investments (directly and/or indirectly) in the Valuation Firm Affiliate. TICC’s Board has considered the relative amount of the investment and believes that it does not affect the valuation firm’s ability to perform its valuation services.

The Board of Directors uses the recommended valuations as prepared by TIM and the valuation firm, respectively, as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned to such investments. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including when the enterprise value of the portfolio company does not currently support the carrying value of our debt or equity investment. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as the net change in unrealized appreciation or depreciation on investments.

OTHER ASSETS

Other assets include amounts receivable from the administrator for deal cost reimbursements as of December 31, 2006 and deferred charges associated with the Company’s stock offering as well as an amounts receivable for deal costs as of December 31, 2005.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a payment-in-kind (“PIK”) provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be included in the determination of amounts payable to stockholders in the form of dividends, even though the Company has not collected any cash. For the years ended December 31, 2006, 2005 and 2004, respectively, the Company had approximately $1,545,000, $3,798,000 and $1,316,000 in PIK interest.

In addition, the Company recorded original issue discount income of approximately $914,000, $395,000 and $89,000, respectively, for the years ended December 31, 2006, 2005 and 2004, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company offer to make available managerial assistance to its portfolio companies. The Company offers to provide managerial assistance to its portfolio companies in connection with its investments and may receive fees for its services. The Company has not received any fees for such services since inception.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2006 and December 31, 2005 was approximately $325,660,997 and $211,218,202, respectively.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the Company’s portfolio may be concentrated in a limited number of portfolio companies in the technology-related sector, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if the technology-related sector experiences a market downturn.

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2006 and December 31, 2005, respectively, cash and cash equivalents consisted of:

	December 31, 2006	December 31, 2005
Eurodollar Time Deposit (due 1/2/07 and 1/3/06)	$5,181,512	$15,700,000
U.S. Treasury Bill (1/12/06)	—	39,954,167

Total Cash Equivalents	5,181,512	55,654,167
Cash	—	157,417

Cash and Cash Equivalents	$5,181,512	$55,811,584

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Numerator for basic and diluted per share computation	$26,331,172	$16,304,137	$3,363,517
Denominator for basic and diluted weighted average shares	19,491,588	13,459,343	10,093,660
Basic and diluted net increase in net assets resulting from operations per common share	$1.35	$1.21	$0.33

NOTE 5. RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with TIM (the “Investment Advisory Agreement”) under which TIM, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TIM receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. The Base Fee is calculated at an annual rate of 2.00%. For services rendered under the Investment Advisory Agreement during the period commencing from the closing of the Company’s initial public share offering through and including March 31, 2004, the Base Fee was payable monthly in arrears, and was calculated based on the initial value of TICC’s net assets upon closing of the stock offering. For services rendered under the Investment Advisory Agreement after March 31, 2004, the Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one- fourth of an annual “hurdle rate.”

For the period from inception through December 31, 2004, the annual hurdle rate was 8.27%, which was equal to the interest rate payable, at the closing of the Company’s initial public offering, on the most recently issued five-year U.S. Treasury Notes, plus 5.0%. For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2006 calendar year and 2005 calendar year was 9.35% and 8.63%, respectively. The current hurdle rate for the 2007 calendar year, calculated as of December 31, 2006, is 9.70%.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement , as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consist of the Company’s realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year; provided, that the capital gains portion of the incentive fee determined as of December 31, 2004 was calculated for a period of longer than twelve months to take into account any Incentive Fee Capital Gains for the period from inception through December 31, 2003.

For the year ended December 31, 2004 there were no incentive fees earned by the Adviser. For the year ended December 31, 2005 incentive fees of approximately $148,000 and capital gains incentive fees of approximately $300,000 were earned. For the year ended December 31, 2006 incentive fees of approximately $331,000 were earned; there were no capital gains incentive fees earned for 2006.

TICC has also entered into an Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. For providing these services, facilities and personnel, TICC reimburses BDC Partners for TICC’s allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including rent.

The Company’s investment activities are managed by its investment adviser, TIM, pursuant to the investment advisory agreement described above. TIM is owned by BDC Partners, its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan Cohen, our Chief Executive Officer, and Saul Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the President of Royce & Associates. For the periods ended December 31, 2006, 2005, and 2004, respectively, TICC incurred investment advisory fees of $6,240,055, $4,345,637, and $2,773,849 in accordance with the terms of the investment advisory agreement, and incurred $712,301, $724,784, and $207,698 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred $61,382, $53,840 and $28,879 for facility costs allocated under the agreement for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, respectively, $1,995,517, $1,498,813 and $697,022 of investment advisory fees remained payable to TIM, and $0, $0 and $12,894 of compensation expenses remained payable to BDC Partners.

NOTE 6. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2006, 2005 and 2004, respectively, TICC earned approximately $3.7 million, $3.6 million, and $1.7 million in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2006, 2005 and 2004, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

As of December 31, 2006, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $7 million are outstanding to Endurance International Group, Inc. ($6 million) and WHITTMANHART, Inc. ($1 million).

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On April 11, 2006 the Company entered into an amended and restated Credit Facility, with RBC as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. Under the amended and restated Credit Facility, the amount of our Credit Facility has been increased to $100 million, with each lender providing $50 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of April 11, 2008.

Under the Credit Facility agreement the Company must satisfy monthly several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate on all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

The Company had outstanding borrowings of $58.5 million under the facility as of December 31, 2006 and related accrued interest payable of approximately $0.5 million; the Company had no outstanding borrowings as of December 31, 2005.

NOTE 9. SUBSEQUENT EVENTS

On February 27, 2007, the Company declared a cash dividend of $0.36 per share payable March 30, 2007 to holders of record on March 9, 2007.

Effective February 27, 2007, one of the Company’s portfolio companies, GenuTec Business Solutions, Inc., completed a restructuring of its capital structure, whereby $5.15 million of GenuTec’s debt, including accrued interest, held by another institutional investor was converted to convertible preferred stock. As a result, the Company is the only remaining senior noteholder for GenuTec. In connection with this restructuring, the Company agreed to cancel its warrants to purchase common stock, to provide additional senior notes of up to $2.0 million, to reduce the interest rate on its senior secured notes to 10.46%, and to convert the cash interest payments to PIK for the next four quarters. As of March 13, 2007, $900,000 of the additional senior notes had been drawn down. GenuTec also made changes in its management team and its board of directors.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 10. FINANCIAL HIGHLIGHTS

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	July 21, 2003 through December 31, 2003
Per Share Data
Net asset value at beginning of period	$13.77	$13.71	$13.80	$15.00

Net income investment (loss)(1)	1.30	1.07	0.33	(0.06)
Net realized and unrealized capital gains(2)	0.05	0.14	0.01	0.00
Effect of shares issued, net of offering expenses	0.03	(0.14)	0.00	(1.14)

Total from investment operations	1.38	1.07	0.34	(1.20)

Dividends from net investment income	(1.28)	(1.01)	(0.33)	(0.00)
Distributions from net realized capital gains	(0.10)	(0.00)	(0.00)	(0.00)
Tax return of capital distributions	(0.00)	(0.00)	(0.10)	(0.00)

Total distributions	(1.38)	(1.01)	(0.43)	(0.00)

Net asset value at end of period	$13.77	$13.77	$13.71	$13.80

Per share market value at beginning of period	$15.10	$15.01	$15.55	$15.00
Per share market value at end of period	$16.14	$15.10	$15.01	$15.55
Total return(3)	17.02%	7.47%	(0.71%)	3.67%
Shares outstanding at end of period	19,705,824	19,304,401	10,157,848	10,000,100

Ratios/Supplemental Data
Net assets at end of period (000’s)	$271,335	$265,905	$139,262	$137,970
Average net assets (000’s)	270,309	184,715	137,568	28,703
Ratio of expenses to average net assets	3.90%	4.00%	2.90%	2.40%
Ratio of expenses, excluding interest expense, to average net assets	3.20%	3.72%	2.90%	2.40%
Ratio of net investment income to average net assets	9.40%	7.80%	2.40%	(2.00%)

(1) Represents per share net investment income (loss) for the period, based upon average shares outstanding.

(2) Includes rounding adjustment to reconcile change in net asset value per share.

(3) Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment at prices obtained under the Company’s dividend reinvestment plan. Total return from inception through December 31, 2003 has not been annualized.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Record Date	Payment Date	Dividend per Share
Fiscal year ended 2007
March 9, 2007	March 30, 2007	$0.36

Fiscal year ended 2006
December 29, 2006	January 17, 2007	$0.12
December 8, 2006	December 29, 2006	0.34
September 8, 2006	September 29, 2006	0.32
June 9, 2006	June 30, 2006	0.30
March 10, 2006	March 31, 2006	0.30

Fiscal year ended 2005
December 30, 2005	January 18, 2006	$0.12
December 9, 2005	December 30, 2005	0.30
September 10, 2005	September 30, 2005	0.25
June 10, 2005	June 30, 2005	0.20
March 10, 2005	March 31, 2005	0.14

Fiscal year ended 2004
December 10, 2004	December 31, 2004	$0.11
September 10, 2004	September 30, 2004	0.11
June 10, 2004	June 30, 2004	0.11
March 15, 2004	April 5, 2004	0.10

The tax character of distributions declared and paid in 2006 represented $25,909,613 from ordinary income, including $669,769 of qualified dividend income (unaudited), $1,020,060 from long-term capital gains, and $0 from tax return of capital.

As of December 31, 2006, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$513,338
Distributable long-term capital gains	301,972
Unrealized appreciation on investments	523,863

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

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2006
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$11,482,632	$8,792,004	$8,464,101	$7,208,490
Net Investment Income	7,668,602	6,141,483	6,275,648	5,315,085
Net Increase in Net Assets resulting from Operations	7,444,050	6,759,589	6,864,696	5,262,837
Basic and diluted earnings per common share	$0.38	$0.35	$0.35	$0.27

	Year Ended December 31, 2005
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$6,352,666	$6,499,053	$4,718,989	$4,229,829
Net Investment Income	3,808,654	4,480,506	3,290,552	2,805,410
Net Increase in Net Assets resulting from Operations	5,488,669	4,719,506	3,290,552	2,805,410
Basic and diluted earnings per common share (1)	$0.37	$0.35	$0.25	$0.23

(1)	Aggregation of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2005 due to rounding.

	Year Ended December 31, 2004
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$2,886,977	$2,344,537	$1,243,458	$913,186
Net Investment Income	1,786,901	1,347,156	275,059	(45,599)
Net Increase in Net Assets resulting from Operations	1,786,901	1,347,156	275,059	(45,599)
Basic and diluted earnings per common share (1)	$0.18	$0.13	$0.03	$—

(1)	Aggregation of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2004 due to rounding.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities, including pass-through entities such as the Company, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. Management is in the process of evaluating the application of the Interpretation to the Company, and is assessing the impact, if any, on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing the Standard against its current valuation policies to determine its impact on the financial statements, if any.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2006.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 53 of this Form 10-K, is incorporated by reference herein.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which appears on page 54 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: March 13, 2007	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2007	/S/ CHARLES M. ROYCE
Charles M. Royce Chairman of the Board of Directors

Date: March 13, 2007	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2007	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

Date: March 13, 2007	/S/ STEVEN P. NOVAK
Steven P. Novak Director

Date: March 13, 2007	/S/ G. PETER O’BRIEN
G. Peter O’Brien Director

Date: March 13, 2007	/S/ TONIA L. PANKOPF
Tonia L. Pankopf Director