Form 10-K/A
period 2006-12-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2007-03-15
CIK 1259429

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended December 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 13, 2007, is to correct certain typographical errors in the Statements of Cash Flows with respect to our fiscal years ended December 31, 2005 and December 31, 2004. No other items of the Original Filing are being amended hereby.

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

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
INVESTMENT INCOME
From non-affiliated investments:
Interest Income - debt investments	$30,490,365	$17,162,052	$4,550,566
Interest Income - cash and cash equivalents	682,760	1,022,852	1,092,274
Other Income	3,342,713	3,615,633	1,745,318

Total Investment Income from non-affiliated investments	34,515,838	21,800,537	7,388,158

From affiliated investments:
Interest Income - debt investments	1,031,389	0	0
Other Income	400,000	0	0

Total investment income from affiliated investments	1,431,389	0	0

Total investment income	35,947,227	21,800,537	7,388,158

EXPENSES
Compensation expenses	712,301	724,784	207,698
Investment advisory fees	6,240,055	4,345,637	2,773,849
Professional fees	1,059,918	1,102,255	587,216
Interest expense	1,896,903	546,516	0
Insurance	82,155	98,860	83,450
Directors’ fees	168,750	135,000	141,000
Transfer agent and custodian fees	105,776	93,906	86,087
General and administrative	280,551	368,457	145,341

Total Expenses	10,546,409	7,415,415	4,024,641

NET INVESTMENT INCOME	25,400,818	14,385,122	3,363,517

NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS	343,863	180,000	0

NET REALIZED GAINS ON INVESTMENTS	586,491	1,739,015	0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$26,331,172	$16,304,137	$3,363,517

Net increase in net assets resulting from operations per common share:
Basic and Diluted	$1.35	$1.21	$0.33
Weighted average shares of common stock outstanding:
Basic and Diluted	19,491,588	13,459,343	10,093,660

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Increase in net assets from operations:
Net investment income	$25,400,818	$14,385,122	$3,363,517
Net realized gains on investments	586,491	1,739,015	0
Net change in unrealized appreciation on investments	343,863	180,000	0

Net increase in net assets resulting from operations	26,331,172	16,304,137	3,363,517

Dividends from net investment income	(24,924,306)	(14,226,738)	(3,293,654)
Distributions from net realized capital gains	(2,005,367)	0	0
Tax return of capital distributions	0	0	(1,035,405)

Total dividends and distributions to shareholders	(26,929,673)	(14,226,738)	(4,329,059)

Capital share transactions:
Net proceeds from shares sold	0	127,084,678	0
Less offering costs of public share offerings	0	(6,780,721)	0
Reinvestment of dividends	6,028,370	4,262,583	2,257,452

Net increase in net assets from capital share transactions	6,028,370	124,566,540	2,257,452

Total increase in net assets:	5,429,869	126,643,939	1,291,910
Net assets at beginning of period	265,905,476	139,261,537	137,969,627

Net assets at end of period (including undistributed net investment income of $384,553, ($91,959) and ($250,343), respectively)	$271,335,345	$265,905,476	$139,261,537

Capital share activity:
Shares sold	0	8,865,666	0
Shares issued from reinvestment of dividends	401,423	280,887	157,748

Net increase in capital share activity	401,423	9,146,553	157,748

See Accompanying Notes.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$26,331,172	$16,304,137	$3,363,517
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Increase in investments due to PIK	(1,545,104)	(3,797,778)	(1,316,046)
Increase in non-cash fee income	(470,838)	0	0
Net realized gains on investments	(586,491)	(1,739,015)	0
Net change in unrealized appreciation on investments	(343,863)	(180,000)	0
Increase in interest receivable	(1,190,374)	(1,528,962)	(473,302)
(Increase) Decrease in prepaid expenses	(158,235)	29,956	(30,250)
Decrease (Increase) in other assets	19,781	434,791	(460,666)
Amortization of discounts	(914,088)	(395,009)	(88,684)
Increase in investment advisory fee payable	496,704	801,791	470,829
Increase in accrued interest payable	458,507	0	0
(Decrease) Increase in accrued expenses and accrued offering expenses	(221,323)	(156,899)	414,842

Net Cash Provided By Operating Activities	21,875,848	9,773,012	1,880,240

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(191,020,300)	(159,503,358)	(82,200,000)
Repayments of principal	76,595,512	29,500,000	1,480,000
Proceeds from the sale of investments	4,272,000	6,068,202	0

Net Cash Used in Investing Activities	(110,152,788)	(123,935,156)	(80,720,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	0	122,915,928	0
Offering expenses from the issuance of common stock	0	(2,611,971)	0
Amounts borrowed under revolving credit facility	83,500,000	0	0
Amounts paid back under revolving credit facility	(25,000,000)	0	0
Dividends paid	(20,853,132)	(7,647,627)	(2,071,607)

Net Cash Provided By (Used in) Financing Activities	37,646,868	112,656,330	(2,071,607)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,630,072)	(1,505,814)	(80,911,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,811,584	57,317,398	138,228,765

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,181,512	$55,811,584	$57,317,398

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$6,028,370	$4,262,583	$2,257,452

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,419,559	$546,516	$0

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

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: March 15, 2007	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer