Form 10-Q
period 2007-03-31
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2007-05-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 8, 2007 was 19,810,567.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Investments, at fair value (cost: $320,038,435 @ 3/31/07; $325,660,997 @ 12/31/06)
Non-affiliated investments	$292,076,024	$303,933,738
Affiliated investments	25,460,813	22,251,122

Total investments at fair value	317,536,837	326,184,860

Cash and cash equivalents	7,916,833	5,181,512
Interest receivable	2,594,904	3,216,305
Prepaid expenses and other assets	246,238	237,069

Total assets	$328,294,812	$334,819,746

LIABILITIES
Investment advisory fee payable to affiliate	$1,641,555	$1,995,517
Dividends payable	0	2,364,699
Accrued interest payable	405,001	458,507
Accrued expenses	304,714	165,678
Loans payable	56,500,000	58,500,000

Total liabilities	58,851,270	63,484,401

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 19,810,567 and 19,705,824 issued and outstanding, respectively	198,106	197,058
Capital in excess of par value	271,662,365	269,909,732
Net unrealized appreciation (depreciation) on investments	(2,501,598)	523,863
Accumulated net realized gains on investments	176,932	320,139
Distributions less than (in excess of) investment income	(92,263)	384,553

Total net assets	269,443,542	271,335,345

Total liabilities and net assets	$328,294,812	$334,819,746

Net asset value per common share	$13.60	$13.77

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11)	$13,608,127	$13,608,127	$13,608,127
		(11.00%, due Jan. 28, 2009)

TrueYou.com Inc.	medical services	subordinated promissory notes(3)(6)	1,901,315	1,258,745	1,258,745
		(12.00%, due July 1, 2010)

The Endurance International Group, Inc.	Web hosting	senior secured notes (4)(5)(6)(11)	24,000,000	23,765,456	23,765,456
		(10.99%, due July 23, 2009)
		convertible preferred stock(9)		392,450	715,000
		warrants to purchase convertible preferred stock(9)		31,000	55,000

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11)	16,951,267	16,951,267	16,951,267
		(10.72%, due Sept. 1, 2009)
		warrants to purchase convertible preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11)	10,000,000	10,000,000	10,000,000
		(11.00%, due Oct. 1, 2010)
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11)	15,000,000	14,851,001	14,851,001
		(12.96%, due Feb. 8, 2010)
		warrants to purchase common stock(9)		600,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	11,000,000	11,000,000	11,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11)	1,000,000	1,000,000	1,000,000
		(12.85%, due March 28, 2008)

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11)	10,500,000	10,500,000	9,000,000
		(10.00%, due March 31, 2011)

Climax Group, Inc.	software	warrants to purchase common stock(9)		229,000	229,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11) (11.92%, due June 30, 2010)	10,500,000	10,370,252	10,370,252
		warrants to purchase convertible preferred stock (9)		200,000	125,000

NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.50%, due August 16, 2010)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(3)(4)(5)(6)(9) (10.46%, due September 16, 2010)	16,857,500	16,805,442	11,805,442

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11) (14.57%, due September 23, 2010)	14,500,000	14,277,892	14,277,892
		warrants to purchase common stock		300,000	1,200,000

Group 329, LLC	digital imaging	senior secured term A notes(5)(6)(11)	10,750,000	10,684,350	10,684,350
(d/b/a “The CAPS Group”)		(11.89%, due February 28, 2011)
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11)	12,750,000	12,676,899	12,676,899
		(12.39%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(11) (10.75%, due April 29, 2011)	12,000,000	12,000,000	12,000,000

Power Tools, Inc.	software	senior secured notes(5)(6)(11) (12.00%, due May 16, 2011)	11,250,000	10,976,706	10,976,706
		warrants to purchase common stock(9)		350,000	0

Attachmate Corporation	enterprise software	senior secured notes(5)(11) (12.07%, due December 30, 2012)	3,500,000	3,500,000	3,500,000

Iridium Satellite LLC	satellite communications	senior secured first lien notes (5)(6)(7)(11) (9.61%, due June 30, 2010)	2,579,080	2,556,280	2,579,080
		senior secured first lien tranche B notes(5)(6)(11)	3,000,000	2,948,416	3,011,250
		(9.61%, due July 27, 2011)
		senior secured second lien notes (5)(6)(11) (13.61%, due July 27, 2012)	2,000,000	1,946,365	2,030,000

Algorithmic Implementations, Inc.	software	senior secured notes(5)(6)(11)	22,000,000	19,460,813	19,460,813
(d/b/a “Ai Squared”)		(11.40%, due September 11, 2010)
		common stock(9)		3,000,000	6,000,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
NameMedia, Inc.	Internet business	senior secured notes(5)(6)(11)	12,000,000	11,956,363	12,000,000
	services	(11.37%, due September 7, 2008)

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7)	14,500,000	13,864,094	13,864,094
		(15.50%, due October 2, 2011)
		warrants to purchase common stock(9)		725,000	725,000

Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,820,474	8,820,474
		(11.37%, due October 30, 2011)
		warrants to purchase Class A-1 units		200,000	200,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11)	14,500,000	14,519,043	14,571,739
		(11.35%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(5)(11)	25,000,000	25,000,000	25,031,250
		(9.82%, due March 20, 2013)

Total Investments				$320,038,435	$317,536,837

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost reflects accretion of original issue discount.
(7)	Cost reflects repayment of principal.
(8)	Preferred stock and common stock indirectly held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at March 31, 2007, investments at fair value are categorized as follows: senior secured notes (94.9%), senior unsecured notes (12.3%), senior subordinated unsecured notes (5.1%), subordinated promissory notes (0.5%), preferred stock (1.2%), common stock (2.6%), and warrants to purchase equity securities (1.2%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10 million), Ai Squared ($20 million),TrenStar, Inc. ($15 million), AKQA, Inc. ($20 million) and Endurance International Group, Inc. ($20 million).
(12)	Aggregate gross unrealized capital appreciation for federal income tax purposes is $4,623,402; aggregate gross unrealized capital depreciation for federal income tax purposes is $7,125,000. Net unrealized capital depreciation is $2,501,598 based upon a tax cost basis of $320,038,435.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11)	$13,608,127	$13,608,127	$13,608,127
		(11.00%, due Jan. 28, 2009)

TrueYou.com Inc.	medical services	subordinated promissory notes(3)(6)	1,849,535	1,168,695	1,168,695
		(12.00%, due July 1, 2010)

The Endurance International Group, Inc.	Web hosting	senior secured notes (4)(5)(6)(11)	24,000,000	23,741,320	23,741,320
		(10.99%, due July 23, 2009)
		convertible preferred stock(9)		392,450	392,450
		warrants to purchase convertible
		preferred stock(9)		31,000	31,000

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics	senior secured notes(3)(5)(11)	17,451,267	17,451,267	17,451,267
	technology	(10.72%, due Sept. 1, 2009)
		warrants to purchase convertible
		preferred stock(9)		0	0

3001, Inc.	geospatial	senior unsecured notes(5)(11)	10,000,000	10,000,000	10,000,000
	imaging	(11.00%, due Oct. 1, 2010)
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite	senior secured notes(5)(6)(11)	16,750,000	16,588,018	16,588,018
	communications	(12.96%, due Feb. 8, 2010)
		warrants to purchase common stock(9)		600,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	11,000,000	11,000,000	11,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible
		preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11)	1,000,000	1,000,000	1,000,000
		(13.00%, due March 28, 2008)

Falcon Communications, Inc.	satellite	senior unsecured notes(5)(11)	10,500,000	10,500,000	10,500,000
	communications	(10.00%, due March 31, 2011)

Climax Group, Inc.	software	warrants to purchase common stock(9)		229,000	229,000

Willow CSN Incorporated	virtual	senior secured notes(5)(6)(11)	10,500,000	10,360,263	10,360,263
	workforce	(11.92%, due June 30, 2010)
	services	warrants to purchase
		convertible preferred stock (9)		200,000	125,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.50%, due August 16, 2010)

StayOnline, Inc.	Internet	senior secured notes(5)(6)(11)	15,000,000	14,734,329	14,734,329
	service provider	(11.50%, due September 2, 2010)
		convertible preferred stock(9)		360,588	0

GenuTec Business Solutions, Inc.	interactive	senior secured notes(5)(6)(11)	15,000,000	14,944,206	14,944,206
	voice	(12.20%, due September 16, 2010)
	messaging services	warrants to purchase common stock(9)		91,337	0

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,262,281	14,262,281
		(14.57%, due September 23, 2010)
		warrants to purchase common stock(9)		300,000	1,200,000

Network Solutions, LLC	domain name registration	senior secured notes(5)(7)(11)	9,900,000	9,867,938	9,974,250
		(10.36%, due January 9, 2012)

Group 329, LLC	digital imaging	senior secured term A notes(5)(6)(11)	10,750,000	10,677,574	10,677,574
(d/b/a “The CAPS Group”)		(11.64%, due February 28, 2011)
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11)	12,750,000	12,672,976	12,672,976
		(12.14%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	0

Data Transmission Network Corporation	information services	senior secured notes(5)(11)	5,000,000	5,000,000	5,000,000
		(13.36%, due September 10, 2013)

American Integration Technologies, LLC.	semiconductor capital	senior secured notes(5)(11)	12,000,000	12,000,000	12,000,000
	equipment	(10.75%, due April 29, 2011)

Power Tools, Inc.	software	senior secured notes(5)(6)(11)	11,500,000	11,205,335	11,205,335
		(12.00%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	350,000

Attachmate Corporation	enterprise software	senior secured notes(5)(11)	3,500,000	3,500,000	3,526,250
		(12.11%, due December 30, 2012)

Iridium Satellite LLC	satellite	senior secured first lien notes (5)(6)(7)(11)	2,724,488	2,699,025	2,717,680
	communications	(9.63%, due June 30, 2010)
		senior secured first lien tranche B notes(5)(6)(11)	3,000,000	2,945,134	2,925,000
		(9.63%, due July 27, 2011)
		senior secured second lien notes(5)(6)(11)	2,000,000	1,943,883	1,980,000
		(13.63%, due July 27, 2012)

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Algorithmic Implementations, Inc.	software	senior secured notes(5)(6)(11)	22,000,000	19,251,122	19,251,122
(d/b/a “Ai Squared”)		(11.40%, due September 11, 2010)
		common stock(9)		3,000,000	3,000,000

NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11) (11.37%, due September 7, 2008)	12,000,000	11,949,106	12,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7)	14,750,000	14,069,870	14,069,870
		(15.50%, due October 2, 2011)
		warrants to purchase common stock(9)		725,000	725,000

Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,808,347	8,808,347
		(11.37%, due October 30, 2011)
		warrants to purchase Class A-1 units		200,000	200,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11)	14,500,000	14,519,806	14,572,500
		(11.36%, due May 30, 2013)

Total Investments				$325,660,997	$326,184,860

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock indirectly held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at December 31, 2006, investments at fair value are categorized as follows: senior secured notes (97.9%), senior unsecured notes (12.8%), senior subordinated unsecured notes (5.2%), subordinated promissory notes (0.4%), preferred stock (1.1%), common stock (1.5%), and warrants to purchase equity securities (1.3%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10 million), Ai Squared ($20 million),TrenStar, Inc. ($15 million) and Endurance International Group, Inc. ($20 million).
(13)	Aggregate gross unrealized capital appreciation for federal income tax purposes is $1,270,921; aggregate gross unrealized capital depreciation for federal income tax purposes is $747,058. Net unrealized capital appreciation is $523,863 based upon a tax cost basis of $325,660,997.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
INVESTMENT INCOME
From non-affiliated investments:
Interest income—debt investments	$8,658,400	$6,028,432
Interest income—cash and cash equivalents	121,519	353,981
Other income	280,250	826,077

Total investment income from non-affiliated investments	9,060,169	7,208,490

From affiliated investments:
Interest income—debt investments	836,691	0
Other income	0	0

Total investment income from affiliated investments	836,691	0

Total investment income	9,896,860	7,208,490

EXPENSES
Compensation expense	200,000	130,182
Investment advisory fees	1,641,555	1,348,793
Professional fees	251,185	294,575
Interest expense	1,004,226	0
General and administrative	171,741	119,855

Total expenses	3,268,707	1,893,405

Net investment income	6,628,153	5,315,085

Net change in unrealized appreciation or depreciation on investments	(3,025,461)	(210,588)

Net realized (losses) gains on investments	(143,207)	158,340

Net increase in net assets resulting from operations	$3,459,485	$5,262,837

Net increase in net assets resulting from net investment income per common share:
Basic and Diluted	$0.34	$0.27
Net increase in net assets resulting from operations per common share:
Basic and Diluted	$0.18	$0.27
Weighted average shares of common stock outstanding:
Basic and Diluted	19,732,312	19,345,133

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	THREE MONTHS ENDED MARCH 31, 2007 (unaudited)	YEAR ENDED DECEMBER 31, 2006
Increase in net assets from operations:
Net investment income	$6,628,153	$25,400,818
Net realized gains (losses) on investments	(143,207)	586,491
Net change in unrealized appreciation or depreciation on investments	(3,025,461)	343,863

Net increase in net assets resulting from operations	3,459,485	26,331,172

Dividends from net investment income:	(7,104,969)	(24,924,306)
Distributions from net realized capital gains:	0	(2,005,367)

Total dividends and distributions to shareholders	(7,104,969)	(26,929,673)

Capital share transactions:
Reinvestment of dividends	1,753,681	6,028,370

Net increase in net assets from capital share transactions	1,753,681	6,028,370

Total (decrease) increase in net assets:	(1,891,803)	5,429,869
Net assets at beginning of period	271,335,345	265,905,476

Net assets at end of period (including over distributed and undistributed net investment income of $92,263 and $384,553, respectively)	$269,443,542	$271,335,345

Capital share activity:
Shares sold	0	0
Shares issued from reinvestment of dividends	104,743	401,423

Net increase in capital share activity	104,743	401,423

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,459,485	$5,262,837
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Increase in investments due to PIK.	(509,281)	(757,647)
Net realized losses (gains) on investments	143,207	(158,340)
Net change in unrealized appreciation or depreciation on investments	3,025,461	210,588
Decrease in interest receivable	621,401	14,539
(Increase) decrease in prepaid expenses and other assets	(9,169)	46,132
Amortization of discounts	(425,522)	(109,557)
Decrease in investment advisory fee payable	(353,962)	(239,609)
Decrease in accrued interest payable	(53,506)	0
Increase in accrued expenses and accrued offering expenses	139,036	35,004

Net cash provided by operating activities	6,037,150	4,303,947

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(26,400,000)	(50,030,000)
Repayments of principal	32,795,408	4,625,000
Proceeds from the sale of investments	18,750	931,826

Net cash provided by (used in) investing activities	6,414,158	(44,473,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts borrowed under repurchase agreement	0	24,912,500
Amounts borrowed under revolving credit facility	25,000,000	0
Amounts paid back under revolving credit facility	(27,000,000)	0
Dividends paid	(7,715,987)	(5,827,764)

Net cash (used in) provided by financing activities	(9,715,987)	19,084,736

Net increase (decrease) in cash and cash equivalents	2,735,321	(21,084,491)
Cash and cash equivalents, beginning of period	5,181,512	55,811,584

Cash and cash equivalents, end of period	$7,916,833	$34,727,093

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$1,753,681	$2,294,711
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,057,732	$—

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of Technology Investment Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

Under the valuation policy approved by the Board of Directors, upon the recommendation of the Valuation Committee, the third-party valuation firm will prepare valuations for each of our portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly.

The Board of Directors considers the valuation analyses as prepared by TIM and the third-party valuation firm, respectively, as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned to such investments. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including when collection of a loan or realization of an equity security is doubtful; if there is adequate enterprise value to support the repayment of our debt then the fair value typically corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and its equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as the net change in unrealized appreciation or depreciation on investments.

NOTE 4. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)

Numerator for basic and diluted income per share - net investment income	$6,628,153	$5,315,085

Numerator for basic and diluted income per share - net increase in net assets resulting from operations	$3,459,485	$5,262,837

Denominator for basic and diluted income per share - weighted average shares	19,732,312	19,345,133

Basic and diluted net investment income per common share	$0.34	$0.27

Basic and diluted net increase in net assets resulting from operations per common share	$0.18	$0.27

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

The Company has also entered into an Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

For the quarters ended March 31, 2007 and 2006, TICC incurred investment advisory fees of $1,641,555 and $1,348,793, of which $1,641,555 and $1,259,204 remained payable to TIM at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended March 31, 2007 and 2006, respectively, TICC incurred $200,000 and $130,182 in compensation expenses for employees allocated to the administrative activities of TICC, of which $94,274 and $30,018 remained payable at the end of the respective quarter. TICC also incurred $18,000 and $10,869 for reimbursement of facility costs for the three months ended March 31, 2007 and 2006, respectively, of which amounts $6,089 and $8,094, respectively, remained payable at the end of each period.

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

On March 30, 2007, the Company paid a dividend of $0.36 per share, which included approximately $0.02 per share of undistributed net investment income from 2006, and approximately $0.34 per share of investment income for the three months ended March 31, 2007. Management monitors available net investment income to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2007 was $13.60, and at December 31, 2006 was $13.77. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2007 and 2006, the Company received PIK interest of $509,281 and $757,647, respectively, and recorded a corresponding increase in the cost of the investment. One of the debt investments which has a provision for PIK interest, GenuTec Business Solutions, Inc., has been placed on non-accrual status as of March 31, 2007.

In addition, the Company recorded original issue discount income (“OID”) of approximately $425,522 for the three months ended March 31, 2007, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants or stock. The Company had approximately $109,557 in OID income for the three months ended March 31, 2006.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2007 and 2006, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2007 and 2006, respectively, are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$13.77	$13.77

Net investment income(1)	0.34	0.27
Net realized and unrealized capital gains(2)	(0.17)	0.01
Effect of shares issued, net of offering expenses	0.02	0.00

Total from investment operations	0.19	0.28

Dividends from net investment income(3)	(0.36)	(0.30)

Net asset value at end of period	$13.60	$13.75

Per share market value at beginning of period	$16.14	$15.10
Per share market value at end of period	$16.91	$14.54
Total return(4)	7.00%	(1.7%)
Shares outstanding at end of period	19,810,567	19,459,976

Ratios/Supplemental Data
Net assets at end of period (000’s)	$269,444	$267,657
Average net assets (000’s)	$273,558	$267,415
Ratio of expenses to average net assets	4.78%	2.83%
Ratio of expenses, excluding interest expense, to average net assets	3.31%	2.83%
Ratio of net investment income to average net assets	9.69%	7.95%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Includes rounding adjustment to reconcile change in net asset value per share.
(3)	Dividends for the first quarter of 2007 were funded from undistributed net investment income from 2006, as well as net investment income for the three months ended March 31, 2007. Management monitors available net investment income to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2007 and December 31, 2006, respectively, cash and cash equivalents consisted of:

	March 31, 2007	December 31, 2006
Eurodollar Time Deposit (due 4/2/07 and 1/2/07)	$7,916,833	$5,181,512

Cash and Cash Equivalents	$7,916,833	$5,181,512

NOTE 12. COMMITMENTS

As of March 31, 2007, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $7.6 million were outstanding as of March 31, 2007 to The Endurance International Group ($6 million), WHITTMANHART, Inc. ($1 million) and GenuTec Business Solutions, Inc. ($600,000).

NOTE 13. REVOLVING CREDIT AGREEMENT

The Company has a Credit Facility, with Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The amount of the Credit Facility is $100 million, with each lender providing $50 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of April 11, 2008.

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

The Company had outstanding borrowings of $56.5 million under the facility as of March 31, 2007 and related accrued interest payable of approximately $0.4 million; the Company had borrowings of approximately $58.5 million as of December 31, 2006 and related interest payable of approximately $0.5 million.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities, including pass-through entities such as the Company, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. Management has evaluated the application of the Interpretation to the Company, and has determined that it does not have any effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, the Company is in the process of reviewing SFAS 157 against the Company’s current valuation policies to determine its impact on the financial statements, if any.

NOTE 15. SUBSEQUENT EVENTS

On April 10, 2007, the Company completed an $11.5 million transaction with PrePak Systems, Inc., whereby the Company invested $10 million in senior secured notes with a commitment of an additional $1.5 million in senior notes, as the company achieves certain milestones. PrePak Systems, Inc. is a contract packaging organization that repackages bulk pharmaceuticals into bottles, blister packs and individually packaged doses for government mail outpatient pharmacies and hospitals, commercial hospitals, nursing homes, and direct pharmacy clients.

On April 24, 2007, the Company completed a $15.0 million investment in senior secured notes issued by American Integration Technologies, LLC an existing portfolio company.

On April 30, 2007, the Board of Directors declared a dividend of $0.36 per share for the second quarter, payable on June 29, 2007 to shareholders of record as of June 8, 2007.

On May 7, 2007, the Company completed a $14.9 million transaction with Box Services, LLC, whereby the Company invested $13.5 million in senior secured notes with a commitment of an additional $1.4 million in senior notes, as the company achieves certain milestones. Box Services is a provider of digital imaging services to leading professional photographers, luxury fashion brands, publishers and advertisers.

On May 7, 2007, the Company amended its credit facility with the Royal Bank of Canada and Branch Banking & Trust Company, reducing the interest rate on the facility by 50 basis points, to 1.75% over LIBOR, and increasing the size of the facility to $150 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investment in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment activities are managed by Technology Investment Management, LLC (“TIM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TIM is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates. Under the investment advisory agreement, we have agreed to pay TIM an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TIM and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see Part II—Item 1A—“Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

While the structure of our investments will vary, we invest primarily in the debt and/or equity of established target technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of March 31, 2007, our debt investments had stated interest rates of between 9.61% and 15.50% and maturity dates of between 12 and 74 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.0%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $509,000 for the three months ended March 31, 2007.

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

To the extent possible, our loans will be collateralized by a security interest in the borrower’s assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly. Our loans may or may not include amortization of principal, and in those cases where amortization of principal is included, such amortization may be deferred for several years. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower’s stock.

During the quarter ended March 31, 2007, we closed approximately $26.4 million in portfolio investments, including additional debt investments of approximately $1.4 million in an existing portfolio company, and approximately $25.0 million in a new portfolio company. We received a total of $32.5 million of proceeds from principal repayments in debt investments by our portfolio companies during the quarter ended March 31, 2007.

During the quarter ended March 31, 2007, we had net realized losses of approximately $143,000 and net unrealized depreciation of approximately $3.0 million. The realized losses relate to the debt and warrants we held in StayOnline, Inc., the cancellation of our warrants in GenuTec Business Solutions, Inc. and the sale of the notes we held in Network Solutions, LLC. The unrealized depreciation is largely due to the fair value determination of our debt investments in GenuTec Business Solutions, Inc. and Falcon Communications, Inc., based upon a review of the operating performance of these companies, as well as consideration of other factors and conditions affecting these investments. These decreases were partially offset by the net unrealized appreciation in several other investments, in particular Algorithmic Implementations, Inc. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Interests.”

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $317.5 million and $326.2 million at March 31, 2007 and December 31, 2006, respectively. The decrease in investments during the first quarter was due to debt repayments, partially offset by newly originated debt investments, as well as net unrealized depreciation on investments. Our gross originations and advances totaled approximately $26.4 million during the quarter ended March 31, 2007.

In certain instances, we receive payments in our portfolio based on scheduled amortization of the outstanding balances and sales of equity investments. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2007 and the year ended December 31, 2006, we had repayments of $32.5 million and $76.6 million, respectively. During the quarter ended March 31, 2007 the repayments on our investments were largely due to payments from StayOnline, Inc. ($14.7 million), Network Solutions, LLC ($9.9 million) and Data Transmission Network Corporation ($5 million).

At March 31, 2007, we had investments in debt securities of, or loans to, twenty-four private companies, totaling approximately $304.1 million, and equity investments of approximately $13.4 million. At December 31, 2006, we had investments in debt securities of, or loans to, twenty-six private companies, totaling approximately $315.8 million, and equity investments of approximately $10.4 million.

A reconciliation of the investment portfolio for the quarter ended March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007	December 31, 2006
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$326.2	$211.4
Portfolio Investments Acquired	26.4	191.5
Debt repayments	(32.5)	(76.6)
Sales of securities	(0.4)	(3.5)
Payment in Kind	0.5	1.6
Original Issue Discount	0.4	0.9
Net Unrealized Appreciation	(3.0)	0.3
Net Realized (Losses) Gains	(0.1)	0.6

Ending Investment Portfolio	$317.5	$326.2

The following table indicates the quarterly portfolio investment activity for the quarter ended March 31, 2007 and the year ended December 31, 2006:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2007	$26.4	$32.5	$0.4

December 31, 2006	57.0	25.1	2.3
September 30, 2006	47.6	40.6	1.1
June 30, 2006	36.9	6.3	0.0
March 31, 2006	50.0	4.6	0.1

Total	$191.5	$76.6	$3.5

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$255.7	80.5%	$265.7	81.4%
Senior Unsecured Notes	33.3	10.5%	34.8	10.7%
Senior Subordinated Unsecured Notes	13.9	4.4%	14.1	4.3%
Subordinated Promissory Notes	1.2	0.4%	1.2	0.4%
Common Stock	7.0	2.2%	4.0	1.2%
Preferred Stock	3.2	1.0%	2.9	0.9%
Warrants	3.2	1.0%	3.5	1.1%

Total	$317.5	100.0%	$326.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$45.7	14.4%	$43.1	13.3%
Satellite communications	32.1	10.1%	35.4	10.8%
IT value-added reseller	29.2	9.2%	29.4	9.0%
IT consulting	27.0	8.5%	27.0	8.3%
Web hosting	25.5	8.0%	25.2	7.7%
Advertising	25.0	7.9%	0.0	0.0%
Digital imaging	23.4	7.4%	23.4	7.2%
Logistics technology	16.9	5.3%	17.4	5.3%
Web-based services	15.0	4.7%	15.0	4.6%
Digital media	13.6	4.3%	13.6	4.1%
Geospatial imaging	13.0	4.1%	13.0	4.0%
Internet business services	12.0	3.8%	12.0	3.7%
Semiconductor capital equipment	12.0	3.8%	12.0	3.7%
Interactive voice messaging service	11.8	3.8%	14.9	4.6%
Virtual workforce services	10.5	3.3%	10.5	3.2%
Enterprise software	3.5	1.1%	3.5	1.1%
Medical services	1.3	0.4%	1.1	0.4%
Internet service provider	0.0	0.0%	14.7	4.5%
Domain name registration	0.0	0.0%	10.0	3.0%
Information services	0.0	0.0%	5.0	1.5%

	$317.5	100%	$326.2	100%

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

Thus far in the second quarter of 2007, through May 8, we have completed investments totaling approximately $40 million. See “-Recent Developments” below for more information. We believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these potential transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2007 and December 31, 2006, respectively, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. As of March 31, 2007, we determined that our investment in GenuTec Business Solutions, Inc. presented a risk of loss for some portion of the principal amount outstanding and downgraded our investment in GenuTec from a 3 to a 5 rating; a fair value reduction in the investment has been recorded, and the PIK interest on the investment is considered to be on non-accrual status.

At March 31, 2007 and December 31, 2006, our debt investment portfolio was graded as follows:

		March 31, 2007
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$25.0	7.9%	$24.8	8.2%
2	Full repayment of principal and interest is expected	209.6	66.4%	206.0	67.7%
3	Requires closer monitoring, but full repayment of
	principal and interest is expected	64.1	20.3%	61.5	20.2%
4	Some reduction of interest income is expected, but
	no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	16.9	5.4%	11.8	3.9%

		$315.6	100.0%	$304.1	100.0%

		December 31, 2006
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$34.9	10.9%	$34.7	11.0%
2	Full repayment of principal and interest is expected	218.6	67.9%	213.6	67.6%
3	Requires closer monitoring, but full repayment of
	principal and interest is expected	68.3	21.2%	67.5	21.4%
4	Some reduction of interest income is expected, but
	no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	—	0.0%	—	0.0%

		$321.8	100.0%	$315.8	100.0%

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful; if there is adequate enterprise value to support the repayment of our debt then the fair value typically corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Our process for determining the fair value of a private investment begins with determining the enterprise value of the portfolio company. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results, as well as the nature and value of any collateral. We also use industry valuation benchmarks and public market comparables. The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TIM’s our portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged a third-party valuation firm to independently evaluate our portfolio investments and provide their reports to the Valuation Committee, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation policy approved by the Board of Directors, upon the recommendation of the Valuation Committee, the third-party valuation firm will prepare valuations for each of our portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2007 to the three months ended March 31, 2006.

Investment Income

Investment income for the three months ended March 31, 2007 was approximately $9.9 million compared to approximately $7.2 million for the three months ended March 31, 2006. This increase resulted primarily from our portfolio investing activities throughout 2006 and the first quarter of 2007, as the debt investment portfolio increased from $249.9 million to $304.1 million. For the quarter ended March 31, 2007 investment income consisted of approximately $8.6 million in cash interest from portfolio investments, approximately $0.1 million in cash interest from cash and cash equivalents, approximately $351,000 in PIK interest from two debt investments, and amortization of original issue discount of approximately $425,000. As of March 31, 2007, one of the debt investments which has a provision for PIK interest, GenuTec Business Solutions, Inc., has been placed on non-accrual status.

For the quarter ended March 31, 2006, investment income consisted of approximately $5.1 million in cash interest from portfolio investments, approximately $0.4 million in cash interest from cash and cash equivalents, approximately $800,000 in PIK interest from two investments, and amortization of original issue discount of approximately $110,000.

As of March 31, 2007, our debt investments had stated interest rates of between 9.61% and 15.50% and maturity dates of between 12 and 74 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.0% compared to 11.0% as of March 31, 2006. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended March 31, 2007, other income of approximately $280,000 was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $826,000 for the same period in 2006. This decrease is the result of fewer loan originations during the quarter ended March 31, 2007.

Operating Expenses

Operating expenses for the quarter ended March 31, 2007 were approximately $3.3 million. This amount consisted primarily of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. This was an increase of approximately $1.4 million from the quarter ended March 31, 2006, which was attributable primarily to an increase of approximately $1.0 million in interest expense and an increase of approximately $293,000 in investment advisory fees. Operating expenses for the quarter ended March 31, 2006 were approximately $1.9 million.

The investment advisory fee for the first quarter of 2007 was approximately $1.6 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $12,000. The investment advisory fee in the comparable period in 2006 was approximately $1.3 million which consisted solely of the base fee for the period. The increase of approximately $293,000 is due to an increase in average gross assets during the first quarter of 2007. At each of March 31, 2007 and December 31, 2006, respectively, approximately $1.6 million and $2.0 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $1.0 million for the quarter ended March 31, 2007 compared to none for the same quarter in the prior year, as a result of borrowings outstanding during the first quarter of 2007. The average interest rate on the amounts borrowed was approximately 7.68% for the quarter ended March 31, 2007. Approximately $76.5 million was outstanding under the credit facility as of May 8, 2007.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $251,000 for the quarter ended March 31, 2007, compared to approximately $295,000 for the quarter ended March 31, 2006. The decrease is primarily related to a decrease of approximately $24,000 in legal fees for general corporate matters and lower audit fees of approximately $18,000.

Compensation expenses were approximately $200,000 for the quarter ended March 31, 2007, compared to approximately $130,000 for the quarter ending March 31, 2006, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $70,000 from 2006 reflects a greater base salary as well as an increased year-to-date accrual of estimated bonuses. At March 31, 2007 and December 31, 2006, respectively, approximately $94,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $172,000 for the three months ended March 31, 2007 compared to approximately $120,000 for the same period in 2006. This increase was primarily a result of bank fees associated with our senior secured revolving credit facility in 2007 and higher facility costs. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with TIM and BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2007, we had realized losses of approximately $143,000. During this period we sold back to StayOnline, Inc. our debt investment in that company, which generated a realized gain of approximately $259,000; at the same time we surrendered our warrants in the company which were previously valued at zero, which created a realized loss of approximately $361,000. Previously recorded unrealized depreciation in the same amount was reversed upon consummation of this transaction. Additionally, we cancelled our warrants in our existing portfolio company, GenuTec Business Solutions, Inc., which created a realized loss of approximately $91,000. Those warrants were valued at zero in a prior period; the previously recorded unrealized depreciation was reversed. We also realized a capital gain of approximately $31,000 from the sale of the notes we held in Network Solutions, LLC. For the three months ended March 31, 2006, the Company had realized gains on investments of approximately $158,000.

We also had net unrealized depreciation on investments of approximately $3.0 million. We recorded unrealized depreciation on our debt investments in GenuTec Business Solutions, Inc. ($5.0 million) and Falcon Communications, Inc. ($1.5 million) based upon a review of the operating performance of these companies, as well as consideration of other factors and conditions affecting these investments. These decreases were partially offset by unrealized appreciation of approximately $3.0 million associated with the equity investment in Algorithmic Implementation, Inc. and net unrealized appreciation on other investments in the amount of approximately $500,000. For the three months ended March 31, 2006, we had net unrealized depreciation of approximately $211,000.

Net Increase in Net Assets Resulting from Operations

The Company had a net increase in net assets resulting from operations of approximately $3.5 million for the quarter ended March 31, 2007 compared to a net increase of approximately $5.3 million for the comparable period in 2006. This decrease was attributable primarily to improved net investment income performance offset by higher unrealized depreciation and realized losses on investments.

Based on a weighted-average of 19,732,312 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2007 was approximately $0.18 for basic and diluted earnings, compared to $0.27 per share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, cash and cash equivalents increased from approximately $5.2 million at the beginning of the period to approximately $7.9 million at the end of the period. Cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $6.0 million, reflecting net investment income and the net change in unrealized appreciation/depreciation. Net cash provided by investing activities was approximately $6.4 million, reflecting new investments of approximately $26.4 million offset by principal repayments of approximately $32.8 million. During the period, a substantial outflow from financing activities of approximately $9.7 million reflected primarily the payment of dividends.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so.

Contractual Obligations

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $1.6 million for investment advisory services and $83,000 for administrative services for the three months ended March 31, 2007.

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of March 31, 2007.

	Payments Due By Year dollars in millions)
	Total	2007	2008
Senior Secured Revolving Credit Facility (1)	$56.5	$—	$56.5

(1)	At March 31, 2007, $43.5 million remained unused under our senior secured revolving credit facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, as of March 31, 2007, we had unused commitments to extend credit to our existing portfolio companies of approximately $7.6 million, which are not reflected on our balance sheet.

Borrowings

At March 31, 2007 and December 31, 2006, respectively, we had outstanding borrowings of $56.5 million and $58.5, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$100.0	$56.5	$100.0	$58.5

Under the amended and restated credit facility, the amount of our credit facility was established at $100 million, with RBC and BB&T each providing $50 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable at the earlier of one year from the date of the borrowing and the termination date of the credit facility; the credit facility has a termination date of April 11, 2008. On May 7, 2007, the credit facility was amended to increase the amount available to $150 million. As of May 8, 2007, we had $76.5 million outstanding under the credit facility.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2007
April 30, 2007	June 8, 2007	June 29, 2007	$ 0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36	(1)

Total (2007)			0.72

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(2)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(2)

Total Distributions:			$3.54	(2)(3)

(1)

On March 30, 2007, the Company paid a dividend of $0.36 per share, which included approximately $0.02 per share of undistributed net investment income from 2006, and approximately $0.34 per share of investment income for the three months ended March 31, 2007. Management monitors available net investment income to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders.

(2)	Includes a return of capital of $0.10 per share for tax purposes.
(3)	We did not declare a dividend for the period ended December 31, 2003.

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

•

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

In order to minimize the potential conflicts of interest that might arise, the Company has adopted a policy that generally prohibits it from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by JHC Capital Management, Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from the Company’s investment objective. Nevertheless, it is possible that new investment opportunities that meet the Company’s investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. Also, our investment policy precluding the investments referenced above could cause the Company to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat the Company in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client.

In instances where there is significant question as to a company’s primary base of operation (by virtue, for instance, of it conducting business in many countries with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for business development companies under Section 55(a) of the 1940 Act (the “Test”), that investment opportunity shall be allocated to T2 Income Fund Limited, except as follows:

•

any syndicated transaction opportunity which would otherwise meet the investment parameters of T2 Income Fund Limited but would represent a proposed value (the amount submitted to an agent bank for purchase) of more than $12 million, shall be allocated to TICC;

•	those transaction opportunities with a proposed value of $12 million or less shall be allocated to T2 Income Fund Limited; and

•

in those instances where either T2 Income Fund Limited or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that investment opportunity shall be made available to the other entity.

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

RECENT DEVELOPMENTS

On April 10, 2007, we completed an $11.5 million transaction with PrePak Systems, Inc., whereby we invested $10 million in senior secured notes with a commitment of an additional $1.5 million in senior notes, as the company achieves certain milestones. PrePak Systems, Inc. is a contract packaging organization that repackages bulk pharmaceuticals into bottles, blister packs and individually packaged doses for government mail outpatient pharmacies and hospitals, commercial hospitals, nursing homes, and direct pharmacy clients.

On April 24, 2007, we completed a $15.0 million investment in senior secured notes issued by American Integration Technologies, LLC an existing portfolio company.

On April 30, 2007, the Board of Directors declared a dividend of $0.36 per share for the second quarter, payable on June 29, 2007 to shareholders of record as of June 8, 2007.

On May 7, 2007, we completed a $14.9 million transaction with Box Services, LLC, whereby we invested $13.5 million in senior secured notes with a commitment of an additional $1.4 million in senior notes, as the company achieves certain milestones. Box Services is a provider of digital imaging services to leading professional photographers, luxury fashion brands, publishers and advertisers.

On May 7, 2007, we amended our credit facility with the Royal Bank of Canada and Branch Banking & Trust Company, reducing the interest rate on the facility by 50 basis points, to 1.75% over LIBOR, and increasing the size of the facility to $150 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2007, two debt investments in our portfolio were at fixed rates, and the remaining twenty-five debt investments were at variable rates, representing approximately $15.5 million and $300.1 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of March 31, 2007. We have also assumed a borrowing of $56.5 million under the credit facility. Under this analysis, net investment income would increase approximately $2.4 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have $150 million available to us under a credit facility, of which we had borrowed approximately $76.5 million as of May 8, 2007. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC and Branch Banking and Trust Company, or BB&T, each serve as a lender under our credit facility.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TIM, will be payable on our gross assets, including those assets acquired through the use of leverage, TIM may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, of gross assets less all liabilities and indebtedness not represented by senior securities, equals at least 200% of senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We have $150 million available to us under a credit facility with RBC; we had $76.5 million outstanding under our credit facility as of May 8, 2007.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 19,810,567 are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net investment income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As of May 8, 2007 we had approximately $76.5 million outstanding under a credit facility with RBC. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

In instances where there is significant question as to a company’s primary base of operation (by virtue, for instance, of it conducting business in many countries with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for business development companies under Section 55(a) of the 1940 Act (the “Test”), that investment opportunity shall be allocated to T2 Income Fund Limited, except as follows:

•

any syndicated transaction opportunity which would otherwise meet the investment parameters of T2 Income Fund Limited but would represent a proposed value (the amount submitted to an agent bank for purchase) of more than $12 million, shall be allocated to TICC;

•	those transaction opportunities with a proposed value of $12 million or less shall be allocated to T2 Income Fund Limited; and

•

in those instances where either T2 Income Fund Limited or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that investment opportunity shall be made available to the other entity.

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

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2007, we issued a total of 104,743 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.8 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

10.6	First Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed May 9, 2007).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: May 9, 2007	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: May 9, 2007	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer ( Principal Accounting and Financial Officer)