Form 10-Q
period 2007-06-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2007-08-08
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 7, 2007 was 21,344,586.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Investments, at fair value (cost: $340,052,715 @ 6/30/07; $325,660,997 @ 12/31/06)
Non-affiliated/non-control investments (cost: $317,627,576 @ 6/30/07; $303,409,875 @ 12/31/06)	$305,303,515	$303,933,738
Control investments (cost: $22,425,139 @ 6/30/07; $22,251,122 @ 12/31/06)	25,425,139	22,251,122

Total investments at fair value	330,728,654	326,184,860

Cash and cash equivalents	4,564,607	5,181,512
Interest receivable	2,946,059	3,216,305
Prepaid expenses and other assets	411,743	237,069

Total assets	$338,651,063	$334,819,746

LIABILITIES
Investment advisory fee payable to affiliate	$1,780,900	$1,995,517
Dividends payable	0	2,364,699
Accrued interest payable	380,670	458,507
Accrued expenses	282,232	165,678
Loans payable	72,000,000	58,500,000

Total liabilities	74,443,802	63,484,401

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 19,907,086 and 19,705,824 issued and outstanding, respectively	199,071	197,058
Capital in excess of par value	273,185,426	269,909,732
Net unrealized appreciation (depreciation) on investments	(9,324,061)	523,863
Accumulated net realized gains on investments	413,904	320,139
Distributions less than (in excess of) investment income	(267,079)	384,553

Total net assets	264,207,261	271,335,345

Total liabilities and net assets	$338,651,063	$334,819,746

Net asset value per common share	$13.27	$13.77

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11) (11.00%, due Jan. 28, 2009)	$14,358,127	$14,358,127	$14,358,127

TrueYou.com Inc.	medical services	preferred stock series E(9)		1,297,115	0

The Endurance International Group, Inc.	Web hosting	convertible preferred stock(9)		423,750	746,300

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.72%, due Sept. 1, 2009) warrants to purchase convertible	15,000,000	15,000,000	15,000,000
		preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (11.00%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (12.96%, due Feb. 8, 2010)	15,000,000	14,863,998	14,863,998
		warrants to purchase common stock(9)		600,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (11.58%, due March 23, 2010)	11,000,000	11,000,000	11,000,000
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9) warrants to purchase convertible		476,000	476,000
		preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11) (12.85%, due March 28, 2008)	1,000,000	1,000,000	1,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011)	10,500,000	10,500,000	8,000,000

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(5)(6)(11) (11.92%, due June 30, 2010) warrants to purchase convertible	10,500,000	10,380,252	10,380,252
		preferred stock (9)		200,000	125,000

NetQuote, Inc.	web-based services	senior secured notes(5)(11) (14.00%, due August 16, 2010)	15,000,000	15,000,000	15,000,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(3)(5)(6)(9) (10.46%, due September 16, 2010)	17,910,539	17,409,179	8,000,000

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11) (14.57%, due September 23, 2010)	14,500,000	14,293,536	14,293,536
		warrants to purchase common stock		300,000	1,200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.89%, due February 28, 2011)	10,750,000	10,691,207	10,691,207
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11)	12,750,000	12,680,823	12,680,823
		(12.39%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(11) (11.00%, due April 29, 2011)	26,250,000	26,250,000	26,250,000

Power Tools, Inc.	software	senior secured notes(5)(6)(11) (14.27%, due May 16, 2011)	11,000,000	10,747,633	10,747,633
		warrants to purchase common stock(9)		350,000	0

Iridium Satellite LLC	satellite equipment	senior secured first lien notes (5)(6)(7)(11) (9.61%, due June 30, 2010)	2,505,336	2,485,098	2,507,898
		senior secured first lien tranche B notes(5)(6)(11) (9.61%, due July 27, 2011)	2,926,256	2,877,992	2,948,203
		senior secured second lien notes (5)(6)(11)	2,000,000	1,948,851	2,020,000
		(13.61%, due July 27, 2012)

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(11) (11.40%, due September 11, 2010)	21,750,000	19,425,139	19,425,139
		common stock(9)		3,000,000	6,000,000

NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11) (11.33%, due September 7, 2008)	12,000,000	11,963,625	11,955,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.50%, due October 2, 2011)	14,250,000	13,658,157	13,658,157
		warrants to purchase common stock(9)		725,000	725,000

Punch Software LLC	software	senior secured notes(5)(6)(11) (11.36%, due October 30, 2011)	9,000,000	8,832,619	8,832,619
		warrants to purchase Class A-1 units(9)		200,000	200,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (11.35%, due May 30, 2013)	14,500,000	14,518,272	14,536,248

AKQA, Inc.	advertising	senior secured notes(5)(11) (9.86%, due March 20, 2013)	24,937,500	24,937,500	24,968,672

PrePak Systems, Inc.	repackaging	senior secured notes(5)(11) (10.50%, due April 30, 2012)	10,000,000	10,000,000	10,000,000

Box Services, LLC	digital imaging	senior secured notes(5)(11) (10.61%, due April 30, 2012)	13,421,842	13,421,842	13,421,842

Pulvermedia, LLC	media productions	senior secured notes(5)(11) (11.50%, due June 27, 2012)	11,000,000	10,700,000	10,700,000
		warrants to purchase common stock(9)		300,000	300,000

Total Investments				$340,052,715	$330,728,654

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2007

(unaudited)

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost reflects accretion of original issue discount.
(7)	Cost reflects repayment of principal.
(8)	Preferred stock and common stock indirectly held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at June 30, 2007, investments at fair value are categorized as follows: senior secured notes (102.7%), senior unsecured notes (12.2%), senior subordinated unsecured notes (5.2%), preferred stock (1.2%), common stock (2.6%), and warrants to purchase equity securities (1.2%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10.7 million) and American Integration Technologies, LLC ($25 million).
(12)	Aggregate gross unrealized capital appreciation for federal income tax purposes is $4,515,858; aggregate gross unrealized capital depreciation for federal income tax purposes is $13,839,919. Net unrealized capital depreciation is $9,324,061 based upon a tax cost basis of $340,052,715.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11) (11.00%, due Jan. 28, 2009)	$13,608,127	$13,608,127	$13,608,127

TrueYou.com Inc.	medical services	subordinated promissory notes(3)(6) (12.00%, due July 1, 2010)	1,849,535	1,168,695	1,168,695

The Endurance International Group, Inc.	Web hosting	senior secured notes (4)(5)(6)(11) (10.99%, due July 23, 2009)	24,000,000	23,741,320	23,741,320
		convertible preferred stock(9)		392,450	392,450
		warrants to purchase convertible
		preferred stock(9)		31,000	31,000

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.72%, due Sept. 1, 2009) warrants to purchase convertible	17,451,267	17,451,267	17,451,267
		preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (11.00%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (12.96%, due Feb. 8, 2010)	16,750,000	16,588,018	16,588,018
		warrants to purchase common stock(9)		600,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (11.58%, due March 23, 2010)	11,000,000	11,000,000	11,000,000
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible
		preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11) (13.00%, due March 28, 2008)	1,000,000	1,000,000	1,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011)	10,500,000	10,500,000	10,500,000

Climax Group, Inc.	software	warrants to purchase common stock(9)		229,000	229,000

Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11) (11.92%, due June 30, 2010) warrants to purchase	10,500,000	10,360,263	10,360,263
		convertible preferred stock (9)		200,000	125,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.50%, due August 16, 2010)

StayOnline, Inc.	Internet	senior secured notes(5)(6)(11)	15,000,000	14,734,329	14,734,329
	service provider	(11.50%, due September 2, 2010)
		convertible preferred stock(9)		360,588	0

GenuTec Business Solutions, Inc.	interactive	senior secured notes(5)(6)(11)	15,000,000	14,944,206	14,944,206
	voice	(12.20%, due September 16, 2010)
	messaging services	warrants to purchase common stock(9)		91,337	0

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,262,281	14,262,281
		(14.57%, due September 23, 2010)
		warrants to purchase common stock(9)		300,000	1,200,000

Network Solutions, LLC	domain name registration	senior secured notes(5)(7)(11)	9,900,000	9,867,938	9,974,250
		(10.36%, due January 9, 2012)

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11)	10,750,000	10,677,574	10,677,574
		(11.64%, due February 28, 2011)
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11)	12,750,000	12,672,976	12,672,976
		(12.14%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	0

Data Transmission Network Corporation	information services	senior secured notes(5)(11) (13.36%, due September 10, 2013)	5,000,000	5,000,000	5,000,000

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(11) (10.75%, due April 29, 2011)	12,000,000	12,000,000	12,000,000

Power Tools, Inc.	software	senior secured notes(5)(6)(11)	11,500,000	11,205,335	11,205,335
		(12.00%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	350,000

Attachmate Corporation	enterprise software	senior secured notes(5)(11)	3,500,000	3,500,000	3,526,250
		(12.11%, due December 30, 2012)

Iridium Satellite LLC	satellite communications	senior secured first lien notes (5)(6)(7)(11)	2,724,488	2,699,025	2,717,680
		(9.63%, due June 30, 2010)
		senior secured first lien tranche B notes(5)(6)(11)	3,000,000	2,945,134	2,925,000
		(9.63%, due July 27, 2011)
		senior secured second lien notes(5)(6)(11)	2,000,000	1,943,883	1,980,000
		(13.63%, due July 27, 2012)

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Algorithmic Implementations, Inc.	software	senior secured notes(5)(6)(11)	22,000,000	19,251,122	19,251,122
(d/b/a “Ai Squared”)		(11.40%, due September 11, 2010)
		common stock(9)		3,000,000	3,000,000

NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11) (11.37%, due September 7, 2008)	12,000,000	11,949,106	12,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7)	14,750,000	14,069,870	14,069,870
		(15.50%, due October 2, 2011)
		warrants to purchase common stock(9)		725,000	725,000

Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,808,347	8,808,347
		(11.37%, due October 30, 2011)
		warrants to purchase Class A-1 units		200,000	200,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (11.36%, due May 30, 2013)	14,500,000	14,519,806	14,572,500

Total Investments				$325,660,997	$326,184,860

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock indirectly held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at December 31, 2006, investments at fair value are categorized as follows: senior secured notes (97.9%), senior unsecured notes (12.8%), senior subordinated unsecured notes (5.2%), subordinated promissory notes (0.4%), preferred stock (1.1%), common stock (1.5%), and warrants to purchase equity securities (1.3%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10 million), Ai Squared ($20 million),TrenStar, Inc. ($15 million) and Endurance International Group, Inc. ($20 million).
(13)	Aggregate gross unrealized capital appreciation for federal income tax purposes is $1,270,921; aggregate gross unrealized capital depreciation for federal income tax purposes is $747,058. Net unrealized capital appreciation is $523,863 based upon a tax cost basis of $325,660,997.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$8,694,043	$7,302,626	$17,352,443	$13,331,058
Interest income - cash and cash equivalents	103,030	92,793	224,549	446,774
Other income	1,025,462	1,068,682	1,305,712	1,894,759

Total investment income from non-affiliated/non-control investments	9,822,535	8,464,101	18,882,704	15,672,591

From control investments:
Interest income - debt investments	848,134	0	1,684,825	0

Total investment income from control investments	848,134	0	1,684,825	0

Total investment income	10,670,669	8,464,101	20,567,529	15,672,591

EXPENSES
Compensation expense	200,000	130,164	400,000	260,346
Investment advisory fees	1,781,001	1,401,281	3,422,556	2,750,074
Professional fees	191,512	235,070	442,697	529,645
Interest expense	1,233,562	232,370	2,237,788	232,370
General and administrative	307,606	189,568	479,347	309,423

Total expenses	3,713,681	2,188,453	6,982,388	4,081,858

Net investment income	6,956,988	6,275,648	13,585,141	11,590,733

Net change in unrealized appreciation or depreciation on investments	(6,822,463)	811,000	(9,847,924)	600,412

Net realized gains (losses) on investments	236,972	(221,952)	93,765	(63,612)

Net increase in net assets resulting from operations	$371,497	$6,864,696	$3,830,982	$12,127,533

Net increase in net assets resulting from net investment income per common share:
Basic and Diluted	$0.35	$0.32	$0.69	$0.60
Net increase in net assets resulting from operations per common share:
Basic and Diluted	$0.02	$0.35	$0.19	$0.63
Weighted average shares of common stock outstanding:
Basic and Diluted	19,812,688	19,460,812	19,772,722	19,403,292

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	SIX MONTHS ENDED JUNE 30, 2007 (unaudited)	YEAR ENDED DECEMBER 31, 2006
Increase in net assets from operations:
Net investment income	$13,585,141	$25,400,818
Net realized gains on investments	93,765	586,491
Net change in unrealized appreciation or depreciation on investments	(9,847,924)	343,863

Net increase in net assets resulting from operations	3,830,982	26,331,172

Dividends from net investment income:	(14,236,773)	(24,924,306)
Distributions from net realized capital gains:	0	(2,005,367)

Total dividends and distributions to shareholders	(14,236,773)	(26,929,673)

Capital share transactions:
Reinvestment of dividends	3,277,707	6,028,370

Net increase in net assets from capital share transactions	3,277,707	6,028,370

Total (decrease) increase in net assets:	(7,128,084)	5,429,869
Net assets at beginning of period	271,335,345	265,905,476

Net assets at end of period (including over-distributed and undistributed net investment income of $267,079 and $384,553, respectively)	$264,207,261	$271,335,345

Capital share activity:
Shares sold	0	0
Shares issued from reinvestment of dividends	201,262	401,423

Net increase in capital share activity	201,262	401,423

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,830,982	$12,127,533
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(77,250,300)	(86,780,300)
Repayments of principal	64,034,817	10,870,000
Proceeds from the sale of investments	258,996	931,826
Increase in investments due to PIK	(531,144)	(1,445,570)
Increase in non-cash fee income	—	(114,500)
Net realized (gains) losses on investments	(93,765)	63,612
Net change in unrealized appreciation or depreciation on investments	9,847,924	(600,412)
Decrease (increase) in interest receivable	270,246	(707,404)
Increase in prepaid expenses and other assets	(174,674)	(155,645)
Amortization of discounts	(810,320)	(245,560)
Decrease in investment advisory fee payable	(214,617)	(79,056)
Decrease in accrued interest payable	(77,837)	0
Increase (decrease) in accrued expenses	116,554	(124,773)

Net cash used by operating activities	(793,138)	(66,260,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts borrowed under repurchase agreement	0	9,966,625
Amounts borrowed under revolving credit facility	55,500,000	27,500,000
Amounts paid back under revolving credit facility	(42,000,000)	0
Dividends paid	(13,323,767)	(10,550,988)

Net cash provided by financing activities	176,233	26,915,637

Net decrease in cash and cash equivalents	(616,905)	(39,344,612)

Cash and cash equivalents, beginning of period	5,181,512	55,811,584

Cash and cash equivalents, end of period	$4,564,607	$16,466,972

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$3,277,705	$3,409,480

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,315,625	$392,484

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

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

Certain items in the financial statements for the quarter ended June 30, 2006 have been reclassified to conform to the current period’s presentation.

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

NOTE 3. INVESTMENT VALUATION

The Company carries its investments at fair value, as determined in good faith by the Board of Directors. Securities that are publicly traded are valued at the reported closing price on the valuation date. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to assist the Board of Directors in its fair value determinations.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our portfolio securities that are not publicly traded which, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third-party valuations of such portfolio securities is generally based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TIM may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate.

The Board of Directors considers the valuation analyses for each of our portfolio securities that are not publicly traded, as prepared by TIM and the third-party valuation firms, respectively, as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment-in-kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a readily available market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including when collection of a loan or realization of an equity security is doubtful; if there is adequate enterprise value to support the repayment of our debt then the fair value typically corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and its equity security has also appreciated in value. Changes in fair value are recorded in the statements of operations as the net change in unrealized appreciation or depreciation on investments.

NOTE 4. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share - net increase in net investment income	$6,956,988	$6,275,648	$13,585,141	$11,590,733
Numerator for basic and diluted income per share - net increase in net assets resulting from operations	$371,497	$6,864,696	$3,830,982	$12,127,533
Denominator for basic and diluted income per share - weighted average shares	19,812,688	19,460,812	19,772,722	19,403,292
Basic and diluted net investment income per common share	$0.35	$0.32	$0.69	$0.60
Basic and diluted net increase in net assets resulting from operations per common share	$0.02	$0.35	$0.19	$0.63

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

For the quarters ended June 30, 2007 and 2006, TICC incurred investment advisory fees of $1,781,001 and $1,401,281; for the six months ended June 30, 2007 and 2006, respectively, TICC incurred investment advisory fees of $3,422,556 and $2,750,074, of which $1,780,900 and $1,419,757 remained payable to TIM at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended June 30, 2007 and 2006, respectively, TICC incurred $200,000 and $130,164 in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2007 and 2006, respectively, TICC incurred $400,000 and $260,346 in such expenses, of which $146,249 and $60,018 remained payable at the end of the respective quarter. TICC also incurred $17,732 and $11,337 for reimbursement of facility costs for the three months ended June 30, 2007 and 2006, respectively; for the six months ended June 30, 2007 and 2006, respectively, TICC incurred $35,732 and $22,206 in such expenses, of which amounts $0 and $8,094, respectively, remained payable at the end of each period.

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

On June 29, 2007, the Company paid a dividend of $0.36 per share. For tax purposes, the Company expects that dividends for the six months of 2007 will be funded from undistributed net investment income and realized capital gains from 2006, as well as net investment income for the six months ended June 30, 2007. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2007 was $13.27, and at December 31, 2006 was $13.77. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2007 and 2006, the Company received PIK interest of $21,863 and $687,923, respectively, and recorded a corresponding increase in the cost of the investment. For the six month periods ended June 30, 2007 and 2006, the Company recorded PIK interest of $531,144 and $1,445,570, respectively. One of the debt investments which has a provision for PIK interest, GenuTec Business Solutions, Inc., was placed on non-accrual status as of March 31, 2007.

In addition, the Company recorded original issue discount income (“OID”) of approximately $384,798 and $810,320 for the three and six months ended June 30, 2007, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had approximately $136,004 and $245,560 in OID income for the three months and six months ended June 30, 2006.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended months ended June 30, 2007 and 2006, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months and six months ending June 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$13.60	$13.75	$13.77	$13.77

Net investment income(1)	0.35	0.32	0.69	0.60
Net realized and unrealized capital gains (losses)(2)	(0.33)	0.04	(0.50)	0.04
Effect of shares issued, net of offering expenses	0.01	0.00	0.03	0.00

Total from investment operations	0.03	0.36	0.22	0.64

Dividends from net investment income(3)	(0.36)	(0.30)	(0.72)	(0.60)

Net asset value at end of period	$13.27	$13.81	$13.27	$13.81

Per share market value at beginning of period	$16.91	$14.54	$16.14	$15.10
Per share market value at end of period	$15.79	$14.65	$15.79	$14.65
Total return(4)	(4.49)%	2.80%	2.19%	1.00%
Shares outstanding at end of period	19,907,086	19,536,070	19,907,086	19,536,070

Ratios/Supplemental Data
Net assets at end of period (000’s)	$264,207	$269,798	$264,207	$269,798
Average net assets (000’s)	$272,266	$269,421	$272,908	$268,424
Ratio of expenses to average net assets(5)	5.46%	3.25%	5.12%	3.04%
Ratio of expenses, excluding interest expense, to average net assets(5)	3.64%	2.90%	3.48%	2.87%
Ratio of net investment income to average net assets(5)	10.22%	9.32%	9.96%	8.64%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Includes rounding adjustment to reconcile change in net asset value per share.
(3)	For tax purposes, we expect that dividends for the six months of 2007 will be funded from undistributed net investment income and realized capital gains from 2006, as well as net investment income for the six months ended June 30, 2007. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2007 and December 31, 2006, respectively, cash and cash equivalents consisted of:

	June 30, 2007	December 31, 2006
Eurodollar Time Deposit (due 7/2/07 and 1/2/07)	$4,564,607	$5,181,512

Cash and Cash Equivalents	$4,564,607	$5,181,512

NOTE 12. COMMITMENTS

As of June 30, 2007, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $3.9 million were outstanding as of June 30, 2007 to WHITTMANHART, Inc. ($1 million), PrePak Systems, Inc. ($1.5 million) and Box Services, LLC ($1.4 million).

NOTE 13. REVOLVING CREDIT AGREEMENT

The Company has a Credit Facility, with Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) and Commerzbank A.G. as additional lenders. The amount of the Credit Facility is $180 million, with RBC and BB&T each providing $75 million and Commerzbank A.G. providing $30 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of April 11, 2008.

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

The Company had outstanding borrowings of $72.0 million under the facility as of June 30, 2007 and related accrued interest payable of approximately $0.4 million; the Company had borrowings of approximately $58.5 million as of December 31, 2006 and related interest payable of approximately $0.5 million.

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

NOTE 15. SUBSEQUENT EVENTS

On July 13, 2007, the Company closed on a public offering of common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of the Company’s common stock. The Company raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, the Company used the net proceeds received by it in this offering to repay indebtedness owed under the Company’s current revolving credit facility.

On July 26, 2007, the Board of Directors declared a dividend of $0.36 per share for the third quarter, payable on September 28, 2007 to shareholders of record as of September 7, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	an economic downturn could impair our customers’ ability to repay our loans and increase our non-performing assets,

•

an economic downturn could disproportionately impact the technology-related industry in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

•	interest rate volatility could adversely affect our results, and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “TICC,” “the Company,” “we,” “us” and “our” refer to Technology Investment Capital Corp.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income through investments in non-public debt and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of June 30, 2007, our debt investments had stated interest rates of between 9.61% and 15.50% and maturity dates of between 9 and 71 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.8%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $22,000 for the three months ended June 30, 2007.

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

During the quarter ended June 30, 2007, we closed approximately $50.8 million in portfolio investments, including additional debt investments of approximately $16.3 million in existing portfolio companies, and approximately $34.5 million in three new portfolio companies. We received a total of $31.2 million of proceeds from principal repayments in debt investments by our portfolio companies during the quarter ended June 30, 2007.

During the quarter ended June 30, 2007, we sold back to The Endurance International Group, Inc. our debt investment in that company, which generated a realized gain of approximately $226,000. However, during the quarter ended June 30, 2007, we incurred unrealized depreciation of approximately $6.8 million, largely due to write-downs of our debt investments in GenuTec Business Solutions, Inc. ($4.4 million) and Falcon Communications, Inc. ($1.0 million), as well as a write-down of our equity investment in TrueYou.com ($1.3 million), which reflected changes in operating performance and financial condition at these companies. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Interests.”

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $330.7 million and $326.2 million at June 30, 2007 and December 31, 2006, respectively. The increase in investments during the six month period was due to newly originated debt investments of approximately $59.5 million, in addition to investments in existing portfolio companies of approximately $17.7 million. This increase was partially offset by debt repayments of approximately $63.7 million, as well as net unrealized depreciation on investments of approximately $9.8 million. During the quarter ended June 30, 2007, we originated investments in six companies (three of which were new portfolio companies and three of which were existing portfolio companies). Our gross originations and advances totaled approximately $50.8 million during the quarter ended June 30, 2007.

In certain instances, we receive payments in our portfolio based on scheduled amortization of the outstanding balances and sales of equity investments. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2007 and the year ended December 31, 2006, we had repayments of $31.2 million and $76.6 million, respectively. During the quarter ended June 30, 2007 the repayments on our investments were largely due to payments from The Endurance International Group, Inc. ($24.0 million), Attachmate Corporation ($3.5 million) and TrenStar Inc. ($2.0 million).

At June 30, 2007, we had investments in debt securities of, or loans to, twenty-four private companies, with a fair value totaling approximately $317.2 million, and equity investments with a fair value of approximately $13.5 million. At December 31, 2006, we had investments in debt securities of, or loans to, twenty-six private companies, with a fair value totaling approximately $315.8 million, and equity investments with a fair value of approximately $10.4 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007	December 31, 2006
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$326.2	$211.4
Portfolio Investments Acquired	77.2	191.5
Debt repayments	(63.7)	(76.6)
Sales of securities	(0.6)	(3.5)
Payment in Kind	0.5	1.6
Original Issue Discount	0.8	0.9
Net Unrealized Appreciation (Depreciation)	(9.8)	0.3
Net Realized Gains	0.1	0.6

Ending Investment Portfolio	$330.7	$326.2

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended June 30, 2007 and the year ended December 31, 2006:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2007	$50.8	$31.2	$0.2
March 31, 2007	26.4	32.5	0.4

	$77.2	$63.7	$0.6

December 31, 2006	57.0	25.1	2.3
September 30, 2006	47.6	40.6	1.1
June 30, 2006	36.9	6.3	0.0
March 31, 2006	50.0	4.6	0.1

Total	$191.5	$76.6	$3.5

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$271.3	82.0%	$265.7	81.4%
Senior Unsecured Notes	32.3	9.8%	34.8	10.7%
Senior Subordinated Unsecured Notes	13.6	4.1%	14.1	4.3%
Subordinated Promissory Notes	0.0	0.0%	1.2	0.4%
Preferred Stock	3.2	1.0%	2.9	0.9%
Common Stock	7.0	2.1%	4.0	1.2%
Warrants	3.3	1.0%	3.5	1.1%

Total	$330.7	100.0%	$326.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$45.2	13.7%	$43.1	13.3%
Digital imaging	36.8	11.1%	23.4	7.2%
Satellite communications	31.0	9.4%	35.4	10.8%
IT value-added reseller	28.9	8.8%	29.4	9.0%
IT consulting	27.0	8.2%	27.0	8.3%
Semiconductor capital equipment	26.2	7.9%	12.0	3.7%
Advertising	25.0	7.6%	0.0	0.0%
Logistics technology	15.0	4.5%	17.4	5.3%
Web-based services	15.0	4.5%	15.0	4.6%
Digital media	14.4	4.4%	13.6	4.1%
Geospatial imaging	13.0	3.9%	13.0	4.0%
Internet business services	12.0	3.6%	12.0	3.7%
Media Productions	11.0	3.3%	0.0	0.0%
Virtual workforce services	10.5	3.2%	10.5	3.2%
Repackaging	10.0	3.0%	0.0	0.0%
Interactive voice messaging service	8.0	2.4%	14.9	4.6%
Web hosting	1.7	0.5%	25.2	7.7%
Internet service provider	0.0	0.0%	14.7	4.5%
Domain name registration	0.0	0.0%	10.0	3.0%
Information services	0.0	0.0%	5.0	1.5%
Enterprise software	0.0	0.0%	3.5	1.1%
Medical services	0.0	0.0%	1.1	0.4%

	$330.7	100.0%	$326.2	100%

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

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2007 and December 31, 2006, respectively, our portfolio had a weighted average grade of 2.3 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2007 and December 31, 2006, our debt investment portfolio was graded as follows:

		June 30, 2007
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$1.0	0.3%	$1.0	0.3%
2	Full repayment of principal and interest is expected	254.9	76.3%	251.1	79.2%
3	Requires closer monitoring, but full repayment of principal and interest is expected	60.0	18.0%	57.1	18.0%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	17.9	5.4%	8.0	2.5%

		$333.8	100.0%	$317.2	100.0%

		December 31, 2006
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$34.9	10.9%	$34.7	11.0%
2	Full repayment of principal and interest is expected	218.6	67.9%	213.6	67.6%
3	Requires closer monitoring, but full repayment of principal and interest is expected	68.3	21.2%	67.5	21.4%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	—	0.0%	—	0.0%

		$321.8	100.0%	$315.8	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grades 3, 4 or 5 may fluctuate from year to year.

Effective February 27, 2007, one of our portfolio companies, GenuTec Business Solutions, Inc., completed a restructuring of its capital structure, whereby $5.15 million of GenuTec Business Solutions, Inc.’s debt, including accrued interest, held by another institutional investor was converted to convertible preferred stock. As a result, we are the only remaining senior noteholder for GenuTec Business Solutions, Inc. In connection with this restructuring, we agreed to cancel our warrants to purchase common stock, to provide additional senior notes of up to $2.0 million, to reduce the interest rate on the senior secured notes to 10.46%, and to convert the cash interest payments to PIK for the next four quarters. As of April 23, 2007, the full amount of the additional senior notes had been drawn down. GenuTec Business Solutions, Inc. also made changes in its management team and its board of directors.

As of December 31, 2006, the notes were assigned a “Grade 3” rating, which indicated that closer monitoring was required, but full repayment of principal and interest was expected. As of March 31, 2007, we determined that our investment in GenuTec Business Solutions, Inc. presented a risk of loss for some portion of the principal amount outstanding and downgraded our investment in GenuTec Business Solutions, Inc. from a 3 to a 5 rating, and the PIK interest on the investment has been on non-accrual status since March 31, 2007. As of June 30, 2007, a write-down of $9.9 million of the principal amount of the investment has been recorded, based primarily on the company’s failure to make significant progress on improving its financial condition, including its inability to raise additional capital.

As of March 31, 2007, we determined that our investment in another of our portfolio companies, Falcon Communications, Inc., required closer monitoring and downgraded our investment in Falcon Communications, Inc. from a 2 to a 3 rating. We recorded a write-down of $1.5 million of the principal amount of our debt investment as of March 31, 2007. These changes reflected concerns regarding the stability of the company’s revenue stream given a recent deterioration in demand for its services. As of June 30, 2007, given a continued deterioration of the company’s revenue base, we recorded an additional write-down of $1.0 million on our debt investment in Falcon Communications, Inc.

As noted above, we are monitoring these two investments closely and expect TIM to devote additional resources to such efforts going forward.

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

We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TIM’s our portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuating our portfolio investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our portfolio securities that are not publicly traded which, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TIM may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2007 to the three months ended June 30, 2006.

Investment Income

Investment income for the three months ended June 30, 2007 was approximately $10.7 million compared to approximately $8.5 million for the three months ended June 30, 2006. This increase resulted primarily from our portfolio investing activities throughout 2006 and through the second quarter of 2007, as our debt investment portfolio increased from $280.9 million to $317.2 million. For the quarter ended June 30, 2007 investment income consisted of approximately $9.1 million in cash interest from portfolio investments, approximately $385,000 in amortization of original issue discount, approximately $100,000 in cash interest from cash and cash equivalents, and approximately $21,000 in PIK interest from one debt investment. During the quarter ended June 30, 2007, the debt investment in TrueYou.com, Inc., which had a PIK interest provision, was converted to a preferred stock investment, which reduced the amount of our investment income attributable to PIK.

For the quarter ended June 30, 2006, investment income consisted of approximately $6.5 million in cash interest from portfolio investments, approximately $700,000 in PIK interest from two investments, approximately $137,000 in amortization of original issue discount, and approximately $93,000 in cash interest from cash and cash equivalents.

As of June 30, 2007, our debt investments had stated interest rates of between 9.61% and 15.50% and maturity dates of between 9 and 71 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.8% compared to 11.2% as of June 30, 2006. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended June 30, 2007, other income of approximately $1.0 million was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $1.1 million for the same period in 2006.

Operating Expenses

Operating expenses for the quarter ended June 30, 2007 were approximately $3.7 million. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. Expenses increased approximately $1.5 million from the quarter ended June 30, 2006, attributable primarily to an increase of approximately $1.0 million in interest expense and an increase of approximately $380,000 in investment advisory fees. Operating expenses for the quarter ended June 30, 2006 were approximately $2.2 million.

The investment advisory fee for the second quarter of 2007 was approximately $1.8 million, representing the base fee for the period as provided for in the investment advisory agreement as well as incentive fees earned of approximately

$107,000. The investment advisory fee in the comparable period in 2006 was approximately $1.4 million which consisted of the base fee for the period as well as incentive fees of approximately $5,000. The increase of approximately $380,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of June 30, 2007 and December 31, 2006, respectively, approximately $1.8 million and $2.0 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $1.2 million for the quarter ended June 30, 2007 compared to approximately $200,000 for the same quarter in the prior year, as a result of the higher level of borrowings outstanding under our credit facility during the second quarter of 2007. The average interest rate on the amounts borrowed was approximately 7.16% as of June 30, 2007 compared with 7.47% as of the comparable period in 2006. At June 30, 2007, approximately $381,000 of interest expense under our credit facility remained payable. Approximately $45.5 million was outstanding under the credit facility as of August 7, 2007.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $191,000 for the quarter ended June 30, 2007, compared to approximately $235,000 for the quarter ended June 30, 2006. The decrease is primarily related to lower valuation fees of approximately $28,000 and decreased legal fees of approximately $16,000 for general corporate matters.

Compensation expenses were approximately $200,000 for the quarter ended June 30, 2007, compared to approximately $130,000 for the quarter ending June 30, 2006, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $70,000 from 2006 reflects a greater base salary as well as an increased year-to-date accrual of estimated bonuses. At June 30, 2007 and December 31, 2006, respectively, approximately $146,000 and $60,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $308,000 for the three months ended June 30, 2007 compared to approximately $190,000 for the same period in 2006. This increase was primarily a result of bank fees of approximately $72,000 associated with our senior secured revolving credit facility in 2007 and higher printing costs of approximately $20,000. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2007, we had net realized gains on investments of approximately $237,000. During this period we sold back to The Endurance International Group, Inc. our debt investment in that company, which generated a realized gain of approximately $226,000. We also realized a capital gain of approximately $11,000 resulting from a contingency payout relating to the prior sale of Innovation Interactive, Inc. For the three months ended June 30, 2006, we had a realized loss of approximately $222,000.

We also had net unrealized depreciation on investments of approximately $6.8 million. We recorded unrealized depreciation on our debt investments in GenuTec Business Solutions, Inc. ($4.4 million) and Falcon Communications, Inc. ($1.0 million), as well as on our equity investment in TrueYou.com ($1.3 million), based upon a review of the operating performance of these companies, as well as consideration of other factors and conditions affecting these investments. Additionally, we recorded net unrealized depreciation on other investments in the amount of approximately $116,000. For the three months ended June 30, 2006, we had net unrealized appreciation of approximately $811,000.

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Operations

The Company had a net increase in net assets resulting from operations of approximately $0.4 million for the quarter ended June 30, 2007 compared to a net increase of approximately $6.8 million for the comparable period in 2006. This decrease was attributable primarily to higher net unrealized depreciation on investments, which substantially offset improved net investment income performance and increased realized gains.

Based on a weighted-average of 19,812,688 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2007 was approximately $0.02 for basic and diluted earnings, compared to $0.35 per share for the same period in 2006.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2007 to the six months ended June 30, 2006.

Investment Income

Investment income for the six months ended June 30, 2007 was approximately $20.6 million compared to approximately $15.7 million for the six months ended June 30, 2006. This increase resulted primarily from our portfolio investing activities throughout 2006 and through the second quarter of 2007, as our debt investment portfolio increased from $280.9 million to $317.2 million. For the six months ended June 30, 2007 investment income consisted of approximately $17.8 million in cash interest from portfolio investments, approximately $810,000 in amortization of original issue discount, approximately $372,000 in PIK interest from two debt investments, and approximately $200,000 in cash interest from cash and cash equivalents. During the quarter ended June 30, 2007, the debt investment in TrueYou.com, Inc., which had a PIK interest provision, was converted to a preferred stock investment, which reduced the amount of our investment income attributable to PIK.

For the six months ended June 30, 2006, investment income consisted of approximately $11.6 million in cash interest from portfolio investments, approximately $1.4 million in PIK interest from two investments, approximately $400,000 in cash interest from cash and cash equivalents, and approximately $246,000 in amortization of original issue discount.

As of June 30, 2007, our debt investments had stated interest rates of between 9.61% and 15.50% and maturity dates of between 9 and 71 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.8% compared to 11.2% as of June 30, 2006. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the six months ended June 30, 2007, other income of approximately $1.3 million was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $1.9 million for the same period in 2006. This decrease is the result of non-recurring dividend income received and greater fees earned during the six months ended June 30, 2006.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were approximately $7.0 million compared to approximately $4.1 million for the six months ended June 30, 2006. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. The increase of approximately $2.9 million over the same period in 2006, was attributable primarily to an increase of approximately $2.0 million in interest expense, greater investment advisory fees of approximately $670,000, higher compensation expense of approximately $140,000, and an increase of approximately $130,000 in bank fees associated with our revolving credit facility.

The investment advisory fee for six months ended 2007 was approximately $3.4 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $119,000. The investment advisory fee in the comparable period in 2006 was approximately $2.7 million which consisted of the base fee for the period as well as incentive fees of approximately $5,000. The increase of approximately $670,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of June 30, 2007 and December 31, 2006, respectively, approximately $1.8 million and $2.0 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $2.2 million for the six months ended June 30, 2007 compared to approximately $200,000 for the same period in the prior year, as a result of the higher level of borrowings outstanding under our credit facility. The average interest rate on the amounts borrowed was approximately 7.16% as of June 30, 2007 compared with 7.47% as of the comparable period in 2006. At June 30, 2007 and December 31, 2006, respectively, approximately $381,000 and $458,000 of interest expense under our credit facility remained payable. Approximately $45.5 million was outstanding under the credit facility as of August 7, 2007.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $443,000 for the six months ended June 30, 2007, compared to approximately $530,000 for same period in 2006. The decrease is primarily related to decreased legal fees of approximately $40,000 for general corporate matters and lower valuation fees of approximately $28,000.

Compensation expense was approximately $400,000 for the six months ended June 30, 2007, compared to approximately $260,000 for the comparable period in 2006, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $140,000 from 2006 reflects a greater base salary as well as an increased year-to-date accrual of estimated bonuses. At June 30, 2007 and December 31, 2006, respectively, approximately $146,000 and $60,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $479,000 for the six months ended June 30,

2007 compared to approximately $309,000 for the same period in 2006. This increase was primarily a result of bank fees associated with our senior secured revolving credit facility in 2007 and higher printing and facility costs. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2007, we had net realized gains on investments of approximately $94,000. During this period we sold back to StayOnline, Inc. our debt investment in that company, which generated a realized gain of approximately $259,000; at the same time we surrendered our warrants in the company which were previously valued at zero, which created a realized loss of approximately $361,000. Additionally, during this period we sold back to The Endurance International Group, Inc. our debt investment in that company, which generated a realized gain of approximately $226,000. We also realized a capital gain of approximately $11,000 resulting from a contingency payout relating to the prior sale of Innovation Interactive, Inc. and a gain of approximately $31,000 from the sale of the notes we held in Network Solutions, LLC. Partially offsetting these net realized gains were losses of approximately $91,000 associated with the cancellation of warrants we held in our existing portfolio company, GenuTec Business Solutions, Inc. For the six months ended June 30, 2006, we had a realized loss of approximately $64,000.

We also had net unrealized depreciation on investments of approximately $9.8 million, for the six months ended June 30, 2007. We recorded unrealized depreciation on our debt investments in GenuTec Business Solutions, Inc. ($9.4 million) and Falcon Communications, Inc. ($2.5 million), as well as on our equity investment in TrueYou.com Inc. ($1.3 million), based upon a review of the operating performance of these companies, as well as consideration of other factors and conditions affecting these investments. These decreases were partially offset by unrealized appreciation of approximately $3.0 million associated with our equity investment in Algorithmic Implementation, Inc. and net unrealized appreciation on other investments in the amount of approximately $384,000. For the six months ended June 30, 2006, we had net unrealized appreciation of approximately $600,000.

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Operations

The Company had a net increase in net assets resulting from operations of approximately $3.8 million for the six months ended June 30, 2007 compared to a net increase of approximately $12.1 million for the comparable period in 2006. This decrease was attributable primarily to higher net unrealized depreciation on investments, which substantially offset improved net investment income performance and increased realized gains.

Based on a weighted-average of 19,772,722 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for six months ended June 30, 2007 was approximately $0.19 for basic and diluted earnings, compared to $0.63 per share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2007, cash and cash equivalents decreased from approximately $5.2 million at the beginning of the period to approximately $4.6 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $0.8 million, largely reflecting new investments of approximately $77.2 million partially offset by principal repayments of approximately $64.0 million and net investment income of $13.6 million. During the period, net cash provided by financing activities was minimal, reflecting a net increase in cash borrowed under the credit facility, offset by approximately $13.3 million for the payment of dividends.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so. On July 13, 2007, we closed on our public offering of common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of our common stock. We raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility. See “—Recent Developments” below.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of June 30, 2007.

	Payments Due By Year (dollars in millions)
	Total	2007	2008
Senior Secured Revolving Credit Facility (1)	$72.0	$—	$72.0

(1)	At June 30, 2007, $108 million remained unused under our senior secured revolving credit facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $3.4 million for investment advisory services and $0.5 million for administrative services for the six months ended June 30, 2007.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, as of June 30, 2007, we had unused commitments to extend credit to our existing portfolio companies of approximately $3.9 million, which are not reflected on our balance sheet.

Borrowings

At June 30, 2007 and December 31, 2006, respectively, we had outstanding borrowings of $72.0 million and $58.5, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$180.0	$72.0	$100.0	$58.5

The amount of our senior revolving credit facility, which we refer to as our “credit facility,” is $180 million, with Royal Bank of Canada (“RBC”) and Branch Banking and Trust Company (“BB&T”) each providing $75 million and Commerzbank AG providing $30 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable at the earlier of one year from the date of the borrowing and the termination date of the credit facility; the credit facility has a termination date of April 11, 2008. As of August 7, 2007, we had $45.5 million outstanding under the credit facility.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2007
July 26, 2007	September 7, 2007	September 28, 2007	$0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36	(1)
February 27, 2007	March 9, 2007	March 30, 2007	0.36	(1)

Total (2007)			1.08

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(2)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(2)

Total Distributions:			$3.90	(2)(3)

(1)

Through June 30, 2007, the Company paid dividends of $0.72 per share. For tax purposes, we expect that dividends for the six months of 2007 will be funded from undistributed net investment income and realized capital gains from 2006 (approximately $0.03 per share), as well as net investment income for the six months ended June 30, 2007 (approximately $0.69 per share). Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.

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

In order to minimize the potential conflicts of interest that might arise, the Company has adopted a policy that generally prohibits it from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from the Company’s investment objective. Nevertheless, it is possible that new investment opportunities that meet the Company’s investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. Also, our investment policy precluding the investments referenced above could cause the Company to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat the Company in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client.

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. In accordance with this allocation policy, all U.S.-based bilateral investment opportunities are generally allocated to us, while non-U.S.-based bilateral investment opportunities are generally allocated to T2 Income Fund Limited. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. In addition, any syndicated investment opportunities with a proposed value in excess of $12 million are generally allocated to us, while syndicated investment opportunities with a proposed value of $12 million or less are generally allocated to T2 Income Fund Limited. Syndicated investment opportunities are those arranged through an agent investment banking firm, rather than directly with a prospective portfolio company, and typically involve multiple investors.

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

RECENT DEVELOPMENTS

On July 13, 2007, we closed on our public offering of common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of our common stock. We raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility.

On July 26, 2007, the Board of Directors declared a dividend of $0.36 per share for the third quarter, payable on September 28, 2007 to shareholders of record as of September 7, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2007, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-six debt investments were at variable rates, representing approximately $14.4 million and $319.0 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of June 30, 2007. We have also assumed a borrowing of $72.0 million under the credit facility. Under this analysis, net investment income would increase approximately $2.5 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of June 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TIM’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. The Company also utilizes the services of third party valuation firms which prepare valuations for each of our portfolio securities that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TIM may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate. The Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

We currently have $180 million available to us under a credit facility, of which we had borrowed approximately $45.4 million as of August 7, 2007. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC, Branch Banking and Trust Company, or BB&T and Commerzbank, AG, each serve as a lender under our credit facility. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TIM, will be payable on our gross assets, including those assets acquired through the use of leverage, TIM may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, of gross assets less all liabilities and indebtedness not represented by senior securities, equals at least 200% of senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We currently have $180 million available to us under a credit facility, of which we had borrowed approximately $45.5 million as of August 7, 2007.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 21,344,586 are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net investment income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. We currently have $180 million available to us under a credit facility, of which we had borrowed approximately $45.5 million as of August 7, 2007. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

Our executive officers and directors, and the executive officers of our investment adviser, TIM, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Steven P. Novak, one of our independent directors, is the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund, and Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser.

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

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. During the second and third quarters of 2004, during the second quarter of 2006, and during the third quarter of 2007, our shares of common stock traded at a discount to the net asset value attributable to those shares.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended June 30, 2007, we issued a total of 96,519 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.5 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 5, 2007, we held our Annual Meeting of Shareholders in Greenwich, Connecticut. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below.

1. Election of Directors: Shareholders elected one director of the Company, who will serve for three years, or until her successor is elected and qualified. Votes were cast as follows:

	FOR	WITHHELD
Tonia L. Pankopf	18,614,689	164,460

The following directors are continuing as directors of the Company for their respective terms – Jonathan H. Cohen, Charles M. Royce, Steven P. Novak and G. Peter O’Brien.

2. Ratification of selection of independent auditors: To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. Votes were cast as follows:

FOR	AGAINST	ABSTAIN
18,709,792	34,857	34,499

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

10.6	First Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed May 9, 2007).

10.7	Second Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed June 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: August 7, 2007	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: August 7, 2007	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer ( Principal Accounting Officer)