Form 10-Q
period 2007-09-30
TECHNOLOGY INVESTMENT CAPITAL CORP
filed 2007-11-08
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 6, 2007 was 21,452,740.

TECHNOLOGY INVESTMENT CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Investments, at fair value (cost: $400,871,602 @ 9/30/07; $325,660,997 @ 12/31/06)
Non-affiliated/non-control investments ($378,734,843 @ 9/30/07; $303,409,875 @ 12/31/06)	$354,522,038	$303,933,738
Control investments (cost: $22,136,759 @ 9/30/07; $22,251,122 @ 12/31/06)	25,136,759	22,251,122

Total investments at fair value	379,658,797	326,184,860

Cash and cash equivalents	34,144,527	5,181,512
Interest receivable	3,162,271	3,216,305
Prepaid expenses and other assets	241,789	237,069

Total assets	$417,207,384	$334,819,746

LIABILITIES
Investment advisory fee payable to affiliate	$1,917,260	$1,995,517
Dividends payable	—	2,364,699
Securities purchased not settled	1,500,000	0
Accrued interest payable	338,467	458,507
Accrued expenses	571,474	165,678
Loans payable	138,500,000	58,500,000

Total liabilities	142,827,201	63,484,401

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 21,452,740 and 19,705,824 issued and outstanding, respectively	214,527	197,058
Capital in excess of par value	296,194,754	269,909,732
Net unrealized appreciation (depreciation) on investments	(21,212,805)	523,863
Accumulated net realized gains on investments	413,904	320,139
Distributions (in excess of) less than investment income	(1,230,197)	384,553

Total net assets	274,380,183	271,335,345

Total liabilities and net assets	$417,207,384	$334,819,746

Net asset value per common share	$12.79	$13.77

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11) (11.00%, due Jan. 28, 2009)	$14,358,127	$14,358,127	$14,358,127

TrueYou.com Inc.	medical services	preferred stock series E(9)		1,297,115	0

The Endurance International Group, Inc.	Web hosting	convertible preferred stock(9)		423,750	746,300

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(7)(11)	12,900,000	12,900,000	12,900,000
		(10.25%, due Sept. 1, 2009) warrants to purchase convertible preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11)	10,000,000	10,000,000	10,000,000
		(10.65%, due Oct. 1, 2010) preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(7)(11)	23,500,000	23,377,004	23,377,004
		(12.96%, due Feb. 8, 2010)
		warrants to purchase common stock(9)		600,000	1,200,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	11,000,000	11,000,000	11,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible
		preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11) (12.85%, due March 28, 2008)	1,000,000	1,000,000	1,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(14) (10.00%, due March 31, 2011)	10,500,000	10,500,000	1,000,000

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(5)(6)(11) (11.60%, due June 30, 2010)	10,500,000	10,390,261	10,390,261
		warrants to purchase convertible preferred stock (14)		200,000	125,000

NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.00%, due August 16, 2010)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(3)(5)(6)(14) (10.25%, due September 16, 2010)	18,377,095	17,412,917	4,000,000

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,309,214	14,309,214
		(14.23%, due September 23, 2010)
		warrants to purchase common stock		300,000	1,200,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.89%, due February 28, 2011)	10,750,000	10,698,144	10,698,144
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11) (12.39%, due February 28, 2012)	12,750,000	12,684,749	12,684,749
		warrants to purchase common stock(9)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(7)(11) (11.00%, due October 31, 2010)	24,250,000	24,250,000	24,250,000

Power Tools, Inc.	software	senior secured notes(5)(6)(7)(11) (14.27%, due May 16, 2011) warrants to purchase common stock(9)	10,750,000	10,518,118	10,518,118

				350,000	0

Iridium Satellite LLC	satellite communications	senior secured first lien notes (5)(6)(7)(11) (9.61%, due June 30, 2010)	4,890,950	4,873,092	4,842,040
		senior secured first lien tranche B notes(5)(6)(7)(11) (9.61%, due July 27, 2011)	2,926,256	2,881,281	2,896,993
		senior secured second lien notes (5)(6)(11) (13.61%, due July 27, 2012)	2,000,000	1,951,340	2,010,000

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(7)(11) (10.90%, due September 11, 2010) common stock(9)	21,250,000	19,136,759	19,136,759

				3,000,000	6,000,000

NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11) (11.33%, due September 7, 2008)	12,000,000	11,970,891	11,700,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.50%, due October 2, 2011)	14,000,000	13,452,041	13,452,041
		warrants to purchase common stock(9)		725,000	225,000

Punch Software LLC	software	senior secured notes(5)(6)(11) (11.37%, due October 30, 2011) warrants to purchase Class A-1 units(9)	9,000,000	8,844,780	8,844,780

				200,000	200,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (11.20%, due May 30, 2013)	14,500,000	14,517,495	14,065,000

AKQA, Inc.	advertising	senior secured notes(5)(7)(11) (9.86%, due March 20, 2013)	24,875,000	24,875,000	24,812,812

PrePak Systems, Inc.	repackaging	senior secured notes(4)(5)(7)(11) (10.50%, due April 10, 2012)	9,750,000	9,750,000	9,750,000

Box Services, LLC	digital imaging	senior secured notes(4)(5)(7)(11) (10.83%, due April 30, 2012)	13,303,422	13,303,422	13,303,422

Pulvermedia, LLC	media productions	senior secured notes(5)(7)(11) (11.50%, due June 27, 2012)	10,780,000	10,503,158	10,503,158
		warrants to purchase common stock(9)		300,000	300,000

Hyland Software, Inc.	enterprise software	second lien senior secured notes(5)(11) (11.63%, due July 31, 2014)	8,000,000	8,000,000	7,840,000

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(5)(11) (14.72%, due August 1, 2008)	15,000,000	15,000,000	14,775,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2007

(unaudited)

Empire Scaffold, LLC	scaffold rental	senior secured term A notes(4)(5)(11) (8.91%, due August 17, 2012) senior secured term B notes(5)(11) (12.91%, due August 17, 2013)	6,500,000	6,500,000	6,500,000

			3,500,000	3,500,000	3,500,000

Intergraph Corporation	enterprise software	second lien senior secured notes(5)(6)(11) (11.51%, due November 28, 2014)	11,300,000	11,202,636	11,229,375

Integra Telecomm, Inc.	telecommunications software	first lien senior secured notes(5)(6)(11) (9.38%, due August 31, 2013)	5,000,000	4,801,217	5,025,000
		second lien senior secured notes(5)(6)(11) (12.13%, due February 28, 2014)	5,000,000	4,801,091	5,000,000

Educate, Inc.	education	second lien senior secured notes(5)(11)(13) (10.50%, due June 14, 2014)	1,500,000	1,500,000	1,477,500

Total Investments				$400,871,602	$379,658,797

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock indirectly held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at September 30, 2007, investments at fair value are categorized as follows: senior secured notes (119.1%), senior unsecured notes (9.2%), senior subordinated unsecured notes (4.9%), preferred stock (1.2%), common stock (2.5%), and warrants to purchase equity securities (1.2%).
(11)	Debt investment pledged as collateral under the Company's revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10.7 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $5,422,632; aggregate gross unrealized depreciation for federal income tax purposes is $26,528,107. Net unrealized depreciation is $21,105,475 based upon a tax cost basis of $400,764,273.
(13)	Educate, Inc. notes were purchased on July 23, 2007, but were settled October 18, 2007.
(14)	Debt investment on non-accrual status at the relevant period end.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11) (11.00%, due Jan. 28, 2009)	$13,608,127	$13,608,127	$13,608,127

TrueYou.com Inc.	medical services	subordinated promissory notes(3)(6) (12.00%, due July 1, 2010)	1,849,535	1,168,695	1,168,695

The Endurance International Group, Inc.	Web hosting	senior secured notes (4)(5)(6)(11) (10.99%, due July 23, 2009)	24,000,000	23,741,320	23,741,320
		convertible preferred stock(9)		392,450	392,450
		warrants to purchase convertible
		preferred stock(9)		31,000	31,000

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(11) (10.72%, due Sept. 1, 2009) warrants to purchase convertible	17,451,267	17,451,267	17,451,267
		preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (11.00%, due Oct. 1, 2010)	10,000,000	10,000,000	10,000,000
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11) (12.96%, due Feb. 8, 2010)	16,750,000	16,588,018	16,588,018
		warrants to purchase common stock(9)		600,000	680,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (11.58%, due March 23, 2010)	11,000,000	11,000,000	11,000,000
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible
		preferred stock(9)		24,000	24,000

CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11) (13.00%, due March 28, 2008)	1,000,000	1,000,000	1,000,000

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11) (10.00%, due March 31, 2011)	10,500,000	10,500,000	10,500,000

Climax Group, Inc.	software	warrants to purchase common stock(9)		229,000	229,000

Willow CSN Incorporated	virtual workforce services	senior secured notes(5)(6)(11) (11.92%, due September 30, 2010) warrants to purchase	10,500,000	10,360,263	10,360,263
		convertible preferred stock (9)		200,000	125,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
NetQuote, Inc.	web-based services	senior secured notes(5)(11) (14.50%, due August 16, 2010)	15,000,000	15,000,000	15,000,000

StayOnline, Inc.	Internet service provider	senior secured notes(5)(6)(11) (11.50%, due September 2, 2010)	15,000,000	14,734,329	14,734,329
		convertible preferred stock(9)		360,588	0

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(11) (12.20%, due September 16, 2010)	15,000,000	14,944,206	14,944,206
		warrants to purchase common stock(9)		91,337	0

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11) (14.57%, due September 23, 2010)	14,500,000	14,262,281	14,262,281
		warrants to purchase common stock(9)		300,000	1,200,000

Network Solutions, LLC	domain name registration	senior secured notes(5)(7)(11) (10.36%, due January 9, 2012)	9,900,000	9,867,938	9,974,250

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.64%, due February 28, 2011)	10,750,000	10,677,574	10,677,574
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11) (12.14%, due February 28, 2012)	12,750,000	12,672,976	12,672,976
		warrants to purchase common stock(9)		90,000	0

Data Transmission Network Corporation	information services	senior secured notes(5)(11) (13.36%, due September 10, 2013)	5,000,000	5,000,000	5,000,000

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(11) (10.75%, due April 29, 2011)	12,000,000	12,000,000	12,000,000

Power Tools, Inc.	software	senior secured notes(5)(6)(11) (12.00%, due May 16, 2011)	11,500,000	11,205,335	11,205,335
		warrants to purchase common stock(9)		350,000	350,000

Attachmate Corporation	enterprise software	senior secured notes(5)(11) (12.11%, due December 30, 2012)	3,500,000	3,500,000	3,526,250

Iridium Satellite LLC	satellite communications	senior secured first lien notes (5)(6)(7)(11) (9.63%, due September 30, 2010)	2,724,488	2,699,025	2,717,680
		senior secured first lien tranche B notes(5)(6)(11) (9.63%, due July 27, 2011)	3,000,000	2,945,134	2,925,000
		senior secured second lien notes(5)(6)(11) (13.63%, due July 27, 2012)	2,000,000	1,943,883	1,980,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(11) (11.40%, due September 11, 2010)	22,000,000	19,251,122	19,251,122
		common stock(9)		3,000,000	3,000,000

NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11) (11.37%, due September 7, 2008)	12,000,000	11,949,106	12,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.50%, due October 2, 2011)	14,750,000	14,069,870	14,069,870
		warrants to purchase common stock(9)		725,000	725,000

Punch Software LLC	software	senior secured notes(5)(6)(11) (11.37%, due October 30, 2011) warrants to purchase Class A-1	9,000,000	8,808,347	8,808,347
		units		200,000	200,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (11.36%, due May 30, 2013)	14,500,000	14,519,806	14,572,500

Total Investments				$325,660,997	$326,184,860

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock indirectly held by limited liability company, in which we own membership interests.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at December 31, 2006, investments at fair value are categorized as follows: senior secured notes (97.9%), senior unsecured notes (12.8%), senior subordinated unsecured notes (5.2%), subordinated promissory notes (0.4%), preferred stock (1.1%), common stock (1.5%), and warrants to purchase equity securities (1.3%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10 million), Ai Squared ($20 million), TrenStar, Inc. ($15 million) and Endurance International Group, Inc. ($20 million).
(13)	Aggregate gross unrealized capital appreciation for federal income tax purposes is $1,270,921; aggregate gross unrealized capital depreciation for federal income tax purposes is $747,058. Net unrealized capital appreciation is $523,863 based upon a tax cost basis of $325,660,997.

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$9,551,803	$8,100,962	$26,904,246	$21,432,020
Interest income - cash and cash equivalents	278,002	108,659	502,551	555,433
Other income	348,114	399,359	1,653,826	2,294,118

Total investment income from non-affiliated/non-control investments	10,177,919	8,608,980	29,060,623	24,281,571

From control investments:
Interest income - debt investments	844,795	183,024	2,529,620	183,024

Total investment income from control investments	844,795	183,024	2,529,620	183,024

Total investment income	11,022,714	8,792,004	31,590,243	24,464,595

EXPENSES
Compensation expense	200,000	222,711	600,000	483,057
Investment advisory fees	1,916,011	1,494,463	5,338,567	4,244,537
Professional fees	280,514	217,160	723,211	746,805
Interest expense	1,670,543	556,664	3,908,331	789,034
General and administrative	234,713	159,523	714,060	468,946

Total expenses	4,301,781	2,650,521	11,284,169	6,732,379

Net investment income	6,720,933	6,141,483	20,306,074	17,732,216

Net change in unrealized appreciation or depreciation on investments	(11,888,743)	308,896	(21,736,667)	909,308

Net realized gains on investments	0	309,210	93,765	245,598

Net (decrease) increase in net assets resulting from operations	$(5,167,810)	$6,759,589	$(1,336,828)	$18,887,122

Net increase in net assets resulting from net investment income per common share:
Basic and Diluted	$0.32	$0.31	$1.00	$0.91
Net (decrease) increase in net assets resulting from operations per common share:
Basic and Diluted	$(0.24)	$0.35	$(0.07)	$0.97
Weighted average shares of common stock outstanding:
Basic and Diluted	21,160,613	19,537,811	20,240,436	19,448,624

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	NINE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)	YEAR ENDED DECEMBER 31, 2006
Increase in net assets from operations:
Net investment income	$20,306,074	$25,400,818
Net realized gains on investments	93,765	586,491
Net change in unrealized appreciation or depreciation on investments	(21,736,667)	343,863

Net (decrease) increase in net assets resulting from operations	(1,336,828)	26,331,172

Distributions to shareholders	(21,920,824)	(26,929,673)

Capital share transactions:
Issuance of common stock (net of offering costs of $523,106)	21,578,771	—
Reinvestment of dividends	4,723,719	6,028,370

Net increase in net assets from capital share transactions	26,302,490	6,028,370

Total increase in net assets:	3,044,838	5,429,869
Net assets at beginning of period	271,335,345	265,905,476

Net assets at end of period (including over distributed and undistributed net investment income of $1,230,197 and $384,553, respectively)	$274,380,183	$271,335,345

Capital share activity:
Shares sold	1,437,500	0
Shares issued from reinvestment of dividends	309,416	401,423

Net increase in capital share activity	1,746,916	401,423

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,336,828)	$18,887,122
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(142,552,425)	(134,000,300)
Repayments of principal	70,400,125	52,213,878
Proceeds from the sale of investments	258,996	1,241,107
Increase in investments due to PIK	(531,144)	(1,492,173)
Increase in non-cash fee income	—	(470,837)
Net realized gains on investments	(93,765)	(245,598)
Net change in unrealized appreciation or depreciation on investments	21,736,667	(909,308)
Decrease (increase) in interest receivable	54,034	(922,320)
Increase in prepaid expenses and other assets	(4,720)	(108,431)
Amortization of discounts	(1,192,391)	(480,702)
Decrease in investment advisory fee payable	(78,257)	(4,350)
Decrease in accrued interest payable	(120,040)	0
Increase in accrued expenses	405,796	269,484

Net cash used by operating activities	(53,053,952)	(66,022,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	22,137,500	0
Offering expenses from the issuance of common stock	(558,729)	0
Amounts borrowed under revolving credit facility	148,500,000	41,500,000
Amounts paid back under revolving credit facility	(68,500,000)	0
Distributions paid	(19,561,804)	(15,630,919)

Net cash provided by financing activities	82,016,967	25,869,081

Net increase (decrease) in cash and cash equivalents	28,963,015	(40,153,347)
Cash and cash equivalents, beginning of period	5,181,512	55,811,584

Cash and cash equivalents, end of period	$34,144,527	$15,658,237

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$4,723,719	$4,581,091

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,028,369	$626,692
Portfolio investment purchased on July 23, 2007 and settled October 18, 2007	$1,500,000	$—

SEE ACCOMPANYING NOTES.

TECHNOLOGY INVESTMENT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Certain items in the financial statements for the year ended December 31, 2006 and the nine months ended September 30, 2006 have been reclassified to conform to the current period’s presentation.

NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 as a closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, principally by investing in the debt and equity securities of technology-related companies.

On October 1, 2007, the Company announced that it intends to change its name to TICC Capital Corp. Once the name change becomes effective, TICC will no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of its net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This investment policy was required under Rule 35d-1 of the 1940 Act as a result of the inclusion of the word “technology” in the Company’s name. The name change is expected to become effective on or about December 3, 2007.

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

Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the gains or losses implied by the valuation currently assigned to such investments. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including when collection of a loan or realization of an equity security is doubtful; if there is adequate enterprise value to support the repayment of our debt then the fair value typically corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The Company will record unrealized appreciation only if it believes that the investment has appreciated in value based upon the valuation analysis prepared by TIM or the third-party valuation firm, subject to the Board’s final determination. Changes in fair value are recorded in the statements of operations as the net change in unrealized appreciation or depreciation on investments.

NOTE 4. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share—net investment income	$6,720,933	$6,141,483	$20,306,074	$17,732,216
Numerator for basic and diluted income per share—net (decrease) increase in net assets resulting from operations	$(5,167,810)	$6,759,589	$(1,336,828)	$18,887,122
Denominator for basic and diluted income per share—weighted average shares	21,160,613	19,537,811	20,240,436	19,448,624
Basic and diluted net investment income per common share	$0.32	$0.31	$1.00	$0.91
Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.24)	$0.35	$(0.07)	$0.97

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

For the quarters ended September 30, 2007 and 2006, TICC incurred investment advisory fees of $1,916,011 and $1,494,463; for the nine months ended September 30, 2007 and 2006, respectively, TICC incurred investment advisory fees of $5,338,567 and $4,244,537, of which $1,917,260 and $1,494,463 remained payable to TIM at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended September 30, 2007 and 2006, respectively, TICC incurred $200,000 and $222,711 in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2007 and 2006, respectively, TICC incurred $600,000 and $483,057 in such expenses, of which $240,517 and $167,517 remained payable at the end of the respective quarter. TICC also incurred $17,865 and $21,318 for reimbursement of facility costs for the three months ended September 30, 2007 and 2006, respectively; for the nine months ended September 30, 2007 and 2006, respectively, TICC incurred $53,597 and $43,524 in such expenses, of which amounts $11,910 and $7, respectively, remained payable at the end of each period.

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

On September 28, 2007, the Company paid a dividend of $0.36 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2007 will be funded primarily from undistributed net investment income and realized capital gains from 2006, as well as net investment income and realized capital gains for the fiscal year ended December 31, 2007. However, for the nine months ended September 30, 2007, the Company had net investment income and realized capital gains, together with undistributed net investment income and realized capital gains from 2006, of approximately $1.05 per share, compared to aggregate distributions to stockholders of approximately $1.08 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2007, approximately $0.03 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2007 was $12.79, and at December 31, 2006 was $13.77. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2007 and 2006, the Company received PIK interest of $0 and $46,603, respectively, and recorded a corresponding increase in the cost of the investment. For the nine month periods ended September 30, 2007 and 2006, the Company recorded PIK interest of $531,144 and $1,492,173, respectively. One of the debt investments which has a provision for PIK interest, GenuTec Business Solutions, Inc., was placed on non-accrual status as of March 31, 2007. There are currently no other investments which carry a PIK provision.

In addition, the Company recorded original issue discount income (“OID”) of approximately $382,071 and $1,192,391 for the three and nine months ended September 30, 2007, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had approximately $234,531 and $480,702 in OID income for the three months and nine months ended September 30, 2006.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended months ended September 30, 2007 and 2006, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months and nine months ending September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$13.27	$13.81	$13.77	$13.77

Net investment income(1)	0.32	0.31	1.00	0.91
Net realized and unrealized capital gains (losses)(2)	(0.56)	0.04	(1.01)	0.08
Effect of shares issued, net of offering expenses	0.12	0.00	0.11	0.00

Total from investment operations	(0.12)	0.35	0.10	0.99

Total distributions	(0.36)	(0.32)	(1.08)	(0.92)

Net asset value at end of period	$12.79	$13.84	$12.79	$13.84

Per share market value at beginning of period	$15.79	$14.65	$16.14	$15.10
Per share market value at end of period	$13.37	$14.63	$13.37	$14.63
Total return(4)	(13.0)%	2.05%	(11.1)%	3.12%
Shares outstanding at end of period	21,452,740	19,616,153	21,452,740	19,616,153

Ratios/Supplemental Data
Net assets at end of period (000’s)	$274,380	$271,478	$274,380	$271,478
Average net assets (000’s)	$286,264	$270,805	$277,409	$269,226
Ratio of expenses to average net assets(5)	6.01%	3.92%	5.42%	3.33%
Ratio of expenses, excluding interest expense, to average net assets(5)	3.68%	3.09%	3.55%	2.94%
Ratio of net investment income to average net assets(5)	9.39%	9.07%	9.76%	8.78%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Includes rounding adjustment to reconcile change in net asset value per share.
(3)	For tax purposes, we expect that dividends for 2007 will be funded from undistributed net investment income and realized capital gains from 2006, as well as net investment income and realized capital gains. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2007, approximately $0.03 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At September 30, 2007 and December 31, 2006, respectively, cash and cash equivalents consisted of:

	September 30, 2007	December 31, 2006
Eurodollar Time Deposit (due 10/1/07 and 1/2/07)	$34,144,527	$5,181,512

Cash and Cash Equivalents	$34,144,527	$5,181,512

NOTE 12. COMMITMENTS

As of September 30, 2007, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $6.9 million were outstanding as of September 30, 2007 to WHITTMANHART, Inc. ($1.0 million), PrePak Systems, Inc. ($1.5 million), Box Services, LLC ($1.4 million) and Empire Scaffold, LLC ($3.0 million).

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

Under the Credit Facility agreement the Company must satisfy, on a monthly basis, several portfolio covenant requirements including minimum market value, weighted average maturity, and average weighted coupon rate on all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

The Company had outstanding borrowings of $138.5 million under the facility as of September 30, 2007 and related accrued interest payable of approximately $0.3 million; the Company had borrowings of approximately $58.5 million as of December 31, 2006 and related interest payable of approximately $0.5 million.

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

NOTE 15. SUBSEQUENT EVENTS

On October 1, 2007, the Company announced that it intends to change its name to TICC Capital Corp. Once the name change becomes effective, TICC will no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of its net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This investment policy was required under Rule 35d-1 of the 1940 Act as a result of the inclusion of the word “technology” in the Company’s name. The name change is expected to become effective on or about December 3, 2007.

On October 15, 2007, the Company completed a $15.0 million investment in senior secured notes issued GXS Worldwide, Inc.

On October 25, 2007, the Company completed a $7.2 million investment in senior unsecured notes issued by an existing portfolio company. At the same time, the Company’s equity investment in this company was repurchased, resulting in a realized capital gain of approximately $627,000.

On October 25, 2007, the Board of Directors declared a dividend of $0.36 per share for the fourth quarter, payable on December 31, 2007 to shareholders of record as of December 10, 2007.

On November 6, 2007 the Company converted $15.2 million of its senior secured notes (which includes PIK interest through the date of closing) of GenuTec Business Solutions, Inc., into newly issued shares of Series C convertible preferred stock. The Company will retain $3.5 million outstanding as senior secured notes.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is seeking current income through investments in non-public debt, and long-term capital appreciation by acquiring accompanying warrants or other equity securities. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).

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

On October 1, 2007, we announced that we intend to change our name to TICC Capital Corp. Once the name change becomes effective, we will no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This investment policy was required under Rule 35d-1 of the 1940 Act as a result of the inclusion of the word “technology” in our name. The name change is expected to become effective on or about December 3, 2007.

While the structure of our investments will vary, we invest primarily in the debt and equity of established companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of September 30, 2007, our debt investments had stated interest rates of between 8.91% and 15.50% and maturity dates of between 6 and 86 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.6%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. There was no interest income attributable to PIK during the quarter ended September 30, 2007; the investment in GenuTec Business Solutions, Inc. does carry a PIK provision but it is on non-accrual status.

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

On July 13, 2007, we closed a follow-on public offering of our common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of our common stock. We raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility.

During the quarter ended September 30, 2007, we closed approximately $66.8 million in portfolio investments, including additional debt investments of approximately $11.5 million in existing portfolio companies, and approximately $55.3 million in six new portfolio companies. On October 18, 2007, the Company funded a $1.5 million investment in senior secured second lien notes issued by Educate, Inc. The investment had a trade date of July 23, 2007, and is reflected in the financial statements as an asset and a liability. We received a total of $6.4 million of proceeds from principal repayments in debt investments by our portfolio companies during the quarter ended September 30, 2007.

During the quarter ended September 30, 2007, we recorded unrealized depreciation on investments of approximately $11.9 million, largely due to write-downs of our debt investments in Falcon Communications, Inc. ($7.0 million) and GenuTec Business Solutions, Inc. ($4.0 million). Additionally, we recorded net unrealized depreciation on other investments in the amount of approximately $889,000 for the three months ended September 30, 2007. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Interests.”

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $379.6 million and $326.2 million at September 30, 2007 and December 31, 2006, respectively. The increase in investments during the nine month period was due to newly originated debt investments of approximately $114.8 million, in addition to investments in existing portfolio companies of approximately $29.2 million. This increase was partially offset by debt repayments of approximately $70.1 million, as well as net unrealized depreciation on investments of approximately $21.7 million. During the quarter ended September 30, 2007, we originated investments in eight companies (six of which were new portfolio companies and two of which were existing portfolio companies). Our gross originations and advances totaled approximately $66.8 million during the quarter ended September 30, 2007.

In certain instances, we receive payments in our portfolio based on scheduled amortization of the outstanding balances and sales of equity investments. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2007 and the year ended December 31, 2006, we had repayments of $6.4 million and $76.6 million, respectively. During the quarter ended September 30, 2007 the repayments on our investments were largely due to payments from TrenStar, Inc. ($2.1 million) and American Integration Technologies, LLC ($2.0 million).

At September, 2007, we had investments in debt securities of, or loans to, thirty-one private companies, with a fair value totaling approximately $366.1 million, and equity investments with a fair value of approximately $13.5 million. At December 31, 2006, we had investments in debt securities of, or loans to, twenty-six private companies, with a fair value totaling approximately $315.8 million, and equity investments with a fair value of approximately $10.4 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	September 30, 2007	December 31, 2006
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$326.2	$211.4
Portfolio Investments Acquired	144.0	191.5
Debt repayments	(70.1)	(76.6)
Sales of securities	(0.6)	(3.5)
Payment in Kind	0.5	1.6
Original Issue Discount	1.2	0.9
Net Unrealized Appreciation (Depreciation)	(21.7)	0.3
Net Realized Gains	0.1	0.6

Ending Investment Portfolio	$379.6	$326.2

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended September 30, 2007 and the year ended December 31, 2006:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2007	$66.8	$6.4	$—
June 30, 2007	50.8	31.2	0.2
March 31, 2007	26.4	32.5	0.4

	$144.0	$70.1	$0.6

December 31, 2006	57.0	25.1	2.3
September 30, 2006	47.6	40.6	1.1
June 30, 2006	36.9	6.3	0.0
March 31, 2006	50.0	4.6	0.1

Total	$191.5	$76.6	$3.5

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$327.4	86.2%	$265.7	81.4%
Senior Unsecured Notes	25.3	6.7%	34.8	10.7%
Senior Subordinated Unsecured Notes	13.4	3.5%	14.1	4.3%
Subordinated Promissory Notes	0.0	0.0%	1.2	0.4%
Preferred Stock	3.2	0.9%	2.9	0.9%
Common Stock	7.0	1.8%	4.0	1.2%
Warrants	3.3	0.9%	3.5	1.1%

Total	$379.6	100.0%	$326.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$44.7	11.8%	$43.1	13.3%
Digital imaging	36.7	9.7%	23.4	7.2%
Satellite communications	35.3	9.3%	35.4	10.8%
IT value-added reseller	27.7	7.3%	29.4	9.0%
IT consulting	27.0	7.1%	27.0	8.3%
Advertising	24.8	6.5%	0.0	0.0%
Semiconductor capital equipment	24.2	6.4%	12.0	3.7%
Enterprise software	19.1	5.0%	3.5	1.1%
Web-based services	15.0	3.9%	15.0	4.6%
Real estate	14.8	3.9%	0.0	0.0%
Digital media	14.4	3.8%	13.6	4.1%
Geospatial imaging	13.0	3.4%	13.0	4.0%
Logistics technology	12.9	3.4%	17.4	5.3%
Internet business services	11.7	3.1%	12.0	3.7%
Media Productions	10.8	2.8%	0.0	0.0%
Virtual workforce services	10.5	2.8%	10.5	3.2%
Telecommunications services	10.0	2.6%	0.0	0.0%
Scaffold rental	10.0	2.6%	0.0	0.0%
Repackaging	9.8	2.6%	0.0	0.0%
Interactive voice messaging service	4.0	1.1%	14.9	4.6%
Web hosting	1.7	0.5%	25.2	7.7%
Education	1.5	0.4%	0.0	0.0%
Internet service provider	0.0	0.0%	14.7	4.5%
Domain name registration	0.0	0.0%	10.0	3.0%
Information services	0.0	0.0%	5.0	1.5%
Medical services	0.0	0.0%	1.1	0.4%

	$379.6	100.0%	$326.2	100%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. We may also invest in the publicly traded debt and equity securities of other technology-related companies or take controlling interests in such companies in certain limited circumstances. We intend to continue to maintain a diverse portfolio; however, we have no policy with respect to the level of our diversification and we do not intend to operate as a “diversified company” within the meaning of the 1940 Act. On October 1, 2007, we announced that we intend to change our name to TICC Capital Corp. Once the name change becomes effective, we will no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This investment policy was required under Rule 35d-1 of the 1940 Act as a result of the inclusion of the word “technology” in our name. The name change is expected to become effective on or about December 3, 2007.

We believe that we have a strong pipeline of potential transactions in various stages. We believe that we may begin to see opportunities to generate higher returns than we have historically, given the changes in the credit environment over the past six months. At the same time, we recognize that it may be difficult to raise capital in the near future in light of our stock price and the current state of the debt and equity markets. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these potential transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2007 and December 31, 2006, respectively, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2007 and December 31, 2006, our debt investment portfolio was graded as follows:

Grade	Summary Description	September 30, 2007
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$49.3	12.5%	$49.1	13.4%
2	Full repayment of principal and interest is expected	255.9	64.7%	251.8	68.8%
3	Requires closer monitoring, but full repayment of principal and interest is expected	61.1	15.5%	60.2	16.4%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	28.9	7.3%	5.0	1.4%

		$395.2	100.0%	$366.1	100.0%

Grade	Summary Description	December 31, 2006
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$34.9	10.9%	$34.7	11.0%
2	Full repayment of principal and interest is expected	218.6	67.9%	213.6	67.6%
3	Requires closer monitoring, but full repayment of principal and interest is expected	68.3	21.2%	67.5	21.4%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	—	0.0%	—	0.0%

		$321.8	100.0%	$315.8	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grades 3, 4 or 5 may fluctuate from year to year.

Effective February 27, 2007, one of our portfolio companies, GenuTec Business Solutions, Inc., completed a restructuring of its capital structure, whereby $5.15 million of GenuTec Business Solutions, Inc.’s debt, including accrued interest, held by another institutional investor was converted to convertible preferred stock. As a result, we are the only remaining senior noteholder for GenuTec Business Solutions, Inc. In connection with this restructuring, we agreed to cancel our warrants to purchase common stock, to provide additional senior notes of up to $2.0 million, to reduce the interest rate on the senior secured notes to 10.46%, and to convert the cash interest payments to PIK for the next four quarters. As of April 23, 2007, the full amount of the additional senior notes had been drawn down. GenuTec Business Solutions, Inc. also made changes in its management team and its board of directors. On November 6, 2007 we converted $15.2 million of our senior secured notes (which includes PIK interest through the date of closing) of GenuTec Business Solutions, Inc., into newly issued shares of Series C convertible preferred stock. We will retain $3.5 million outstanding as senior secured notes.

As of December 31, 2006, the notes were assigned a “Grade 3” rating, which indicated that closer monitoring was required, but full repayment of principal and interest was expected. As of March 31, 2007, we determined that our investment in GenuTec Business Solutions, Inc. presented a risk of loss for some portion of the principal amount outstanding and downgraded our investment in GenuTec Business Solutions, Inc. from a 3 to a 5 rating, and the PIK interest on the investment has been on non-accrual status since March 31, 2007. As of June 30, 2007, a write-down of $9.9 million of the principal amount of the investment was recorded, based primarily on the company’s failure to make significant progress on improving its financial condition, including its inability to raise additional capital. Through September 30, 2007, GenuTec Business Solutions, Inc. failed to meet revised revenue and cash flow estimates and, as a result, we recorded an additional write-down of approximately $4.0 million as of the end of the third quarter.

As of March 31, 2007, we determined that our investment in one of our portfolio companies, Falcon Communications, Inc., required closer monitoring and downgraded our investment in Falcon Communications, Inc. from a 2 to a 3 rating. We recorded a write-down of $1.5 million of the principal amount of our debt investment as of March 31, 2007. These changes reflected concerns regarding the stability of the company’s revenue stream given a deterioration in demand for its services. As of June 30, 2007, given a continued deterioration of the company’s revenue base, we recorded an additional write-down of $1.0 million on our debt investment in Falcon Communications, Inc. Through September 30, 2007, Falcon Communications, Inc. failed to meet expected revenue and cash flow estimates and failed to obtain a significant government contract as was previously expected. As a result, we downgraded our investment in Falcon Communications, Inc. from a 3 to a 5 rating, and the cash interest on the investment has been placed on non-accrual status as of September 30, 2007. Given the continued deterioration of the company’s financial condition and future prospects, we recorded an additional write-down of $7.0 million as of the end of the third quarter.

As noted above, we are monitoring these investments closely and expect TIM to devote additional resources to such efforts going forward.

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2007 to the three months ended September 30, 2006.

Investment Income

Investment income for the three months ended September 30, 2007 was approximately $11.0 million compared to approximately $8.8 million for the three months ended September 30, 2006. This increase resulted primarily from our portfolio investing activities throughout 2006 and through the third quarter of 2007, as our debt investment portfolio increased from $284.1 million to $366.1 million. For the quarter ended September 30, 2007 investment income consisted of approximately $9.2 million in cash interest from portfolio investments, approximately $382,000 in amortization of original issue discount and approximately $278,000 in cash interest from cash and cash equivalents.

For the quarter ended September 30, 2006, investment income consisted of approximately $7.8 million in cash interest from portfolio investments, approximately $47,000 in PIK interest from one investment, approximately $235,000 in amortization of original issue discount, and approximately $109,000 in cash interest from cash and cash equivalents.

As of September 30, 2007, our debt investments had stated interest rates of between 8.91% and 15.50% and maturity dates of between 6 and 86 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.6% compared to 12.3% as of September 30, 2006. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan. There was no interest income attributable to PIK during the quarter ended September 30, 2007; the investment in GenuTec Business Solutions, Inc. does carry a PIK provision but it is on non-accrual status. The amount of interest from investments on non-accrual status during the three months ended September 30, 2007 was approximately $554,000, compared to none for the same period during 2006.

For the quarter ended September 30, 2007, other income of approximately $0.3 million was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $0.4 million for the same period in 2006.

Operating Expenses

Operating expenses for the quarter ended September 30, 2007 were approximately $4.3 million. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. Expenses increased approximately $1.7 million from the quarter ended September 30, 2006, attributable primarily to an increase of approximately $1.1 million in interest expense and an increase of approximately $422,000 in investment advisory fees. Operating expenses for the quarter ended September 30, 2006 were approximately $2.7 million.

The investment advisory fee for the third quarter of 2007 was approximately $1.9 million, representing the base fee for the period as provided for in the investment advisory agreement as well as incentive fees earned of approximately $78,000. The investment advisory fee in the comparable period in 2006 was approximately $1.5 million which consisted solely of the base fee. The increase of approximately $422,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of September 30, 2007 and December 31, 2006, respectively, approximately $1.9 million and $2.0 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $1.7 million for the quarter ended September 30, 2007 compared to approximately $0.6 million for the same quarter in the prior year, as a result of the higher level of borrowings outstanding under our credit facility during the third quarter of 2007. The average interest rate on the amounts borrowed was approximately 7.17% as of September 30, 2007 compared with 7.74% as of the comparable period in 2006. At September 30, 2007, approximately $338,000 of interest expense under our credit facility remained payable. Approximately $146.5 million was outstanding under the credit facility as of November 6, 2007.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $281,000 for the quarter ended September 30, 2007, compared to approximately $217,000 for the quarter ended September 30, 2006. Greater legal costs of approximately $90,000 were incurred during the quarter ended September 30, 2007 partially offset by lower audit and consultation fees.

Compensation expenses were approximately $200,000 for the quarter ended September 30, 2007, compared to approximately $223,000 for the quarter ending September 30, 2006, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The decrease of approximately $23,000 from 2006 reflects a lower accrual of estimated bonuses. At September 30, 2007 and December 31, 2006, respectively, approximately $240,000 and $167,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $235,000 for the three months ended September 30, 2007 compared to approximately $159,000 for the same period in 2006. This increase was primarily a result of greater bank fees of approximately $69,000 associated with our senior secured revolving credit facility. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2007, we had no net realized gains on investments. For the three months ended September 30, 2006, we had a realized gain of approximately $309,000.

During the quarter ended September 30, 2007, we incurred unrealized depreciation of approximately $11.9 million, largely due to write-downs of our debt investments in Falcon Communications, Inc. ($7.0 million) and GenuTec Business Solutions, Inc. ($4.0 million), based upon a review of the operating performance of these companies, as well as consideration of other factors and conditions affecting these investments. Additionally, we recorded net unrealized depreciation on other investments in the amount of approximately $885,000. For the three months ended September 30, 2006, we had net unrealized appreciation of approximately $309,000.

Please see “—Portfolio Grading” above for more information.

Net (Decrease) Increase in Net Assets Resulting from Operations

The Company had a net decrease in net assets resulting from operations of approximately $5.2 million for the quarter ended September 30, 2007 compared to a net increase of approximately $6.8 million for the comparable period in 2006. This decrease was attributable directly to increased net unrealized depreciation on investments as well as lower realized gains.

Based on a weighted-average of 21,160,613 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for the quarter ended September 30, 2007 was approximately ($0.24) for basic and diluted, compared to a net increase in net assets of approximately $0.35 per share for the same period in 2006.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Investment Income

Investment income for the nine months ended September 30, 2007 was approximately $31.6 million compared to approximately $24.5 million for the nine months ended September 30, 2006. This increase resulted primarily from our portfolio investing activities throughout 2006 and through the third quarter of 2007, as our debt investment portfolio increased from $296.3 million to $366.1 million. For the nine months ended September 30, 2007 investment income consisted of approximately $27.8 million in cash interest from portfolio investments, approximately $1.2 million in amortization of original issue discount, approximately $372,000 in PIK interest from two debt investments, and approximately $500,000 in cash interest from cash and cash equivalents.

For the nine months ended September 30, 2006, investment income consisted of approximately $19.6 million in cash interest from portfolio investments, approximately $1.5 million in PIK interest from two investments, approximately $0.6 million in cash interest from cash and cash equivalents, and approximately $481,000 in amortization of original issue discount.

As of September 30, 2007, our debt investments had stated interest rates of between 8.91% and 15.50% and maturity dates of between 6 and 86 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.6% compared to 12.3% as of September 30, 2006. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan. The amount of interest from investments on non-accrual status for the nine months ended September 30, 2007 was approximately $1.2 million, compared to none for the same period during 2006.

For the nine months ended September 30, 2007, other income of approximately $1.7 million was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $2.3 million for the same period in 2006. This decrease is the result of non-recurring dividend income received and greater fees earned during the nine months ended September 30, 2006.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were approximately $11.3 million compared to approximately $6.7 million for the nine months ended September 30, 2006. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. The increase of approximately $4.6 million over the same period in 2006, was attributable primarily to an increase of approximately $3.1 million in interest expense, greater investment advisory fees of approximately $1.1 million, higher compensation expense of approximately $117,000, and an increase of approximately $172,000 in bank fees associated with our revolving credit facility.

The investment advisory fee for nine months ended 2007 was approximately $5.3 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $196,000. The investment advisory fee in the comparable period in 2006 was approximately $4.2 million which consisted of the base fee for the period as well as incentive fees of approximately $5,000. The increase of approximately $1.1 million is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of September 30, 2007 and December 31, 2006, respectively, approximately $1.9 million and $2.0 million of investment advisory fees remained payable to TIM.

Interest expense was approximately $3.9 million for the nine months ended September 30, 2007 compared to approximately $789,000 for the same period in the prior year, as a result of the higher level of borrowings outstanding under our credit facility. The average interest rate on the amounts borrowed was approximately 7.17% as of September 30, 2007 compared with 7.74% as of the comparable period in 2006. At September 30, 2007 and December 31, 2006, respectively, approximately $338,000 and $458,000 of interest expense under our credit facility remained payable. Approximately $146.5 million was outstanding under the credit facility as of November 6, 2007.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $723,000 for the nine months ended September 30, 2007, compared to approximately $747,000 for same period in 2006. The decrease is primarily related to decreased auditing fees of approximately $34,000, lower valuation fees of approximately $31,000 partially offset by greater legal fees of approximately $49,000 for general corporate matters.

Compensation expense was approximately $600,000 for the nine months ended September 30, 2007, compared to approximately $483,000 for the comparable period in 2006, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $117,000 from 2006 reflects a greater base salary as well as an increased year-to-date accrual of estimated bonuses. At September 30, 2007 and December 31, 2006, respectively, approximately $240,000 and $167,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $714,000 for the nine months ended September 30, 2007 compared to approximately $469,000 for the same period in 2006. This increase was primarily a result of bank fees associated with our senior secured revolving credit facility in 2007 and higher printing and facility costs. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2007, we had net realized gains on investments of approximately $94,000. During this period we sold back to StayOnline, Inc. our debt investment in that company, which generated a realized gain of approximately $259,000; at the same time we surrendered our warrants in the company which were previously valued at zero, which created a realized loss of approximately $361,000. Additionally, during this period we sold back to The Endurance International Group, Inc. our debt investment in that company, which generated a realized gain of approximately $226,000. We also realized a capital gain of approximately $11,000 resulting from a contingency payout relating to the prior sale of Innovation Interactive, Inc. and a gain of approximately $31,000 from the sale of the notes we held in Network Solutions, LLC. Partially offsetting these net realized gains were losses of approximately $91,000 associated with the cancellation of warrants we held in our existing portfolio company, GenuTec Business Solutions, Inc. For the nine months ended September 30, 2006, we had a net realized gain of approximately $246,000.

We also had net unrealized depreciation on investments of approximately $21.7 million for the nine months ended September 30, 2007. We recorded unrealized depreciation on our debt investments in GenuTec Business Solutions, Inc. ($13.4 million) and Falcon Communications, Inc. ($9.5 million), as well as on our equity investment in TrueYou.com Inc. ($1.3 million) and net unrealized depreciation on other investments in the amount of approximately $500,000, based upon a review of the operating performance of these companies, as well as consideration of other factors and conditions affecting these investments. These decreases were partially offset by unrealized appreciation of approximately $3.0 million associated with our equity investment in Algorithmic Implementation, Inc. For the nine months ended September 30, 2006, we had net unrealized appreciation of approximately $900,000.

Please see “—Portfolio Grading” above for more information.

Net (Decrease) Increase in Net Assets Resulting from Operations

The Company had a net decrease in net assets resulting from operations of approximately $1.3 million for the nine months ended September 30, 2007 compared to a net increase of approximately $18.9 million for the comparable period in 2006. This decrease was attributable primarily to higher net unrealized depreciation on investments, which offset improved net investment income performance.

Based on a weighted-average of 20,240,436 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for nine months ended September 30, 2007 was approximately ($0.07) for basic and diluted, compared to an increase in net assets of approximately $0.97 per share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2007, cash and cash equivalents increased from approximately $5.2 million at the beginning of the period to approximately $34.1 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $53.3 million, largely reflecting new investments of approximately $142.5 million partially offset by principal repayments of approximately $70.4 million and net investment income of $20.4 million. During the period, net cash provided by financing activities was approximately $82.3 million, reflecting a net increase in cash borrowed under the credit facility as well as from proceeds from the issuance of common stock, partially offset by approximately $68.5 million for the repayment of amounts borrowed under our current revolving credit facility and approximately $19.6 million for the distribution of dividends.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of September 30, 2007.

	Payments Due By Year (dollars in millions)
	Total	2007	2008
Senior Secured Revolving Credit Facility (1)	$138.5	$—	$138.5

(1)	At September 30, 2007, $41.5 million remained unused under our senior secured revolving credit facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $5.4 million for investment advisory services and $0.7 million for administrative services for the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, as of September 30, 2007, we had unused commitments to extend credit to our existing portfolio companies of approximately $6.9 million, which are not reflected on our balance sheet.

Borrowings

At September 30, 2007 and December 31, 2006, respectively, we had outstanding borrowings of $138.5 million and $58.5 million, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$180.0	$138.5	$100.0	$58.5

The amount of our senior revolving credit facility, which we refer to as our “credit facility,” is $180 million, with Royal Bank of Canada (“RBC”) and Branch Banking and Trust Company (“BB&T”) each providing $75 million and Commerzbank AG providing

$30 million under the facility. The credit facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the credit facility will mature, and all accrued and unpaid interest there under will be due and payable at the earlier of one year from the date of the borrowing and the termination date of the credit facility; the credit facility has a termination date of April 11, 2008. As of November 6, 2007, we had $146.5 million outstanding under the credit facility.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	$0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36	(1)
April 30, 2007	June 8, 2007	June 29, 2007	0.36	(1)
February 27, 2007	March 9, 2007	March 30, 2007	0.36	(1)

Total (2007)			1.44

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	September 9, 2006	September 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	September 10, 2005	September 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11	(2)
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	September 10, 2004	September 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(2)

Total Distributions:			$4.26	(2)(3)

(1)

Through September 30, 2007, the Company paid dividends of $1.08 per share. For tax purposes, we expect that dividends for the fiscal year ended December, 2007 will be funded from undistributed net investment income and realized capital gains from 2006, as well as net investment income and realized capital gains for the fiscal year ended December 31, 2007. However, for the nine months ended September 30, 2007, the Company had net investment income and realized capital gains, together with undistributed net investment income and capital gains from 2006, of approximately $1.05 per share, compared to aggregate distributions to stockholders of approximately $1.08 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2007, approximately $0.03 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders.

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

In order to minimize the potential conflicts of interest that might arise, the Company has adopted a policy that generally prohibits it from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by Royce & Associates, or Palladio Capital Management, LLC holds a long or short position. The investment focus of each of these entities tends to be different from the Company’s investment objective. Nevertheless, it is possible that new investment opportunities that meet the Company’s investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to the Company. Also, our investment policy precluding the investments referenced above could cause the Company to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat the Company in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client.

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. Accordingly, our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2; provided, that in an instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the Investment Company Act of 1940, as amended, that bilateral investment opportunity shall be allocated to T2.

In those instances where a syndicated loan is determined to meet the investment criteria of both TICC and T2, purchases of syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) will be allocated on a pro rata basis between TICC and T2 based on order size as determined by each fund’s investment adviser. In instances where both TICC and T2 desire to sell the same position at the same time, sales will likewise be allocated on a pro rata basis based on order size. All such allocations shall only be made, however, to the extent consistent with current judiciary and interpretive positions applicable to such investments. Further, to the extent pro rata allocations in accordance herewith would cause either TICC or T2 to violate any statutory, regulatory or pre-existing contractual provisions to which it is subject, then such allocations shall be made on as near a pro rata basis as is practicable without violating such statutory, regulatory or pre-existing contractual provisions. Determinations with respect to any allocations of either purchases or sales of syndicated loans hereunder in which both TICC and T2 participate shall be documented by each fund’s investment adviser, including the basis for and method of calculating the allocation between TICC and T2. In those instances where either T2 or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that opportunity shall be made available to the other entity.

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

RECENT DEVELOPMENTS

On October 1, 2007, we announced that we intend to change our name to TICC Capital Corp. Once the name change becomes effective, we will no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This investment policy was required under Rule 35d-1 of the 1940 Act as a result of the inclusion of the word “technology” in our name. The name change is expected to become effective on or about December 3, 2007.

On October 15, 2007, we completed a $15.0 million investment in senior secured notes issued GXS Worldwide, Inc.

On October 25, 2007, we completed a $7.2 million investment in senior unsecured notes issued by an existing portfolio company. At the same time, our equity investment in this company was repurchased, resulting in a realized capital gain of approximately $627,000.

On October 25, 2007, the Board of Directors declared a dividend of $0.36 per share for the fourth quarter, payable on December 31, 2007 to shareholders of record as of December 10, 2007.

On November 6, 2007 we converted $15.2 million of our senior secured notes (which includes PIK interest through the date of closing) of GenuTec Business Solutions, Inc., into newly issued shares of Series C convertible preferred stock. We will retain $3.5 million outstanding as senior secured notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2007, one debt investment in our portfolio was at a fixed rate, and the remaining thirty-five debt investments were at variable rates, representing approximately $14.4 million and $380.8 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of September 30, 2007. We have also assumed a borrowing of $138.5 million under the credit facility. Under this analysis, net investment income would increase approximately $2.4 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

When we invest in debt securities, we sometimes expect to acquire warrants or other equity securities as well. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We currently have $180 million available to us under a credit facility, of which we had borrowed approximately $146.5 million as of November 6, 2007. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC, Branch Banking and Trust Company, or BB&T and Commerzbank, AG, each serve as a lender under our credit facility. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TIM, will be payable on our gross assets, including those assets acquired through the use of leverage, TIM may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, of gross assets less all liabilities and indebtedness not represented by senior securities, equals at least 200% of senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. We currently have $180 million available to us under a credit facility, of which we had borrowed approximately $146.5 million as of November 6, 2007.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 21,452,740 are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net investment income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. We currently have $180 million available to us under a credit facility, of which we had borrowed approximately $146.5 million as of November 6, 2007. Some of our investments in debt securities are at fixed rates and others at variable rates. We may, but will not be required to, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

Our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2; provided, that in an instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the Investment Company Act of 1940, as amended, that bilateral investment opportunity shall be allocated to T2.

In those instances where a syndicated loan is determined to meet the investment criteria of both TICC and T2, purchases of syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) will be allocated on a pro rata basis between TICC and T2 based on order size as determined by each fund’s investment adviser. In instances where both TICC and T2 desire to sell the same position at the same time, sales will likewise be allocated on a pro rata basis based on order size. All such allocations shall only be made, however, to the extent consistent with current judiciary and interpretive positions applicable to such investments. Further, to the extent pro rata allocations in accordance herewith would cause either TICC or T2 to violate any statutory, regulatory or pre-existing contractual provisions to which it is subject, then such allocations shall be made on as near a pro rata basis as is practicable without violating such statutory, regulatory or pre-existing contractual provisions. Determinations with respect to any allocations of either purchases or sales of syndicated loans hereunder in which both TICC and T2 participate shall be documented by each fund’s investment adviser, including the basis for and method of calculating the allocation between TICC and T2. In those instances where either T2 or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that opportunity shall be made available to the other entity.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in, or otherwise knowingly doing business with, any company in which any fund or other client account managed by Royce & Associates or Palladio Capital Management holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of our chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

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

On October 1, 2007, we announced that we intend to change our name to TICC Capital Corp. Once the name change becomes effective, we will no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. This investment policy was required under Rule 35d-1 of the 1940 Act as a result of the inclusion of the word “technology” in our name. The name change is expected to become effective on or about December 3, 2007.

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

While we did not engage in unregistered sales of equity securities during the three months ended September 30, 2007, we issued a total of 108,154 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.4 million.

On July 13, 2007, we closed a follow-on public offering of our common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of our common stock. We raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

10.6	First Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed May 9, 2007).

10.7	Second Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed September 28, 2007).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY INVESTMENT CAPITAL CORP.

Date: November 7, 2007	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: November 7, 2007	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer ( Principal Accounting Officer)