Form 10-K
period 2007-12-31
TICC Capital Corp.
filed 2008-03-17
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER: 0-50398

TICC CAPITAL CORP.

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

Common Stock, par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

        The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2007, based on the closing price on that date of $15.79 on the Nasdaq Global Select Market, was $309,702,202. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 21,563,717 shares of the Registrant’s common stock outstanding as of March 13, 2008.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

We are a specialty finance company principally providing capital to primarily non-public small- and medium-sized technology-related companies. Technology-related companies are businesses that focus on the following sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. We continue to maintain our primary focus, however, on the technology industry, although we have the flexibility to invest outside this sector.

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is on seeking current income by investing in non-public debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies. We may also invest in the publicly traded debt and/or equity securities.

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

We currently concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. Our investments typically range from $5 million to $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and accrue interest at fixed or variable rates. We focus on companies that create products or provide services requiring technology and on companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

While the structure of our investments will vary, we invest primarily in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We may also borrow funds to make investments. As a result, we may be exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, TICC Management, LLC (TICC Management), will be borne by our common stockholders.

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisors Act of 1940, as amended (the “Advisors Act”). TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President

and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates. Under our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory Agreement.”

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the “1940 Act.” As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “—Regulation as a Business Development Company.” In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code.

Our headquarters are at 8 Sound Shore Drive, Suite 255 Greenwich, Connecticut and our telephone number is (203) 983-5275.

MARKET OPPORTUNITY

Large, underserved market for product

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

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue.

Recently we have seen dramatic dislocations across the global credit markets. Many companies that would have had ready access to debt capital at very low rates of interest are now struggling to borrow money at much higher rates. As a result, we believe that we may have the opportunity to provide debt capital to both technology-related and selected non-technology-related companies representing strong credits on very favorable terms. Additionally, we may have the opportunity to provide that capital to larger, better capitalized and more profitable companies than we would have been able to lend to in the past. Certain of those companies, which would have more typically relied on a commercial bank or a syndicate of lenders for debt capital, now find those markets to be largely closed. We believe the reasons for that closure relate more to the state of the overall credit markets than to the quality of certain individual credits. As such, we view the current market environment as potentially favorable for debt investors with our mandate and with the benefit of liquidity.

Complementing private equity and venture capital funds

Our investment approach has the ability to complement other sources of capital available to certain companies. For example, although we may compete with private equity and venture capital funds as sources of capital for such businesses, those types of investors typically invest primarily in equity-based securities. We believe that the nature of our investments in debt securities is often viewed by such entities as an attractive alternative source of capital. Private equity and venture capital funds often base their investments on anticipated annual internal rates of return that are substantially higher than the annual internal rates of return that we set as our operating target. Moreover, private equity and venture capital funds generally require a significantly greater percentage of equity ownership interests than we generally seek. However, private equity and venture capital investments may entail considerably more risk than the debt investments that we make, as they are usually uncollateralized and rank lower in priority in the capital structure of specific portfolio companies. We believe the prospect of obtaining additional capital without incurring substantial incremental dilution makes us attractive to owner-managers as a prospective source of capital.

In addition, in many cases, we expect that private equity and venture capital funds will generally welcome an investment by us in their portfolio companies. After making an initial investment, these funds often seek to stabilize or reduce their financial exposure to their portfolio companies, a goal that financing from us could accomplish by providing non-equity capital. In the current investment climate, it is possible that we may offer one of the few viable alternative sources of capital for a technology-related company other than incremental equity investments by the company’s existing financial sponsors. As such, we provide technology-related companies and their financial sponsors with an opportunity to diversify the company’s capital sources. In addition to enabling incremental growth, this can facilitate access to other alternative sources of capital in the future.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to technology-related companies for the following reasons:

•	Focus on technology;

•	Expertise in originating, structuring and monitoring investments;

•	Flexible investment approach; and

•	Established deal sourcing network.

Focus on technology

We focus our investments in companies in technology-related industries although we have invested, and will likely continue to invest, in non-technology-related companies. We believe that this focus, together with our experience in analyzing and financing such companies, affords us a sustainable competitive advantage. In particular, we have expertise in assessing the value of intellectual property assets, and in evaluating the operating characteristics of technology-related companies. As a result, we believe that we have a competitive advantage over less specialized lenders, particularly over lenders with limited experience in lending to technology-related companies. In addition, we believe that our specialization in financing companies within the technology sector enables us to advise portfolio companies on consolidation and exit financing opportunities more rapidly and effectively than less specialized lenders.

Expertise in originating, structuring and monitoring investments

We believe that our strong combination of experience and contacts in the technology sector has attracted well-positioned prospective portfolio companies.

•

Jonathan H. Cohen, our Chief Executive Officer, has more than 17 years of experience in technology-related equity research and investment. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen was also the owner and a principal of JHC Capital Management, LLC, a registered investment adviser.

•

Saul B. Rosenthal, our President and Chief Operating Officer, has 9 years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group. He was a Vice-President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

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

Established deal sourcing network

Through the senior investment professionals of TICC Management and our directors, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity and venture capital funds, public and private companies, investment bankers, attorneys, accountants and commercial bankers. We believe that senior professionals of TICC Management have developed strong reputations within the investment community over their years in the investment banking, investment management and equity research businesses.

INVESTMENT PROCESS

Identification of prospective portfolio companies

We identify and source new prospective portfolio companies through a network of venture capital and private equity funds, investment banks, accounting and law firms and direct company relationships. We have identified several criteria that we believe are important in seeking our investment objective. These criteria provide general guidelines for our investment decisions; however, we do not require each prospective portfolio company in which we choose to invest to meet all of these criteria.

•

Experienced management—We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•

Significant financial or strategic sponsor and / or strategic partner—We prefer to invest in companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and are willing to make an ongoing contribution to the management of the business, including participation as board members or as business advisers.

•	Strong competitive position in industry—We seek to invest in companies that have developed a strong competitive position within their respective sector or niche of a technology-related industry.

•	Profitable on a cash flow basis—We focus on companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.

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

Due diligence

If a company meets some of the characteristics described above, we perform a preliminary due diligence review including company and technology assessments, market analysis, competitive analysis, evaluation of management, risk analysis and transaction size, pricing and structure analysis. The criteria delineated below provide general parameters for our investment decisions, although not all of such criteria will be followed in each instance. Upon successful completion of this preliminary evaluation process, we will decide whether to deliver a non-binding letter of intent, after which our administrator, BDC Partners, generally receives an upfront advance to cover our due diligence-related expenses, begin the due diligence process and move forward towards the completion of a transaction.

Our due diligence process generally includes the following elements:

Management team and financial sponsor

•

management assessment including a review of management’s track record with respect to product development, sales and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities, reference and background checks; and

•	financial sponsor reputation, track record, experience and knowledge (where a financial sponsor is present in a transaction).

Business

•	industry and competitive analysis;

•	customer and vendor interviews to assess both business prospects and standard practices of the company;

•	assessment of likely exit strategies; and

•	potential regulatory / legal issues.

Financial condition

•	detailed review of the historical financial performance and the quality of earnings;

•	development of detailed pro forma financial projections;

•	review of internal controls and accounting systems;

•	review of assets and liabilities, including contingent liabilities; and

•	customer and vendor interviews to assess both business prospects and standard practices of the company.

Technology assessment

•	evaluation of intellectual property position;

•	review of research and development milestones;

•	analysis of core technology under development;

•	assessment of collaborations and other technology validations; and

•	assessment of market and growth potential.

Contemporaneous with our due diligence process, the investment team prepares a detailed credit memorandum for presentation to our Investment Committee, which currently consists of Messrs. Cohen and Rosenthal. Our Investment Committee reviews and approves each of our portfolio investments.

Investment structuring

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior notes, senior subordinated notes and junior subordinated notes, of technology-related companies. We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

In structuring our investments, we seek to ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. In addition, we seek to structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also contain customary events of default such as non-payment, breach of covenant, insolvency and change of control.

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

We have several methods of evaluating and monitoring the performance of our bilateral debt and equity positions, including but not limited to the following:

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	periodic formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

•	board observance rights; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition, we may from time to time identify investments that require closer monitoring or become workout assets. In such cases, we will develop a strategy for workout assets and periodically gauge our progress against that strategy. As a private equity holder, we may incur losses from our investing activities from time to time, however we attempt where possible to work with troubled portfolio companies in order to recover as much of our investments as is practicable.

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

PORTFOLIO OVERVIEW

We seek to create a portfolio that includes primarily senior secured loans, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We generally invest between $5 million and $30 million in each of our portfolio companies.

The following is a representative list of the industries in which we have invested:

•     Software

•     Digital imaging

•     Satellite communications

•     IT consulting

•     IT value-added reseller

•     Advertising

•     Semiconductor capital equipment

•     Enterprise software

•     Geospatial imaging

•     Consumer electronics

•     Web-based services

•     Real estate

•     Digital media

•     Logistics technology

•     Media productions

•     Virtual workforce services

•     Scaffold rental

•     Telecommunications services

•     Repackaging

•     Interactive voice messaging

•     Education

•     Web hosting

At December 31, 2007, our portfolio was invested 86% in senior secured notes, 12% in senior unsecured notes, and 2% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2007

Our ten largest portfolio company investments at December 31, 2007, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2007
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Percentage of Total Portfolio
Algorithmic Implementations, Inc.	software	$21.8	$24.8	6.4%
AKQA, Inc.	advertising	$24.8	$24.7	6.4%
Segovia, Inc.	satellite communications	$23.5	$24.6	6.4%
American Integration Technologies, LLC	semiconductor capital equipment	$23.6	$23.6	6.1%
Group 329, LLC	digital imaging	$23.6	$21.0	5.4%
3001, Inc.	geospatial imaging	$17.2	$17.2	4.5%
Palm Inc.	consumer electronics	$18.0	$17.0	4.4%
Aviel Services, Inc.	IT consulting	$14.6	$15.5	4.0%
NetQuote, Inc.	web-based services	$15.0	$15.0	3.9%
GXS Worldwide, Inc.	software	$14.7	$14.7	3.8%

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

Our investment in Ai Squared, which closed in September 2006, consisted of $22.0 million in senior secured notes and common stock. TICC and an individual investor each acquired 50% of the outstanding equity of Ai Squared in connection with our investment in the company.

AKQA, Inc.

AKQA, Inc. is a digital interactive advertising company that delivers marketing solutions to blue chip clients. AKQA, Inc. focuses on creating and delivering marketing solutions in digital media such as the Internet, mobile products (e.g. cell phones, PDAs, etc.), digital outdoor signage, gaming consoles and kiosks.

Our investment in AKQA, Inc., which closed in March 2007, consisted of $25.0 million in senior secured notes.

Segovia, Inc.

Segovia is a provider of secure global voice, data, and video broadband satellite services primarily to federal government agencies. Segovia has become a strategic supplier of communications to the U.S. Department of Defense, civilian agencies, and private sector organizations.

Our original investment in Segovia, which closed in February 2005, consisted of $15.0 million in senior secured notes with warrants. During 2005, we made an additional investment of $2.0 million in senior secured notes issued by Segovia and received additional warrants in connection with that investment. Additionally, during 2007, we invested an additional $8.5 million. Our warrant position represents approximately 6.43% of the fully diluted common stock of Segovia.

American Integration Technologies, LLC

American Integration Technologies, LLC (“AIT”) is a semiconductor capital equipment contract manufacturer located in Chandler, Arizona. AIT specializes in precision sheet metal fabrication, tubular frame welding, integration of components and assembly of complex equipment, primarily used for the semiconductor industry.

Our investment in AIT, which closed in May 2006, consisted of $12.0 million in senior secured notes. During April 2007, we invested an additional $15.0 million in senior secured notes issued by AIT.

Group 329, LLC

Group 329, LLC (d/b/a/ “The CAPS Group”) is a provider of digital and other graphic arts services to corporations, advertising agencies and design firms. Established in 2001, The CAPS Group is an independent graphic arts services provider. Its clients include Fortune 500 corporations, mid-market companies, nationally recognized publishers and large advertising agencies.

Our original investment in The CAPS Group, which closed in March 2006, consisted of $20 million in senior secured notes with warrants to purchase common stock. Later, during 2006, TICC entered into an amended agreement with The CAPS Group whereby, we invested an additional $5 million in senior secured notes and received additional warrants. Currently, TICC’s warrant position represents approximately 5.75% of the fully diluted common stock of Group 329, LLC.

INVESTMENT ADVISORY AGREEMENT

Management Services

TICC Management serves as our investment adviser. TICC Management is registered as our investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TICC Management manages our day-to-day operations of, and provides investment advisory services to us. Under the terms of our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), TICC Management:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	closes, monitors and services the investments we make; and

•	determines what securities we will purchase, retain or sell.

TICC Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. TICC Management has agreed that, during the term of its Investment Advisory Agreement with us, it will not serve as investment adviser to any other public or private entity that utilizes a principal investment strategy of providing debt financing to technology-related companies similar to those we target.

Management Fee

We pay TICC Management a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to TICC Management, and any incentive fees earned by TICC Management, are ultimately borne by our common stockholders.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2006 calendar year was 9.35% and the annual hurdle rate for the 2007 calendar year was 9.70%. The current hurdle rate for the 2008 calendar year, calculated as of December 31, 2007, is 8.45%. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we realize deferred loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•

no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 2.1125% for the 2008 calendar year).

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate in any calendar quarter (currently 2.1125% for the 2008 calendar year) is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

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

Quarterly Hurdle rate(1) = 2.1125%

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

Quarterly Hurdle rate(1) = 2.1125%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate

= 20% x (3.3% – 2.1125%)

= 20% x1.1875%

= 0.2375%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.2375%

(1)	Represents 8.45% annualized hurdle rate for 2008 calendar year.
(2)	Represents 2% annualized management fee.
(3)	Excludes organizational and offering expenses.

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

• No capital gains incentive fee paid to TICC Management in Year 1

Year 2 incentive fee	• Total Incentive Fee Capital Gains = 8%

(9% realized capital gains less 1% unrealized depreciation)

• Total capital gains incentive fee paid to TICC Management in Year 2
= 20% x 8%

= 1.6%

Year 3 incentive fee	• Total Incentive Fee Capital Gains = 10%

(12% realized capital gains less 2% unrealized depreciation; unrealized appreciation has no effect)

• Total capital gains incentive fee paid to TICC Management in Year 3

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

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors—Risks relating to our business and structure—We are dependent upon TICC Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, TICC Management and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it, including without limitation BDC Partners, are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of TICC Management’s services under the Investment Advisory Agreement or otherwise as an investment adviser of TICC.

Organization of the Investment Adviser

TICC Management is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. BDC Partners, a Delaware limited liability company, is its managing member and provides the investment adviser with all personnel necessary to manage our day-to-day operations and provide the services under the Investment Advisory Agreement. The principal address of TICC Management and of BDC Partners is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2010) would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the distributions-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Investment Concentration

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. We continue to maintain our primary focus, however, on the technology industry, although we have the flexibility to invest outside this sector. See “Risk Factors—Risks Related to our Investments—Our portfolio may be concentrated in a limited number of portfolio companies.”

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser, TICC Management. The Proxy Voting Policies and Procedures of TICC Management are set forth below. The guidelines are reviewed periodically by TICC Management and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to TICC Management.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, TICC Management, LLC, 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830.

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

We are dependent upon TICC Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.

We depend on the diligence, skill and network of business contacts of the senior management of TICC Management. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the Chief Executive Officer of TICC Management, and Saul B. Rosenthal, the President and Chief Operating Officer of TICC Management. Neither Mr. Cohen nor Mr. Rosenthal will devote all of their business time to our operations, and both will have other demands on their time as a result of their other activities. Neither Mr. Cohen nor Mr. Rosenthal is subject to an employment contract. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective.

Our financial condition and results of operations will depend on our ability to manage our future growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria, and our ability to raise and retain debt and equity capital. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms.

We and TICC Management, through TICC Management’s managing member, BDC Partners, will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We also utilize the services of a third party valuation firm which prepares valuations for each of our bilateral portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1% of our total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our bilateral portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

We have reviewed the effect of adoption of Statement No. 157, Fair Value Measurements, on our financial position, including our net asset value and results of operations. We will adopt this statement on a prospective basis beginning in the quarter ending March 31, 2008. Adoption of this statement is not expected to have a material effect on our financial statements, including our net asset value. However, the actual impact on our financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit. See Note 2, “Summary of Significant Accounting Policies” from our Notes to the Financial Statements.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets. For example, during 2007 we experienced significant losses on three of our portfolio investments, including GenuTec Business Solutions, Inc. ($14.9 million), Falcon Communications, Inc. ($9.5 million) and Pulvermedia, Inc. ($10.6 million), each of which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could harm our financial condition and operating results.

Even in the event the value of your investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable.

The management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of our incentive fee is payable if our net investment income for a calendar quarter exceeds a designated “hurdle rate.” This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or “PIK” interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a subsequent default.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

As of December 31, 2007 we had $180 million available to us under a credit facility, of which we had borrowed approximately $136.5.million. As of January 31, 2008, our credit facility was reduced to $150 million. We currently have drawn approximately $141.5 million under our credit facility as of March 13, 2008. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC and Branch Banking and Trust Company, or BB&T, each serve as a lender under our credit facility.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, TICC Management, will be payable on our gross assets, including those assets acquired through the use of leverage, TICC Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TICC Management.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. This requirement of sustaining a 200% asset coverage ratio limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raised additional equity at a time when it may be disadvantageous to do so.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 21,563,717 shares are currently issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As of March 13, 2008, we had borrowed approximately $141.5 million under our credit facility. RBC serves as administrative agent under our credit facility, and RBC and BB&T each serve as a lender under our credit facility. Some of our investments in debt securities are at fixed rates and others at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

In the course of our investing activities, we pay management and incentive fees to TICC Management, and reimburse BDC Partners for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the management team of TICC Management has interests that differ from those of our stockholders, giving rise to a conflict.

TICC Management receives a quarterly incentive fee based, in part, on our “Pre-Incentive Fee Net Investment Income,” if any, for the immediately preceding calendar quarter. This incentive fee is subject to a quarterly hurdle rate before providing an incentive fee return to TICC Management. To the extent we or TICC Management are able to exert influence over our portfolio companies, the quarterly pre-incentive fee may provide TICC Management with an incentive to induce our portfolio companies to accelerate or defer interest or other obligations owed to us from one calendar quarter to another.

In addition, our executive officers and directors, and the executive officers of our investment adviser, TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Steven P. Novak, one of our independent directors, is the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser.

In addition, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer, and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. Our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2; provided, that in an instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to T2.

In those instances where purchases of syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) are determined to meet the investment criteria of both TICC and T2, those purchases will be allocated on a pro rata basis between TICC and T2 based on order size as determined collectively by each fund’s investment adviser. In instances where both TICC and T2 desire to sell the same position at the same time, sales will likewise be allocated on a pro rata basis based on order size. All such allocations shall only be made, however, to the extent consistent with current interpretations of law applicable to such investments. Further, to the extent pro rata allocations in accordance herewith would cause either TICC or T2 to violate any statutory, regulatory or pre-existing contractual provisions to which it is subject, then such allocations will be made on as near a pro rata basis as is practicable without violating such statutory, regulatory or pre-existing contractual provisions. In those instances where either T2 or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that opportunity shall be made available to the other entity.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. We continue to maintain our primary focus, however, on the technology industry, although we have the flexibility to invest outside this sector. As a result, a market downturn in the technology-related sector could materially adversely affect us.

The technology-related sector is subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

We invest in companies in the technology-related sector, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. Also, the technology-related market is generally characterized by abrupt business cycles and intense competition. Beginning in mid-2000, there was substantial excess capacity and a significant slowdown in many industries in the technology-related sector. In addition, this overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology-related companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in technology company valuations will be insubstantial or temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.

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

•

because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although TICC Management’s agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

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

Our incentive fee may induce TICC Management to make speculative investments.

The incentive fee payable by us to TICC Management may create an incentive for TICC Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to TICC Management is determined, which is calculated as a percentage of the return on invested capital, may encourage TICC Management to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TICC Management will receive the incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. During the second and third quarters of 2004, during the same periods of 2006, and during the third and fourth quarters of 2007 our shares of common stock traded at a discount to the net asset value attributable to those shares.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

	NAV(a)	Price Range
		High	Low
Fiscal 2007
Fourth quarter	$11.94	$14.90	$8.95
Third quarter	12.79	16.18	11.83
Second quarter	13.27	17.30	15.68
First quarter	13.60	17.50	15.51
Fiscal 2006
Fourth quarter	13.77	16.46	14.31
Third quarter	13.84	14.96	13.61
Second quarter	13.81	15.00	13.59
First quarter	13.75	15.63	14.54

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Nasdaq Global Select Market on March 13, 2008 was $8.65 per share. As of March 13, 2008, we had 164 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2006:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
March 11, 2008	March 21, 2008	March 31, 2008	$0.36

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	$0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			$1.44

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	$0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			$1.38

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

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

During the year ended December 31, 2007, we made distributions in excess of our earnings of approximately $0.02 per share. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2007, we issued a total of 420,393 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $5.7 million.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, for the period from November 21, 2003 through 2007. The graph assumes that, on November 21, 2003, the first day of trading in our stock, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The Nasdaq Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

Among TICC Capital Corp, NASDAQ Composite,

and NASDAQ Financial 100

(From November 21, 2003 Through December 31, 2007)

* $100 invested on 11/21/03 in stock or on 10/31/03 in index-including reinvestment of dividends. Fiscal year ending December 31, 2007.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2007, 2006, 2005 and 2004 and for the period from July 21, 2003 (inception) through December 31, 2003 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	July 21, 2003 through December 31, 2003
Total Investment Income	$43,841,813	$35,947,227	$21,800,537	$7,388,158	$114,282
Total Expenses	$16,648,194	$10,546,409	$7,415,415	$4,024,641	$692,107
Net Investment Income (Loss)	$27,193,619	$25,400,818	$14,385,122	$3,363,517	$(577,825)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(11,648,832)	$26,331,172	$16,304,137	$3,363,517	$(577,825)
Per Share Data:
Net Increase (Decrease) in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)	$1.32	$1.30	$1.07	$0.33	$(0.25)
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic and Diluted)	$(0.57)	$1.35	$1.21	$0.33	$(0.25)
Distributions Declared per Share	$1.44	$1.38	$1.01	$0.43	$0.00
Balance Sheet Data:
Total Assets	$396,390,153	$334,819,746	$270,107,818	$140,502,459	$138,324,878
Total Net Assets	$257,369,503	$271,335,345	$265,905,476	$139,261,537	$137,969,627
Other Data:
Number of Portfolio Companies at Period End	33	28	19	9	None
Principal Amount of Loan Originations	$188,000,000	$191,000,000	$159,500,000	$82,200,000	None
Principal Amount of Loan Repayments	$87,300,000	$76,600,000	$29,500,000	$1,480,000	None
Total Return (1)	(36.26)%	17.02%	7.47%	(0.71)%	3.67%
Weighted Average Yield on Debt Investments at Period End	11.3%	12.8%	10.9%	10.8%	N/A

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income by investing in non-public debt securities. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies. We may also invest in the publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code, beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, a registered investment adviser under the Advisers Act. TICC Management is owned by BDC Partners, its managing member, and Royce & Associates. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating

Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under the Investment Advisory Agreement, we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an Administration Agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

We currently concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. We focus on companies that create products or provide services requiring technology and on companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies. We continue to maintain our primary focus, however, on the technology industry, although we have the flexibility to invest outside this sector.

While the structure of our investments will vary, we invest primarily in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of December 31, 2007, our debt investments had stated interest rates of between 8.35% and 15.48% and maturity dates of between 7 and 83 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.3%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. We had PIK interest of approximately $0.5 million for the year ended December 31, 2007, compared to PIK interest of approximately $1.5 million for the year ended December 31, 2006.

We also borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, TICC Management, will be borne by our common stockholders.

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

During the year ended December 31, 2007, we closed approximately $187.9 million in portfolio investments, including additional investments of approximately $40.4 million in existing portfolio companies and approximately $147.5 million of investments in new portfolio companies. A total of $87.3 million of principal in debt investments was repaid by our existing portfolio companies during the year ended December 31, 2007.

We realized net losses on investments during the year ended December 31, 2007 in the amount of approximately $12.6 million.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized depreciation on investments of approximately $26.3 million for the year ended December 31, 2007, which consisted of a decrease in the fair value of our investments in the amount of approximately $45.5 million, which was partially offset by unrealized appreciation of approximately $19.2 million.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $385.4 million and $326.2 million at December 31, 2007 and December 31, 2006, respectively. The increase in investments during 2007 was primarily due to newly originated debt investments, partially offset by debt repayments and sales of equity investments. The increase is also due to additional investments in existing portfolio companies, accrual of payment-in-kind interest and changes in fair value. During 2007, we originated investments in 18 portfolio companies (12 of which were new portfolio companies and 6 of which were existing portfolio companies) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled approximately $187.9 million during the year ended December 31, 2007. During 2006, we originated investments in 17 portfolio companies. Our gross originations totaled $191.5 million (which included approximately $0.5 million of closing fees received in the form of warrants) during the year ended December 31, 2006.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2007 and December 31, 2006, we had $87.3 million and $76.6 million, respectively, of loan repayments. Portfolio activity also reflects sales of securities in the amounts of $4.7 million and $3.5 million for 2007 and 2006, respectively. During 2007, the most significant repayments on our investments were from StayOnline, Inc. ($14.7 million), The Endurance International Group, Inc. ($23.8 million), Network Solutions, LLC ($9.9 million), and Data Transmission Network Corporation ($5.0 million).

Also, in November 2007, our investment in senior secured notes issued by GenuTec Business Solutions, Inc. was restructured, whereby the cost value of the investment ($17.4 million) was redeemed in exchange for senior secured notes also issued by GenuTec Business Solutions, Inc. in the principal amount of $3.5 million and warrants to purchase convertible preferred stock originally valued at $1.5 million. The effect of this restructuring was the realization of a capital loss of $13.4 million on the original investment in GenuTec Business Solutions, Inc.

In addition to the realized loss on GenuTec Business Solutions, Inc., we also recorded an unrealized loss on senior unsecured notes in Falcon Communications, Inc. ($9.5 million) and on senior secured notes and warrants to purchase common stock issued by Pulvermedia, Inc. ($10.6 million) in 2007. See “—Portfolio Grading.”

For the year 2007, we also recorded unrealized depreciation on our debt investments in Group 329, LLC, term B notes ($2.4 million) and Power Tools, Inc. ($1.8 million), as well as unrealized losses associated with our equity investments in TrueYou.com, Inc. ($1.3 million), The Endurance International Group, Inc. ($424,000), and Fusionstorm, Inc. ($500,000), and net unrealized depreciation associated with several broadly syndicated loan investments ($2.5 million) based upon a review of the operating performance of these companies, as well as a consideration of other factors and conditions affecting these investments.

At December 31, 2006, we had investments in debt securities of, or loans to, 26 portfolio companies, with a fair value totaling approximately $315.8 million, and equity investments of approximately $10.4 million. The debt investments include approximately $6.2 million in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2007 and 2006 follows:

	December 31, 2007	December 31, 2006
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$326.2	$211.4
Portfolio Investments Acquired	187.9	191.5
Debt repayments	(87.3)	(76.6)
Sales of securities	(4.7)	(3.5)
Payment in Kind	0.5	1.6
Original Issue Discount	1.6	0.9
Net Unrealized (Depreciation) Appreciation	(26.3)	0.3
Net Realized (Losses) Gains	(12.5)	0.6

Ending Investment Portfolio	$385.4	$326.2

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2007 and 2006:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2007	$43.9	$17.2	$4.1
September 30, 2007	66.8	6.4	0.0
June 30, 2007	50.8	31.2	0.2
March 31, 2007	26.4	32.5	0.4

Total	187.9	87.3	4.7

December 31, 2006	$57.0	$25.1	$2.3
September 30, 2006	47.6	40.6	1.1
June 30, 2006	36.9	6.3	0.0
March 31, 2006	50.0	4.6	0.1

Total	191.5	76.6	3.5

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2007 and 2006:

	2007		2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$330.1	85.7%	$265.7	81.4%
Senior Unsecured Notes	32.5	8.4%	34.8	10.7%
Senior Subordinated Unsecured Notes	13.3	3.4%	14.1	4.3%
Subordinated Promissory Notes	0.0	0.0%	1.2	0.4%
Preferred Stock	0.0	0.0%	2.9	0.9%
Common Stock	6.0	1.6%	4.0	1.2%
Warrants	3.5	0.9%	3.5	1.1%

Total	$385.4	100.0%	$326.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$57.0	14.8%	$43.1	13.3%
Satellite communications	35.2	9.1%	35.4	10.8%
Digital imaging	34.1	8.8%	23.4	7.2%
IT consulting	27.5	7.1%	27.0	8.3%
IT value-added reseller	27.2	7.1%	29.4	9.0%
Advertising	24.7	6.4%	0.0	0.0%
Semiconductor capital equipment	23.6	6.1%	12.0	3.7%
Enterprise software	22.0	5.7%	3.5	1.1%
Geospatial imaging	17.2	4.5%	13.0	4.0%
Consumer electronics	17.0	4.4%	0.0	0.0%
Web-based services	15.0	3.9%	15.0	4.6%
Real estate	14.6	3.8%	0.0	0.0%
Digital media	14.4	3.7%	13.6	4.1%
Logistics technology	11.9	3.1%	17.4	5.3%
Virtual workforce services	10.6	2.8%	10.5	3.2%
Scaffold rental	10.0	2.6%	0.0	0.0%
Telecommunications services	10.0	2.6%	0.0	0.0%
Repackaging	9.5	2.5%	0.0	0.0%
Interactive voice messaging service	2.5	0.6%	14.9	4.6%
Education	1.4	0.4%	0.0	0.0%
Web hosting	0.0	0.0%	25.2	7.7%
Internet business services	0.0	0.0%	12.0	3.7%
Internet service provider	0.0	0.0%	14.7	4.5%
Domain name registration	0.0	0.0%	10.0	3.0%
Information services	0.0	0.0%	5.0	1.5%
Medical services	0.0	0.0%	1.1	0.4%

	$385.4	100.0%	$326.2	100%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. We may also invest in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances. We intend to continue to maintain a diverse portfolio; however, we have no policy with respect to the level of our diversification and we do not intend to operate as a “diversified company” within the meaning of the 1940 Act.

On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology-related companies.

We believe that we have a strong pipeline of potential transactions in various stages. We continue to work diligently toward the consummation of additional investments, and our management is actively involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these transactions will close. In addition, market factors may constrain our ability to raise additional debt or equity capital, which may limit our ability to make investments that otherwise meet our investment criteria.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2007 and 2006 our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2007 and 2006, our debt investment portfolio was graded as follows:

	Summary Description	December 31, 2007
Grade		Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Trending ahead of expectations	$47.5	12.6%
2	Full repayment of principal and interest is expected	227.0	60.4%
3	Requires closer monitoring, but full repayment of principal and interest is expected	97.9	26.1%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%
5	Some loss of principal is expected	3.5	0.9%

		$375.9	100.0%

	Summary Description	December 31, 2006
Grade		Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Trending ahead of expectations	$34.7	11.0%
2	Full repayment of principal and interest is expected	213.6	67.6%
3	Requires closer monitoring, but full repayment of principal and interest is expected	67.5	21.4%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%
5	Some loss of principal is expected	—	0.0%

		$315.8	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

In 2007, we experienced significant losses on three of our portfolio investments. We recorded a realized loss of $13.4 million on our original investment in senior secured notes of GenuTec Business Solutions, Inc., (“GenuTec”), as well as an unrealized loss of $1.5 million on convertible preferred stock. We recorded an unrealized loss of $9.5 million on senior unsecured notes in Falcon Communications, Inc. (“Falcon”). We also recorded a total unrealized loss of $10.6 million on senior secured notes and warrants to purchase common stock issued by Pulvermedia, Inc. (“Pulvermedia”). A discussion of these investments follows.

As of December 31, 2006, the original GenuTec notes were assigned a “Grade 3” rating, which indicated that closer monitoring was required, but full repayment of principal and interest was expected. Effective February 27, 2007, GenuTec completed a restructuring of its capital structure, whereby $5.15 million of its debt, including accrued interest, held by another institutional investor was converted to convertible preferred stock. As a result, we are the only remaining senior noteholder for GenuTec. In connection with this restructuring, we agreed to cancel our warrants to purchase common stock, to provide additional senior notes of up to $2.0 million, to reduce the interest rate on the senior secured notes to 10.46%, and to convert the cash interest payments to PIK for the next four quarters. As of March 31, 2007, we determined that our investment in GenuTec presented a risk of loss for some portion of the principal amount outstanding and downgraded our investment from a 3 to a 5 rating, and the PIK interest on the investment was placed on non-accrual status as of March 31, 2007.

As of April 23, 2007, the full amount of the additional senior notes had been drawn down. GenuTec also made changes in its management team and its board of directors. As of June 30, 2007, an unrealized loss of $9.9 million of the principal amount of the investment was recorded, based primarily on the company’s failure to make significant progress on improving its financial condition, including its inability to raise additional capital. Through September 30, 2007, GenuTec failed to meet revised revenue and cash flow estimates and, as a result, we recorded an additional write-down of approximately $4.0 million as of the end of the third quarter of 2007. On November 6, 2007 we converted $15.2 million of our senior secured notes (which includes PIK interest through the date of closing) of GenuTec, into newly issued shares of Series C convertible preferred stock. We will retain $3.5 million in principal amount of senior secured notes, which are non-interest bearing until November 2009, and thereafter bear interest at 10.0%. As a result of the latest restructuring, we recorded a realized loss of $13.4 million on our investment in the fourth quarter of 2007.

As of March 31, 2007, we determined that our investment in Falcon required closer monitoring and we downgraded the investment from a 2 to a 3 rating. We recorded a write-down of $1.5 million of the principal amount of our debt investment as of March 31, 2007. These changes reflected concerns regarding the stability of the company’s revenue stream given a deterioration in demand for its services. As of June 30, 2007, given a continued deterioration of the company’s revenue base, we recorded an additional write-down of $1.0 million on our debt investment in Falcon. Through September 30, 2007, the company failed to meet expected revenue and cash flow estimates and failed to obtain a significant government contract as was previously expected. As a result, we downgraded our investment in Falcon from a 3 to a 5 rating, and the cash interest on the investment was placed on non-accrual status as of September 30, 2007. Given the continued deterioration of the company’s financial condition and future prospects, we recorded an additional write-down of $7.0 million as of the end of the third quarter of 2007.

During the first quarter of 2008, Pulvermedia indicated that it was projecting a sudden and dramatic decline in projected revenues and earnings for the coming year. The company is an integrated media company providing market place access through a blend of trade shows, publications, web channels, and other media, and is dependent on several major tradeshows and exhibitions for its business. Largely as a result of consolidation in the telecommunications industry and competition from other providers, the company is projecting a substantial reduction in its business. In addition, the likelihood of a recession is also having a dramatic impact on the number of attendees at the company’s shows. The company is attempting to raise additional equity and exploring other strategic options. Based upon the review of the company’s financial projections and operating cashflow forecasts, we determined that the debt investment warranted a complete write-down, $10.3 million, and the warrants were written-off as well, in the amount of $300,000. The investment was assigned a credit rating of Grade 5, and was placed on non-accrual status as of December 31, 2007.

As noted above, we are monitoring these investments closely and expect TICC Management to devote additional resources to such efforts going forward.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2007, 2006 and 2005.

Comparison of the years ended December 31, 2007 and December 31, 2006

Investment Income

As of December 31, 2007, our debt investment had stated interest rates between 8.35% and 15.48% and maturity dates of between 7 and 83 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.3%, compared to 12.8% as of December 31, 2006.

Investment income for the year ended December 31, 2007, was approximately $43.8 million compared to approximately $35.9 million for the period ended December 31, 2006. The increase resulted primarily from our portfolio investing activities throughout 2007, as the principal amount of the debt investment portfolio increased from approximately $315.8 million to approximately $409.3 million. For the year ended December 31, 2007, investment income consisted of approximately $39.1 million from portfolio investments, approximately $0.7 million from cash and cash equivalents, approximately $0.5 million in PIK interest from two of our investments, and amortization of original issue discount of approximately $1.6 million.

For the year ended December 31, 2007, other income of approximately $2.0 million was recorded, consisting primarily of non-recurring origination fees earned in connection with the initiation of new investments, compared to approximately $3.7 million in 2006. This decrease primarily resulted from an increase in our investments in broadly syndicated loans, for which we typically do not receive origination fees.

Operating Expenses

Operating expenses for the year ended December 31, 2007, were approximately $16.6 million. This amount consisted primarily of investment advisory fees, compensation expenses, professional fees, interest expense, directors’ fees and general and administrative expenses. This was an increase of approximately $6.1 million from the period ended December 31, 2006, which was primarily attributable to an increase in interest expense of approximately $4.4 million which was directly related to amounts drawn during 2007 under our existing credit facility and an increase in investment advisory fees of approximately $1.2 million resulting from the increase in gross assets during the year ended December 31, 2007. Our operating expenses for the period ended December 31, 2006 were approximately $10.5 million.

The investment advisory fee for fiscal 2007 was approximately $7.5 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment income incentive fee of approximately $255,000. The investment advisory fee in 2006 was approximately $6.2 million, which consisted of the base fee as well as an income incentive fee of approximately $331,000.

Compensation expenses were approximately $898,000 for the year ended December 31, 2007, compared to approximately $712,000 for the period ending December 31, 2006, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, Controller, and other administrative support personnel. The increase of approximately $186,000 from 2006 reflects the impact of greater costs associated with an increase in base salaries and bonuses. At December 31, 2007 and 2006, respectively, no compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.0 million for the year ended December 31, 2007, compared to approximately $1.1 million for the year ended December 31, 2006. The decrease is directly attributable to lower fees associated with the number of quarterly independent valuation reviews by a third party valuation firm during 2007.

Interest expense for the year ended December 31, 2007, was approximately $6.3 million, compared to approximately $1.9 million for the year ended December 31, 2006. This increase of approximately $4.4 million was attributable to the higher level of borrowings under our credit facility throughout the year ended December 31, 2007.

General and administrative expenses, consisting primarily of bank fees, as well as office supplies, facilities costs and other expenses, were approximately $614,000 in 2007 compared to approximately $281,000 in 2006. The increase is primarily related to greater costs related to bank fees, listing fees and printing costs incurred during 2007. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement with BDC Partners.

Realized Losses on Investments

For the year ended December 31, 2007, we had net realized losses on investments of approximately $12.6 million resulting primarily from the realized loss of approximately $13.4 million associated with the restructured investment in senior secured notes issued by GenuTec Business Solutions, Inc., an existing portfolio investment. Under the terms of this restructuring, the cost value of the previously existing senior secured notes of approximately $13.4 million was written-off as a result of the restructuring. This realized loss was partially offset by realized gains of approximately $627,000 relating to the redemption of our investment in preferred and common stock issued by 3001, Inc. an existing portfolio investment, as well as realized gains of approximately $226,000 due to the repayment of the Endurance International Group, Inc. notes. For the year ended December 31, 2006, we had net realized gains on our investments of approximately $586,000.

Unrealized Depreciation on Investments

For the year ended December 31, 2007, we had net unrealized depreciation on our investments of approximately $26.3 million, primarily with respect to our debt investments in Falcon Communications, Inc. ($9.5 million), Pulvermedia, LLC ($10.3 million), Group 329, LLC, term B notes ($2.4 million) and Power Tools, Inc. ($1.8 million), unrealized losses associated with our equity investments primarily in TrueYou.com, Inc. ($1.3 million), The Endurance International Group, Inc. ($424,000), Fusionstorm, Inc. ($500,000) and Pulvermedia, LLC ($300,000) and net unrealized depreciation associated with several broadly syndicated loan investments ($2.5 million) based upon a review of the operating performance of these companies, as well as a consideration of other factors and conditions affecting these investments. These decreases were partially offset by unrealized appreciation primarily resulting from our equity investment in Ai Squared ($3.0 million) and Segovia, Inc. ($1.1 million). Net unrealized appreciation on our investments for the year ended December 31, 2006 was approximately $344,000. See “—Portfolio Grading” above.

Net Decrease in Net Assets from Operations

We had a net decrease in net assets resulting from operations of approximately $11.6 million for the year ended December 31, 2007, compared to a net increase in net assets of approximately $26.3 million in 2006.

Based on a weighted-average of 20,546,307 shares outstanding (basic and diluted), our net decrease in net assets from operations per common share for the year ended December 31, 2007, was approximately $0.57 for basic and diluted earnings, compared to an increase of $1.35 per share in 2006.

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

The investment advisory fee for fiscal 2006 was approximately $6.2 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment income incentive fee of approximately $331,000. The investment advisory fee in 2005 was approximately $4.3 million, which consisted of the base fee as well as an income incentive fee of approximately $148,000 and a capital gain incentive fee of approximately $299,000. At December 31, 2006 and 2005, respectively, approximately $2.0 million and approximately $1.5 million of investment advisory fees remained payable to TICC Management.

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

General and administrative expenses, consisting primarily of bank fees, as well as office supplies, facilities costs and other expenses, were approximately $281,000 in 2006 compared to approximately $368,000 in 2005. The decrease is primarily related to lower bank fees as well as decreased printing and listing costs incurred during 2006. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement with BDC Partners.

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

In December 2005, we raised $78.8 million, net of underwriting commission and expenses, in a follow-on stock offering, in which we sold 5,750,000 shares (including the underwriters’ over-allotment) at $14.50 per share. Net proceeds from the follow-on offering were used to repay the credit facility drawdowns, and provide additional funds for investment purposes.

On July 13, 2007, we closed a follow on public offering of our common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of our common stock. We raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility.

During the year ended December 31, 2007, cash and cash equivalents increased from approximately $5.2 million at the beginning of the period to approximately $7.9 million at the end of the period. Net cash used by operating activities for the year ended December 31, 2007, consisting primarily of the items described in “—Results of Operations,” was approximately $70.5 million, largely reflecting new investments of approximately $188.0 million partially offset by principal repayments of approximately $87.6 million and net investment income of $27.2 million. During the period, net cash provided by financing activities was approximately $73.3 million, reflecting a net increase in cash borrowed under our revolving credit facility ($78.0 million) and proceeds from the issuance of common stock ($22 million), partially offset by approximately $26.3 million for the payment of dividends.

During the year ended December 31, 2006, cash and cash equivalents decreased from approximately $55.8 million at the beginning of the period to approximately $5.2 million at the end of the period. Net cash used by operating activities for the year ended December 31, 2006, consisting primarily of the items described in “—Results of Operations,” was approximately $88.3 million, largely reflecting new investments of approximately $191.0 million partially offset by principal repayments of approximately $76.6 million and net investment income of $25.4 million. During the period, net cash provided by financing activities was approximately $37.6 million, reflecting a net increase in cash borrowed under our revolving credit facility of approximately $58.5 million, partially offset by approximately $20.9 million for the payment of dividends.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so. As of January 31, 2008, we amended our credit facility to extend the termination date to January 2009, to remove Commerzbank as a lender and to reduce our credit facility to $150 million. RBC and BB&T remain lenders under our facility with a commitment of $75,000,000 each. We currently have drawn approximately $141.5 million under this facility as of March 13, 2008; if we are unable to expand the credit facility or raise equity capital our ability to continue to grow the business will be substantially impacted.

Current Market Conditions

The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The debt capital that will be available to us may be at a higher cost, and terms and conditions may be less favorable which could negatively effect our financial performance and results.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of December 31, 2007.

	Payments Due By Year (dollars in millions)
	Total	2008	2009
Senior Secured Revolving Credit Facility (1)	$136.5	$—	$136.5

(1)	At December 31, 2007, approximately $13.5 million remained unused under our senior secured revolving credit facility. Our current credit facility, as amended, terminates in January 2009.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “—Overview”. We incurred approximately $7.5 million for investment advisory services and approximately $0.3 million for administrative services for the year ended December 31, 2007. As of December 31, 2007, we had issued outstanding commitments to purchase additional debt investments and/or warrants, contingent upon meeting agreed-upon financial milestones, to Empire Scaffold ($3.0 million) and Box Services, LLC ($1.4 million).

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At December 31, 2007, and 2006 we had outstanding borrowings of approximately $136.5 million and $58.5. We had no outstanding borrowings as of December 31, 2005 and December 31, 2004. We had no outstanding credit facility as of December 31, 2004. The following table shows the facility amounts and outstanding borrowings at December 31, 2007 and December 31, 2006:

	December 31, 2007 (dollars in thousands)		December 31, 2006 (dollars in thousands)
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Senior Secured Revolving Credit Facility	$180,000	$136,500	$100,000	$58,500

On May 18, 2005, we entered into an uncommitted $35 million senior secured revolving credit facility (the “Credit Facility”) with Bayerishe Hypo-Und Vereinsbank AG (“HVB”), as administrative agent and lender. On October 13, 2005, we entered into an agreement amending the Credit Facility to increase the Credit Facility from $35 million to $100 million through February 2006, with Royal Bank of Canada (“RBC”) as an additional lender under the amended Credit Facility. Effective February 16, 2006, we entered into an agreement pursuant to which RBC replaced HVB as administrative agent under our Credit Facility. Concurrent with its appointment, RBC agreed to make $40 million available under the Credit Facility.

On April 11, 2006, we entered into an amended and restated Credit Facility, with RBC as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. Under the amended and restated Credit Facility, the amount of our Credit Facility was increased to $100 million, with each lender providing $50 million under the facility. The Credit Facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. On May 7, 2007, the Credit Facility was amended to increase the amount available to $150 million. On June 27, 2007, the Credit Facility was further amended to increase the Credit Facility to $180 million and to add Commerzbank AG (“Commerzbank”) as an additional lender.

Pursuant to further amendment entered into on January 31, 2008, Commerzbank was removed as a lender and the Credit Facility was decreased to $150 million. As of March 13, 2008, we had approximately $141.5 million outstanding under the Credit Facility. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of January 29, 2009.

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

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

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

During the year ended December 31, 2007 we made distributions in excess of our earnings of approximately $0.02 per share. For tax purposes, distributions for 2007 were funded from undistributed net investment income and realized capital gains from 2006, as well as current net investment income and realized capital gains, and included a tax return of capital. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
March 11, 2008	March 21, 2008	March 31, 2008	$0.36

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	$0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(1)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(2)

Total Distributions:			$4.62	(3)

(1)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(2)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(3)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•

We have entered into an Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

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

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. Our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2; provided, that in instances involving bilateral investment opportunities where there is a significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to T2.

In those instances where purchases of syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) are determined to meet the investment criteria of both TICC and T2, those purchases will be allocated on a pro rata basis between TICC and T2 based on order size as determined collectively by each fund’s investment adviser. In instances where both TICC and T2 desire to sell the same position at the same time, sales will likewise be allocated on a pro rata basis based on order size. All such allocations shall only be made, however, to the extent consistent with current interpretations of law applicable to such investments. Further, to the extent pro rata allocations in accordance herewith would cause either TICC or T2 to violate any statutory, regulatory or pre-existing contractual provisions to which it is subject, then such allocations will be made on as near a pro rata basis as is practicable without violating such statutory, regulatory or pre-existing contractual provisions. In those instances where either T2 or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that opportunity shall be made available to the other entity.

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

Our process for determining the fair value of a bilateral investment begins with determining the enterprise value of the portfolio company. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The fair value of our investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

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

We will record unrealized depreciation on bilateral investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Our process for determining the fair value of broadly syndicated loans involves primarily reviewing the indicative quotes provided by the agent. In those instances where more than one quote is available we consider the average of the bid side of the quotes; where only one quote is available, we consider the bid side. In addition, TICC Management prepares an analysis of each broadly syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the company. This information is presented to the Valuation Committee to consider in its determination of fair value.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing our bilateral investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that are not publicly traded which, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TICC Management may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have reviewed the Standard against our current valuation policies to determine its impact on our financial statements. We will adopt this statement on a prospective basis beginning in the quarter ending March 31, 2008. Adoption of this statement is not expected to have a material effect on our financial statements, including our net asset value. However, the actual impact on our financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK interest is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the years ended December 31, 2007, 2006 and 2005, respectively, we had approximately $531,000, $1,545,000 and $3,798,000 in PIK interest.

In addition, we recorded original issue discount income of approximately $1,629,000, $914,000 and $395,000 for the years ended December 31, 2007, 2006 and 2005, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants.

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

Federal Income Taxes

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2007 and December 31, 2006 was approximately $411,018,017 and $325,660,997, respectively.

RECENT DEVELOPMENTS

We declared, on March 11, 2008, a cash dividend of $0.36 per share payable March 31, 2008 to holders of record on March 21, 2008.

As of January 31, 2008, we amended our existing revolving Credit Facility, extending the termination date from April 11, 2008 to January 29, 2009. RBC remains agent under the Facility and each of RBC and BB&T remain a lender with a commitment of $75,000,000, for a total commitment of $150,000,000; Commerzbank AG was removed as a lender. Under the terms of the amended Credit Facility, drawdowns will continue to bear interest on the same terms as the previous arrangement, which is generally 1.75% over LIBOR.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2007, two debt investment in our portfolio were at fixed rates, and the remaining thirty-three debt investments were at variable rates, representing approximately $17.9 million and $391.4 million in principal debt, respectively. At December 31, 2007, $370.3 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of December 31, 2007. We have also assumed no change in the amount of borrowings outstanding under our credit facility of approximately $136.5 million as of December 31, 2007. Under this analysis, net investment income would increase by approximately $2.3 million annually. If we had instead assumed a 1% decrease in the underlying five year Treasury note or LIBOR, net investment income would decrease correspondingly by approximately 2.3 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control—Integrated Framework issued by COSO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of TICC Capital Corp.:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets, cash flows, and financial highlights present fairly, in all material respects, the financial position of TICC Capital Corp. (“the Company”) at December 31, 2007 and December 31, 2006, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2007, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 61 of the 2007 Annual Report to Shareholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 14, 2008

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2007	December 31, 2006
ASSETS
Investments, at fair value (cost: $411,125,347 @ 12/31/07; $325,660,997 @ 12/31/06)
Non-affiliated/non-control investments ($389,288,207 @ 12/31/07; $303,409,875 @ 12/31/06)	$360,530,609	$303,933,738
Control investments (cost: $21,837,140 @ 12/31/07; $22,251,122 @ 12/31/06)	24,837,140	22,251,122

Total investments at fair value	385,367,749	326,184,860

Cash and cash equivalents	7,944,608	5,181,512
Interest receivable	2,876,424	3,216,305
Prepaid expenses and other assets	201,372	237,069

Total assets	$396,390,153	$334,819,746

LIABILITIES
Investment advisory fee payable to affiliate	$2,123,168	$1,995,517
Dividends payable	0	2,364,699
Accrued interest payable	310,312	458,507
Accrued expenses	87,170	165,678
Loans payable	136,500,000	58,500,000

Total liabilities	139,020,650	63,484,401

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 21,563,717 and 19,705,824 issued and outstanding, respectively	215,637	197,058
Capital in excess of par value	296,578,543	269,909,732
Net unrealized (depreciation) appreciation on investments	(25,757,598)	523,863
Accumulated net realized (losses) gains on investments	(13,389,509)	320,139
Distributions (in excess of) less than investment income	(277,570)	384,553

Total net assets	257,369,503	271,335,345

Total liabilities and net assets	$396,390,153	$334,819,746

Net asset value per common share	$11.94	$13.77

See Accompanying Notes.

(Continued on next page)

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11)	$14,358,127	$14,358,127	$14,358,127
		(11.00%, due Jan. 28, 2009)
TrueYou.com Inc.	medical services	preferred stock series E(9)		1,297,115	0

The Endurance International Group, Inc.	Web hosting	convertible preferred stock(9)		423,750	0

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000
TrenStar Inc.	logistics	senior secured notes(3)(5)(7)(11)	11,850,000	11,850,000	11,850,000
	technology	(10.25%, due Sept. 1, 2009)
		warrants to purchase convertible
		preferred stock(9)		0	0
3001, Inc.	geospatial	senior unsecured notes(5)(11)	17,200,000	17,200,000	17,200,000
	imaging	(10.35%, due Oct. 1, 2010)

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(7)(11)	23,000,000	22,890,021	22,890,021
		(10.96%, due Feb. 8, 2010)
		warrants to purchase common stock(9)		600,000	1,750,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	12,000,000	12,000,000	12,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(13)	10,500,000	10,500,000	1,000,000
		(10.00%, due March 31, 2011)
Arise Virtual Solutions, Inc.	virtual	senior secured notes(5)(6)(11)	10,500,000	10,400,280	10,400,280
(f/k/a “Willow CSN Incorporated”)	workforce	(11.60%, due June 30, 2010)
	services	warrants to purchase
		convertible preferred stock(9)		200,000	200,000
NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.00%, due August 16, 2010)
GenuTec Business Solutions, Inc.	interactive voice messaging	senior secured notes(3)(5)(6)(9)(13)	3,500,000	2,500,000	2,500,000
	services	(0.0%, due October 30, 2014)
		convertible preferred stock(9)		1,500,000	0
Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,324,926	14,324,926
		(14.23%, due September 23, 2010)
		warrants to purchase common stock		300,000	1,200,000
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.89%, due February 28, 2011)	10,750,000	10,705,086	10,705,086
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11) (12.39%, due February 28, 2012)	12,750,000	12,688,677	10,250,000
		warrants to purchase common stock(9)		90,000	0
American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(7)(11) (11.00%, due October 31, 2010)	23,600,000	23,600,000	23,600,000

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Power Tools, Inc.	software	senior secured notes(5)(6)(7)(11)	10,500,000	10,288,158	8,500,000
		(14.27%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	0
Iridium Satellite LLC	satellite communications	senior secured first lien tranche A notes(5)(6)(7)(11) (9.24%, due June 30, 2010)	4,603,240	4,587,671	4,614,748
		senior secured first lien tranche B notes(5)(6)(7)(11) (9.24%, due July 27, 2011)	2,926,256	2,884,568	2,933,572
		senior secured second lien notes (5)(6)(11) (13.24%, due July 27, 2012)	2,000,000	1,953,832	2,020,000
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(7)(11) (10.90%, due September 11, 2010)	20,750,000	18,837,140	18,837,140

		common stock(9)		3,000,000	6,000,000
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.48%, due October 2, 2011)	13,750,000	13,245,264	13,245,264
		warrants to purchase common stock(9)		725,000	225,000
Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,856,960	8,856,960
		(10.64%, due October 30, 2011)
		warrants to purchase Class A-1 units(9)		200,000	100,000
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11)	14,500,000	14,516,717	13,775,000
		(10.83%, due May 30, 2013)
AKQA, Inc.	advertising	senior secured notes(5)(7)(11)	24,812,500	24,812,500	24,750,469
		(9.58%, due March 20, 2013)
PrePak Systems, Inc.	repackaging	senior secured notes(4)(5)(7)(11)	9,500,000	9,500,000	9,500,000
		(10.50%, due April 10, 2012)
Box Services, LLC	digital imaging	senior secured notes(4)(5)(7)(11)	13,185,000	13,185,000	13,185,000
		(10.38%, due April 30, 2012)
Pulvermedia, LLC	media productions	senior secured notes(5)(7)(13)	10,560,000	10,304,695	0
		(11.50%, due June 27, 2012)
		warrants to purchase common stock(9)		300,000	0
Hyland Software, Inc.	enterprise software	second lien senior secured notes(5)(11)	8,000,000	8,000,000	7,920,000
		(11.43%, due July 31, 2014)
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(5)(11)	15,000,000	15,000,000	14,625,000
		(14.25%, due August 1, 2008)
Empire Scaffold, LLC	scaffold rental	senior secured term A notes(4)(5)(11)	6,500,000	6,500,000	6,500,000
		(8.91%, due August 17, 2012)
		senior secured term B notes(5)(11)	3,500,000	3,500,000	3,500,000
		(12.91%, due August 17, 2013)
Intergraph Corporation	enterprise software	second lien senior secured notes(5)(6)(11) (11.06%, due November 28, 2014)	14,300,000	14,176,474	14,049,750

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Integra Telecomm, Inc.	telecommunications software	first lien senior secured notes(5)(6)(11) (9.20%, due August 31, 2013)	4,987,500	4,797,248	4,925,156
		second lien senior secured notes(5)(6)(11) (11.96%, due February 28, 2014)	5,000,000	4,808,644	5,025,000
Educate, Inc.	education	second lien senior secured notes(5)(11) (10.50%, due June 14, 2014)	1,500,000	1,500,000	1,417,500
GXS Worldwide Inc.	software	first lien senior secured notes(5)(6)(11) (9.20%, due March 31, 2013)	14,962,500	14,746,362	14,663,250
Palm, Inc.	consumer electronics	first lien senior secured notes(5)(6)(11) (8.35%, due April 24, 2014)	19,950,000	17,998,132	16,957,500

Total Investments				$411,125,347	$385,367,749

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
(10)

As a percentage of net assets at December 31, 2007, investments at fair value are categorized as follows: senior secured notes (128.3%), senior unsecured notes (12.6%), senior subordinated unsecured notes (5.1%), common stock (2.3%), and warrants to purchase equity securities (1.4%).

(11)	Debt investment pledged as collateral under the Company's revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10.7 million).
(12)

Aggregate gross unrealized appreciation for federal income tax purposes is $5,643,843; aggregate gross unrealized depreciation for federal income tax purposes is $31,294,111 Net unrealized depreciation is $25,650,268 based upon a tax cost basis of $411,018,017.

(13)	Debt investment on non-accrual status at the relevant period end.

See Accompanying Notes.

(Continued on next page)

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2006

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11)	$13,608,127	$13,608,127	$13,608,127
		(11.00%, due Jan. 28, 2009)
TrueYou.com Inc.	medical services	subordinated promissory notes(3)	1,849,535	1,168,695	1,168,695
		(12.00%, due July 1, 2010)
The Endurance International Group, Inc.	Web hosting	senior secured notes(4)(5)(6)(11) (10.99%, due July 23, 2009)	24,000,000	23,741,320	23,741,320
		convertible preferred stock(9)		392,450	392,450
		warrants to purchase convertible
		preferred stock(9)		31,000	31,000
Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics	senior secured notes(3)(5)(11)	17,451,267	17,451,267	17,451,267
	technology	(10.72%, due Sept. 1, 2009)
		warrants to purchase convertible
		preferred stock(9)		0	0
3001, Inc.	geospatial	senior unsecured notes(5)(11)	10,000,000	10,000,000	10,000,000
	imaging	(11.00%, due Oct. 1, 2010)
		preferred stock(8)(9)		2,000,000	2,000,000
		common stock(8)(9)		1,000,000	1,000,000
Segovia, Inc.	satellite communications	senior secured notes(5)(6)(11)	16,750,000	16,588,018	16,588,018
		(12.96%, due Feb. 8, 2010)
		warrants to purchase common stock(9)		600,000	680,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	11,000,000	11,000,000	11,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
		convertible preferred stock(9)		476,000	476,000
		warrants to purchase convertible
		preferred stock(9)		24,000	24,000
CrystalTech Web Hosting, Inc.	Web hosting	senior secured notes(5)(7)(11)	1,000,000	1,000,000	1,000,000
		(13.00%, due March 28, 2008)
Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(11)	10,500,000	10,500,000	10,500,000
		(10.00%, due March 31, 2011)
Climax Group, Inc.	software	warrants to purchase common stock(9)		229,000	229,000

Willow CSN Incorporated	virtual	senior secured notes(5)(6)(11)	10,500,000	10,360,263	10,360,263
	workforce	(11.92%, due June 30, 2010)
	services	warrants to purchase
		convertible preferred stock(9)		200,000	125,000
NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.50%, due August 16, 2010)
StayOnline, Inc.	Internet service provider	senior secured notes(5)(6)(11)	15,000,000	14,734,329	14,734,329
	service provider	(11.50%, due September 2, 2010)
		convertible preferred stock(9)		360,588	0
GenuTec Business Solutions, Inc.	interactive	senior secured notes(5)(6)(11)	15,000,000	14,944,206	14,944,206
	messaging services	(12.20%, due September 16, 2010)
	services	warrants to purchase common stock(9)		91,337	0
Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,262,281	14,262,281
(f/k/a OPTIMUS GROUP)		(14.57%, due September 23, 2010)
		warrants to purchase common stock		300,000	1,200,000
Network Solutions, LLC	doain name registration	senior secured notes(5)(7)(11)	9,900,000	9,867,938	9,974,250
		(10.36%, due January 9, 2012)
Group 329, LLC	digital imaging	senior secured term A notes(5)(6)(11)	10,750,000	10,677,574	10,677,574

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2006

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
(d/b/a “The CAPS Group”)		(11.64%, due February 28, 2011)
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11)	12,750,000	12,672,976	12,672,976
		(12.14%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	0
Data Transmission Network Corporation	information services	senior secured notes(5)(11) (13.36%, due September 10, 2013)	5,000,000	5,000,000	5,000,000

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(11) (10.75%, due April 29, 2011)	12,000,000	12,000,000	12,000,000

Power Tools, Inc.	software	senior secured notes(5)(6)(11)	11,500,000	11,205,335	11,205,335
		(12.00%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	350,000
Attachmate Corporation	enterprise software	senior secured notes(5)(11)	3,500,000	3,500,000	3,526,250
		(12.11%, due December 30, 2012)
Iridium Satellite LLC	satellite communications	senior secured first lien notes (5)(6)(7)(11) (9.63%, due June 30, 2010)	2,724,488	2,699,025	2,717,680
		senior secured first lien tranche B notes(5)(6)(11) (9.63%, due July 27, 2011)	3,000,000	2,945,134	2,925,000
		senior secured second lien notes(5)(6)(11) (13.63%, due July 27, 2012)	2,000,000	1,943,883	1,980,000
Algorithmic Implementations, Inc.	software	senior secured notes(5)(6)(11)	22,000,000	19,251,122	19,251,122
(d/b/a “Ai Squared”)		(11.40%, due September 11, 2010)
		common stock(9)		3,000,000	3,000,000
NameMedia, Inc.	Internet business services	senior secured notes(5)(6)(11)	12,000,000	11,949,106	12,000,000
		(11.37%, due September 7, 2008)
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.50%, due October 2, 2011)	14,750,000	14,069,870	14,069,870
		warrants to purchase common stock(9)		725,000	725,000
Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,808,347	8,808,347
		(11.37%, due October 30, 2011)
		warrants to purchase Class A-1 units		200,000	200,000
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (11.36%, due May 30, 2013)	14,500,000	14,519,806	14,572,500

Total Investments				$325,660,997	$326,184,860

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

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

(12)

Aggregate gross unrealized capital appreciation for federal income tax purposes is $1,378,251; aggregate gross unrealized capital depreciation for federal income tax purposes is $747,058. Net unrealized capital appreciation is $631,193 based upon a tax cost basis of $325,553,667.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income—debt investments	$37,913,611	$30,490,365	$17,162,052
Interest income—cash and cash equivalents	655,859	682,760	1,022,852
Other income	1,956,141	3,342,713	3,615,633

Total investment income from non-affiliated/non-control investments	40,525,611	34,515,838	21,800,537

From control investments:
Interest income—debt investments	3,316,202	1,031,389	0
Other income	0	400,000	0

Total investment income from control investments	3,316,202	1,431,389	0

Total investment income	43,841,813	35,947,227	21,800,537

EXPENSES
Compensation expense	897,740	712,301	724,784
Investment advisory fees	7,461,735	6,240,055	4,345,637
Professional fees	1,010,140	1,059,918	1,102,255
Interest expense	6,313,859	1,896,903	546,516
Insurance	79,858	82,155	98,860
Directors’ fees	165,250	168,750	135,000
Transfer agent and custodian fees	105,785	105,776	93,906
General and administrative	613,827	280,551	368,457

Total expenses	16,648,194	10,546,409	7,415,415

Net investment income	27,193,619	25,400,818	14,385,122

Net change in unrealized appreciation or depreciation on investments	(26,281,461)	343,863	180,000

Net realized (losses) gains on investments	(12,560,990)	586,491	1,739,015

Net (decrease) increase in net assets resulting from operations	$(11,648,832)	$26,331,172	$16,304,137

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$1.32	$1.30	$1.07
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.57)	$1.35	$1.21
Weighted average shares of common stock outstanding:
Basic and diluted	20,546,307	19,491,588	13,459,343

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Increase in net assets from operations:
Net investment income	$27,193,619	$25,400,818	$14,385,122
Net realized (losses) gains on investments	(12,560,990)	586,491	1,739,015
Net change in unrealized appreciation or depreciation on investments	(26,281,461)	343,863	180,000

Net (decrease) increase in net assets resulting from operations	(11,648,832)	26,331,172	16,304,137

Dividends from net investment income	(27,855,763)	(24,924,306)	(14,226,738)
Distributions from net realized capital gains	(1,148,636)	(2,005,367)	0
Tax return of capital distributions	(639,411)	0	0

Distributions to shareholders	(29,643,810)	(26,929,673)	(14,226,738)

Capital share transactions:
Issuance of common stock (net of offering costs of $558,729 and $6,780,721, respectively)	21,578,771	—	120,303,957
Reinvestment of dividends	5,748,027	6,028,370	4,262,583

Net increase in net assets from capital share transactions	27,326,798	6,028,370	124,566,540

Total (decrease) increase in net assets:	(13,965,842)	5,429,869	126,643,939
Net assets at beginning of period	271,335,345	265,905,476	139,261,537

Net assets at end of period (including (over) distributed and undistributed net investment income of $(277,570), $384,553 and $(91,959), respectively)	$257,369,503	$271,335,345	$265,905,476

Capital share activity:
Shares sold	1,437,500	0	8,865,666
Shares issued from reinvestment of dividends	420,393	401,423	280,887

Net increase in capital share activity	1,857,893	401,423	9,146,553

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(11,648,832)	$26,331,172	$16,304,137
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(187,997,425)	(191,020,300)	(159,503,358)
Repayments of principal	87,613,809	76,595,512	29,500,000
Proceeds from the sale of investments	4,518,697	4,272,000	6,068,202
Increase in investments due to PIK	(531,144)	(1,545,104)	(3,797,778)
Increase in non-cash fee income	—	(470,838)	—
Net realized loss (gain) on investments	12,560,990	(586,491)	(1,739,015)
Net change in unrealized appreciation or depreciation on investments	26,281,461	(343,863)	(180,000)
Decrease (increase) in interest receivable	339,881	(1,190,374)	(1,528,962)
Increase (decrease) in prepaid expenses and other assets	35,697	(138,454)	464,747
Amortization of discounts	(1,629,275)	(914,088)	(395,009)
Increase in investment advisory fee payable	127,651	496,704	801,791
(Decrease) increase in accrued interest payable	(148,195)	458,507	0
Decrease in accrued expenses	(78,508)	(221,323)	(156,899)

Net cash used by operating activities	(70,555,193)	(88,276,940)	(114,162,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	22,137,500	0	122,915,928
Offering expenses from the issuance of common stock	(558,729)	0	(2,611,971)
Amounts borrowed under revolving credit facility	156,500,000	83,500,000	0
Amounts paid back under revolving credit facility	(78,500,000)	(25,000,000)	0
Distributions paid	(26,260,482)	(20,853,132)	(7,647,627)

Net cash provided by financing activities	73,318,289	37,646,868	112,656,330

Net increase (decrease) in cash and cash equivalents	2,763,096	(50,630,072)	(1,505,814)

Cash and cash equivalents, beginning of period	5,181,512	55,811,584	57,317,398

Cash and cash equivalents, end of period	$7,944,608	$5,181,512	$55,811,584

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$5,748,027	$6,028,370	$4,262,583

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$6,462,054	$1,419,559	$546,516

Non-cash debt investment transaction in GenuTec	$2,500,000	$—	$—

Non-cash equity investment transaction in GenuTec	$1,500,000	$—	$—

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1. ORGANIZATION

TICC Capital Corp. (“TICC” or “the Company”) was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC’s investment activities are managed by TICC Management, LLC, (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC (“BDC Partners”) is the managing member of TICC Management and serves as the administrator of TICC.

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

INVESTMENT VALUATION

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. The Company is required to specifically value each individual investment on a quarterly basis.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s process for determining the fair value of a bilateral investment begins with determining the enterprise value of the portfolio company. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The fair value of the Company’s investment is based on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby the Company exits a private investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company analyzes its historical and projected financial results, as well as the nature and value of any collateral. The Company also uses industry valuation benchmarks and public market comparables. The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process. The Company generally requires portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

If there is adequate enterprise value to support the repayment of the Company’s debt, the fair value of its loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

The Company will record unrealized depreciation on bilateral investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. The Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and the Company’s equity security has also appreciated in value. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

The Company’s process for determining the fair value of broadly syndicated loans involves primarily reviewing the indicative quotes provided by the large agent banks that make a market in each security. In those instances where more than one quote is available we consider the average of the quotes, utilizing the bid side of the quote; where only one quote is available, the Company considers the bid side. In addition. TICC Management prepares an analysis of each broadly syndicated loan. including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the company. This information is presented to the Valuation Committee to consider in its determination of fair value.

The Company’s Board of Directors determines the value of the Company’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing our bilateral investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that are not publicly traded which, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TICC Management may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has reviewed the Standard against its current valuation policies to determine its impact on the financial statements. The Company will adopt this statement on a prospective basis beginning in the quarter ending March 31, 2008. Adoption of this statement is not expected to have a material effect on the Company’s financial statements, including its net asset value. However, the actual impact on the Company’s financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments the Company originates, acquires or exits.

OTHER ASSETS

Other assets consists of prepaid expenses associated with credit facility fees and insurance costs.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a payment-in-kind (“PIK”) provision. The PIK interest is added to the principal balance of the investment and is recorded as interest income. To maintain its status as a RIC, this income must be included in the determination of amounts payable to stockholders in the form of dividends, even though the Company has not collected any cash. For the years ended December 31, 2007, 2006 and 2005, respectively, the Company had approximately $531,000, $1,545,000 and $3,798,000 in PIK interest.

In addition, the Company recorded original issue discount income of approximately $1,629,000, $914,000 and $395,000, respectively, for the years ended December 31, 2007, 2006 and 2005, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants.

TICC CAPITAL CORP.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2007 and December 31, 2006 was approximately $411,018,017 and $325,553,667, respectively.

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2007 and December 31, 2006, respectively, cash and cash equivalents consisted of:

	December 31, 2007	December 31, 2006
Eurodollar Time Deposit (due 1/2/08 and 1/2/07)	$7,944,608	$5,181,512
U.S. Treasury Bill	—	—

Total Cash Equivalents	7,944,608	5,181,512
Cash	—	—

Cash and Cash Equivalents	$7,944,608	$5,181,512

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Numerator for basic and diluted income per share -net increase in net investment income	$27,193,619	$25,400,818	$14,385,122

Numerator for basic and diluted income per share -net increase in net assets resulting from operations	$(11,648,832)	$26,331,172	$16,304,137

Denominator for basic and diluted income per share -weighted average shares	20,546,307	19,491,588	13,459,343

Basic and diluted net investment income per common share	$1.32	$1.30	$1.07

Basic and diluted net increase in net assets resulting from operations per common share	$(0.57)	$1.35	$1.21

NOTE 5. RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. The Base Fee is calculated at an annual rate of 2.00%. For services rendered under the Investment Advisory Agreement during the period commencing from the closing of the Company’s initial public share offering through and including March 31, 2004, the Base Fee was payable monthly in arrears, and was calculated based on the initial value of TICC’s net assets upon closing of the stock offering. For services rendered under the Investment Advisory Agreement after March 31, 2004, the Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one- fourth of an annual “hurdle rate.”

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2007 calendar year was 9.7%, and for the 2006 calendar year and 2005 calendar year was 9.35% and 8.63%, respectively. The current hurdle rate for the 2008 calendar year, calculated as of December 31, 2007, is 8.45%.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consist of the Company’s realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year; provided, that the capital gains portion of the incentive fee determined as of December 31, 2004 was calculated for a period of longer than twelve months to take into account any Incentive Fee Capital Gains for the period from inception through December 31, 2003.

For the year ended December 31, 2005 incentive fees of approximately $148,000 and capital gains incentive fees of approximately $300,000 were earned. For the year ended December 31, 2006 incentive fees of approximately $331,000 were earned; there were no capital gains incentive fees earned for 2006. For the year ended December 31, 2007 incentive fees of approximately $255,000 were earned; there were no capital gains incentive fees earned for 2007.

TICC has also entered into an Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. For providing these services, facilities and personnel, TICC reimburses BDC Partners for TICC’s allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including rent.

The Company’s investment activities are managed by its investment adviser, TICC Management, pursuant to the investment advisory agreement described above. TICC Management is owned by BDC Partners, its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan Cohen, our Chief Executive Officer, and Saul Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the President of Royce & Associates. For the periods ended December 31, 2007, 2006 and 2005, respectively, TICC incurred investment advisory fees of $7,461,735, $6,240,055 and $4,345,637 in accordance with the terms of the Investment Advisory Agreement, and incurred $897,740, $712,301 and $724,784 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition,

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

TICC incurred $74,392, $61,382 and $53,840 for facility costs allocated under the agreement for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, respectively, $2,123,168, $1,995,517 and $1,498,813 of investment advisory fees remained payable to TICC Management, and $0, $0 and $0 of compensation expenses remained payable to BDC Partners.

NOTE 6. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2007, 2006 and 2005, respectively, TICC earned approximately $1.9 million, $3.7 million and $3.6 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2007, 2006 and 2005, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

As of December 31, 2007, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of approximately $4.4 million are outstanding to Empire Scaffold, LLC ($3.0 million) and Box Services, LLC ($1.4 million).

NOTE 8. REVOLVING CREDIT AGREEMENT

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

Effective January 31, 2008, the Company amended its revolving credit facility (the “Facility”), extending the termination date from April 11, 2008 to January 29, 2009. Royal Bank of Canada (“RBC”) remains agent under the Facility and each of RBC and Branch Banking & Trust Company remain a lender with a commitment of $75,000,000, for a total commitment of $150,000,000 (which is a reduction from $180,000,000 as a result of the removal of Commerzbank AG as a lender). Under the terms of the amended Facility, drawdowns will continue to bear interest on the same terms as the previous arrangement, which is generally 1.75% over LIBOR.

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

The Company had outstanding borrowings of $136.5 million under the facility as of December 31, 2007 and related accrued interest payable of approximately $0.3 million; the Company had outstanding borrowings of

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

approximately $58.5 million and related accrued interest payable of approximately $0.4 million as of December 31, 2006.

NOTE 9. SUBSEQUENT EVENTS

The Company declared, on March 11, 2008, a cash dividend of $0.36 per share payable March 31, 2008 to holders of record on March 21, 2008.

Effective January 31, 2008, the Company amended its revolving credit facility (the “Facility”), extending the termination date from April 11, 2008 to January 29, 2009. Royal Bank of Canada (“RBC”) remains agent under the Facility and each of RBC and Branch Banking & Trust Company remain a lender with a commitment of $75,000,000, for a total commitment of $150,000,000 (which is a reduction from $180,000,000 as a result of the removal of Commerzbank AG as a lender). Under the terms of the amended Facility, drawdowns will continue to bear interest on the same terms as the previous arrangement, which is generally 1.75% over LIBOR.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 10. FINANCIAL HIGHLIGHTS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period from July 21, 2003 (Inception) through December 31, 2003
Per Share Data
Net asset value at beginning of period	$13.77	$13.77	$13.71	$13.80	$15.00

Net investment income (loss)(1)	1.32	1.30	1.07	0.33	(0.06)
Net realized and unrealized capital gains (losses)(2)	(1.79)	0.05	0.14	0.01	0.00
Effect of shares issued, net of offering expenses	0.08	0.03	(0.14)	0.00	(1.14)

Total from investment operations	(0.39)	1.38	1.07	0.34	(1.20)

Dividends from net investment income	(1.37)	(1.28)	(1.01)	(0.33)	(0.00)
Distributions from net realized capital gains	(0.05)	(0.10)	(0.00)	(0.00)	(0.00)
Tax return of capital distributions	(0.02)	(0.00)	(0.00)	(0.10)	(0.00)

Total distributions(3)	(1.44)	(1.38)	(1.01)	(0.43)	(0.00)

Net asset value at end of period	$11.94	$13.77	$13.77	$13.71	$13.80

Per share market value at beginning of period	$16.14	$15.10	$15.01	$15.55	$15.00
Per share market value at end of period	$9.23	$16.14	$15.10	$15.01	$15.55
Total return(4)	(36.26)%	17.02%	7.47%	(0.71%)	3.67%
Shares outstanding at end of period	21,563,717	19,705,824	19,304,401	10,157,848	10,000,100

Ratios/Supplemental Data
Net assets at end of period (000’s)	$257,370	$271,335	$265,905	$139,262	$137,970
Average net assets (000’s)	$277,994	$270,309	$184,715	$137,568	$28,703
Ratio of expenses to average net assets	5.99%	3.90%	4.00%	2.90%	2.40%
Ratio of expenses, excluding interest expense, to average net assets	3.72%	3.20%	3.72%	2.90%	2.40%
Ratio of net investment income to average net assets	9.78%	9.40%	7.80%	2.40%	(2.00%)

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)

Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of realized and unrealized capital gains (losses).

(3)

For tax purposes, distributions for 2007 were funded from undistributed net investment income and realized capital gains from 2006, as well as current net investment income and realized capital gains, and included a tax return of capital. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the year ending December 31, 2007 approximately $0.02 per share of the Company’s distributions were characterized as a tax return of capital to the Company’s stockholders. In addition, for the year ending December 31, 2004, approximately $0.10 per share of the Company’s distributions were characterized as a tax return of capital to the Company’s stockholders.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
March 11, 2008	March 21, 2008	March 31, 2008	$0.36

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	$0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	September 9, 2006	September 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	September 10, 2005	September 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	September 10, 2004	September 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10
Total (2004)			0.43

Total Distributions:			$4.62

The tax character of distributions declared and paid in 2007 represented $27,948,759 from ordinary income, $1,055,640 from long-term capital gains, and $639,411 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no affect on net asset value per share. For the year 2007, $639,411 was reclassified from “Distributions (in excess of) less than investment income” to “Capital in excess of par value” due to tax return of capital.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$0
Distributable long-term capital gains	0
Unrealized depreciation on investments	(25,650,268)

The tax character of distributions declared and paid in 2006 represented $25,909,613 from ordinary income, including $669,769 of qualified dividend income (unaudited), $1,020,060 from long-term capital gains, and $0 from tax return of capital.

As of December 31, 2006, the components of accumulated earnings on a tax basis were as follows:

Distributable ordinary income	$406,005
Distributable long-term capital gains	301,972
Unrealized appreciation on investments	631,139

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

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2007
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$12,251,570	$11,022,714	$10,670,669	$9,896,860
Net Investment Income	6,887,545	6,720,933	6,956,988	6,628,153
Net Increase in Net Assets resulting from Operations	(10,312,004)	(5,167,810)	371,497	3,459,485
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.31	$0.32	$0.35	$0.34
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic and diluted	$(0.53)	$(0.24)	$0.02	$0.18

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$11,482,632	$8,792,004	$8,464,101	$7,208,490
Net Investment Income	7,668,602	6,141,483	6,275,648	5,315,085
Net Increase in Net Assets resulting from Operations	7,444,050	6,759,589	6,864,696	5,262,837
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.40	$0.31	$0.32	$0.27
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted	$0.38	$0.35	$0.35	$0.27

	Year Ended December 31, 2005
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$6,352,666	$6,499,053	$4,718,989	$4,229,829
Net Investment Income	3,808,654	4,480,506	3,290,552	2,805,410
Net Increase in Net Assets resulting from Operations	5,488,669	4,719,506	3,290,552	2,805,410
Net Increase in Net Assets resulting from Net Investment Income per common share, basic and diluted	$0.26	$0.33	$0.25	$0.23
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted	$0.37	$0.35	$0.25	$0.23

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation establishes for all entities, including pass-through entities such as the Company, a minimum threshold for financial statement recognition of the benefit of positions taken in filing tax returns (including whether an entity is taxable in a particular jurisdiction), and requires certain expanded tax disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006, and is to be applied to all open tax years as of the date of effectiveness. Management has evaluated the application of the Interpretation to the Company, and has determined that it does not have any effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Adoption of SFAS 157 requires the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has reviewed the Standard against its current valuation policies to determine its impact on the financial statements. We will adopt this statement on a prospective basis beginning in the quarter ending March 31, 2008. Adoption of this statement is not expected to have a material effect on our financial statements, including our net asset value. However, the actual impact on our financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2007.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 62 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

10.6	First Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed May 9, 2007).

10.7	Second Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed June 28, 2007).

10.8	Third Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed February 5, 2008).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

TICC CAPITAL CORP.

Date: March 14, 2008	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 14, 2008	/s/ CHARLES M. ROYCE
Charles M. Royce Chairman of the Board of Directors

Date: March 14, 2008	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 14, 2008	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

Date: March 14, 2008	/s/ STEVEN P. NOVAK
Steven P. Novak Director

Date: March 14, 2008	/s/ G. PETER O’BRIEN
G. Peter O’Brien Director

Date: March 14, 2008	/s/ TONIA L. PANKOPF
Tonia L. Pankopf Director