Form 10-Q
period 2008-03-31
TICC Capital Corp.
filed 2008-05-08
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 7, 2008 was 21,696,133.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments, at fair value (cost: $409,492,206 @ 3/31/08; $411,125,347 @ 12/31/07)
Non-affiliated/non-control investments ($387,953,220 @ 3/31/08; $389,288,207 @ 12/31/07)	$335,085,212	$360,530,609
Control investments (cost: $21,538,986 @ 3/31/08; $21,837,140 @ 12/31/07)	26,250,000	24,837,140

Total investments at fair value	361,335,212	385,367,749

Cash and cash equivalents	14,132,094	7,944,608
Interest receivable	2,530,836	2,876,424
Prepaid expenses and other assets	460,919	201,372

Total assets	$378,459,061	$396,390,153

LIABILITIES
Investment advisory fee payable to affiliate	$ 2,179,856	$ 2,123,168
Accrued interest payable	224,740	310,312
Accrued expenses	281,356	87,170
Loans payable	141,333,334	136,500,000

Total liabilities	144,019,286	139,020,650

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 21,696,133 and 21,563,717 issued and outstanding, respectively	216,961	215,637
Capital in excess of par value	297,572,989	296,578,543
Net unrealized depreciation on investments	(48,156,994)	(25,757,598)
Accumulated net realized losses on investments	(13,423,328)	(13,389,509)
Distributions in excess of investment income	(1,769,853)	(277,570)

Total net assets	234,439,775	257,369,503

Total liabilities and net assets	$378,459,061	$396,390,153

Net asset value per common share	$10.81	$11.94

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11) (11.00%, due January 28, 2009)	$14,358,128	$14,358,128	$14,070,963

TrueYou.com Inc.	medical services	preferred stock series E(9)		1,297,115	0

The Endurance International Group, Inc.	web hosting	convertible preferred stock(9)		423,750	0

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.35%, due October 1, 2010)	17,200,000	17,200,000	16,168,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(7)(11) (9.32%, due February 8, 2010)	22,500,000	22,403,050	22,275,000
		warrants to purchase common stock(9)		600,000	2,000,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(5)(11) (11.58%, due March 23, 2010)	12,000,000	12,000,000	8,400,000
		warrants to purchase common stock(9)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(8)(9) (10.96%, due March 31, 2011)	10,500,000	10,500,000	1,000,000

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(5)(6)(11) (11.60%, due June 30, 2010) warrants to purchase convertible preferred stock(9)	10,500,000	10,410,308	10,500,000
				200,000	250,000

NetQuote, Inc.	web-based services	senior secured notes(5)(11) (10.50%, due May 1, 2011)	25,500,000	25,500,000	25,117,500

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(5)(6)(8)(9) (0.0%, due October 30, 2014)	3,500,000	2,575,957	2,575,957
		convertible preferred stock(9)		1,500,000	0

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11) (14.23%, due September 23, 2010)	14,500,000	14,340,671	14,500,000
		warrants to purchase common stock(9)		300,000	1,750,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.89%, due February 28, 2011)	10,280,773	10,242,457	8,995,676
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11)	12,750,000	12,692,607	4,462,500
		(12.39%, due February 28, 2012)
		warrants to purchase common stock(9)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(7)(11) (11.00%, due October 31, 2010)	22,750,000	22,750,000	21,498,750

Power Tools, Inc.	software	senior secured notes(5)(6)(7)(11)	10,437,500	10,236,428	8,500,000
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(9)		350,000	0

Iridium Satellite LLC	satellite communications	senior secured first lien tranche A notes (5)(6)(7)(11) (7.51%, due June 30, 2010)	4,603,240	4,589,845	4,511,175
		senior secured first lien tranche B notes(5)(6)(7)(11) (7.51%, due July 27, 2011)	926,254	913,526	907,732
		senior secured second lien notes (5)(6)(11) (11.51%, due July 27, 2012)	2,000,000	1,956,327	1,980,000

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(7)(11) (10.90%, due September 11, 2010)	20,250,000	18,538,986	20,250,000
		common stock(9)		3,000,000	6,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7)	13,500,000	13,037,359	11,981,250
		(15.48%, due October 2, 2011)
		warrants to purchase common stock(9)		725,000	225,000

Punch Software LLC	software	senior secured notes(5)(6)(11)	8,000,000	7,869,152	7,400,000
		(11.64%, due October 30, 2011)
		warrants to purchase Class A-1 units(9)		200,000	100,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (8.70%, due May 30, 2013)	14,500,000	14,515,947	13,340,000

AKQA, Inc.	advertising	senior secured notes(5)(7)(11)	24,750,000	24,750,000	24,007,500
		(9.58%, due March 20, 2013)

PrePak Systems, Inc.	repackaging	senior secured notes(5)(7)(11)	9,500,000	9,500,000	9,310,000
		(9.32%, due April 10, 2012)

Box Services, LLC	digital imaging	senior secured notes(5)(7)(11)	13,066,579	13,066,579	11,890,587
		(8.31%, due April 30, 2012)

Pulvermedia, LLC	media productions	senior secured notes(5)(7)(8)(9)	10,560,000	8,610,730	0
		(11.57%, due June 27, 2012)
		warrants to purchase common stock(9)		300,000	0

Hyland Software, Inc.	enterprise software	second lien senior secured notes(5)(6)(11)	11,000,000	10,912,315	10,120,000
		(9.66%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(5)(11)	15,000,000	15,000,000	13,500,000
		(12.08%, due August 1, 2008)

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Empire Scaffold, LLC	scaffold rental	senior secured term A notes(5)(11)	6,500,000	6,500,000	6,467,500
		(8.91%, due August 17, 2012)
		senior secured term B notes(4)(5)(11)	4,500,000	4,500,000	4,455,000
		(12.91%, due August 17, 2013)

Intergraph Corporation	enterprise software	second lien senior secured notes(5)(6)(11)	14,300,000	14,180,918	12,584,000
		(9.09%, due November 28, 2014)

Integra Telecomm, Inc.	telecommunications software	first lien senior secured notes(5)(6)(7)(11)	7,967,481	7,667,201	7,290,246
		(7.21%, due August 31, 2013)
		second lien senior secured notes(5)(6)(11)	5,000,000	4,816,329	4,450,000
		(10.24%, due February 28, 2014)

Educate, Inc.	education	second lien senior secured notes(5)(11)	1,500,000	1,500,000	1,200,000
		(7.95%, due June 14, 2014)

GXS Worldwide Inc.	software	first lien senior secured notes (5)(6)(7)(11)	14,925,000	14,719,285	13,357,876
		(7.93%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes (5)(6)(7)(11)	19,900,000	18,029,236	13,930,000
		(6.21%, due April 24, 2014)

Total Investments				$409,492,206	$361,335,212

(1)	Other than Algorithmic Implementation, Inc. (d/b/a AiSquared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Debt investment on non-accrual status at the relevant period end.
(9)	Non-income producing at the relevant period end.
(10)	As a percentage of net assets at March 31, 2008, investments at fair value are categorized as follows: senior secured notes (131.1%), senior unsecured notes (13.5%), senior subordinated unsecured notes (5.1%), common stock (2.6%), and warrants to purchase equity securities (1.8%).
(11)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10.7 million) and NetQuote, Inc. ($25.0 million).
(12)	Aggregate gross unrealized appreciation for federal income tax purposes is $7,991,038; aggregate gross unrealized depreciation for federal income tax purposes is $56,040,702. Net unrealized depreciation is $48,049,664 based upon a tax cost basis of $409,384,876.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11)	$14,358,127	$14,358,127	$14,358,127
		(11.00%, due January 28, 2009)

TrueYou.com Inc.	medical services	preferred stock series E(9)		1,297,115	0

The Endurance International Group, Inc.	web hosting	convertible preferred stock(9)		423,750	0

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000
TrenStar Inc.	logistics	senior secured notes(3)(5)(7)(11)	11,850,000	11,850,000	11,850,000
	technology	(10.25%, due September 1, 2009)
		warrants to purchase convertible
		preferred stock(9)		0	0

3001, Inc.	geospatial	senior unsecured notes(5)(11)	17,200,000	17,200,000	17,200,000
	imaging	(10.35%, due October 1, 2010)

Segovia, Inc.	satellite	senior secured notes(5)(6)(7)(11)	23,000,000	22,890,021	22,890,021
	communications	(10.96%, due February 8, 2010)
		warrants to purchase common stock(9)		600,000	1,750,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11)	12,000,000	12,000,000	12,000,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(9)		0	0
Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(13) (10.00%, due March 31, 2011)	10,500,000	10,500,000	1,000,000

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(5)(6)(11)	10,500,000	10,400,280	10,400,280
		(11.60%, due June 30, 2010)
		warrants to purchase
		convertible preferred stock(9)		200,000	200,000
NetQuote, Inc.	web-based services	senior secured notes(5)(11)	15,000,000	15,000,000	15,000,000
		(14.00%, due August 16, 2010)

GenuTec Business Solutions, Inc.	interactive voice	senior secured notes(3)(5)(6)(9)(13)	3,500,000	2,500,000	2,500,000
	messaging services	(0.0%, due October 30, 2014)
		convertible preferred stock(9)		1,500,000	0

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11)	14,500,000	14,324,926	14,324,926
		(14.23%, due September 23, 2010)
		warrants to purchase common stock(9)		300,000	1,200,000

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.89%, due February 28, 2011)	10,750,000	10,705,086	10,705,086
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11) (12.39%, due February 28, 2012)	12,750,000	12,688,677	10,250,000
		warrants to purchase common stock(9)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(7)(11) (11.00%, due October 31, 2010)	23,600,000	23,600,000	23,600,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Power Tools, Inc.	software	senior secured notes(5)(6)(7)(11)	10,500,000	10,288,158	8,500,000
		(14.27%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	0

Iridium Satellite LLC	satellite communications	senior secured first lien tranche A notes(5)(6)(7)(11) (9.24%, due June 30, 2010)	4,603,240	4,587,671	4,614,748
		senior secured first lien tranche B notes(5)(6)(7)(11) (9.24%, due July 27, 2011)	2,926,256	2,884,568	2,933,572
		senior secured second lien notes (5)(6)(11) (13.24%, due July 27, 2012)	2,000,000	1,953,832	2,020,000

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(7)(11) (10.90%, due September 11, 2010)	20,750,000	18,837,140	18,837,140
		common stock(9)		3,000,000	6,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.48%, due October 2, 2011)	13,750,000	13,245,264	13,245,264
		warrants to purchase common stock(9)		725,000	225,000

Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,856,960	8,856,960
		(10.64%, due October 30, 2011)
		warrants to purchase Class A-1 units(9)		200,000	100,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11)	14,500,000	14,516,717	13,775,000
		(10.83%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(5)(7)(11)	24,812,500	24,812,500	24,750,469
		(9.58%, due March 20, 2013)

PrePak Systems, Inc.	repackaging	senior secured notes(4)(5)(7)(11)	9,500,000	9,500,000	9,500,000
		(10.50%, due April 10, 2012)

Box Services, LLC	digital imaging	senior secured notes(4)(5)(7)(11)	13,185,000	13,185,000	13,185,000
		(10.38%, due April 30, 2012)

Pulvermedia, LLC	media productions	senior secured notes(5)(7)(13)	10,560,000	10,304,695	0
		(11.50%, due June 27, 2012)
		warrants to purchase common stock(9)		300,000	0

Hyland Software, Inc.	enterprise software	second lien senior secured notes(5)(11)	8,000,000	8,000,000	7,920,000
		(11.43%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(5)(11)	15,000,000	15,000,000	14,625,000
		(14.25%, due August 1, 2008)

Empire Scaffold, LLC	scaffold rental	senior secured term A notes(5)(11)	6,500,000	6,500,000	6,500,000
		(8.91%, due August 17, 2012)
		senior secured term B notes(4)(5)(11)	3,500,000	3,500,000	3,500,000
		(12.91%, due August 17, 2013)

Intergraph Corporation	enterprise software	second lien senior secured notes(5)(6)(11) (11.06%, due November 28, 2014)	14,300,000	14,176,474	14,049,750

Integra Telecomm, Inc.	telecommunications software	first lien senior secured notes(5)(6)(7)(11) (9.20%, due August 31, 2013)	4,987,500	4,797,248	4,925,156
		second lien senior secured notes(5)(6)(11) (11.96%, due February 28, 2014)	5,000,000	4,808,644	5,025,000

Educate, Inc.	education	second lien senior secured notes(5)(11) (10.50%, due June 14, 2014)	1,500,000	1,500,000	1,417,500

GXS Worldwide Inc.	software	first lien senior secured notes(5)(6)(7)(11) (9.20%, due March 31, 2013)	14,962,500	14,746,362	14,663,250

Palm, Inc.	consumer electronics	first lien senior secured notes(5)(6)(7)(11) (8.35%, due April 24, 2014)	19,950,000	17,998,132	16,957,500

Total Investments				$411,125,347	$385,367,749

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

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

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Transaction also includes a commitment for additional notes and warrants upon satisfaction of certain specific conditions.
(5)	Notes bear interest at variable rates.
(6)	Cost and fair value reflect accretion of original issue discount.
(7)	Cost and fair value reflect repayment of principal.
(8)	Preferred stock and common stock indirectly held through a limited liability company in which we own membership interests.
(9)	Non-income producing at the relevant period end.
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

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income—debt investments	$10,449,524	$8,658,400
Interest income—cash and cash equivalents	55,992	121,519
Other income	207,780	280,250

Total investment income from non-affiliated/non-control investments	10,713,296	9,060,169

From control investments:
Interest income—debt investments	766,527	836,691

Total investment income from control investments	766,527	836,691

Total investment income	11,479,823	9,896,860

EXPENSES
Compensation expense	222,000	200,000
Investment advisory fees	2,179,855	1,641,555
Professional fees	349,927	251,185
Interest expense	2,061,437	1,004,226
General and administrative	395,948	171,741

Total expenses	5,209,167	3,268,707

Net investment income	6,270,656	6,628,153

Net change in unrealized appreciation or depreciation on investments	(22,399,396)	(3,025,461)

Net realized losses on investments	(33,819)	(143,207)

Net (decrease) increase in net assets resulting from operations	$(16,162,559)	$3,459,485

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.29	$0.34
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.75)	$0.18
Weighted average shares of common stock outstanding:
Basic and diluted	21,565,172	19,732,312

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	THREE MONTHS ENDED MARCH 31, 2008 (unaudited)	YEAR ENDED DECEMBER 31, 2007
Decrease in net assets from operations:
Net investment income	$6,270,656	$27,193,619
Net realized losses on investments	(33,819)	(12,560,990)
Net change in unrealized appreciation or depreciation on investments	(22,399,396)	(26,281,461)

Net decrease in net assets resulting from operations	(16,162,559)	(11,648,832)

Dividends from net investment income	(7,762,938)	(27,855,763)
Distributions from net realized capital gains	—	(1,148,636)
Tax return of capital distributions	—	(639,411)

Distributions to shareholders	(7,762,938)	(29,643,810)

Capital share transactions:
Issuance of common stock (net of offering costs of $558,729)	—	21,578,771
Reinvestment of dividends	995,769	5,748,027

Net increase in net assets from capital share transactions	995,769	27,326,798

Total decrease in net assets:	(22,929,728)	(13,965,842)
Net assets at beginning of period	257,369,503	271,335,345

Net assets at end of period (including (over) distributed net investment income of $(1,769,853) and $(277,570), respectively)	$234,439,775	$257,369,503

Capital share activity:
Shares sold	0	1,437,500
Shares issued from reinvestment of dividends	132,416	420,393

Net increase in capital share activity	132,416	1,857,893

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31, 2008	THREE MONTHS ENDED MARCH 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(16,162,559)	$3,459,485
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(17,290,000)	(26,400,000)
Repayments of principal	19,418,096	32,795,408
Proceeds from the sale of investments	—	18,750
Increase in investments due to PIK	—	(509,281)
Net realized loss on investments	33,819	143,207
Net change in unrealized appreciation or depreciation on investments	22,399,396	3,025,461
Decrease (increase) in interest receivable	345,588	621,401
Increase in prepaid expenses and other assets	(259,547)	(9,169)
Amortization of discounts	(528,774)	(425,522)
Increase (decrease) in investment advisory fee payable	56,688	(353,962)
Decrease in accrued interest payable	(85,572)	(53,506)
Increase in accrued expenses	194,186	139,036

Net cash used by operating activities	8,121,321	12,451,308

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts borrowed under revolving credit facility	10,333,334	25,000,000
Amounts repaid under revolving credit facility	(5,500,000)	(27,000,000)
Distributions paid	(6,767,169)	(7,715,987)

Net cash provided by financing activities	(1,933,835)	(9,715,987)

Net increase in cash and cash equivalents	6,187,486	2,735,321
Cash and cash equivalents, beginning of period	7,944,608	5,181,512

Cash and cash equivalents, end of period	$14,132,094	$7,916,833

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$995,769	$1,753,681

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,147,012	$1,057,732

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of TICC Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Certain items in the financial statements for the three months ended March 31, 2007, presented herein for comparative purposes, have been reclassified to conform to the current period’s presentation.

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

NOTE 3. INVESTMENT VALUATION

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted the provisions of SFAS 157 as of January 1, 2008.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes. The Company is required to specifically value each individual investment on a quarterly basis.

Bilateral investments are debt and equity investments which are generally directly negotiated with a portfolio company and which do not have bid/ask quotations provided by an agent bank. The Company determines the fair value of bilateral investments by reference to the market in which it sources and executes these bilateral investments. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a bilateral security would be the hypothetical price that a market participant would pay for the investment, using a set of assumptions that are aligned with the criteria that the Company would use in originating an investment in this market, including credit quality, interest rate, maturity date and overall yield, and considering the prevailing returns available in this market. In general, the Company considers enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. The Company also considers the specific covenants and provisions of each investment which may enable it to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are also analyzed; material deterioration of these metrics may indicate that a discount should be applied to the investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than required for such a profile under current market conditions.

Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company analyzes its historical and projected financial results, as well as the nature and value of collateral, if any. The Company also uses industry valuation benchmarks and public market comparables. The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process. The Company generally requires portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

The Company will record unrealized depreciation on bilateral investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or if the estimation of exit price indicates a reduction in fair value. The Company will record unrealized appreciation if it believes that the debt or equity investment has appreciated in value based upon the Company’s analysis of exit price as described above. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

The Company’s process for determining the fair value of non-bilateral loans involves reviewing the indicative bids provided by the agent banks that make a market in each security. In addition, TICC Management prepares an analysis of each non-bilateral loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the company. This information is presented to the Company’s Valuation Committee and Board of Directors to consider when evaluating the fair value of the Company’s investments.

The Company’s Board of Directors determines the value of the Company’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing its bilateral investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments for which market quotations are not readily available, that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of the Company’s portfolio securities is based upon the grade assigned to each such security under the Company’s credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TICC Management may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$361.3	$0.0	$0.0	$361.3

A reconciliation of the fair value of investments utilizing significant unobservable inputs is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(12.1)	(10.3)	(22.4)
Purchases, issuances and settlements(1)	(5.4)	3.7	(1.7)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$240.2	$121.1	$361.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(12.1)	$(10.3)	$(22.4)

(1)	Includes amortization of discounts of approximately $0.5 million.

NOTE 4. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Numerator for basic and diluted income per share - net increase in net investment income	$6,270,656	$6,628,153
Numerator for basic and diluted income per share - net increase in net assets resulting from operations	$(16,162,559)	$3,459,485
Denominator for basic and diluted income per share - weighted average shares	21,565,172	19,732,312
Basic and diluted net investment income per common share	$0.29	$0.34
Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.75)	$0.18

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”). TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Mr. Royce is also President and Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of TICC Management, does not take part in the management or participate in the operations of TICC Management; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TICC Management to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc.

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

For the quarters ended March 31, 2008 and 2007, TICC incurred investment advisory fees of $2,179,855 and $1,641,555, of which $2,179,856 and 1,641,555 remained payable to TICC Management at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended March 31, 2008 and 2007, respectively, TICC incurred $222,000 and $200,000 in compensation expenses for employees allocated to the administrative activities of TICC, of which $102,191 and $94,274 remained payable at the end of the respective quarter. TICC also incurred $19,126 and $18,000 for reimbursement of facility costs for the three months ended March 31, 2008 and 2007, respectively, of which amounts $0 and $6,089, respectively, remained payable at the end of each period.

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

On March 31, 2008, the Company paid a dividend of $0.36 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2008 will be funded primarily from net investment income. However, for the three months ended March 31, 2008, the Company had net investment income of approximately $0.29 per share, compared to aggregate distributions to stockholders of approximately $0.36 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2008, approximately $0.07 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2008 was $10.81, and at December 31, 2007 was $11.94. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND (PIK) INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2008 and 2007, the Company received PIK interest of $0 and $509,281, respectively, and recorded a corresponding increase in the cost of the investment. In addition, the Company recorded original issue discount income (“OID”) of approximately $528,774 for the three months ended March 31, 2008, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had approximately $425,522 in OID income for the three months ended March 31, 2007.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three ended months ended March 31, 2008 and 2007, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$11.94	$13.77

Net investment income(1)	0.29	0.34
Net realized and unrealized capital gains (losses)(2)	(1.03)	(0.17)
Effect of shares issued, net of offering expenses	(0.03)	0.02

Total from investment operations	(0.77)	0.19

Total distributions(3)	(0.36)	(0.36)

Net asset value at end of period	$10.81	$13.60

Per share market value at beginning of period	$9.23	$16.14
Per share market value at end of period	$7.52	$16.91
Total return(4)	(14.63)%	7.00%
Shares outstanding at end of period	21,696,133	19,810,567

Ratios/Supplemental Data
Net assets at end of period (000’s)	$234,440	$269,444
Average net assets (000’s)	$260,134	$273,558
Ratio of expenses to average net assets(5)	8.01%	4.78%
Ratio of expenses, excluding interest expense, to average net assets(5)	4.84%	3.31%
Ratio of net investment income to average net assets(5)	9.64%	9.69%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of realized and unrealized capital gains (losses).
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2008, approximately $0.07 per share of the Company’s distributions for 2008 would have been characterized as a tax return of capital to the Company’s stockholders.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2008 and December 31, 2007, respectively, cash and cash equivalents consisted of:

	March 31, 2008	December 31, 2007
Eurodollar Time Deposit (due 4/1/08 and 1/2/08)	$14,132,094	$7,944,608

Cash and Cash Equivalents	$14,132,094	$7,944,608

NOTE 12. COMMITMENTS

As of March 31, 2008, the Company had issued commitments to purchase additional debt investments and/or warrants from certain portfolio companies, contingent upon their meeting agreed-upon financial milestones. Total commitments of $2.0 million were outstanding as of March 31, 2008 to Empire Scaffold, LLC.

NOTE 13. REVOLVING CREDIT AGREEMENT

The Company has a revolving credit facility (the “Credit Facility”), with Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The amount of the Credit Facility is $150 million, with RBC and BB&T each providing $75 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of January 29, 2009.

Effective January 31, 2008, the Company amended its Credit Facility, extending the termination date from April 11, 2008 to January 29, 2009. RBC remains agent under the Credit Facility and RBC and BB&T remain lenders thereunder. In connection with the amendment, the Credit Facility was reduced from $180 million to $150 million as a result of the removal of Commerzbank AG as a lender. Under the terms of the amended Credit Facility, drawdowns will continue to bear interest on the same terms as before the amendment, which is generally 1.75% over LIBOR. As of March 31, 2008, the average interest rate on our borrowings was 4.77%.

Under the Credit Facility agreement the Company must satisfy, on a monthly basis, several portfolio covenant requirements including minimum market value, weighted average maturity, and weighted average coupon rate on all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, the Company must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

The Company had outstanding borrowings of $141.3 million under the Credit Facility as of March 31, 2008 and related accrued interest payable of approximately $0.2 million; the Company had borrowings of approximately $136.5 million as of December 31, 2007 and related interest payable of approximately $0.3 million.

NOTE 14. SUBSEQUENT EVENTS

On April 10, 2008, $14.5 million of senior unsecured notes of Aviel Services, Inc. was fully repaid, concurrent with the sale of $300,000 of warrants to purchase common stock. TICC realized a realized gain of approximately $1.6 million on this transaction.

On May 1, 2008, the Board of Directors declared a dividend of $0.30 per share for the second quarter, payable on June 30, 2008 to shareholders of record as of June 16, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Except as otherwise specified, references to “TICC,” “the Company,” “we,” “us” and “our” refer to TICC Capital Corp.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is seeking current income by investing in non-public debt securities. We also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments in technology-related companies. We may also invest in the publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Advisers Act. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under the Investment Advisory Agreement, we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an Administration Agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology related companies. We continue to maintain our primary focus, however, on the technology industry, although we have the flexibility to invest outside this sector.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of March 31, 2008 our debt investments had stated interest rates of between 6.21% and 15.48% (excluding GenuTec) and maturity dates of between 4 and 80 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.5%.

Our loans may carry a provision for deferral of some or all of the interest payments, which will be added to the principal amount of the loan. This form of deferred interest is referred to as “payment-in-kind” or “PIK” interest and, when earned, is recorded as interest income and an increase in the principal amount of the loan. There was no interest income attributable to PIK during the quarter ended March 31, 2008.

We also borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to TICC Management, will be borne by our common stockholders.

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

During the quarter ended March 31, 2008, we closed approximately $17.3 million of investments in existing portfolio companies. We received a total of $19.5 million of proceeds from principal repayments in debt investments by our portfolio companies during the quarter ended March 31, 2008.

During the quarter ended March 31, 2008, we recorded unrealized depreciation on investments of approximately $22.4 million, largely due to write-downs of our debt investments in Group 329, LLC (d/b/a The CAPS Group) term A and B notes ($7.0 million) and WHITTMANHART, Inc. ($3.6 million), as well as unrealized depreciation on our investments in non-bilateral loans in an aggregate amount of approximately $10.3 million. We had additional net unrealized depreciation on other bilateral investments in the amount of approximately $1.5 million for the three months ended March 31, 2008, which we primarily attribute to changes in the current interest rate environment and the credit markets generally. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Interests.”

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted the provisions of SFAS 157 as of January 1, 2008.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically value each individual investment on a quarterly basis.

Bilateral investments are debt and equity investments which are generally directly negotiated with a portfolio company and which do not have bid/ask quotations provided by an agent bank. We determine the fair value of bilateral investments by reference to the market in which we source and execute these bilateral investments. Market participants generally have a strategic premise for these investments, and anticipate the sale of the company, recapitalization or initial public offering as the realization/liquidity event. The fair value, or exit price, for a bilateral security would be the hypothetical price that a market participant would pay for the investment, using a set of assumptions that are aligned with the criteria that we would use in originating an investment in this market, including credit quality, interest rate, maturity date and overall yield, and considering the prevailing returns available in this market. In general, we consider enterprise value an important element in the determination of fair value, because it represents a metric that may support the recorded value, or which, conversely, would indicate if a credit-related markdown is appropriate. We also consider the specific covenants and provisions of each investment which may enable us to preserve or improve the value of the investment. In addition, the trends of the portfolio company’s basic financial metrics from the time of the original investment until the measurement date are also analyzed; material deterioration of these metrics may indicate that a discount should be applied to the investment, or a premium may be warranted in the event that metrics improve substantially and the return is higher than required for such a profile under current market conditions.

        Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze its historical and projected financial results, as well as the nature and value of collateral, if any. We also use industry valuation benchmarks and public market comparables. We also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

We will record unrealized depreciation on bilateral investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or if the estimation of exit price indicates a reduction in fair value. We will record unrealized appreciation if we believe that the debt or equity investment has appreciated in value based upon our analysis of exit price as described above. Changes in fair value are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Our process for determining the fair value of non-bilateral loans involves reviewing the indicative bids provided by the agent banks that make a market in each security. In addition, TICC Management prepares an analysis of each non-bilateral loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the company. This information is presented to our Valuation Committee and Board of Directors to consider when evaluating the fair value of our investments.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing its bilateral investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1% of our total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, TICC Management may seek additional valuations upon request of the Valuation Committee or the Board of Directors, or as it otherwise deems appropriate.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total portfolio value of our investments was approximately $361.3 million and $385.4 million at March 31, 2008 and December 31, 2007, respectively. The decrease in investments during the three month period was due to debt repayments of approximately $19.5 million and unrealized depreciation of approximately $22.4 million. This decrease was partially offset by investments in four existing portfolio companies of approximately $17.3 million during the quarter.

In certain instances, we receive payments in our portfolio based on scheduled amortization of the outstanding balances and sales of equity investments. In addition, we receive repayments of some of our investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2008 and the year ended December 31, 2007, we had repayments of $19.5 million and $87.3 million, respectively. During the quarter ended March 31, 2008 the repayments on our investments were largely due to payments from TrenStar, Inc., Inc. ($11.9 million) and Iridium Satellite, LLC tranche B notes ($2.0 million).

At March 31, 2008, we had investments in debt securities of, or loans to, 29 companies, with a fair value totaling approximately $351.0 million, and equity investments with a fair value of approximately $10.3 million. At December 31, 2007, we had investments in debt securities of, or loans to, 30 companies, with a fair value totaling approximately $375.9 million, and equity investments with a fair value of approximately $9.5 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2008 and the year ended December 31, 2007:

	March 31, 2008	December 31, 2007
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$385.4	$326.2
Portfolio Investments Acquired	17.3	187.9
Debt repayments	(19.5)	(87.3)
Sales of securities	0.0	(4.7)
Payment in Kind	0.0	0.5
Original Issue Discount	0.5	1.6
Net Unrealized Depreciation	(22.4)	(26.3)
Net Realized Losses	0.0	(12.5)

Ending Investment Portfolio	$361.3	$385.4

The following table indicates the portfolio investment activity for each quarter in the period ended March 31, 2008 and the year ended December 31, 2007:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2008	$17.3	$19.5	$0.0

December 31, 2007	43.9	17.2	4.1
September 30, 2007	66.8	6.4	0.0
June 30, 2007	50.8	31.2	0.2
March 31, 2007	26.4	32.5	0.4

Total	$187.9	$87.3	$4.7

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$307.3	85.0%	$330.1	85.7%
Senior Unsecured Notes	31.7	8.8%	32.5	8.4%
Senior Subordinated Unsecured Notes	12.0	3.3%	13.3	3.4%
Common Stock	6.0	1.7%	6.0	1.6%
Warrants	4.3	1.2%	3.5	0.9%

Total	$361.3	100.0%	$385.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$55.6	15.4%	$57.0	14.8%
Satellite communications	32.7	9.0%	35.2	9.1%
IT value-added reseller	25.6	7.1%	27.2	7.1%
Digital imaging	25.3	7.0%	34.1	8.8%
Web-based services	25.1	7.0%	15.0	3.9%
IT consulting	24.7	6.8%	27.5	7.1%
Advertising	24.0	6.6%	24.7	6.4%
Enterprise software	22.7	6.3%	22.0	5.7%
Semiconductor capital equipment	21.5	6.0%	23.6	6.1%
Geospatial imaging	16.2	4.5%	17.2	4.5%
Digital media	14.1	3.9%	14.4	3.7%
Consumer electronics	13.9	3.9%	17.0	4.4%
Real estate	13.5	3.7%	14.6	3.8%
Telecommunications services	11.7	3.2%	10.0	2.6%
Scaffold rental	10.9	3.0%	10.0	2.6%
Virtual workforce services	10.7	3.0%	10.6	2.8%
Repackaging	9.3	2.6%	9.5	2.5%
Interactive voice messaging service	2.6	0.7%	2.5	0.6%
Education	1.2	0.3%	1.4	0.4%
Logistics technology	0.0	0.0%	11.9	3.1%

	$361.3	100.0%	$385.4	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. We may also invest in the publicly traded debt and equity securities of other technology-related companies or take controlling interests in such companies in certain limited circumstances. We intend to continue to maintain a diverse portfolio; however, we have no policy with respect to the level of our diversification and we do not intend to operate as a “diversified company” within the meaning of the 1940 Act. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. As of that date, we no longer maintain a policy to invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in technology related companies. We continue to maintain our primary focus, however, on the technology industry, although we have the flexibility to invest outside this sector.

We believe that we have a strong pipeline of potential transactions in various stages. We believe that we may begin to see opportunities to generate higher returns than we have historically, given the changes in the credit environment over the past six months. At the same time, we recognize that it may be difficult to raise capital in the near future in light of our stock price and the current state of the debt and equity markets. We are currently limited as to available capital for making a substantial amount of additional investments, although management is involved in identifying and evaluating potential opportunities. However, there can be no assurance when or if these potential transactions will close.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2008 and December 31, 2007, respectively, our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2008 and December 31, 2007, our debt investment portfolio was graded as follows:

		March 31, 2008
Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Trending ahead of expectations	$76.2	21.7%
2	Full repayment of principal and interest is expected	186.0	53.0%
3	Requires closer monitoring, but full repayment of principal and interest is expected	85.2	24.3%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%
5	Some loss of principal is expected	3.6	1.0%

		$351.0	100.0%

		December 31, 2007
Grade	Summary Description	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Trending ahead of expectations	$47.5	12.6%
2	Full repayment of principal and interest is expected	227.0	60.4%
3	Requires closer monitoring, but full repayment of principal and interest is expected	97.9	26.1%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%
5	Some loss of principal is expected	3.5	0.9%

		$375.9	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grades 3, 4 or 5 may fluctuate on a quarterly basis.

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

During the first quarter of 2008, Pulvermedia indicated that it was projecting a sudden and dramatic decline in projected revenues and earnings for the year. Based upon the review of the company’s financial projections and operating cashflow forecasts, we determined that the debt investment warranted a complete write-down, $10.3 million, and the warrants were written-off as well, in the amount of $300,000 as of December 31, 2007. The investment was assigned a credit rating of Grade 5, and was placed on non-accrual status as of December 31, 2007. In the first quarter of 2008, we recovered $1.7 million from Pulvermedia; the cost basis of the investment was reduced by this amount.

As of March 31, 2008, we determined that our investment in WHITTMANHART, Inc. (“WHITTMANHART”) senior secured notes required closer monitoring and downgraded this investment from a 2 to a 3 rating. Our total investment in WHITTMANHART consists of principal amount of $12.0 million in senior secured notes which bear interest at 11.58%, and warrants which are carried at no value. We adjusted the fair value of the debt investment to $8.4 million based upon a combination of a deteriorating credit profile and widening credit spreads in the market. WHITTMANHART is a consulting agency providing integrated solutions in digital communications, process improvement, and enabling technologies.

We also determined that our investment in Group 329, LLC (d/b/a The CAPS Group) (“CAPS”), due to further credit deterioration and widening interest rate spreads, warranted a markdown of approximately $5.8 million on the term B notes and approximately $1.2 million on the term A notes; the term B notes had previously been marked down by $2.5 million as of December 31, 2007. We continue to consider the investment credit rating to be 3. CAPS provides digital and other graphic arts and pre-press services to ad agencies, publishers, and corporate clients. Our total investment in CAPS consists of a principal amount of $23.0 million ($10.3 million term A notes, and $12.7 million term B notes). The term A notes are currently amortizing, and the term B notes commence amortization payments in February 2011. Based upon a current interest rate of 11.89% the term A notes are considered to be fairly valued at $9.0 million, and the term B notes, currently bearing 12.39%, are considered fairly valued at $4.5 million.

Based primarily upon our consideration of the overall widening of interest rate spreads in the bilateral loan market, we recorded net unrealized depreciation on our other bilateral investments, in the aggregate, of approximately $3.2 million in addition to the amounts described above.

We consider the indicative quotes provided by the agent banks in determining the fair value of our non-bilateral investments, as well as other analytical procedures and the good faith judgment of the Board. Based upon these fair value determinations of March 31, 2008, we recorded net unrealized depreciation of $10.3 million for the quarter, in the aggregate, on the non-bilateral portfolio. See “Note 3. Investment Valuation” included in the notes to our unaudited financial statements for the quarter ended March 31, 2008 set forth in this Quarterly Report on Form 10-Q.

As noted above, we are monitoring these investments closely and expect TICC Management to devote additional resources to such efforts going forward.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007.

Investment Income

Investment income for the three months ended March 31, 2008 was approximately $11.5 million compared to approximately $9.9 million for the three months ended March 31, 2007. This increase resulted primarily from our portfolio investing activities throughout 2007 and through the first quarter of 2008, as the principal amount of the debt investment portfolio increased from $315.6 million to $409.0 million.

For the quarter ended March 31, 2008 investment income consisted of approximately $10.7 million in cash interest from portfolio investments, approximately $529,000 in amortization of original issue discount and approximately $56,000 in cash interest from cash and cash equivalents. There was no interest income attributable to PIK during the quarter ended March 31, 2008.

For the quarter ended March 31, 2007, investment income consisted of approximately $8.7 million in cash interest from portfolio investments, approximately $351,000 in PIK interest from two investments, approximately $426,000 in amortization of original issue discount, and approximately $122,000 in cash interest from cash and cash equivalents.

As of March 31, 2008, our debt investments had stated interest rates of between 6.21% and 15.48% (excluding GenuTec) and maturity dates of between 4 and 80 months. In addition, our total portfolio had a weighted average yield of approximately 10.5% compared to 12.0% as of March 31, 2007.

For the quarter ended March 31, 2008, other income of approximately $0.2 million was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $0.3 million for the same period in 2007.

Operating Expenses

Operating expenses for the quarter ended March 31, 2008 were approximately $5.2 million. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. Operating expenses increased approximately $1.9 million compared to the quarter ended March 31, 2007, attributable primarily to an increase of approximately $1.1 million in interest expense, an increase of approximately $538,000 in investment advisory fees and greater general and administrative expenses of approximately $224,000. Operating expenses for the quarter ended March 31, 2007 were approximately $3.3 million.

The investment advisory fee for the first quarter of 2008 was approximately $2.2 million, representing the base fee for the period as provided for in the investment advisory agreement as well as incentive fees earned of approximately $208,000. The investment advisory fee in the comparable period in 2007 was approximately $1.6 million which includes incentive fees of approximately $12,000. The increase of approximately $538,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of March 31, 2008 and December 31, 2007, respectively, approximately $2.2 million and $2.1 million of investment advisory fees remained payable to TICC Management.

Interest expense was approximately $2.1 million for the quarter ended March 31, 2008 compared to approximately $1.0 million for the same quarter in the prior year, as a result of the higher level of borrowings outstanding under our credit facility during the first quarter of 2008. The average interest rate on the amounts borrowed was approximately 4.77% as of March 31, 2008 compared with 7.69% as of the comparable period in 2007. At March 31, 2008, approximately $225,000 of interest expense under our credit facility remained payable. Approximately $119.0 million was outstanding under the credit facility as of May 7, 2008, compared to $ 141.3 million as of March 31, 2008.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $350,000 for the quarter ended March 31, 2008, compared to approximately $251,000 for the quarter ended March 31, 2007. Greater legal costs of approximately $68,000 and increased valuation fees of approximately $53,000 were incurred during the quarter ended March 31, 2008, which were partially offset by lower audit and consultation fees.

Compensation expenses were approximately $222,000 for the quarter ended March 31, 2008, compared to approximately $200,000 for the quarter ending March 31, 2007, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $22,000 from 2007 reflects a higher accrual of salaries and estimated bonuses. At March 31, 2008 and December 31, 2007, respectively, approximately $102,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $396,000 for the three months ended March 31, 2008 compared to approximately $172,000 for the same period in 2007. This increase was primarily a result of greater bank fees of approximately $164,000 associated with our senior secured revolving credit facility. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2008, we had net realized losses on investments of approximately $34,000 associated with the sale of $2.0 million of our investment in Iridium Satellite, LLC first lien senior secured tranche B notes. For the three months ended March 31, 2007, we had net realized losses of approximately $143,000.

During the quarter ended March 31, 2008, we recorded net unrealized depreciation on investments of approximately $22.4 million, largely due to write-downs of our debt investments in CAPS term A and B notes ($7.0 million) and WHITTMANHART, Inc. ($3.6 million). We also recorded unrealized depreciation on our non-bilateral investments of approximately $10.3 million for the quarter ended March 31, 2008 as a result of changes in the current interest rate environment and the credit markets generally. In addition, we experienced unrealized depreciation on other bilateral investments in an aggregate amount of approximately $1.5 million. This was comprised largely of unrealized appreciation of approximately $4.6 million, which included the recovery of $1.7 million from Pulvermedia, Inc. which was placed on non-accrual status as of December 31, 2007. (The recovery of approximately $1.7 million resulted in a cost reduction in the investment and an unrealized gain of the same amount.) Additionally, we had unrealized appreciation on our debt investment in Algorithmic Implementations, Inc. of approximately $1.7 million. We also had unrealized appreciation on other investments in the amount of approximately $1.2 million for the three months ended March 31, 2008. The unrealized appreciation was offset by unrealized depreciation of $6.1 million across several other bilateral investments. For the three months ended March 31, 2007, we had net unrealized depreciation of approximately $3.0 million.

Please see “—Portfolio Grading” above for more information.

Net (Decrease) Increase in Net Assets Resulting from Operations

The Company had a net decrease in net assets resulting from operations of approximately $16.2 million for the quarter ended March 31, 2008 compared to a net increase of approximately $3.5 million for the comparable period in 2007. This decrease was directly attributable to increased net unrealized depreciation on investments.

Based on a weighted-average of 21,565,172 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for the quarter ended March 31, 2008 was approximately ($0.75) for basic and diluted, compared to a net increase in net assets of approximately $0.18 per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, cash and cash equivalents increased from approximately $7.9 million at the beginning of the period to approximately $14.1 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $8.1 million, largely reflecting principal repayments of approximately $19.5 million, net investment income and the net change in unrealized appreciation/depreciation partially offset by new investments of approximately $17.3 million. During the period, net cash used in financing activities was approximately $1.9 million, reflecting the distribution of dividends of approximately $6.8 million and approximately $5.5 million for the repayment of amounts borrowed under our current revolving credit facility, partially offset by amounts borrowed under the credit facility of approximately $10.3 million.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and/or equity markets when we believe it is necessary and appropriate to do so. As of January 31, 2008, we amended our credit facility to extend the termination date to January 2009, to remove Commerzbank as a lender and to reduce our credit facility to $150 million. RBC and BB&T remain lenders under our facility with a commitment of $75 million each. We have drawn approximately $141.3 million under this facility as of March 31, 2008. If we are unable to extend and/or expand the credit facility or raise equity capital our ability to continue to grow the business will be substantially impacted.

Current Market Conditions

The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The debt capital that will be available to us may be at a higher cost, and terms and conditions may be less favorable which could negatively affect our financial performance and results.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of March 31, 2008.

	Payments Due By Year (dollars in millions)
	Total	2008	2009
Senior Secured Revolving Credit Facility (1)	$141.3	$—	$141.3

(1)	At March 31, 2008, $8.7 million remained unused under our senior secured revolving credit facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $2.2 million for investment advisory services and $0.4 million for administrative services for the three months ended March 31, 2008.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices. However, as of March 31, 2008, we had unused commitments to extend credit to our existing portfolio companies of approximately $2.0 million, which are not reflected on our balance sheet.

Borrowings

At March 31, 2008 and December 31, 2007, respectively, we had outstanding borrowings of $141.3 million and $136.5 million, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$150.0	$141.3	$180.0	$136.5

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

Pursuant to further amendment entered into on January 31, 2008, Commerzbank was removed as a lender and the Credit Facility was decreased to $150 million. As of May 7, 2008, we had approximately $119.0 million outstanding under the Credit Facility. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of January 29, 2009.

Under the Credit Facility we must satisfy, monthly, several portfolio covenant requirements including minimum market value, weighted average maturity, and weighted average coupon rate of all secured transaction assets, as well as limitations on the principal amounts of eligible transaction assets. In addition, we must comply with other general covenants including indebtedness, liens and pledges, restricted payments, mergers and consolidations and transactions with affiliates.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
May 1, 2008	June 16, 2008	June 30, 2008	$0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36	(1)

Total (2008)			0.66

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(2)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(3)

Total Distributions:			$4.92	(4)

(1)

On March 31, 2008, the Company paid a dividend of $0.36 per share. For tax purposes, we expect that dividends for the fiscal year ended December 31, 2008 will be funded primarily from undistributed net investment income. However, for the three months ended March 31, 2008, the Company had net investment of approximately $0.29 per share, compared to aggregate distributions to stockholders of approximately $0.36 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2008, approximately $0.07 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders.

(2)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(4)	We did not declare a dividend for the period ended December 31, 2003.

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

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in any company in which any fund or other client account managed by Royce & Associates, LLC, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client.

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. Our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2 Income Fund Limited; provided, that in instances involving bilateral investment opportunities where there is a significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to T2 Income Fund Limited.

In those instances where purchases of syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) are determined to meet the investment criteria of both TICC and T2 Income Fund Limited, those purchases will be allocated on a pro rata basis between TICC and T2 Income Fund Limited based on order size as determined collectively by each fund’s investment adviser. In instances where both TICC and T2 Income Fund Limited’s desire to sell the same position at the same time, sales will likewise be allocated on a pro rata basis based on order size. All such allocations shall only be made, however, to the extent consistent with current interpretations of law applicable to such investments. Further, to the extent pro rata allocations in accordance herewith would cause either TICC or T2 Income Fund Limited to violate any statutory, regulatory or pre-existing contractual provisions to which it is subject, then such allocations will be made on as near a pro rata basis as is practicable without violating such statutory, regulatory or pre-existing contractual provisions. In those instances where either T2 Income Fund Limited or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that opportunity shall be made available to the other entity.

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

RECENT DEVELOPMENTS

On April 10, 2008, $14.5 million of senior unsecured notes of Aviel Services, Inc. was fully repaid, concurrent with the sale of $300,000 of warrants to purchase common stock. TICC realized a realized gain of approximately $1.6 million on this transaction.

On May 1, 2008, the Board of Directors declared a dividend of $0.30 per share for the second quarter, payable on June 30, 2008 to shareholders of record as of June 16, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2008, one debt investment in our portfolio was at a fixed rate, and the remaining thirty-three debt investments were at variable rates, representing approximately $14.4 million and $394.6 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of March 31, 2008. We have also assumed a borrowing of $141.3 million under the credit facility. Under this analysis, net investment income would increase approximately $2.3 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and TICC Management, through its managing member, BDC Partners, will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets. For example, during 2007 and the first quarter of 2008 we experienced significant losses on five of our portfolio investments, including GenuTec Business Solutions, Inc. ($14.9 million), Falcon Communications, Inc. ($9.5 million), Pulvermedia, Inc. ($10.6 million), WHITTMANHART, Inc. ($3.6 million) and CAPS Group team A and B notes ($7.0 million), each of which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

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

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Even in the event the value of your investment declines, the management fee and, in certain circumstances, the incentive fee will still be payable.

The management fee is calculated as 2.0% of the value of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of the incentive fee is payable if our net investment income for a calendar quarter exceeds a designated hurdle rate. This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or “PIK” interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a subsequent default.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

As of December 31, 2007 we had $180.0 million available to us under a credit facility, of which we had borrowed approximately $136.5 million. As of January 31, 2008, our credit facility was reduced to $150.0 million. At March 31, 2008, we had borrowed approximately $141.3 million and we currently have drawn approximately $119.0 million under our credit facility as of May 7, 2008. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC and Branch Banking and Trust Company, or BB&T, each serve as a lender under our credit facility.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common shareholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to TICC Management will be payable on our gross assets, including those assets acquired through the use of leverage, TICC Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TICC Management.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. This requirement of sustaining a 200% asset coverage ratio limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 21,696,133 shares are issued and outstanding as of March 31, 2008. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. At March 31, 2008, we had borrowed approximately $141.3 million and we currently have drawn approximately $119.0 million under our credit facility as of May 7, 2008. RBC serves as administrative agent under our credit facility, and RBC and BB&T each serve as a lender under our credit facility. Some of our investments in debt securities are at fixed rates and others at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Steven P. Novak, one of our independent directors, is the President of Palladio Capital Management, LLC, the manager of an equity-oriented hedge fund. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer, and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. Our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2 Income Fund Limited; provided, that in an instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to T2 Income Fund Limited.

In those instances where purchases of syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) are determined to meet the investment criteria of both TICC and T2 Income Fund Limited, those purchases will be allocated on a pro rata basis between TICC and T2 Income Fund Limited based on order size as determined collectively by each fund’s investment adviser. In instances where both TICC and T2 Income Fund Limited desire to sell the same position at the same time, sales will likewise be allocated on a pro rata basis based on order size. All such allocations shall only be made, however, to the extent consistent with current interpretations of law applicable to such investments. Further, to the extent pro rata allocations in accordance herewith would cause either TICC or T2 Income Fund Limited to violate any statutory, regulatory or pre-existing contractual provisions to which it is subject, then such allocations will be made on as near a pro rata basis as is practicable without violating such statutory, regulatory or pre-existing contractual provisions. In those instances where either T2 Income Fund Limited or TICC is unable to make a particular investment by reason of law, regulation, statute or pre-existing contractual agreement, that opportunity shall be made available to the other entity.

In order to minimize the potential conflicts of interest that might arise, we have adopted a policy that prohibits us from making investments in any company in which any fund or other client account managed by Royce & Associates, Palladio Capital Management or T2 Advisers, LLC holds a long or short position. The investment focus of each of these entities tends to be different from our investment objective. Nevertheless, it is possible that new investment opportunities that meet our investment objective may come to the attention of one of these entities in connection with another investment advisory client or program, and, if so, such opportunity might not be offered, or otherwise made available, to us. Also, our investment policy precluding the investments referenced above could cause us to miss out on some investment opportunities. However, our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner over time consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. In addition, we have adopted a formal Code of Ethics that governs the conduct of our officers and directors. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Finally, we pay BDC Partners our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement (the “Administration Agreement”), including a portion of the rent and the compensation of our Chief Financial Officer, Chief

Compliance Officer, Controller and other administrative support personnel, which creates conflicts of interest that our Board of Directors must monitor.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. During the second and third quarters of 2004, during the same periods of 2006, during the third and fourth quarters of 2007, and during the first quarter of 2008, our shares of common stock traded at a discount to the net asset value attributable to those shares.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2008, we issued a total of 132,416 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Materials on Schedule 14A (File No. 814-00638) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

10.6	First Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed May 9, 2007).

10.7	Second Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed June 28, 2007).

10.8	Third Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed February 5, 2008).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: May 8, 2008	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: May 8, 2008	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer ( Principal Accounting Officer)