Form 10-Q
period 2008-06-30
TICC Capital Corp.
filed 2008-08-11
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 8, 2008 was 26,189,851.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments, at fair value (cost: $361,185,620 @ 6/30/08; $411,125,347 @ 12/31/07)
Non-affiliated/non-control investments ($340,073,159 @ 6/30/08; $389,288,207 @ 12/31/07)	$286,448,295	$360,530,609
Control investments (cost: $21,112,461 @ 6/30/08; $21,837,140 @ 12/31/07)	25,625,000	24,837,140

Total investments at fair value	312,073,295	385,367,749

Cash and cash equivalents	15,366,663	7,944,608
Interest receivable	1,564,860	2,876,424
Prepaid expenses and other assets	297,168	201,372

Total assets	$329,301,986	$396,390,153

LIABILITIES
Investment advisory fee payable to affiliate	$1,904,270	$2,123,168
Accrued interest payable	56,724	310,312
Accrued expenses	1,882,307	87,170
Loans payable	70,000,000	136,500,000

Total liabilities	73,843,301	139,020,650

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,189,851 and 21,563,717 issued and outstanding, respectively	261,899	215,637
Capital in excess of par value	319,306,013	296,578,543
Net unrealized depreciation on investments	(49,112,325)	(25,757,598)
Accumulated net realized losses on investments	(12,490,384)	(13,389,509)
Distributions in excess of investment income	(2,506,518)	(277,570)

Total net assets	255,458,685	257,369,503

Total liabilities and net assets	$329,301,986	$396,390,153

Net asset value per common share	$9.75	$11.94

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(9)	$14,358,128	$14,358,128	$14,070,963
		(11.00%, due January 28, 2009)

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

The Endurance International Group, Inc.	web hosting	convertible preferred stock(7)		423,750	0

Avue Technologies Corp.	software	warrants to purchase common units(7)		13,000	13,000

3001, Inc.	geospatial imaging	senior unsecured notes(4)(9)	17,200,000	17,200,000	16,684,000
		(10.35%, due October 1, 2010)

Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)(9)	22,000,000	21,916,090	21,780,000
		(9.32%, due February 8, 2010)
		warrants to purchase common stock(7)		600,000	2,200,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(9)	11,650,000	11,650,000	8,155,000
		(13.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(11)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(4)(5)(9) (11.60%, due June 30, 2010) warrants to purchase	10,500,000	10,420,347	10,500,000
		convertible preferred stock (7)		200,000	250,000

NetQuote, Inc.	web-based services	senior secured notes(4)(9)	25,000,000	25,000,000	24,875,000
		(10.50%, due May 1, 2011)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(3)(4)(5)(7)(11) (0.0%, due October 30, 2014)	3,500,000	2,624,193	2,000,000
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC	digital imaging	senior secured term A notes(4)(5)(9)	10,280,773	10,247,470	8,995,676
(d/b/a “The CAPS Group”)		(11.89%, due February 28, 2011)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(9)	12,985,000	12,931,538	4,544,750
		(12.39%, due February 28, 2012)
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6)(9) (10.75%, due October 31, 2010)	22,150,000	22,150,000	20,488,750

Power Tools, Inc.	software	senior secured notes(4)(5)(6)(9)	10,375,000	10,184,643	8,500,238
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)(9) (10.90%, due September 11, 2010)	19,625,000	18,112,461	19,625,000
(d/b/a “Ai Squared”)		common stock(7)
				3,000,000	6,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	13,125,000	12,703,794	11,910,938
		(15.48%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	225,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Punch Software LLC	software	senior secured notes(4)(5)(9)	7,700,000	7,583,029	7,141,750
		(11.64%, due October 30, 2011)
		warrants to purchase Class A-1 units(7)		200,000	100,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)(9)	14,500,000	14,515,177	13,050,000
		(8.80%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(4)(6)(9)	24,687,500	24,687,500	22,218,750
		(7.69%, due March 20, 2013)

PrePak Systems, Inc.	repackaging	senior secured notes(4)(6)(9)	10,500,000	10,500,000	10,395,000
		(9.32%, due April 10, 2012)

Box Services, LLC	digital imaging	senior secured notes(4)(6)(9)	12,656,752	12,656,752	11,897,347
		(7.93%, due April 30, 2012)

Pulvermedia, LLC	media productions	senior secured notes(4)(5)(6)(7)(11)	10,560,000	8,572,423	0
		(11.57%, due June 27, 2012)
		warrants to purchase common stock(7)		300,000	0

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)(9)	11,000,000	10,915,716	9,900,000
		(9.46%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(9)	15,000,000	15,000,000	13,500,000
		(11.45%, due August 1, 2008)

Empire Scaffold, LLC	scaffold rental	senior secured term A notes(4)(9)	6,350,000	6,350,000	6,350,000
		(9.66%, due August 17, 2012)
		senior secured term B notes(4)(9)	4,500,000	4,500,000	4,500,000
		(13.66%, due August 17, 2013)

Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5)(9) (9.90%, due February 28, 2014)	5,000,000	4,823,929	4,550,000

Educate, Inc.	education	second lien senior secured notes(4)(9)	1,500,000	1,500,000	1,260,000
		(8.06%, due June 14, 2014)

GXS Worldwide Inc.	software	first lien senior secured notes (4)(5)(6)(9)	12,892,525	12,713,086	12,489,633
		(7.02%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes (4)(5)(6)(9)	19,850,000	18,060,479	12,902,500
		(5.99%, due April 24, 2014)

Total Investments				$361,185,620	$312,073,295

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2008

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

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost and fair value reflect accretion of original issue discount or market discount.
(6)	Cost and fair value reflect repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)

As a percentage of net assets at June 30, 2008, investments at fair value are categorized as follows: senior secured notes (107.1%), senior unsecured notes (6.9%), senior subordinated unsecured notes (4.7%), preferred stock (0.0%), common stock (2.3%), and warrants to purchase equity securities (1.1%).

(9)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10.5 million).
(10)

Aggregate gross unrealized appreciation for federal income tax purposes is $6,349,522; aggregate gross unrealized depreciation for federal income tax purposes is $55,354,517 Net unrealized depreciation is $49,004,995 based upon a tax cost basis of $361,078,290.

(11)	Debt investment on non-accrual status at the relevant period end.

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

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Power Tools, Inc.	software	senior secured notes(5)(6)(7)(11)	10,500,000	10,288,158	8,500,000
		(14.27%, due May 16, 2011)
		warrants to purchase common stock(9)		350,000	0

Iridium Satellite LLC	satellite communications	senior secured first lien tranche A notes(5)(6)(7)(11) (9.24%, due June 30, 2010)	4,603,240	4,587,671	4,614,748
		senior secured first lien tranche B notes(5)(6)(7)(11) (9.24%, due July 27, 2011)	2,926,256	2,884,568	2,933,572
		senior secured second lien notes (5)(6)(11) (13.24%, due July 27, 2012)	2,000,000	1,953,832	2,020,000

Algorithmic Implementations, Inc.	software	senior secured notes(5)(6)(7)(11) (10.90%, due September 11, 2010)	20,750,000	18,837,140	18,837,140
(d/b/a “Ai Squared”)		common stock(9)		3,000,000	6,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.48%, due October 2, 2011)	13,750,000	13,245,264	13,245,264
		warrants to purchase common stock(9)		725,000	225,000

Punch Software LLC	software	senior secured notes(5)(6)(11)	9,000,000	8,856,960	8,856,960
		(10.64%, due October 30, 2011)
		warrants to purchase Class A-1 units(9)		200,000	100,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11)	14,500,000	14,516,717	13,775,000
		(10.83%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(5)(7)(11)	24,812,500	24,812,500	24,750,469
		(9.58%, due March 20, 2013)

PrePak Systems, Inc.	repackaging	senior secured notes(4)(5)(7)(11)	9,500,000	9,500,000	9,500,000
		(10.50%, due April 10, 2012)

Box Services, LLC	digital imaging	senior secured notes(4)(5)(7)(11)	13,185,000	13,185,000	13,185,000
		(10.38%, due April 30, 2012)

Pulvermedia, LLC	media productions	senior secured notes(5)(7)(13)	10,560,000	10,304,695	0
		(11.50%, due June 27, 2012)
		warrants to purchase common stock(9)		300,000	0

Hyland Software, Inc.	enterprise software	second lien senior secured notes(5)(11)	8,000,000	8,000,000	7,920,000
		(11.43%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(5)(11)	15,000,000	15,000,000	14,625,000
		(14.25%, due August 1, 2008)

Empire Scaffold, LLC	scaffold rental	senior secured term A notes(5)(11)	6,500,000	6,500,000	6,500,000
		(8.91%, due August 17, 2012)
		senior secured term B notes(4)(5)(11)	3,500,000	3,500,000	3,500,000
		(12.91%, due August 17, 2013)

Intergraph Corporation	enterprise software	second lien senior secured notes(5)(6)(11) (11.06%, due November 28, 2014)	14,300,000	14,176,474	14,049,750

Integra Telecomm, Inc.	telecommunications software	first lien senior secured notes(5)(6)(7)(11) (9.20%, due August 31, 2013)	4,987,500	4,797,248	4,925,156
		second lien senior secured notes(5)(6)(11) (11.96%, due February 28, 2014)	5,000,000	4,808,644	5,025,000

Educate, Inc.	education	second lien senior secured notes(5)(11) (10.50%, due June 14, 2014)	1,500,000	1,500,000	1,417,500

GXS Worldwide Inc.	software	first lien senior secured notes(5)(6)(7)(11) (9.20%, due March 31, 2013)	14,962,500	14,746,362	14,663,250

Palm, Inc.	consumer electronics	first lien senior secured notes(5)(6)(7)(11) (8.35%, due April 24, 2014)	19,950,000	17,998,132	16,957,500

Total Investments				$411,125,347	$385,367,749

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

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$8,933,424	$8,694,043	$19,382,948	$17,352,443
Interest income - cash and cash equivalents	68,691	103,030	124,683	224,549
Other income	323,645	1,025,462	531,425	1,305,712

Total investment income from non-affiliated/non-control investments	9,325,760	9,822,535	20,039,056	18,882,704

From control investments:
Interest income - debt investments	748,660	848,134	1,515,187	1,684,825
Other income	0	0	0	0

Total investment income from control investments	748,660	848,134	1,515,187	1,684,825

Total investment income	10,074,420	10,670,669	21,554,243	20,567,529

EXPENSES
Compensation expense	222,000	200,000	444,000	400,000
Investment advisory fees	1,904,271	1,781,001	4,084,126	3,422,556
Professional fees	375,689	191,512	725,616	442,697
Interest expense	1,261,630	1,233,562	3,323,067	2,237,788
General and administrative	538,656	307,606	934,604	479,347

Total expenses	4,302,246	3,713,681	9,511,413	6,982,388

Net investment income	5,772,174	6,956,988	12,042,830	13,585,141

Net change in unrealized appreciation or depreciation on investments	(955,331)	(6,822,463)	(23,354,727)	(9,847,924)

Net realized gains on investments	932,944	236,972	899,125	93,765

Net increase (decrease) in net assets resulting from operations	$5,749,787	$371,497	$(10,412,772)	$3,830,982

Net increase in net assets resulting from net investment income per common share:
Basic and diluted(1)	$0.25	$0.34	$0.54	$0.67
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted(1)	$0.25	$0.02	$(0.47)	$0.19
Weighted average shares of common stock outstanding:
Basic and diluted(1)	22,708,251	20,228,754	22,363,146	20,187,949

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share were increased retroactively by a factor of 1.021% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders on May 23, 2008. See Note 4 - Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30, 2008 (unaudited)	Year Ended December 31, 2007
Decrease in net assets from operations:
Net investment income	$12,042,830	$27,193,619
Net realized gains (losses) on investments	899,125	(12,560,990)
Net change in unrealized appreciation or depreciation on investments	(23,354,727)	(26,281,461)

Net decrease in net assets resulting from operations	(10,412,772)	(11,648,832)

Dividends from net investment income	(14,271,778)	(27,855,763)
Distributions from net realized capital gains	—	(1,148,636)
Tax return of capital distributions(1)	—	(639,411)

Distributions to shareholders	(14,271,778)	(29,643,810)

Capital share transactions:
Issuance of common stock (net of offering costs of $1,629,542)	20,934,434	21,578,771
Reinvestment of dividends	1,839,298	5,748,027

Net increase in net assets from capital share transactions	22,773,732	27,326,798

Total decrease in net assets	(1,910,818)	(13,965,842)
Net assets at beginning of period	257,369,503	271,335,345

Net assets at end of period (including over-distributed net investment income of $(2,506,518) and $(277,570), respectively)	$255,458,685	$257,369,503

Capital share activity:
Shares sold	4,339,226	1,437,500
Shares issued from reinvestment of dividends	286,908	420,393

Net increase in capital share activity	4,626,134	1,857,893

(1)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2008, approximately $0.12 per share of the Company’s distributions for 2008 would have been characterized as a tax return of capital to the Company’s stockholders.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(10,412,772)	$3,830,982
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided (used) by operating activities:
Purchases of investments	(18,290,000)	(77,250,300)
Repayments of principal	38,393,711	64,034,817
Proceeds from the sale of investments	31,974,197	258,996
Increase in investments due to PIK	(235,000)	(531,144)
Net realized gains on investments	(899,125)	(93,765)
Net change in unrealized appreciation or depreciation on investments	23,354,727	9,847,924
Decrease in interest receivable	1,311,564	270,246
Increase in prepaid expenses and other assets	(95,796)	(174,674)
Amortization of discounts	(1,004,056)	(810,320)
Decrease in investment advisory fee payable	(218,898)	(214,617)
Decrease in accrued interest payable	(253,588)	(77,837)
Increase in accrued expenses	1,795,137	116,554

Net cash provided (used) by operating activities	65,420,101	(793,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	22,563,976	0
Offering expenses from the issuance of common stock	(1,629,542)	0
Amounts borrowed under revolving credit facility	10,500,000	55,500,000
Amounts paid back under revolving credit facility	(77,000,000)	(42,000,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,839,298)	(12,432,480)	(13,323,767)

Net cash (used) provided by financing activities	(57,998,046)	176,233

Net increase (decrease) in cash and cash equivalents	7,422,055	(616,905)
Cash and cash equivalents, beginning of period	7,944,608	5,181,512

Cash and cash equivalents, end of period	$15,366,663	$4,564,607

NON-CASH FINANCING ACTIVITIES
Stock issued in connection with dividend reinvestment plan	$1,839,298	$3,277,705
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,576,655	$2,315,625

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial statements, including its net asset value.

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$312.1	$0.0	$0.0	$312.1

A reconciliation of the fair value of investments for the three month period ending June 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bi-lateral Investments	Broadly Syndicated Investments	Total
Beginning Balance	$240.2	$121.1	$361.3
Total losses (realized/unrealized) included in earnings	0.6	(0.6)	0.0
Purchases, issuances and settlements(1)	(18.6)	(30.6)	(49.2)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending Balance	$222.2	$89.9	$312.1

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0.6	$(2.2)	$(1.6)

(1)	Includes amortization of discounts of approximately $0.5 million.

A reconciliation of the fair value of investments for the six month period ending June 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(11.5)	(10.9)	(22.4)
Purchases, issuances and settlements(1)	(24.0)	(26.9)	(50.9)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$222.2	$89.9	$312.1

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(12.2)	$(10.3)	$(22.5)

(1)	Includes amortization of discounts of approximately $1.0 million.

NOTE 4. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share net–investment income	$5,772,174	$6,956,988	$12,042,830	$13,585,141
Numerator for basic and diluted income per share–net increase (decrease) in net assets resulting from operations	$5,749,787	$371,497	$(10,412,772)	$3,830,982
Denominator for basic and diluted income per share–weighted average shares(1)	22,708,251	20,228,754	22,363,146	20,187,949
Basic and diluted net investment income per common share(1)	$0.25	$0.34	$0.54	$0.67
Basic and diluted net increase (decrease) in net assets resulting from operations per common share(1)	$0.25	$0.02	$(0.47)	$0.19

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by Statement of Financials Accounting Standards No. 128 - Earnings per Share, or SFAS 128, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021% for all periods presented. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20th ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

The Company has also entered into an Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the administration agreement, including a portion of the rent and the compensation of the chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that the Board of Directors must monitor.

For the quarters ended June 30, 2008 and 2007, TICC incurred investment advisory fees of $1,904,271 and $1,781,001; for the six months ended June 30, 2008 and 2007, respectively, TICC incurred investment advisory fees of $4,084,126 and $3,422,556, of which $1,904,270 and $1,780,900 remained payable to TICC Management at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended June 30, 2008 and 2007, respectively, TICC incurred $222,000 and $200,000 in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2008 and 2007, respectively, TICC incurred $444,000 and $400,000 in such expenses, of which $204,381 and $146,249 remained payable at the end of the respective quarter. TICC also incurred $19,124 and $17,732 for reimbursement of facility costs for the three months ended June 30, 2008 and 2007, respectively; for the six months ended June 30, 2007 and 2007, respectively, TICC incurred $38,250 and $35,732 in such expenses, of which amounts $0 remained payable at the end of each period.

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

On June 30, 2008, the Company paid a dividend of $0.30 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2008 will be funded primarily from net investment income. However, for the six months ended June 30, 2008, the Company had net investment income of approximately $0.54 per share, compared to aggregate distributions to stockholders of approximately $0.66 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2008, approximately $0.12 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2008 was $9.75, and at December 31, 2007 was $11.94. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2008 and 2007, the Company received PIK fee income of $235,000 and PIK interest income of $21,863, respectively, and recorded a corresponding increase in the cost of the investment. For the six months ended June 30, 2008 and 2007, the Company recorded PIK income of $235,000 and $531,144, respectively.

In addition, the Company recorded original issue discount income (“OID”) of approximately $475,281 and $1,004,055 for the three and six months ended June 30, 2008, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had approximately $384,798 and $810,320 in OID income for the three and six months ended June 30, 2007.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2008 and 2007, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months and six months ending June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$10.81	$13.60	$11.94	$13.77

Net investment income(1)	0.25	0.34	0.54	0.67
Net realized and unrealized capital gains (losses)(2)	0.01	(0.32)	(1.01)	(0.48)
Effect of shares issued, net of offering expenses	(1.02)	0.01	(1.06)	0.03

Total from investment operations	(0.76)	0.03	(1.53)	0.22

Total distributions(3)	(0.30)	(0.36)	(0.66)	(0.72)

Net asset value at end of period	$9.75	$13.27	$9.75	$13.27

Per share market value at beginning of period	$7.52	$16.91	$9.23	$16.14
Per share market value at end of period	$5.46	$15.79	$5.46	$15.79
Total return(4)	(23.40)%	(4.49)%	(34.61)%	2.19%
Shares outstanding at end of period	26,189,851	19,907,086	26,189,851	19,907,086

Ratios/Supplemental Data
Net assets at end of period (000’s)	$255,459	$264,207	$255,459	$264,207
Average net assets (000’s)	$239,778	$272,266	$249,956	$272,908
Ratio of expenses to average net assets(5)	7.18%	5.46%	7.61%	5.12%
Ratio of expenses, excluding interest expense, to average net assets(5)	5.07%	3.64%	4.95%	3.48%
Ratio of net investment income to average net assets(5)	9.63%	10.22%	9.64%	9.96%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)

Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of realized and unrealized capital gains (losses).

(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2008, approximately $0.12 per share of the Company’s distributions for 2008 would have been characterized as a tax return of capital to the Company’s stockholders.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2008 and December 31, 2007, respectively, cash and cash equivalents consisted of:

	June 30, 2008	December 31, 2007
Eurodollar Time Deposit (due 7/1/08 and 1/2/08)	$15,366,663	$7,944,608

Cash and Cash Equivalents	$15,366,663	$7,944,608

NOTE 12. COMMITMENTS

As of June 30, 2008, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. REVOLVING CREDIT AGREEMENT

The Company has a revolving credit facility (the “Credit Facility”), with Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. As of June 30, 2008, the amount of the Credit Facility was $150 million, with RBC and BB&T each providing $75 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of January 29, 2009.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

Effective January 31, 2008, the Company amended its Credit Facility, extending the termination date from April 11, 2008 to January 29, 2009. RBC remains agent under the Credit Facility and RBC and BB&T remain lenders thereunder. In connection with the amendment, the Credit Facility was reduced from $180 million to $150 million as a result of the removal of Commerzbank AG as a lender. Under the terms of the amended Credit Facility, drawdowns will continue to bear interest on the same terms as before the amendment, which is generally 1.75% over LIBOR. As of June 30, 2008, the average interest rate on our borrowings was 4.23%.

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

The Company had outstanding borrowings of $70.0 million under the Credit Facility as of June 30, 2008 and related accrued interest payable of approximately $57,000; the Company had borrowings of approximately $136.5 million as of December 31, 2007 and related interest payable of approximately $310,000.

Pursuant to the Company’s request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. The Company repaid $15 million under the Credit Facility subsequent to June 30, 2008.

NOTE 14. SUBSEQUENT EVENTS

On July 31, 2008, the Board of Directors declared a distribution of $0.20 per share for the third quarter, payable on September 30, 2008 to shareholders of record as of September 10, 2008.

Pursuant to the Company’s request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. The Company repaid $15 million under the Credit Facility subsequent to June 30, 2008.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of June 30, 2008, our debt investments had stated interest rates of between 5.99% and 15.48% (excluding GenuTec) and maturity dates of between 3 and 76 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.3%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind” or “PIK” interest of other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. There was $235,000 of other income attributable to PIK associated with an amendment fee for our investment in Group 329, LLC (d/b/a “the CAPS Group”) during the quarter ended June 30, 2008.

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

To the extent possible, our loans will be collateralized by a security interest in the borrower’s assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly with most debt investments having scheduled principal payments on a monthly or quarterly basis. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower’s stock.

On May 23, 2008 we issued to our stockholders of record as of May 23, 2008 transferable rights to subscribe for up to 4,339,226 shares of our common stock. Record date stockholders received one right for each outstanding share of common stock owned on the record date. The rights, which entitled holders to purchase one new share of common stock for every five rights held, were listed for trading on the Nasdaq Global Select Market under the symbol “TICCR.” The rights offering, which was oversubscribed, resulted in the issuance of approximately 4.3 million shares of TICC common stock on June 18, 2008. The net proceeds after payment of dealer-manager fees and after other offering-related expenses were approximately $20.9 million. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility.

During the quarter ended June 30, 2008, we received a total of $18.9 million of proceeds from principal repayments on debt investments and we received net proceeds of approximately $32.0 million from the sale of portfolio investments.

During the quarter ended June 30, 2008, we recorded net unrealized depreciation on investments of approximately $955,000, largely due to the reversal of previously recorded unrealized appreciation on our debt and equity investment in Aviel Services, Inc., upon the repayment and sale, respectively, of those investments; this was partially offset by the reversal of previously recorded unrealized depreciation on our investment participation in several syndicated loans upon the sale of those investments. The sale of portfolio investments during the quarter resulted in a realized gain of approximately $933,000. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Investments.”

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $312.1 million and $385.4 million at June 30, 2008 and December 31, 2007, respectively. The decrease in investments during the six month period was due primarily to the sale of portfolio investments and debt repayments totaling approximately $70.4 million and unrealized depreciation of approximately $23.3 million. This decrease was partially offset by additional investments in five existing portfolio companies of approximately $18.3 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2008 and the year ended December 31, 2007, we had repayments of $18.9 million and $87.3 million, respectively. The repayments on our debt investments during the quarter ended June 30, 2008 largely consisted of repayments by Aviel Services, Inc. of $14.5 million. Also during the quarter ended June 30, 2008, we received approximately $32.0 million from the sale of portfolio securities, largely resulting from the sale of our investments in Intergraph Corporation ($14.2 million), Integra Telecomm, Inc. ($7.7 million) and Iridium Satellite LLC ($7.4 million).

At June 30, 2008, we had investments in debt securities of, or loans to, 26 portfolio companies, with a fair value of approximately $303.3 million, and equity investments with a fair value of approximately $8.8 million. At December 31, 2007, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $375.9 million, and equity investments with a fair value of approximately $9.5 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$385.4	$326.2
Portfolio Investments Acquired	18.3	187.9
Debt repayments	(38.4)	(87.3)
Sales of securities	(32.0)	(4.7)
Payment in Kind	0.2	0.5
Original Issue Discount	1.0	1.6
Net Unrealized (Depreciation) Appreciation	(23.3)	26.3
Net Realized Gains (Losses)	0.9	(12.5)

Ending Investment Portfolio	$312.1	$385.4

The following table indicates the quarterly portfolio investment activity for each quarter in the six month period ended June 30, 2008 and the year ended December 31, 2007:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2008	$1.0	$18.9	$32.0
March 31, 2008	17.3	19.5	0.0

	$18.3	$38.4	$32.0

December 31, 2007	43.9	17.2	4.1
September 30, 2007	66.8	6.4	0.0
June 30, 2007	50.8	31.2	0.2
March 31, 2007	26.4	32.5	0.4

Total	$187.9	$87.3	$4.7

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$273.7	87.7%	$330.1	85.7%
Senior Unsecured Notes	17.7	5.7%	32.5	8.4%
Senior Subordinated Unsecured Notes	11.9	3.8%	13.3	3.4%
Common Stock	6.0	1.9%	6.0	1.6%
Warrants	2.8	0.9%	3.5	0.9%

Total	$312.1	100.0%	$385.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions )		(dollars in millions )
Software	$53.9	17.3%	$57.0	14.8%
Digital imaging	25.4	8.2%	34.1	8.8%
IT value-added reseller	25.2	8.1%	27.2	7.1%
Satellite communications	25.0	8.0%	35.2	9.1%
Web-based services	24.8	8.0%	15.0	3.9%
Advertising	22.2	7.1%	24.7	6.4%
Semiconductor capital equipment	20.5	6.6%	23.6	6.1%
Geospatial imaging	16.7	5.3%	17.2	4.5%
Digital media	14.1	4.5%	14.4	3.7%
Real estate	13.5	4.3%	14.6	3.8%
Consumer electronics	12.9	4.1%	17.0	4.4%
Scaffold rental	10.9	3.5%	10.0	2.6%
Virtual workforce services	10.7	3.4%	10.6	2.8%
Repackaging	10.4	3.3%	9.5	2.5%
Enterprise software	9.9	3.2%	22.0	5.7%
IT consulting	8.2	2.6%	27.5	7.1%
Telecommunications services	4.5	1.5%	10.0	2.6%
Interactive voice messaging service	2.0	0.6%	2.5	0.6%
Education	1.3	0.4%	1.4	0.4%
Logistics technology	0.0	0.0%	11.9	3.1%

	$312.1	100.0%	$385.4	100.0%

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

We believe that we may begin to see opportunities to generate higher returns than we have historically, given the changes in the credit environment over the past year. At the same time, we recognize that it may be difficult to raise capital in the near future in light of our stock price and the current state of the debt and equity markets. We are also sensitive to the negative implications of maintaining a larger, fully-drawn credit facility given the uncertainty currently existing in the credit markets. Since the end of the first quarter, and in the absence of having received a written offer for extension of our credit facility from our existing lenders, we have taken steps to reduce our borrowings under our credit facility, and effective August 6, 2008 we have reduced the amount of the facility from $150 million to $55 million. On a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and terms with a longer maturity that more closely matches the maturity of our investments, we are better served by de-levering the portfolio. As a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio. We also note that largely as a result of this de-levering, our Board has determined to adjust the quarterly dividend to a more appropriate level, consistent with that idea.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2008 and December 31, 2007, respectively, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2008 and December 31, 2007, our debt investment portfolio was graded as follows:

		June 30, 2008
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$57.8	16.1%	$57.5	19.0%
2	Full repayment of principal and interest is expected	154.9	43.0%	147.1	48.5%
3	Requires closer monitoring, but full repayment of principal and interest is expected	122.6	34.1%	95.7	31.5%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	24.6	6.8%	3.0	1.0%

		$359.9	100.0%	$303.3	100.0%

		December 31, 2007
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$47.5	12.6%	$34.7	11.0%
2	Full repayment of principal and interest is expected	227.0	60.4%	213.6	67.6%
3	Requires closer monitoring, but full repayment of principal and interest is expected	97.9	26.1%	67.5	21.4%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	3.5	0.9%	—	0.0%

		$375.9	100.0%	$315.8	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grades 3, 4 or 5 may fluctuate from period to period.

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

During the first quarter of 2008, Pulvermedia indicated that it was projecting a sudden and dramatic decline in projected revenues and earnings for the year. Based upon the review of the company’s financial projections and operating cashflow forecasts, we determined that the debt investment warranted a complete write-down of $10.3 million, and the warrants were written-off as well, in the amount of $300,000 as of December 31, 2007. The investment was assigned a credit rating of Grade 5, and was placed on non-accrual status as of December 31, 2007. In the six month period ending June 30, 2008, we recovered $1.7 million from Pulvermedia; the cost basis of the investment was reduced by this amount, resulting in a reversal of previously recorded unrealized depreciation in the same amount.

As of March 31, 2008, we determined that our investment in WHITTMANHART, Inc. (“WHITTMANHART”) senior secured notes required closer monitoring and downgraded this investment from a 2 to a 3 rating. Our total investment in WHITTMANHART at that time consisted of principal amount of $12.0 million in senior secured notes which bear interest at 11.58%, and warrants which are carried at no value. We adjusted the fair value of the debt investment to $8.4 million based upon a combination of a deteriorating credit profile and widening credit spreads in the market. During the quarter ended June 30, 2008, WHITTMANHART repaid $350,000 in principal. Based upon improved operating statistics and stable credit spreads we have maintained our relative pricing on this investment.

As of March 31, 2008 we determined that our investment in Group 329, LLC (d/b/a The CAPS Group) (“CAPS”), due to further credit deterioration and widening interest rate spreads, warranted a markdown of approximately $5.8 million on the term B notes and approximately $1.2 million on the term A notes; the term B notes had previously been marked down by $2.5 million as of December 31, 2007. We continue to consider the investment credit rating to be 3. Our total investment in CAPS currently consists of a principal amount of $23.3 million ($10.3 million term A notes, and $13.0 million term B notes). The term A notes are currently amortizing, and the term B notes commence amortization payments in February 2011. For the quarter ended June 30, 2008, we have maintained our relative pricing on this investment.

We consider the indicative quotes provided by the agent banks in determining the fair value of our non-bilateral investments, as well as other analytical procedures and the good faith judgment of the Board. Based upon these fair value determinations as of June 30, 2008, we recorded net unrealized depreciation of $2.2 million for the quarter, in the aggregate, on the non-bilateral portfolio. We also recorded net unrealized appreciation of approximately the same amount as a result of the reversal of previously recorded unrealized depreciation associated with the sale of our participation in several broadly syndicated loans. See “Note 3. Investment Valuation” included in the notes to our unaudited financial statements for the quarter ended June 30, 2008 set forth in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2008 to the three months ended June 30, 2007.

Investment Income

Investment income for the three months ended June 30, 2008 was approximately $10.1 million compared to approximately $10.7 million for the three months ended June 30, 2007. This decrease resulted primarily from lower income related to fees on our portfolio investing activities during the second quarter of 2008 due to fewer originations. Interest income on our debt investments for the three month period ended June 30, 2008 was approximately $9.7 million compared to approximately $9.5 million for the same period in 2007 as the principal value on our debt investment portfolio increased from $333.8 million to $359.9 million. For the quarter ended June 30, 2008 investment income consisted of approximately $9.2 million in cash interest from portfolio investments, approximately $475,000 in amortization of original issue discount and approximately $69,000 in cash interest from cash and cash equivalents.

For the quarter ended June 30, 2007, investment income consisted of approximately $9.1 million in cash interest from portfolio investments, approximately $21,000 in PIK interest from one investment, approximately $385,000 in amortization of original issue discount, and approximately $103,000 in cash interest from cash and cash equivalents.

As of June 30, 2008, our debt investments had stated interest rates of between 5.99% and 15.48% (excluding GenuTec) and maturity dates of between 3 and 76 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.3% compared to 11.8% as of June 30, 2007. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended June 30, 2008, other income of approximately $324,000 was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, including PIK income associated with an amendment fee on our investment in Group 329, LLC, term B notes, compared to other income of approximately $1.0 million for the same period in 2007.

Operating Expenses

Operating expenses for the quarter ended June 30, 2008 were approximately $4.3 million. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. Expenses increased approximately $0.6 million from the quarter ended June 30, 2007, attributable primarily to an increase of approximately $230,000 in general and administrative expenses and an increase of approximately $184,000 in professional fees. Operating expenses for the quarter ended June 30, 2007 were approximately $3.7 million.

The investment advisory fee for the second quarter of 2008 was approximately $1.9 million, representing the base fee for the period as provided for in the investment advisory agreement as well as incentive fees earned of approximately $205,000. The investment advisory fee in the comparable period in 2007 was approximately $1.8 million which includes incentive fees of approximately $107,000. The increase of approximately $100,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of June 30, 2008 and December 31, 2007, respectively, approximately $1.9 million and $2.1 million of investment advisory fees remained payable to TICC Management.

Interest expense was approximately $1.3 million for the quarter ended June 30, 2008 compared to approximately $1.2 million for the same quarter in the prior year, as a result of the higher average level of borrowings outstanding under our credit facility during the second quarter of 2008. The average interest rate on the amounts borrowed was approximately 4.23% as of June 30, 2008 compared with 7.16% as of the comparable period in 2007. At June 30, 2008 and December 31, 2007, respectively, approximately $57,000 and $310,000 of interest expense under our credit facility remained payable. Approximately $55.0 million was outstanding under the credit facility as of August 8, 2008.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $376,000 for the quarter ended June 30, 2008, compared to approximately $191,000 for the quarter ended June 30, 2007. This increase was the result of greater valuation fees of approximately $107,000, legal costs of approximately $70,000 and audit fees of approximately $9,000 incurred during the quarter ended June 30, 2008.

Compensation expenses were approximately $222,000 for the quarter ended June 30, 2008, compared to approximately $200,000 for the quarter ending June 30, 2007, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $22,000 reflects a higher accrual for estimated bonuses. At June 30, 2008 and December 31, 2007, respectively, approximately $204,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $539,000 for the three months ended June 30, 2008 compared to approximately $308,000 for the same period in 2007. This increase was primarily a result of greater bank fees of approximately $152,000 associated with our senior secured revolving credit facility as well as greater printing costs of approximately $30,000. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2008, we had net realized gains on investments of approximately $933,000. During this period, we realized a capital gain of approximately $1.6 million due to the repayment on our debt and sale of our equity investment in Aviel Services, Inc. This gain was partially offset by realized losses associated with the sale of several of our debt investments in broadly syndicated loans of approximately $700,000. For the three months ended June 30, 2007, we had a realized gain of approximately $237,000.

During the quarter ended June 30, 2008, we incurred net unrealized depreciation of approximately $955,000, largely due to the write-downs of several of our investments in broadly syndicated loans of approximately $3.3 million and the reversal of previously recorded unrealized appreciation associated with the repayment of our debt and equity investment in Aviel Services, Inc. ($1.6 million). This was partially offset by unrealized appreciation associated with the reversal of previously recorded unrealized depreciation as a result of the sale of several of our investments in broadly syndicated loans of approximately $2.0 million as well as unrealized appreciation associated with write-ups of several of our bilateral investments (approximately $2.0 million). For the three months ended June 30, 2007, we had net unrealized depreciation of approximately $6.8 million.

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $5.7 million for the quarter ended June 30, 2008 compared to a net increase of approximately $0.4 million for the comparable period in 2007. This increase was attributable directly to decreased net unrealized depreciation on investments.

Based on a weighted-average of 22,708,251 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2008 was approximately $0.25 for basic and diluted, compared to a net increase in net assets of approximately $0.02 per share for the same period in 2007.

As required by Statement of Financials Accounting Standards No. 128 - Earnings per Share, or SFAS 128, as a result of the rights offering which closed in June 2008, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021% for all prior periods presented. This factor represents the impact of the bonus element of the rights offering on our common stock.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2008 to the six months ended June 30, 2007.

Investment Income

Investment income for the six months ended June 30, 2008 was approximately $21.6 million compared to approximately $20.6 million for the six months ended June 30, 2007. This increase resulted primarily from our portfolio investing activities throughout 2007 and through the second quarter of 2008, as our debt investment portfolio increased in principal value from $333.8 million to $359.9 million. For the six months ended June 30, 2008 investment income consisted of approximately $19.9 million in cash interest from portfolio investments, approximately $1.0 million in amortization of original issue discount and approximately $125,000 in cash interest from cash and cash equivalents.

For the six months ended June 30, 2007, investment income consisted of approximately $17.8 million in cash interest from portfolio investments, approximately $372,000 in PIK interest from two debt investments, approximately $810,000 in amortization of original issue discount, and approximately $225,000 in cash interest from cash and cash equivalents.

As of June 30, 2008, our debt investments had stated interest rates of between 5.99% and 15.48% (excluding GenuTec) and maturity dates of between 3 and 76 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.3% compared to 11.8% as of June 30, 2007. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the six months ended June 30, 2008, other income of approximately $531,000 was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $1.3 million for the same period in 2007.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were approximately $9.5 million compared to approximately $7.0 million for the six months ended June 30, 2007. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. The increase of approximately $2.5 million over the same period in 2007, was attributable primarily to an increase of approximately $1.1 million in interest expense, greater investment advisory fees of approximately $662,000 and an increase of approximately $738,000 million in professional fees and general and administrative expenses.

The investment advisory fee for six months ended 2008 was approximately $4.1 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $413,000. The investment advisory fee in the comparable period in 2007 was approximately $3.4 million which consisted of the base fee for the period as well as incentive fees of approximately $119,000. The increase of approximately $662,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of June 30, 2008 and December 31, 2007, respectively, approximately $1.9 million and $2.1 million of investment advisory fees remained payable to TICC Management.

Interest expense was approximately $3.3 million for the six months ended June 30, 2008 compared to approximately $2.2 million for the same period in the prior year, as a result of the higher level of borrowings outstanding under our credit facility. The average interest rate on the amounts borrowed was approximately 4.23% as of June 30, 2008 compared with 7.16% as of the comparable period in 2007. At June 30, 2008 and December 31, 2007, respectively, approximately $57,000 and $310,000 of interest expense under our credit facility remained payable. Approximately $55.0 million was outstanding under the credit facility as of August 8, 2008.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $726,000 for the six months ended June 30, 2008, compared to approximately $443,000 for same period in 2007. The increase is primarily related to increased valuation fees of approximately $160,000, greater legal fees of approximately $138,000 for general corporate matters, partially offset by lower auditing fees of approximately $11,000.

Compensation expense was approximately $444,000 for the six months ended June 30, 2008, compared to approximately $400,000 for the comparable period in 2007, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $44,000 from 2007 reflects higher base salaries as well as an increased year-to-date accrual of estimated bonuses. At June 30, 2008 and December 31, 2007, respectively, approximately $204,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $935,000 for the six months ended June 30, 2008 compared to approximately $479,000 for the same period in 2007. This increase was primarily a result of bank fees associated with our senior secured revolving credit facility in 2008 and higher printing and facility costs. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2008, we had net realized gains on investments of approximately $899,000. During this period, we realized a capital gain of approximately $1.6 million on our investment Aviel Services, Inc. This gain was partially offset by realized losses of approximately $700,000 associated with the sale of several of our broadly syndicated loans. For the six months ended June 30, 2007, we had net unrealized appreciation of approximately $94,000.

During the six months ended June 30, 2008, we recorded net unrealized depreciation on investments of approximately $23.4 million, largely due to write-downs of our debt investments in CAPS term A and B notes ($7.2 million) and WHITTMANHART, Inc. ($3.6 million). We also recorded unrealized depreciation on our non-bilateral investments of approximately $10.2 million for the six months ended June 30, 2008 due in part to changes in the interest rate environment and the credit markets generally. In addition, we experienced net unrealized depreciation on other bilateral investments in an aggregate amount of approximately $2.4 million. The primary components of this net unrealized depreciation are: Pulvermedia (recovery of $1.8 million resulting in a reduction of cost and corresponding unrealized gain), Algorithmic Implementations, Inc. (unrealized gain on debt investment of $1.5 million), and net unrealized depreciation on all other bilateral investments of approximately $5.7 million. For the six months ended June, 2007, we had net unrealized depreciation of approximately $9.8 million.

Please see “—Portfolio Grading” above for more information.

Net (Decrease) Increase in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $10.4 million for the six months ended June 30, 2008 compared to a net increase of approximately $3.8 million for the comparable period in 2007. This decrease was attributable primarily to higher net unrealized depreciation on investments, which offset improved net investment income performance.

Based on a weighted-average of 22,363,146 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for six months ended June 30, 2008 was approximately ($0.47), compared to an increase in net assets of approximately $0.19 per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2008, cash and cash equivalents increased from approximately $7.9 million at the beginning of the period to approximately $15.4 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $65.4 million, largely reflecting principal repayments and proceeds from the sale of investments of approximately $70.4 million, and net investment income partially offset by new investments of approximately $18.3 million. During the period, net cash used in financing activities was approximately $58.0 million, reflecting the distribution of dividends of approximately $12.4 million and approximately $77.0 million for the repayment of amounts borrowed under our current revolving credit facility, partially offset by the net proceeds from the issuance of common stock of approximately $20.9 million and amounts borrowed under the credit facility of approximately $10.5 million.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of June 30, 2008.

	Payments Due By Year (dollars in millions)
	Total	2008	2009
Senior Secured Revolving Credit Facility(1)	$70.0	$—	$70.0

(1)

At June 30, 2008, $80.0 million remained unused under our senior secured revolving credit facility. Pursuant to our request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. We repaid $15 million under the Credit Facility subsequent to June 30, 2008. We continue to discuss the replacement or extension of our existing credit facility with a range of financial institutions including our current providers.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $4.1 million for investment advisory services and $0.9 million for administrative services for the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At June 30, 2008 and December 31, 2007, respectively, we had outstanding borrowings of $70.0 million and $136.5 million, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$150.0	$70.0	$150.0	$136.5

On May 18, 2005, we entered into an uncommitted $35 million senior secured revolving credit facility (the “Credit Facility”) with Bayerishe Hypo-Und Vereinsbank AG (“HVB”), as administrative agent and lender. On October 13, 2005, we entered into an agreement to increase the Credit Facility from $35 million to $100 million through February 2006, with Royal Bank of Canada (“RBC”) as an additional lender. Effective February 16, 2006, we entered into an agreement pursuant to which RBC replaced HVB as administrative agent under our Credit Facility. Concurrent with its appointment, RBC agreed to make $40 million available under the Credit Facility.

On April 11, 2006, we entered into an amended and restated Credit Facility, with RBC as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. Under the amended and restated Credit Facility, the amount of our Credit Facility was increased to $100 million, with each lender providing $50 million under the facility. The Credit Facility supplements our equity capital and provides funding for additional portfolio investments, as well as general corporate matters. On May 7, 2007, the Credit Facility was amended to increase the amount available to $150 million. On June 27, 2007, the Credit Facility was further amended to increase the amount available to $180 million and to add Commerzbank AG (“Commerzbank”) as an additional lender.

Pursuant to further amendment entered into on January 31, 2008, Commerzbank was removed as a lender and the Credit Facility was decreased to $150 million. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of January 29, 2009.

Pursuant to our request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. We repaid $15 million under the Credit Facility subsequent to June 30, 2008. We continue to discuss the replacement or extension of our existing credit facility with a range of financial institutions including our current providers.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
July 31, 2008	September 10, 2008	September 30, 2008	$0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36	(1)

Total (2008)			0.86

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(2)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(3)

Total Distributions:			$5.12	(4)

(1)

Through June 30, 2008, we paid a dividend of $0.66 per share. For tax purposes, we expect that dividends for the fiscal year ended December 31, 2008 will be funded primarily from undistributed net investment income. However, for the six months ended June 30, 2008, we had net investment of approximately $0.54 per share, compared to aggregate distributions to stockholders of approximately $0.66 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2008, approximately $0.12 per share of our distributions would have been characterized as a tax return of capital to our stockholders. We cannot assure you that a portion of our distributions for the fiscal year ended December 31, 2008 will not be characterized as a tax return of capital.

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

RECENT DEVELOPMENTS

On July 31, 2008, the Board of Directors declared a distribution of $0.20 per share for the third quarter, payable on September 30, 2008 to shareholders of record as of September 10, 2008.

Pursuant to our request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. We repaid $15 million under the Credit Facility subsequent to June 30, 2008. We continue to discuss the replacement or extension of our existing credit facility with a range of financial institutions including our current providers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2008, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-seven debt investments were at variable rates, representing approximately $14.4 million and $345.5 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR for all variable rate debt investments on accrual status, and no other change in our portfolio as of June, 2008. We have also assumed a borrowing of $70.0 million under the credit facility. Under this analysis, net investment income would increase approximately $2.5 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of June 30, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2007 we had $180.0 million available to us under a credit facility, of which we had borrowed approximately $136.5 million. As of January 31, 2008, our credit facility was reduced to $150.0 million. At June 30, 2008, we had borrowed approximately $70.0 million, and we currently have drawn approximately $55.0 million under our credit facility as of August 8, 2008. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC and Branch Banking and Trust Company, or BB&T, each serve as a lender under our credit facility. Pursuant to the Company’s request and in accordance with the terms of the credit facility, the amount under the credit facility was reduced from $150 million to $55 million, effective August 6, 2008.

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

Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, our credit facility is scheduled to expire in January 2009 and we have not yet received a written offer for extension of our credit facility from our existing lenders. If our facility is not renewed or extended, we may be required to sell a portion of our investments and repay our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,189,851 shares are issued and outstanding as of June 30, 2008. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. At June 30, 2008, we had borrowed approximately $70.0 million, and we currently have drawn approximately $55.0 million under our credit facility as of August 8, 2008. RBC serves as administrative agent under our credit facility, and RBC and BB&T each serve as a lender under our credit facility. Some of our investments in debt securities are at fixed rates and others at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. During the second and third quarters of 2004, during the same periods of 2006, during the third and fourth quarters of 2007, and during the first and second quarters of 2008, our shares of common stock traded at a discount to the net asset value attributable to those shares.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio. As a result, our Board has determined to adjust the third quarter distribution to a level more consistent with that idea.

Stockholders may incur dilution if we issue warrants, options or rights to subscribe to, covert to, or purchase shares of our common stock in one or more offerings.

At our 2008 annual meeting of stockholders, our stockholders approved a proposal designed to allow us to access the capital markets in ways that were previously unavailable to us as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorized us to issue warrants, options or rights to subscribe to, covert to, or purchase shares of our common stock in one or more offerings. Any decision to issue warrants, options or rights to subscribe to, covert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to issue warrants, options or rights to subscribe to, convert to, or purchase shares of our common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock. In addition, such convertible securities could be issued with exercise or conversion prices below our current net asset value per share.

Because the applicable exercise or conversion price, the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2008, we issued a total of 286,908 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.8 million.

On June 13, 2008, we closed a transferable right-offering of our common stock. This resulted in a total sale of 4,339,226 shares of our common stock. We raised approximately $20.9 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our current revolving credit facility.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 2008, we held our Annual Meeting of Shareholders in Greenwich, Connecticut. Shareholders voted on four matters; the substance of these matters and the results of the voting of each such matter are described below.

1. Election of Directors: Shareholders elected directors, each of whom will serve for three years, or until his successor is elected and qualified. Votes were cast as follows:

	FOR	WITHHELD
Charles M. Royce	16,419,770	3,713,015
Steven P. Novak	17,800,711	2,332,074

The following directors are continuing as directors of the Company for their respective terms – Jonathan H. Cohen, Tonia L. Pankopf and G. Peter O’Brien.

2. Ratification of selection of independent auditors: To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. Votes were cast as follows:

FOR	AGAINST	ABSTAIN
18,200,193	1,836,385	96,207

3. Authorization to sell shares of the Company’s common stock below net asset value: Approval to authorize the Company, with approval of its Board of Directors, to sell shares of its common stock at a price or prices below the Company’s then current net asset value per share in one or more offerings. Votes were cast as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,301,364	3,301,601	159,233	9,370,588

For the purpose of the third proposal, the broker non-votes had the effect of a vote against the proposal and therefore the third proposal did not receive the required shareholder approval to pass.

4. Approval to authorize the Company to issue warrants, options or rights to subscribe to, covert to, or purchase the Company’s common stock in one or more offerings. Votes were cast as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,114,493	2,477,738	169,967	9,370,588

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed on April 14, 2006).

10.6	First Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed May 9, 2007).

10.7	Second Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed June 28, 2007).

10.8	Third Amendment to Amended and Restated Credit Agreement between Registrant and Royal Bank of Canada (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed February 5, 2008).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: August 11, 2008	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Date: August 11, 2008	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy
Chief Financial Officer
( Principal Accounting Officer)