Form 10-Q
period 2008-09-30
TICC Capital Corp.
filed 2008-11-10
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 7, 2008 was 26,296,293.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investments, at fair value (cost: $313,610,760 @ 9/30/08; $411,125,347 @ 12/31/07)
Non-affiliated/non-control investments ($292,753,553 @ 9/30/08; $389,288,207 @ 12/31/07)	$240,129,706	$360,530,609
Control investments (cost: $20,857,207 @ 9/30/08; $21,837,140 @ 12/31/07)	25,175,000	24,837,140

Total investments at fair value	265,304,706	385,367,749

Cash and cash equivalents	11,827,732	7,944,608
Investments sold not settled	1,260,000	0
Interest receivable	1,475,223	2,876,424
Prepaid expenses and other assets	164,878	201,372

Total assets	$280,032,539	$396,390,153

LIABILITIES
Investment advisory fee payable to affiliate	$1,608,658	$2,123,168
Accrued interest payable	9,098	310,312
Accrued expenses	1,789,661	87,170
Loans payable	30,000,000	136,500,000

Total liabilities	33,407,417	139,020,650

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,296,293 and 21,563,717 issued and outstanding, respectively	262,963	215,637
Capital in excess of par value.	319,852,061	296,578,543
Net unrealized depreciation on investments	(48,306,054)	(25,757,598)
Accumulated net realized losses on investments	(23,144,981)	(13,389,509)
Distributions in excess of investment income	(2,038,867)	(277,570)

Total net assets	246,625,122	257,369,503

Total liabilities and net assets	$280,032,539	$396,390,153

Net asset value per common share	$9.38	$11.94

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(9) (11.00%, due Jan. 28, 2009)	$14,358,128	$14,358,128	$13,065,896

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

The Endurance International Group, Inc.	Web hosting	convertible preferred stock(7)		423,750	1,695,500

Avue Technologies Corp.	software	warrants to purchase common units(7)		13,000	13,000

3001, Inc.	geospatial imaging	senior unsecured notes(4)(9)	17,200,000	17,200,000	17,200,000
		(9.20%, due Oct. 1, 2010)

Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)(9) (9.32%, due Feb. 8, 2010)	21,500,000	21,429,141	21,500,000
		warrants to purchase common stock(7)		600,000	2,200,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(9) (11.58%, due March 23, 2010)	5,350,000	5,350,000	5,216,250
		warrants to purchase common stock(7)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(11) (10.96%, due March 31, 2011)	10,500,000	10,500,000	1,000,000

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(4)(5)(9) (10.25%, due June 30, 2010)	10,500,000	10,430,394	10,395,000
		warrants to purchase convertible preferred stock (7)		200,000	250,000

NetQuote, Inc.	web-based services	senior secured notes(4)(9) (9.50%, due May 1, 2011)	24,500,000	24,500,000	23,397,500

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,500,000	2,673,332	2,049,139
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(9) (11.89%, due February 28, 2012)	5,467,804	5,454,372	4,784,329
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(9) (12.39%, due February 28, 2013)	17,485,000	17,419,293	3,497,000
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6)(9) (10.75%, due April 29, 2011)	21,550,000	21,550,000	19,502,750

Power Tools, Inc.	software	senior secured notes(4)(5)(6)(9) (12.00%, due May 16, 2014)	10,312,500	10,132,805	7,900,406
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)(9) (9.84%, due September 11, 2010)	19,175,000	17,857,207	19,175,000
		common stock		3,000,000	6,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6) (15.48%, due October 2, 2011)	12,750,000	12,369,612	11,506,875
		warrants to purchase common stock(7)		725,000	225,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Punch Software LLC	software	senior secured notes(4)(5)(9) (11.64%, due October 30, 2011)	7,350,000	7,246,401	6,504,750
		warrants to purchase Class A-1 units(7)		200,000	100,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)(9) (9.76%, due May 30, 2013)	14,500,000	14,514,399	12,325,000

AKQA, Inc.	advertising	senior secured notes(4)(6)(9) (7.69%, due March 20, 2013)	14,650,316	14,650,316	11,720,253

PrePak Systems, Inc.	repackaging	senior secured notes(4)(6)(9) (10.01%, due April 10, 2012)	10,250,000	10,250,000	10,045,000

Box Services, LLC	digital imaging	senior secured notes(4)(6)(9) (7.74%, due April 30, 2012)	12,538,331	12,538,331	11,284,498

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)(9) (9.30%, due July 31, 2014)	11,000,000	10,919,158	9,900,000

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(9) (11.49%, due February 1, 2009)	15,000,000	15,000,000	11,250,000

Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5)(9) (9.80%, due February 28, 2014)	3,000,000	2,898,737	2,400,000

GXS Worldwide Inc.	software	first lien senior secured notes (4)(5)(6)(9) (7.02%, due March 31, 2013)	7,872,645	7,767,511	7,321,560

Palm, Inc.	consumer electronics	first lien senior secured notes (4)(5)(6)(9) (7.27%, due April 24, 2014)	19,800,000	18,092,758	11,880,000

Total Investments				$313,610,760	$265,304,706

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2008

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

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)

As a percentage of net assets at September 30, 2008, investments at fair value are categorized as follows: senior secured notes (91.3%), senior unsecured notes (7.4%), senior subordinated unsecured notes (4.7%), preferred stock (0.7%), common stock (2.4%), and warrants to purchase equity securities (1.1%).

(9)	Debt investment pledged as collateral under the Company’s revolving credit agreement, with the following credit limits noted: Questia Media, Inc. ($10.5 million).
(10)

Aggregate gross unrealized appreciation for federal income tax purposes is $6,145,982; aggregate gross unrealized depreciation for federal income tax purposes is $54,344,706. Net unrealized depreciation is $48,198,724 based upon a tax cost basis of $313,503,430.

(11)	Debt investment on non-accrual status at the relevant period end.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11) (11.00%, due January 28, 2009)	$14,358,127	$14,358,127	$14,358,127

TrueYou.com Inc.	medical services	preferred stock series E(9)		1,297,115	0

The Endurance International Group, Inc.	web hosting	convertible preferred stock(9)		423,750	0

Avue Technologies Corp.	software	warrants to purchase common units(9)		13,000	13,000

TrenStar Inc.	logistics technology	senior secured notes(3)(5)(7)(11) (10.25%, due September 1, 2009)	11,850,000	11,850,000	11,850,000
		warrants to purchase convertible preferred stock(9)		0	0

3001, Inc.	geospatial imaging	senior unsecured notes(5)(11) (10.35%, due October 1, 2010)	17,200,000	17,200,000	17,200,000

Segovia, Inc.	satellite communications	senior secured notes(5)(6)(7)(11) (10.96%, due February 8, 2010)	23,000,000	22,890,021	22,890,021
		warrants to purchase common stock(9)		600,000	1,750,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(5)(11) (11.58%, due March 23, 2010)	12,000,000	12,000,000	12,000,000
		warrants to purchase common stock(9)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(5)(13) (10.00%, due March 31, 2011)	10,500,000	10,500,000	1,000,000

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(5)(6)(11) (11.60%, due June 30, 2010)	10,500,000	10,400,280	10,400,280
		warrants to purchase convertible preferred stock(9)		200,000	200,000

NetQuote, Inc.	web-based services	senior secured notes(5)(11) (14.00%, due August 16, 2010)	15,000,000	15,000,000	15,000,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(3)(5)(6)(9)(13) (0.0%, due October 30, 2014)	3,500,000	2,500,000	2,500,000
		convertible preferred stock(9)		1,500,000	0

Aviel Services, Inc.	IT consulting	senior unsecured notes(5)(6)(11) (14.23%, due September 23, 2010)	14,500,000	14,324,926	14,324,926
		warrants to purchase common stock(9)		300,000	1,200,000

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(5)(6)(11) (11.89%, due February 28, 2011)	10,750,000	10,705,086	10,705,086
		warrants to purchase common stock(9)		110,000	0
		senior secured term B notes(5)(6)(11) (12.39%, due February 28, 2012)	12,750,000	12,688,677	10,250,000
		warrants to purchase common stock(9)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(5)(7)(11) (11.00%, due April 29, 2011)	23,600,000	23,600,000	23,600,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Power Tools, Inc.	software	senior secured notes(5)(6)(7)(11) (14.27%, due May 16, 2011)	10,500,000	10,288,158	8,500,000
		warrants to purchase common stock(9)		350,000	0

Iridium Satellite LLC	satellite communications	senior secured first lien tranche A notes(5)(6)(7)(11) (9.24%, due June 30, 2010)	4,603,240	4,587,671	4,614,748
		senior secured first lien tranche B notes(5)(6)(7)(11) (9.24%, due July 27, 2011)	2,926,256	2,884,568	2,933,572
		senior secured second lien notes (5)(6)(11) (13.24%, due July 27, 2012)	2,000,000	1,953,832	2,020,000

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(5)(6)(7)(11) (10.90%, due September 11, 2010)	20,750,000	18,837,140	18,837,140
		common stock(9)		3,000,000	6,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(5)(6)(7) (15.48%, due October 2, 2011)	13,750,000	13,245,264	13,245,264
		warrants to purchase common stock(9)		725,000	225,000

Punch Software LLC	software	senior secured notes(5)(6)(11) (10.64%, due October 30, 2011)	9,000,000	8,856,960	8,856,960
		warrants to purchase Class A-1 units(9)		200,000	100,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(5)(11) (10.83%, due May 30, 2013)	14,500,000	14,516,717	13,775,000

AKQA, Inc.	advertising	senior secured notes(5)(7)(11) (9.58%, due March 20, 2013)	24,812,500	24,812,500	24,750,469

PrePak Systems, Inc.	repackaging	senior secured notes(4)(5)(7)(11) (10.50%, due April 10, 2012)	9,500,000	9,500,000	9,500,000

Box Services, LLC	digital imaging	senior secured notes(4)(5)(7)(11) (10.38%, due April 30, 2012)	13,185,000	13,185,000	13,185,000

Pulvermedia, Inc.	media productions	senior secured notes(5)(7)(13) (11.50%, due June 27, 2012)	10,560,000	10,304,695	0
		warrants to purchase common stock(9)		300,000	0

Hyland Software, Inc.	enterprise software	second lien senior secured notes(5)(11) (11.43%, due July 31, 2014)	8,000,000	8,000,000	7,920,000

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(5)(11) (14.25%, due August 1, 2008)	15,000,000	15,000,000	14,625,000

Empire Scaffold, LLC	scaffold rental	senior secured term A notes(5)(11) (8.91%, due August 17, 2012)	6,500,000	6,500,000	6,500,000
		senior secured term B notes(4)(5)(11) (12.91%, due August 17, 2013)	3,500,000	3,500,000	3,500,000

Intergraph Corporation	enterprise software	second lien senior secured notes(5)(6)(11) (11.06%, due November 28, 2014)	14,300,000	14,176,474	14,049,750

Integra Telecomm, Inc.	telecommunications software	first lien senior secured notes(5)(6)(7)(11) (9.20%, due August 31, 2013)	4,987,500	4,797,248	4,925,156
		second lien senior secured notes(5)(6)(11) (11.96%, due February 28, 2014)	5,000,000	4,808,644	5,025,000

Educate, Inc.	education	second lien senior secured notes(5)(11) (10.50%, due June 14, 2014)	1,500,000	1,500,000	1,417,500

GXS Worldwide Inc.	software	first lien senior secured notes(5)(6)(7)(11) (9.20%, due March 31, 2013)	14,962,500	14,746,362	14,663,250

Palm, Inc.	consumer electronics	first lien senior secured notes(5)(6)(7)(11) (8.35%, due April 24, 2014)	19,950,000	17,998,132	16,957,500

Total Investments				$411,125,347	$385,367,749

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
(12)

Aggregate gross unrealized appreciation for federal income tax purposes is $5,643,843; aggregate gross unrealized depreciation for federal income tax purposes is $31,294,111. Net unrealized depreciation is $25,650,268 based upon a tax cost basis of $411,018,017.

(13)	Debt investment on non-accrual status at the relevant period end.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$7,804,799	$9,551,803	$27,187,747	$26,904,246
Interest income - cash and cash equivalents	55,281	278,002	179,964	502,551
Other income	78,875	348,114	610,300	1,653,826

Total investment income from non-affiliated/non-control investments.	7,938,955	10,177,919	27,978,011	29,060,623

From control investments:
Interest income - debt investments	733,728	844,795	2,248,915	2,529,620
Other income	125,000	0	125,000	0

Total investment income from control investments	858,728	844,795	2,373,915	2,529,620

Total investment income	8,797,683	11,022,714	30,351,926	31,590,243

EXPENSES
Compensation expense	222,000	200,000	666,000	600,000
Investment advisory fees	1,608,659	1,916,011	5,692,785	5,338,567
Professional fees	399,961	280,514	1,125,577	723,211
Interest expense	530,164	1,670,543	3,853,231	3,908,331
General and administrative	331,278	234,713	1,265,882	714,060

Total expenses	3,092,062	4,301,781	12,603,475	11,284,169

Net investment income	5,705,621	6,720,933	17,748,451	20,306,074

Net change in unrealized appreciation or depreciation on investments	806,271	(11,888,743)	(22,548,456)	(21,736,667)

Net realized (losses) gains on investments	(10,654,597)	0	(9,755,472)	93,765

Net decrease in net assets resulting from operations	$(4,142,705)	$(5,167,810)	$(14,555,477)	$(1,336,828)

Net increase in net assets resulting from net investment income per common share:
Basic and diluted(1)	$0.22	$0.31	$0.75	$0.98
Net decrease in net assets resulting from operations per common share:
Basic and diluted(1)	$(0.16)	$(0.24)	$(0.62)	$(0.06)
Weighted average shares of common stock outstanding:
Basic and diluted(1)	26,191,008	21,604,986	23,648,413	20,665,485

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008 were increased retroactively by a factor of 1.021% to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30, 2008 (unaudited)	Year Ended December 31, 2007
Decrease in net assets from operations:
Net investment income	$17,748,451	$27,193,619
Net realized losses on investments	(9,755,472)	(12,560,990)
Net change in unrealized depreciation on investments	(22,548,456)	(26,281,461)

Net decrease in net assets resulting from operations	(14,555,477)	(11,648,832)

Dividends from net investment income	(19,509,748)	(27,855,763)
Distributions from net realized capital gains	—	(1,148,634)
Tax return of capital distributions(1)	—	(639,411)

Distributions to shareholders	(19,509,748)	(29,643,808)

Capital share transactions:
Issuance of common stock (net of offering costs of $1,629,542)	20,934,434	21,578,771
Reinvestment of dividends	2,386,410	5,748,027

Net increase in net assets from capital share transactions	23,320,844	27,326,798

Total decrease in net assets	(10,744,381)	(13,965,842)
Net assets at beginning of period	257,369,503	271,335,345

Net assets at end of period (including overdistributed net investment income of $(2,038,867) and $(277,570), respectively)	$246,625,122	$257,369,503

Capital share activity:
Shares sold	4,339,226	1,437,500
Shares issued from reinvestment of dividends	393,350	420,393

Net increase in capital share activity	4,732,576	1,857,893

(1)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2008, approximately $0.07 per share of the Company’s distributions for 2008 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(14,555,477)	$(1,336,828)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided (used) by operating activities:
Purchases of investments	(18,290,000)	(142,552,425)
Repayments of principal	59,226,289	70,400,125
Proceeds from the sale of investments	47,249,196	258,996
Increase in investments due to PIK	(235,000)	(531,144)
Net realized losses (gains) on investments	9,755,472	(93,765)
Net change in unrealized depreciation on investments	22,548,456	21,736,667
Decrease in interest receivable	1,401,201	54,034
Decrease (increase) in prepaid expenses and other assets	36,494	(4,720)
Amortization of discounts	(1,451,370)	(1,192,391)
Decrease in investment advisory fee payable	(514,510)	(78,257)
Decrease in accrued interest payable.	(301,214)	(120,040)
Increase in accrued expenses	1,702,491	405,796

Net cash provided (used) by operating activities	106,572,028	(53,053,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	22,563,976	22,137,500
Offering expenses from the issuance of common stock	(1,629,542)	(558,729)
Amounts borrowed under revolving credit facility	10,500,000	148,500,000
Amounts paid back under revolving credit facility	(117,000,000)	(68,500,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $2,386,410 and $4,723,719, respectively)	(17,123,338)	(19,561,804)

Net cash (used) provided by financing activities	(102,688,904)	82,016,967

Net increase in cash and cash equivalents	3,883,124	28,963,015
Cash and cash equivalents, beginning of period	7,944,608	5,181,512

Cash and cash equivalents, end of period	$11,827,732	$34,144,527

NON-CASH FINANCING ACTIVITIES
Shares issued in connection with dividend reinvestment plan	$2,386,410	$4,723,719
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,154,442	$4,028,369
Portfolio investment sold on September 9, 2008 and not yet settled	$1,260,000	$—
Portfolio investment purchased on July 23, 2007 and settled October 18, 2007	$—	$1,500,000

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of TICC Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial statements, including its net asset value.

On September 30, 2008, the FASB and the SEC issued a joint press release clarifying the application of SFAS 157 in a market that is not active. The FASB subsequently issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies that fair value of an investment should reflect an exit price in an orderly transaction, not a forced liquidation or distressed sale. In a dislocated market, judgment is required to determine whether transactions are forced liquidations or distressed sales. The FASB also reiterated that an entity should utilize its own assumptions, information and techniques to estimate fair value when relevant observable inputs are not available. The third area of clarification was that broker or pricing services quotes may not be determinative if an active market does not exist, and whether the quotes are indicative or binding should also be considered when weighting the available evidence. TICC believes that its fair value policies and implementation are consistent with the principles of SFAS 157 as well as the additional classification guidance that has recently been issued in FSP 157-3.

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

The Company’s non-bilateral portfolio consists of syndicated loans, for which there is generally no active market. The Company’s process for determining the fair value of non-bilateral loans includes reviewing the indicative bids provided by the agent banks that make a market in each security. In addition, TICC Management prepares an analysis of each non-bilateral loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the company. This information is presented to the Company’s Valuation Committee and Board of Directors to consider when evaluating the fair value of the Company’s investments.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$265.3	$0.0	$0.0	$265.3

A reconciliation of the fair value of investments for the three month period ending September 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Total
Beginning Balance	$222.2	$89.9	$312.1
Total losses (realized/unrealized) included in earnings	(2.8)	(7.0)	(9.8)
Purchases, issuances and settlements(1)	(20.9)	(16.1)	(37.0)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending Balance	$198.5	$66.8	$265.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5.2)	$(6.1)	$(11.3)

(1)	Includes amortization of discounts of approximately $0.4 million.

A reconciliation of the fair value of investments for the nine month period ending September 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(14.3)	(18.0)	(32.3)
Purchases, issuances and settlements(1)	(44.9)	(42.9)	(87.8)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$198.5	$66.8	$265.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(17.3)	$(15.3)	$(32.6)

(1)	Includes amortization of discounts of approximately $1.4 million.

NOTE 4. NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share net–investment income	$5,705,621	$6,720,933	$17,748,451	$20,306,074
Numerator for basic and diluted income per share–net decrease in net assets resulting from operations	$(4,142,705)	$(5,167,810)	$(14,555,477)	$(1,336,828)
Denominator for basic and diluted income per share–weighted average shares(1)	26,191,008	21,604,986	23,648,413	20,665,485
Basic and diluted net investment income per common share(1)	$0.22	$0.31	$0.75	$0.98
Basic and diluted net decrease in net assets resulting from operations per common share(1)	$(0.16)	$(0.24)	$(0.62)	$(0.06)

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by Statement of Financials Accounting Standards No. 128—Earnings per Share, or SFAS 128, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021% for all periods presented before the date of June 18, 2008. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20th ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

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

For the quarters ended September 30, 2008 and 2007, TICC incurred investment advisory fees of approximately $1.6 million and $1.9 million; for the nine months ended September 30, 2008 and 2007, respectively, TICC incurred investment advisory fees of approximately $5.7 million and $5.3 million, of which $1.6 million and $1.9 million remained payable to TICC Management at the end of each respective quarter. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended September 30, 2008 and 2007, respectively, TICC incurred approximately $222,000 and $200,000 in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2008 and 2007, respectively, TICC incurred $666,000 and $600,000 in such expenses, of which approximately $326,000 and $240,000 remained payable at the end of the respective quarter. TICC also incurred approximately $19,000 and $17,900 for reimbursement of facility costs for the three months ended September 30, 2008 and 2007, respectively; for the nine months ended September 30, 2008 and 2007, respectively, TICC incurred approximately $57,400 and $53,600 in such expenses, of which amounts approximately $6,400 and $11,900, respectively, remained payable at the end of each period.

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

On September 30, 2008, the Company paid a dividend of $0.20 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2008 will be funded primarily from net investment income. However, for the nine months ended September 30, 2008, the Company had net investment income of approximately $0.75 per share, compared to aggregate distributions to stockholders of approximately $0.86 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2008, approximately $0.07 per share of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2008 was $9.38, and at December 31, 2007 was $11.94. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2008 and 2007, the Company did not receive PIK interest. For the nine months ended September 30, 2008 and 2007, the Company recorded PIK income of approximately $235,000 and $531,100, respectively.

In addition, the Company recorded original issue discount income (“OID”) of approximately $447,300 and $1.4 million for the three and nine months ended September 30, 2008, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had approximately $382,100 and $1.2 million in OID income for the three and nine months ended September 30, 2007.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and nine months ended September 30, 2008 and 2007, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months and nine months ending September 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data
Net asset value at beginning of period	$9.75	$13.27	$11.94	$13.77

Net investment income(1)	0.22	0.31	0.75	0.98
Net realized and unrealized capital gains (losses)(2)	(0.37)	(0.55)	(1.35)	(0.99)
Effect of shares issued, net of offering expenses	(0.02)	0.12	(1.10)	0.11

Total from investment operations	(0.17)	(0.12)	(1.70)	0.10

Total distributions(3)	(0.20)	(0.36)	(0.86)	(1.08)

Net asset value at end of period	$9.38	$12.79	$9.38	$12.79

Per share market value at beginning of period	$5.46	$15.79	$9.23	$16.14
Per share market value at end of period	$5.14	$13.37	$5.14	$13.37
Total return(4)	(2.2)%	(13.0)%	(36.0)%	(11.1)%
Shares outstanding at end of period	26,296,293	21,452,740	26,296,293	21,452,740

Ratios/Supplemental Data
Net assets at end of period (000’s)	$246,625	$274,380	$246,625	$274,380
Average net assets (000’s)	$257,905	$286,264	$252,625	$277,409
Ratio of expenses to average net assets(5)	4.80%	6.01%	6.65%	5.42%
Ratio of expenses, excluding interest expense, to average net assets(5)	3.97%	3.68%	4.62%	3.55%
Ratio of net investment income to average net assets(5)	8.85%	9.39%	9.37%	9.76%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)

Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of realized and unrealized capital gains (losses).

(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2008, approximately $0.07 per share of the Company’s distributions for 2008 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At September 30, 2008 and December 31, 2007, respectively, cash and cash equivalents consisted of:

	September 30, 2008	December 31, 2007
Eurodollar Time Deposit (due 10/1/08 and 1/2/08)	$11,827,732	$7,944,608

Cash and Cash Equivalents	$11,827,732	$7,944,608

NOTE 12. COMMITMENTS

As of September 30, 2008, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. REVOLVING CREDIT AGREEMENT

The Company has a revolving credit facility (the “Credit Facility”), with Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. As of September 30, 2008, the amount of the Credit Facility was $30.0 million, with RBC and BB&T each providing $15.0 million under the facility. The Credit Facility supplements the Company’s equity capital and provides funding for additional portfolio investments, as well as general corporate matters. All amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable within one year of the date of the borrowing; the Credit Facility has a termination date of January 29, 2009.

Effective January 31, 2008, the Company amended its Credit Facility, extending the termination date from April 11, 2008 to January 29, 2009. RBC remains agent under the Credit Facility and RBC and BB&T remain lenders thereunder. In connection with the amendment, the Credit Facility was reduced from $180.0 million to $150.0 million as a result of the removal of Commerzbank AG as a lender. Under the terms of the amended Credit Facility, drawdowns will continue to bear interest on the same terms as before the amendment, which is generally 1.75% over LIBOR. As of September 30, 2008, the average interest rate on our borrowings was 5.46%.

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

The Company had outstanding borrowings of $30.0 million under the Credit Facility as of September 30, 2008 and related accrued interest payable of approximately $9,100; the Company had borrowings of approximately $136.5 million as of December 31, 2007 and related interest payable of approximately $310,300.

Pursuant to the Company’s request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $30.0 million to $15.0 million, effective October 10, 2008, and will be further reduced to $7.5 million, effective November 10, 2008. Subsequent to September 30, 2008, the Company has repaid $22.5 million under the Credit Facility.

NOTE 14. SUBSEQUENT EVENTS

On October 30, 2008, the Board of Directors declared a distribution of $0.20 per share for the fourth quarter, payable on December 31, 2008 to shareholders of record as of December 10, 2008.

Pursuant to the Company’s request and in accordance with the terms of the Credit Facility, the amount under the Credit Facility was reduced from $30.0 million to $15.0 million, effective October 10, 2008, and will be further reduced to $7.5 million, effective November 10, 2008. Subsequent to September 30, 2008, the Company has repaid $22.5 million under the Credit Facility.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is to seek current income by investing in non-public debt securities. We also seek to provide our stockholders with long-term capital growth through appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments in technology-related companies. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under the Investment Advisory Agreement, we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an Administration Agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes, and will accrue interest at fixed and variable rates. As of September 30, 2008, our debt investments had stated interest rates of between 7.02% and 15.48% (excluding GenuTec) and maturity dates of between 4 and 73 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.4%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. There was no PIK income during the quarter ended September 30, 2008, however during the quarter ended June 30, 2008, we recognized $235,000 of other income attributable to PIK associated with an amendment fee for our investment in Group 329, LLC (d/b/a “the CAPS Group”) (“CAPS”).

We have historically and may continue to borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to TICC Management, will be borne by our common stockholders.

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

During the quarter ended September 30, 2008, we received a total of $21.3 million of proceeds from principal repayments on debt investments and we recognized approximately $16.1 million from the sale of portfolio investments.

During the quarter ended September 30, 2008, we incurred net unrealized appreciation of approximately $800,000 as a result of write-ups of our bilateral investments of approximately $14.7 million, which was largely due to the reversal of previously recorded unrealized depreciation on our debt and equity investments in Pulvermedia, Inc. (“Pulvermedia”) ($8.9 million), and the unrealized appreciation of our equity position held in The Endurance International Group, Inc. (“Endurance”) (approximately $1.7 million). This unrealized appreciation was partially offset by write-downs of several of our bilateral investments of approximately $9.1 million, primarily in CAPS (approximately $5.0 million), as well as by net write-downs of several of our syndicated loans of approximately $4.7 million. During this period, we also realized a net capital loss of approximately $10.6 million due primarily to the loss of approximately $8.3 million associated with the write-off of our debt and equity investment in Pulvermedia as well the realized loss of approximately $1.8 million due to the sale of a portion of the principal balance of our debt investment in AKQA, Inc. (“AKQA”).

We also had additional realized losses associated with the sale of several of our debt investments in syndicated loans of approximately $0.5 million. For the three months ended September 30, 2007, there were no realization event transactions. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Investments.”

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $265.3 million and $385.4 million as of September 30, 2008 and December 31, 2007, respectively. The decrease in investments during the nine month period was due primarily to the sale of portfolio investments and debt repayments totaling approximately $107.7 million, net realized losses of $9.8 million and unrealized depreciation of approximately $22.5 million. This decrease was partially offset by additional investments in five existing portfolio companies of approximately $18.3 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2008 and the year ended December 31, 2007, we had repayments of $21.3 million and $87.3 million, respectively. The repayments on our debt investments during the quarter ended September 30, 2008 largely consisted of repayments by Empire Scaffold, LLC of $10.9 million and WHITTMANHART, Inc. (“WHITTMANHART”) of approximately $6.0 million, both of which were repaid at par. Also during the quarter ended September 30, 2008, we recognized approximately $16.1 million from the sale of portfolio securities, largely resulting from the sale of our investments in AKQA ($8.2 million) and GXS Worldwide Inc. ($4.7 million), compared with proceeds from sales of approximately $4.7 million for the year ended December 31, 2007.

As of September 30, 2008, we had investments in debt securities of, or loans to, 23 portfolio companies, with a fair value of approximately $254.8 million, and equity investments in 12 portfolio companies, with a fair value of approximately $10.5 million. As of December 31, 2007, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $375.9 million, and equity investments in 15 portfolio companies, with a fair value of approximately $9.5 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008	December 31, 2007
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$385.4	$326.2
Portfolio Investments Acquired	18.3	187.9
Debt repayments	(59.2)	(87.3)
Sales of securities	(48.5)	(4.7)
Payment in Kind	0.2	0.5
Original Issue Discount	1.4	1.6
Net Unrealized (Depreciation) Appreciation	(22.5)	(26.3)
Net Realized Losses	(9.8)	(12.5)

Ending Investment Portfolio	$265.3	$385.4

The following table indicates the quarterly portfolio investment activity for each quarter in the nine month period ended September 30, 2008 and the year ended December 31, 2007:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2008	$0.0	$21.3	$16.1
June 30, 2008	1.0	20.4	30.5
March 31, 2008	17.3	17.5	1.9

	$18.3	$59.2	$48.5

December 31, 2007	43.9	17.2	4.1
September 30, 2007	66.8	6.4	0.0
June 30, 2007	50.8	31.2	0.2
March 31, 2007	26.4	32.5	0.4

Total	$187.9	$87.3	$4.7

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$225.1	84.9%	$330.1	85.7%
Senior Unsecured Notes	18.2	6.9%	32.5	8.4%
Senior Subordinated Unsecured Notes	11.5	4.3%	13.3	3.4%
Preferred Stock	1.7	0.6%	0.0	0.0%
Common Stock	6.0	2.3%	6.0	1.6%
Warrants	2.8	1.0%	3.5	0.9%

Total	$265.3	100.0%	$385.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$47.0	17.7%	$57.0	14.8%
Satellite communications	24.7	9.3%	35.2	9.1%
IT value-added reseller	24.1	9.1%	27.2	7.1%
Web-based services	23.4	8.8%	15.0	3.9%
Digital imaging	19.6	7.4%	34.1	8.8%
Semiconductor capital equipment	19.5	7.4%	23.6	6.1%
Geospatial imaging	17.2	6.5%	17.2	4.5%
Digital media	13.1	4.9%	14.4	3.7%
Consumer electronics	11.9	4.5%	17.0	4.4%
Advertising	11.7	4.4%	24.7	6.4%
Real estate	11.2	4.2%	14.6	3.8%
Virtual workforce services	10.6	4.0%	10.6	2.8%
Repackaging	10.1	3.8%	9.5	2.5%
Enterprise software	9.9	3.7%	22.0	5.7%
IT consulting	5.2	2.0%	27.5	7.1%
Telecommunications services	2.4	0.9%	10.0	2.6%
Interactive voice messaging service	2.0	0.8%	2.5	0.6%
Webhosting	1.7	0.6%	0.0	0.0%
Logistics technology	0.0	0.0%	11.9	3.1%
Scaffold rental	0.0	0.0%	10.0	2.6%
Education	0.0	0.0%	1.4	0.4%

	$265.3	100.0%	$385.4	100.0%

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

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. However, we believe that we may begin to see opportunities to generate higher returns on individual investments than we have historically, given the changes in the credit environment over the past year. At the same time, we recognize that it may be difficult to raise capital in the near future in light of our stock price and the current state of the debt and equity markets. We are also sensitive to the negative implications of maintaining a larger, fully-drawn credit facility given the uncertainty currently existing in the credit markets. As a result, since the end of the first quarter, and in the absence of having received a written offer for extension of our credit facility from our existing lenders, we have taken steps to reduce our borrowings under our credit facility, and effective November 10, 2008, we will have reduced the amount available under our credit facility to $7.5 million. On a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and terms with a longer maturity that more closely matches the maturity of our investments, we are better served by de-levering the portfolio.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2008 and December 31, 2007, respectively, our portfolio had a weighted average grade of 2.3 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2008 and December 31, 2007, our debt investment portfolio was graded as follows:

		September 30, 2008
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$46.0	14.8%	$44.9	17.6%
2	Full repayment of principal and interest is expected	126.5	40.8%	115.9	45.5%
3	Requires closer monitoring, but full repayment of principal and interest is expected	100.6	32.5%	82.7	32.5%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	37.0	11.9%	11.3	4.4%

		$310.1	100.0%	$254.8	100.0%

		December 31, 2007
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Trending ahead of expectations	$47.5	11.6%	$47.5	12.6%
2	Full repayment of principal and interest is expected	230.9	56.4%	227.0	60.4%
3	Requires closer monitoring, but full repayment of principal and interest is expected	106.3	26.0%	97.9	26.1%
4	Some reduction of interest income is expected, but no loss of principal is expected	—	0.0%	—	0.0%
5	Some loss of principal is expected	24.6	6.0%	3.5	0.9%

		$409.3	100.0%	$375.9	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grades 3, 4 or 5 may fluctuate from period to period.

In 2007, we experienced significant losses on three of our portfolio investments. We recorded a realized loss of $13.4 million on our original investment in senior secured notes of GenuTec Business Solutions, Inc., (“GenuTec”), as well as an unrealized loss of $1.5 million on convertible preferred stock. We recorded an unrealized loss of $9.5 million on senior unsecured notes in Falcon Communications, Inc. (“Falcon”). We also recorded a total unrealized loss of $10.6 million on senior secured notes and warrants to purchase common stock issued by Pulvermedia.

During the first quarter of 2008, Pulvermedia indicated that it was projecting a sudden and dramatic decline in projected revenues and earnings for the year. Based upon the review of the company’s financial projections and operating cashflow forecasts, we determined that the debt investment warranted a complete write-down of $10.3 million, and the warrants were written-off as well in the amount of $300,000 as of December 31, 2007. This investment was assigned a credit rating of Grade 5 and was placed on non-accrual status as of December 31, 2007. In the nine month period ending September 30, 2008, we recovered $2.3 million from Pulvermedia; during the quarter ended September 30, 2008, we determined that our investment no longer had any value and realized a capital loss associated with our debt and equity investment in Pulvermedia of approximately $8.3 million.

As of March 31, 2008, we determined that our investment in WHITTMANHART senior secured notes required closer monitoring and downgraded this investment from a 2 to a 3 rating. Our total investment in WHITTMANHART at that time consisted of a principal amount of $12.0 million in senior secured notes which bear interest at 11.58%, and warrants which are carried at zero. We adjusted the fair value of the debt investment to $8.4 million based upon a combination of a deteriorating credit profile and widening credit spreads in the market. During the quarter ended September 30, 2008, WHITTMANHART repaid $6.0 million in principal (at par) based on the sale of one of its divisions. The fair value of the remaining amount of the note outstanding was increased to $5.2 million, and the investment was upgraded to a 2 rating.

As of March 31, 2008 we determined that our investment in CAPS, due to further credit deterioration and widening interest rate spreads, warranted a markdown of approximately $5.8 million on the term B notes and approximately $1.2 million on the term A notes; the term B notes had previously been marked down by $2.5 million as of December 31, 2007. Our total investment in CAPS currently consists of a principal amount of $23.0 million ($5.5 million term A notes, and $17.5 million term B notes). Due to the continued deterioration of the business of CAPS, for the quarter ended September 30, 2008, we have reduced the fair value of the total debt investment to $8.3 million and downgraded it to a 5 rating. Effective October 1, 2008, the debt investment was placed on non-accrual status.

We consider the indicative quotes provided by the agent banks in determining the fair value of our syndicated loans, as well as other analytical procedures and the good faith judgment of the Board. Based upon these fair value determinations as of September 30, 2008, we recorded unrealized depreciation of approximately $6.1 million for the quarter on syndicated loans. We also recorded unrealized appreciation of approximately $1.4 million as a result of the reversal of previously recorded unrealized depreciation associated with the sale of our participation in several syndicated loans.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2008 to the three months ended September 30, 2007.

Investment Income

Investment income for the three months ended September 30, 2008 was approximately $8.8 million compared to approximately $11.0 million for the three months ended September 30, 2007. This decrease resulted from lower interest income due to the decrease of the size of our debt investment portfolio over the past year, as well as a lower return. Interest income on our debt investments for the three month period ended September 30, 2008 was approximately $8.5 million compared to approximately $10.4 million for the same period in 2007 as the principal value on our debt investment portfolio decreased from $395.2 million to $310.1 million. For the quarter ended September 30, 2008 investment income consisted of approximately $8.1 million in cash interest from portfolio investments, approximately $448,000 in amortization of original issue discount and approximately $55,000 in cash interest from cash and cash equivalents.

For the quarter ended September 30, 2007, investment income consisted of approximately $10.0 million in cash interest from portfolio investments, approximately $382,000 in amortization of original issue discount, and approximately $278,000 in cash interest from cash and cash equivalents.

As of September 30, 2008, our debt investments had stated interest rates of between 7.02% and 15.48% (excluding GenuTec) and maturity dates of between 4 and 73 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.4% compared to 11.6% as of September 30, 2007. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the quarter ended September 30, 2008, other income of approximately $204,000 was recorded, consisting primarily of non-recurring dividend income and amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $348,000 for the same period in 2007.

Operating Expenses

Operating expenses for the quarter ended September 30, 2008 were approximately $3.1 million. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. Expenses decreased approximately $1.2 million from the quarter ended September 30, 2007, attributable primarily to a decrease of approximately $1.1 million in interest expense as well as lower investment advisory fees of approximately $307,000. These decreases were partially offset by an increase of approximately $216,000 in professional fees and general and administrative expenses. Operating expenses for the quarter ended September 30, 2007 were approximately $4.3 million.

The investment advisory fee for the third quarter of 2008 was approximately $1.6 million, representing the base fee for the period as provided for in the investment advisory agreement as well as incentive fees earned of approximately $51,000. The investment advisory fee in the comparable period in 2007 was approximately $1.9 million which includes incentive fees of approximately $78,000. The decrease of approximately $307,000 is due to a decrease in average gross assets and the decrease in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of September 30, 2008 and December 31, 2007, respectively, approximately $1.6 million and $2.1 million of investment advisory fees remained payable to TICC Management.

Interest expense was approximately $530,000 for the quarter ended September 30, 2008 compared to approximately $1.7 million for the same quarter in the prior year, as a result of the lower average level of borrowings outstanding under our credit facility during the third quarter of 2008. The average interest rate on the amounts borrowed was approximately 5.46% as of September 30, 2008 compared with 7.17% as of the comparable period in 2007. At September 30, 2008 and December 31, 2007, respectively, approximately $9,100 and $310,000 of interest expense under our credit facility remained payable. Approximately $7.5 million was outstanding under the credit facility as of November 6, 2008.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $400,000 for the quarter ended September 30, 2008, compared to approximately $281,000 for the quarter ended September 30, 2007. This was the result of increases in fees for valuation services of approximately $83,000 and audit and tax fees of approximately $47,000 incurred during the quarter ended September 30, 2008.

Compensation expenses were approximately $222,000 for the quarter ended September 30, 2008, compared to approximately $200,000 for the quarter ending September 30, 2007, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $22,000 reflects a higher accrual for estimated bonuses. At September 30, 2008 and December 31, 2007, respectively, approximately $326,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $331,000 for the three months ended September 30, 2008 compared to approximately $235,000 for the same period in 2007. This increase was primarily a result of greater bank fees of approximately $69,000 associated with our senior secured revolving credit facility, increased listing fees of approximately $31,000 associated with shares issued in the rights offering and greater than anticipated costs related to the 2008 annual meeting. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2008, we had a net realized loss on investments of approximately $10.6 million, which largely reflects the capital loss of approximately $8.3 million associated with our investment in Pulvermedia. It should be noted that, economically, this loss has already been reflected in prior quarters. While we recovered approximately $2.3 million in net cash from Pulvermedia during 2008, we determined that our remaining investment was without value and therefore realized the capital loss. Additionally, we realized a loss of approximately $1.8 million due to our sale of a portion of our debt investment in AKQA.

During the quarter ended September 30, 2008, we incurred net unrealized appreciation of approximately $800,000. This amount consisted of unrealized gross appreciation on our investments of approximately $16.1 million, which was largely due to the reversal of previously recorded unrealized depreciation on our investment in Pulvermedia (approximately $8.9 million), the unrealized appreciation of our equity position in Endurance (approximately $1.7 million) and the write-up on our debt investment in WHITTMANHART (approximately $3.3 million), due to the repayment of a substantial portion of our debt investment at par. These write-ups were largely offset by write-downs of approximately $15.3 million, the largest component of which was CAPS (approximately $5.0 million), which, as of the fourth quarter, has been placed on non-accrual status. For the three months ended September 30, 2007, we had net unrealized depreciation of approximately $11.9 million.

Please see “—Portfolio Grading” above for more information.

Net Decrease in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $4.1 million for the quarter ended September 30, 2008 compared to a net decrease of approximately $5.2 million for the comparable period in 2007. This decline was attributable directly to larger net realized losses on investments as well as lower net investment income, offset by lower unrealized depreciation.

Based on a weighted-average of 26,191,008 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for the quarter ended September 30, 2008 was approximately $0.16 for basic and diluted, compared to a net decrease in net assets of approximately $0.24 per share for the same period in 2007.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Investment Income

Investment income for the nine months ended September 30, 2008 was approximately $30.4 million compared to approximately $31.6 million for the nine months ended September 30, 2007. This decrease resulted primarily from our portfolio de-levering actions through the third quarter of 2008, as our debt investment portfolio decreased in principal value from $395.2 million to $310.1 million, as well as a lower yield on investments. For the nine months ended September 30, 2008 investment income consisted of approximately $28.0 million in cash interest from portfolio investments, approximately $1.4 million in amortization of original issue discount and approximately $180,000 in cash interest from cash and cash equivalents.

For the nine months ended September 30, 2007, investment income consisted of approximately $27.8 million in cash interest from portfolio investments, approximately $1.2 million in amortization of original issue discount, approximately $372,000 in PIK interest from two debt investments and approximately $500,000 in cash interest from cash and cash equivalents.

As of September 30, 2008, our debt investments had stated interest rates of between 7.02% and 15.48% (excluding GenuTec) and maturity dates of between 4 and 73 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.4% compared to 11.6% as of September 30, 2007. In addition to cash interest, our loans may carry a provision for deferral of some or all of the interest payments, which is added to the principal amount of the loan.

For the nine months ended September 30, 2008, other income of approximately $735,000 was recorded, consisting primarily of non-recurring amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $1.7 million for the same period in 2007.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were approximately $12.6 million compared to approximately $11.3 million for the nine months ended September 30, 2007. This amount consisted of investment advisory fees, interest expense, professional fees, compensation expense, and general and administrative expenses. The increase of approximately $1.3 million over the same period in 2007 was attributable primarily to an increase of approximately $954,000 in professional fees and general and administrative expenses as well as greater investment advisory fees of approximately $354,000.

The investment advisory fee for nine months ended 2008 was approximately $5.7 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $464,000. The investment advisory fee in the comparable period in 2007 was approximately $5.3 million which consisted of the base fee for the period as well as incentive fees of approximately $196,000. The increase of approximately $354,000 is due to an increase in average gross assets and the increase in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of September 30, 2008 and December 31, 2007, respectively, approximately $1.6 million and $2.1 million of investment advisory fees remained payable to TICC Management.

Interest expense was approximately $3.9 million for the nine months ended September 30, 2008 compared to approximately $3.9 million for the same period in the prior year. The average interest rate on the amounts borrowed was approximately 5.46% as of September 30, 2008 compared with 7.17% as of the comparable period in 2007. At September 30, 2008 and December 31, 2007, respectively, approximately $9,100 and $310,000 of interest expense under our credit facility remained payable. Approximately $7.5 million was outstanding under the credit facility as of November 6, 2008.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.1 million for the nine months ended September 30, 2008, compared to approximately $723,000 for the same period in 2007. The increase is primarily related to increased fees for valuation services of approximately $244,000, greater legal fees of approximately $126,000 for general corporate matters, as well as higher auditing fees of approximately $43,000.

Compensation expense was approximately $666,000 for the nine months ended September 30, 2008, compared to approximately $600,000 for the comparable period in 2007, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. The increase of approximately $66,000 from 2007 reflects higher base salaries as well as an increased year-to-date accrual of estimated bonuses. At September 30, 2008 and December 31, 2007, respectively, approximately $326,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.3 million for the nine months ended September 30, 2008 compared to approximately $714,000 for the same period in 2007. This increase was primarily a result of bank fees associated with our senior secured revolving credit facility in 2008. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2008, we had net realized losses on investments of approximately $9.8 million, due primarily to the realized capital loss of approximately $8.3 million associated with the write-off of our debt and equity investments in Pulvermedia, as well as net realized capital losses of approximately $3.0 million associated with the sale of several of our syndicated loans. The losses were partially offset by realized gains of approximately $1.6 million associated with the repayment of our investment in Aviel Services, Inc. For the nine months ended September 30, 2007, we had net realized gains of approximately $94,000.

During the nine months ended September 30, 2008, we recorded net unrealized depreciation on investments of approximately $22.5 million, largely due to write-downs of our debt investments in CAPS term A and B notes ($12.6 million) and net unrealized depreciation associated with our syndicated loans of approximately $14.9 million. The write-downs were partially offset by net unrealized appreciation of approximately $4.6 million, due largely to the partial repayment and subsequent write-up of our debt investment in WHITTMANHART ($3.3 million) as well as the unrealized appreciation associated with our equity investment in Endurance ($1.7 million).

Please see “—Portfolio Grading” above for more information.

Net Decrease in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $14.6 million for the nine months ended September 30, 2008 compared to a net decrease of approximately $1.3 million for the comparable period in 2007. This decrease was attributable primarily to higher net realized capital losses as well as lower net investment income.

Based on a weighted-average of 23,648,413 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for nine months ended September 30, 2008 was approximately ($0.62), compared to a decrease in net assets of approximately $0.06 per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008, cash and cash equivalents increased from approximately $7.9 million at the beginning of the period to approximately $11.8 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $106.6 million, largely reflecting principal repayments and proceeds from the sale of investments of approximately the same amount of $106.6 million, and net investment income partially offset by new investments of approximately $18.3 million. During the period, net cash used in financing activities was approximately $102.7 million, reflecting the distribution of dividends of approximately $17.1 million and approximately $117.0 million for the repayment of amounts borrowed under our current revolving credit facility, partially offset by the net proceeds from the issuance of common stock of approximately $20.9 million and amounts borrowed under the credit facility of approximately $10.5 million.

Contractual Obligations

The following table shows our significant contractual obligations for the repayment of outstanding borrowings under our senior secured revolving credit facility as of September 30, 2008.

	Payments Due By Year (dollars in millions)
	Total	2008	2009
Senior Secured Revolving Credit Facility(1)	$30.0	$—	$30.0

(1)

As of September 30, 2008, we had reduced the amount available under our credit facility to $30.0 million, of which we had borrowed approximately $30.0 million. Pursuant to our request and in accordance with the terms of the Credit Facility, the amount available under the Credit Facility was reduced from $30 million to $15 million, effective October 10, 2008, and will be further reduced to $7.5 million, effective November 10, 2008. We repaid $22.5 million under the Credit Facility subsequent to September 30, 2008.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $5.7 million for investment advisory services and $1.3 million for administrative services for the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At September 30, 2008 and December 31, 2007, respectively, we had outstanding borrowings of $30.0 million and $136.5 million, respectively, under our senior secured revolving credit facility. The following table shows the facility amounts and outstanding borrowings at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
	(dollars in millions)	(dollars in millions)	(dollars in millions)	(dollars in millions)
Senior Secured Revolving Credit Facility	$30.0	$30.0	$150.0	$136.5

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

Pursuant to our request and in accordance with the terms of the Credit Facility, the amount available under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. Effective September 22, 2008, we further reduced the amount available under the Credit Facility to $30 million as we remitted additional payments of approximately $25 million against our outstanding debt under the Credit Facility between August 6, 2008 and September 30, 2008. Subsequent to September 30, 2008, we repaid approximately $22.5 million under the Credit Facility and also reduced the amount available under the Credit Facility from $30 million to $7.5 million, effective November 10, 2008.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	$0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(1)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(2)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(3)

Total Distributions:			$5.32	(4)

(1)

Through September 30, 2008, we paid a dividend of $0.86 per share. For tax purposes, we expect that dividends for the fiscal year ended December 31, 2008 will be funded primarily from undistributed net investment income. However, for the nine months ended September 30, 2008, we had net investment income of approximately $0.75 per share, compared to aggregate distributions to stockholders of approximately $0.86 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2008, approximately $0.07 per share of our distributions would have been characterized as a tax return of capital to our stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. We cannot assure you that a portion of our distributions for the fiscal year ended December 31, 2008 will not be characterized as a tax return of capital.

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

RECENT DEVELOPMENTS

On October 30, 2008, the Board of Directors declared a distribution of $0.20 per share for the fourth quarter, payable on December 31, 2008 to shareholders of record as of December 10, 2008.

Pursuant to our request and in accordance with the terms of the Credit Facility, the amount available under the Credit Facility was reduced from $30 million to $15 million, effective October 10, 2008, and will be further reduced to $7.5 million, effective November 10, 2008. We repaid $22.5 million under the Credit Facility subsequent to September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2008, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-three debt investments were at variable rates, representing approximately $14.4 million and $295.7 million in principal debt, respectively. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates. In addition, we have an uncommitted revolving credit agreement which carries variable rate interest charges when drawn. Because we fund a portion of our investments with borrowings, our net increase in net assets resulting from operations is affected by the spread between the rate at which we invest and the rate at which we borrow. We attempt to match-fund our liabilities and assets by financing variable rate assets with variable rate borrowings.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR for all variable rate debt investments on accrual status, and no other change in our portfolio as of September 2008. We have also assumed a borrowing of $30.0 million under the credit facility. Under this analysis, net investment income would increase approximately $2.5 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under the credit facility, that could affect the net increase in stockholders’ equity resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing some of our loans. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets. For example, during 2007 and through the third quarter of 2008 we experienced significant losses on four of our portfolio investments, including GenuTec ($14.9 million), Falcon ($9.5 million), Pulvermedia ($8.3 million) and CAPS Group team A and B notes ($14.8 million), each of which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

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

As of December 31, 2007 we had $180.0 million available to us under a credit facility, of which we had borrowed approximately $136.5 million. As of September 30, 2008, we had reduced the amount available under our credit facility to $30.0 million, of which we had borrowed approximately $30.0 million. We currently have drawn approximately $7.5 million under our credit facility as of November 6, 2008. Royal Bank of Canada, or RBC, serves as administrative agent under our credit facility, and RBC and Branch Banking and Trust Company, or BB&T, each serve as a lender under our credit facility. Pursuant to the Company’s request and in accordance with the terms of the credit facility, the amount under the credit facility was reduced from $30 million to $15 million, effective October 10, 2008, and will be further reduced to $7.5 million, effective November 10, 2008.

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

Our portfolio is currently, and may continue to be, de-levered, which may reduce our net investment income.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. A further deterioration in the credit markets or a prolonged period of illiquidity without improvement could materially impair the availability of credit on commercially reasonable terms.

In view of tightened credit markets, since the end of the first quarter, and in the absence of having received a written offer for extension of our credit facility from our existing lenders, we have taken steps to reduce our borrowings under our credit facility and, effective November 10, 2008, we will have reduced the amount available under our credit facility to $7.5 million. On a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and terms with a longer maturity that more closely matches the maturity of our investments, we are better served by de-levering our portfolio. However, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,296,293 shares are issued and outstanding as of September 30, 2008. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As of September 30, 2008, we had reduced the amount available under our credit facility to $30.0 million, of which we had borrowed approximately $30.0 million. We currently have drawn approximately $7.5 million under our credit facility as of November 6, 2008. RBC serves as administrative agent under our credit facility, and RBC and BB&T each serve as a lender under our credit facility. Some of our investments in debt securities are at fixed rates and others at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer, Treasurer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. During the second and third quarters of 2004, during the same periods of 2006, during the third and fourth quarters of 2007, and during the first, second and third quarters of 2008, our shares of common stock traded at a discount to the net asset value attributable to those shares.

There is a risk that you may not receive dividends or that our dividends may decline or that our dividends may not grow over time.

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

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2008, we issued a total of 393,350 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $2.4 million.

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

TICC CAPITAL CORP.

Date: November 7, 2008	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: November 7, 2008	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)