Form 10-K
period 2008-12-31
TICC Capital Corp.
filed 2009-03-16
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER: 0-50398

TICC CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-0188736
(State of Incorporation)	(I.R.S. Employer Identification Number)

8 Sound Shore Drive, Suite 255 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 983-5275

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2008, based on the closing price on that date of $5.46 on the Nasdaq Global Select Market, was $140,132,178. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,483,546 shares of the Registrant’s common stock outstanding as of March 13, 2009.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

We are a specialty finance company principally providing capital to primarily non-public small- and medium-sized technology-related companies. Technology-related companies are businesses that focus on the following sectors: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria.

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is on seeking current income by investing in non-public debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments, or equity investments. We may also invest in publicly traded debt and/or equity securities.

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

We currently concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. Historically, our investments have typically ranged from $5 million to $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We focus on companies that create products or provide services requiring technology and on companies that compete in industries characterized by such products or services, including companies in the following businesses: Internet, IT services, media, telecommunications, semiconductors, hardware, software and technology-enabled services.

While the structure of our investments will vary, we invest primarily in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We may also borrow funds to make investments. As a result, we may be exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, TICC Management, LLC (“TICC Management”), will be borne by our common stockholders.

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

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue. Currently we are seeing dramatic dislocations across the global credit markets. Many companies that would have had ready access to debt capital at very low rates of interest are now struggling to borrow money at much higher rates. As a result, we believe that we may have the opportunity to provide debt capital to both technology-related and select non-technology-related companies representing strong credits on very favorable terms. Additionally, we may have the opportunity to provide that capital to larger, better capitalized and more profitable companies than we would have been able to lend to in the past. Certain of those companies, which would have more typically relied on a commercial bank or a syndicate of lenders for debt capital, now find those markets to be largely closed. We believe the reasons for that closure relate more to the state of the overall credit markets than to the quality of certain individual credits. As such, we view the current market environment as potentially favorable for debt investors with our mandate. However, in view of the current economic environment, we cannot assure you whether we will be able to obtain additional debt or equity capital on terms that are acceptable to us. If we are unable to obtain such additional financing, our ability to benefit from the current dislocations within the global credit markets may be limited.

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

•

Jonathan H. Cohen, our Chief Executive Officer, has more than 18 years of experience in technology-related equity research and investment. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen was also the owner and a principal of JHC Capital Management, LLC, a registered investment adviser that served as the sub-adviser to the Royce Technology Value Fund, a technology-focused mutual fund.

•

Saul B. Rosenthal, our President and Chief Operating Officer, has 10 years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group. He was a Vice-President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

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

•	Strong competitive position in industry—We seek to invest in companies that have developed a strong competitive position within their respective sector or niche of a specific industry.

•	Profitable on a cash flow basis—We focus on companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.

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

Investment structuring

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior debt, senior subordinated debt and junior subordinated debt, of technology-related companies. We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

In structuring our investments, we seek to ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. It should be noted, however, that because we are not primarily an asset-based lender, in the current economic environment, the value of collateral and security interests may dissipate rapidly. In addition, we seek to structure loan covenants to assist in the management of risk. Our loan documents ordinarily include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also provide protection against customary events of default such as non-payment, breach of covenant, insolvency and change of control.

Senior Debt

The senior debt in which we invest generally holds a senior position in the capital structure of a portfolio company. Such debt may include loans that hold the most senior position, loans that hold an equal ranking with other senior debt, or loans that are, in the judgment of our investment adviser, in the category of senior debt. A senior position in the borrower’s capital structure generally gives the holder of the senior debt a claim on some or all of the borrower’s assets that is senior to that of subordinated debt, preferred stock and common stock in the event the borrower defaults or becomes bankrupt. The senior debt in which we invest may be wholly or partially secured by collateral, or may be unsecured. However, there may be instances in which senior debt held by other investors is in a superior position in the borrower’s capital structure.

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

We have several methods of evaluating and monitoring the performance of our bilateral debt and equity positions, including but not limited to the following:

•	assessment of business development success, including product development, profitability and the portfolio company’s overall adherence to its business plan;

•	periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	periodic formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

•	board observation rights; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

Grade	Summary Description
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.

2	Full repayment of principal and interest is expected.

3	Closer monitoring is required. Full repayment of principal and interest is expected.

4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.

5	A loss of some portion of principal is expected.

Managerial assistance

As a business development company, we are required to offer managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

PORTFOLIO OVERVIEW

We seek to create a portfolio that includes primarily senior secured loans, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We historically have invested between $5 million and $30 million in each of our portfolio companies with a goal of maintaining a diversified portfolio.

The following is a representative list of the industries in which we have invested:

•     Software
•     Satellite communications
•     IT value-added reseller
•     Web-based services
•     Digital imaging
•     Semiconductor capital equipment
•     Digital media
•     Consumer electronics
•     Advertising
•     Real estate
• Virtual workforce services	• Enterprise software
•     IT consulting
•     Telecommunications services
•     Interactive voice messaging
•     Geospatial imaging
•     Logistics technology
•     Media productions
•     Scaffold rental
•     Repackaging
•     Education
• Web hosting

At December 31, 2008, our portfolio was invested 91% in senior secured notes, 6% in senior unsecured notes, and 3% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2008

Our ten largest portfolio company investments at December 31, 2008, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2008
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Segovia, Inc.	Satellite communications	$21.5	$23.2	12.2%
NetQuote, Inc.	Web-based services	$24.0	$21.8	11.5%
Algorithmic Implementations, Inc.	Software	$20.4	$21.5	11.3%
Palm Inc.	Consumer electronics	$18.1	$12.8	6.8%
AKQA, Inc.	Advertising	$14.6	$11.0	5.8%
SCS Holdings II, Inc.	IT value-added reseller	$14.5	$10.9	5.7%
Fusionstorm, Inc.	IT value-added reseller	$12.8	$10.8	5.7%
Box Services, LLC	Digital imaging	$12.4	$10.5	5.6%
Arise Virtual Solutions, Inc.	Virtual workforce services	$10.6	$10.2	5.3%
WAICCS Las Vegas, LLC	Real estate development	$15.0	$9.0	4.7%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2008, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments:

Segovia, Inc.

Segovia is a provider of secure global voice, data, and video broadband satellite services primarily to federal government agencies. Segovia has become a strategic supplier of communications to the U.S. Department of Defense, civilian agencies, and private sector organizations.

Our original investment in Segovia, which closed in February 2005, consisted of $15.0 million in senior secured notes with warrants. During 2005, we made an additional investment of $2.0 million in senior secured notes issued by Segovia and received additional warrants in connection with that investment. During 2007 we invested an additional $8.5 million in senior secured notes. Our warrant position represents approximately 5.98% of the fully diluted common stock of Segovia.

NetQuote, Inc.

NetQuote Inc. operates a web-based business through which local insurance agents and national insurance companies acquire leads on consumers seeking to purchase competitively-priced insurance policies.

Our original investment in NetQuote, which closed in September 2005, consisted of $15.0 million in senior secured notes. During 2008, we made an additional investment of $10.5 million in senior secured notes issued by NetQuote.

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

Palm, Inc.

Palm, Inc. (“Palm”) is a provider of mobile computing solutions that enable consumers and professionals to communicate with each other and to access and share information through a single, converged device.

In November 2007, we acquired $20.0 million in first lien senior secured notes issued by Palm.

AKQA, Inc.

AKQA, Inc. (“AKQA”) is a digital interactive advertising company that delivers marketing solutions to blue chip clients. AKQA focuses on creating and delivering marketing solutions in digital media such as the Internet, mobile products, digital outdoor signage, gaming consoles and kiosks.

In March 2007, we acquired $25.0 million in senior secured notes issued by AKQA.

SCS Holdings II, Inc.

SCS Holdings, II, Inc. (“Sirius Computer Solutions”) is a value added IT reseller that provides solutions for storage, servers and software with a focus on IBM products.

In December 2006, we acquired $14.5 million in second lien senior secured notes issued by Sirius Computer Solutions.

FusionStorm, Inc.

FusionStorm is a national provider of IT products, professional services, support contract services and 24x7 managed services for enterprises. The company assists organizations by providing complete solutions for system infrastructure, storage, networking, voice-over-IP communications, security, database, disaster recovery, managed hosting and remote managed services, both on-site and in the data center.

Our investment in FusionStorm, which closed in October 2006, consisted of $15.0 million in senior subordinated unsecured notes with warrants. Our warrant position represents approximately 3.40% of the fully diluted common stock of FusionStorm.

Box Services, LLC.

Box Services is a provider of digital imaging services to professional photographers, luxury fashion brands, publishers and advertisers. Box Services provides image retouching, prepress, archiving, creative services, and art exhibition and publication.

Our investment in Box Services, which closed in May 2007, consisted of $13.5 million in senior secured notes.

Arise Virtual Solutions, Inc.

Arise Virtual Solutions, Inc. provides enterprise clients with an on-demand pool of highly skilled agents, using newly developed technology and process expertise to recruit, train and manage agents in a fully virtual environment.

Our investment in Arise Virtual Solutions, which closed in June 2005, consisted of $13.5 million in senior secured notes with warrants. Our warrant position represents approximately 0.61% of the fully diluted common stock of Arise Virtual Solutions, Inc.

WAICCS Las Vegas, LLC

WAICCS Las Vegas, LLC (“WAICCS”) entered into a purchase agreement to acquire multiple contiguous parcels of land in Las Vegas, Nevada, for purposes of commercial development.

Our investment in WAICCS, which closed in August 2007, consisted of $15.0 million in second lien senior secured notes.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2007 calendar year was 9.70% and the annual hurdle rate for the 2008 calendar year was 8.45%. The current hurdle rate for the 2009 calendar year, calculated as of December 31, 2008, is 6.55%. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we realize deferred loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•

no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 1.6375% for the 2009 calendar year).

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate in any calendar quarter (currently 1.6375% for the 2009 calendar year) is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended September 30, 2008, pre-incentive fee net investment income of $5,756,635 exceeded the hurdle of $5,396,565 (based upon net assets of $255,458,685 at June 30, 2008 and the quarterly hurdle rate of 2.1125%). The incentive fee rate of 20% resulted in an incentive of $72,014 for the quarter. (No incentive based upon pre-incentive fee net investment income was earned for the fourth quarter of 2008.)

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

Quarterly Hurdle rate(1) = 1.6375%

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

Quarterly Hurdle rate(1) = 1.6375%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate

= 20% x (3.3% – 1.6375%)

= 20% x1.6625%

= 0.3325%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.3325%

(1)	Represents 6.55% annualized hurdle rate for 2009 calendar year.
(2)	Represents 2% annualized management fee.

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

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the business development company and has an affiliate of the business development company on its board of directors;

•	does not have any class of securities listed on a national securities exchange;

•	is a public company that lists its securities on a national securities exchange with a market capitalization of less that $250 million; or

•	meets such other criteria as may be established by the SEC.

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

Investment Concentration

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria. See “Risk Factors—Risks Related to our Investments—Our portfolio may be concentrated in a limited number of portfolio companies.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

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

Our financial condition and results of operations will depend on our ability to manage our existing portfolio and future growth effectively.

Our ability to achieve our investment objective will depend on our ability to manage our existing portfolio and to grow, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria, and our ability to raise and retain debt and equity capital. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms.

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

Because our investments are generally not in publicly traded securities, there is uncertainty regarding the fair value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We also utilize the services of a third party valuation firm which prepares valuations for each of our bilateral portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 1.0% of our total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1.0% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our bilateral portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, in view of the current economic conditions, for the year ended December 31, 2008, the Board of Directors determined that the entire bilateral portfolio should be evaluated by a third party valuation firm each quarter regardless of rotation. In addition, effective March 2009, our Board of Directors approved an increase in the applicable quarterly threshold for third-party valuations of bilateral portfolio investments from 1.0% to 2.5% of our total assets. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and we believe that the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current economic recession could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current recession, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current economic recession could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. For example, during 2008 we experienced significant losses on five of our portfolio investments, including Group 329, LLC (d/b/a The CAPS Group) Term A and B notes ($18.7 million), American Integration Technologies, LLC ($14.7 million), Pulvermedia, LLC ($8.3 million), Questia Media, Inc. ($6.5 million) and Punch Software LLC ($2.9 million), each of which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

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

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio, reducing our net asset value. Depending on market conditions, we could continue to incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

As of December 31, 2007 we had $180.0 million available to us under a credit facility, of which we had borrowed approximately $136.5 million. By December 31, 2008, we had reduced the amount borrowed under our credit facility to zero, and had terminated the credit facility with the Royal Bank of Canada. Pursuant to the Company’s request and in accordance with the terms of the credit facility, the amount under the credit facility was reduced from $30 million to $15 million, effective October 10, 2008, further reduced to $7.5 million, effective November 10, 2008 and finally reduced to zero and the facility was terminated effective December 30, 2008. We may, in the future, establish a new credit facility.

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

Our portfolio is currently, and may continue to be, unlevered, which may reduce our net investment income.

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

In view of tightened credit markets, since the end of the first quarter, and in the absence of having received a written offer for extension of our credit facility from our existing lenders, we took steps to reduce our borrowings under our credit facility and, effective December 30, 2008, we had fully repaid any amounts borrowed and terminated our credit facility. On a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and terms with a longer maturity that more closely matches the maturity of our investments, we are better served by having an unlevered portfolio. However, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio.

An extended continuation of the disruption in the capital markets and the credit markets could negatively affect our business.

As a business development company, we seek to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may not be able to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Our ability to grow our business could be impaired by an inability to access the capital markets or to enter into new credit facilities. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally. If we are unable to raise additional equity capital or consummate new credit facilities on terms that are acceptable to us, we may not be able to initiate significant originations.

These situations may arise due to circumstances that we may be unable to control, such as access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our ability to grow our business requires a substantial amount of capital, which we may acquire from the following sources:

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,483,546 shares are issued and outstanding as of December 31, 2008. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

To the extent we employ leverage in the future, a portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. As of December 31, 2008, we had terminated our credit facility, and had repaid all amounts borrowed.

Currently, only one of our debt investments is at a fixed rate, while the others are at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all of our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves as Chief Financial Officer, Chief Compliance Officer and Treasurer for both T2 Income Fund Limited and T2 Advisers, LLC. Messrs. Rosenthal and Conroy also each serve as a non-independent director of T2 Income Fund Limited. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Both we and T2 Income Fund Limited have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or T2 Income Fund Limited and a prospective portfolio company. Our general policy is to allocate bilateral US-based opportunities to TICC and bilateral non-US opportunities to T2 Income Fund Limited; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to T2 Income Fund Limited.

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

RISKS RELATED TO OUR INVESTMENTS

Our portfolio may be concentrated in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the sectors in which we invest experience a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria. As a result, a market downturn, including a downturn in the technology-related sector, could materially adversely affect us.

The sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

We invest in companies which may have relatively short operating histories. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. Also, the technology-related sector, in particular, is generally characterized by abrupt business cycles and intense competition. The cyclical economic downturn has resulted in substantial decreases in the market capitalization of many companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in valuations will be insubstantial or temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.

In addition, because of rapid technological change, the average selling prices of products and some services provided by the technology-related sector have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by some of our portfolio companies may decrease over time, which could adversely affect their operating results and their ability to meet their obligations under their debt securities, as well as the value of any equity securities, that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Our investments in the companies that we are targeting may be extremely risky and we could lose all or part of our investments.

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

Specifically, investment in the companies that we are targeting involves a number of significant risks, including:

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

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	these companies may be more susceptible to the current economic recession than other better capitalized companies that operate in less capital intensive industries.

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

The incentive fee payable by us to TICC Management may create an incentive for TICC Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to TICC Management is determined, which is calculated as a percentage of the return on invested capital, may encourage TICC Management to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TICC Management will receive the incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during the current economic downturn.

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

Our shares currently trade at a substantial discount from net asset value and may continue to do so over the long term.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current economic environment and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2008, and has remained below our net asset value per share through the first two months of 2009. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

Stockholders may incur dilution if we issue warrants, options, rights or other securities that may subscribe to, convert to, or purchase shares of our common stock in one or more offerings.

At our 2008 annual meeting of stockholders, our stockholders approved a proposal designed to allow us to access the capital markets in ways that were previously unavailable to us as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorized us to issue warrants, options or rights to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to issue warrants, options or rights to subscribe to, covert to, or purchase shares of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

	NAV(a)	Price Range
		High	Low
Fiscal 2008
Fourth quarter	$7.68	$5.10	$2.21
Third quarter	9.38	6.32	4.05
Second quarter	9.75	8.75	4.89
First quarter	10.81	11.78	6.95
Fiscal 2007
Fourth quarter	$11.94	$14.90	$8.95
Third quarter	12.79	16.18	11.83
Second quarter	13.27	17.30	15.68
First quarter	13.60	17.50	15.51

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Nasdaq Global Select Market on March 12, 2009 was $3.45 per share. As of March 12, 2009, we had 147 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2007:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2009
March 5, 2009	March 17, 2009	March 31, 2009	$0.15

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	$0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			$1.06

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	$0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			$1.44

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

During the year ended December 31, 2008, we made distributions in excess of our earnings of approximately $0.08 per share. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2008, we issued a total of 580,603 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $3.1 million.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, for the period from December 31, 2003 through December 31, 2008. The graph assumes that, on December 31, 2003, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The Nasdaq Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Total Investment Income	$37,305,635	$43,841,813	$35,947,227	$21,800,537	$7,388,158
Total Expenses	$15,114,472	$16,648,194	$10,546,409	$7,415,415	$4,024,641
Net Investment Income	$22,191,163	$27,193,619	$25,400,818	$14,385,122	$3,363,517
Net (Decrease) Increase in Net Assets Resulting from Operations	$(53,266,154)	$(11,648,832)	$26,331,172	$16,304,137	$3,363,517
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)(1)	$0.91	$1.30	$1.28	$1.05	$0.33
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Basic and Diluted)(1)	$(2.19)	$(0.56)	$1.32	$1.19	$0.33
Distributions Declared per Share	$1.06	$1.44	$1.38	$1.01	$0.43
Balance Sheet Data:
Total Assets	$204,962,887	$396,390,153	$334,819,746	$270,107,818	$140,502,459
Total Net Assets	$203,366,750	$257,369,503	$271,335,345	$265,905,476	$139,261,537
Other Data:
Number of Portfolio Companies at Period End	23	33	28	19	9
Principal Amount of Loan Originations	$18,300,000	$188,000,000	$191,000,000	$159,500,000	$82,200,000
Principal Amount of Loan Repayments	$90,500,000	$87,300,000	$76,600,000	$29,500,000	$1,480,000
Principal Amount of Loan Sales	$50,200,000	$4,500,000	$4,300,000	$6,100,000	$0
Total Return(2)	(50.23)%	(36.26)%	17.02%	7.47%	(0.71)%
Weighted Average Yield on Debt Investments at Period End(3)	8.9%	11.3%	12.8%	10.9%	10.8%

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on May 23, 2008. See Note 4—Earnings Per Share, included in the financial statements, for additional information about the rights offering and the calculation of the associated bonus element.

(2)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment at prices obtained under the Company’s dividend reinvestment plan.

(3)	Weighted average yield calculation includes the input of any loans on non-accrual status as of the year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	the current economic downturn could impair our customers’ ability to repay our loans and increase our non-performing assets,

•

the current economic downturn could disproportionately impact the technology-related industry in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

•	the current contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities,

•	interest rate volatility could adversely affect our results, and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Form 10-K and in our filings with the SEC.

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

Our investment activities are managed by TICC Management, a registered investment adviser under the Investment Advisers Act of 1940. TICC Management is owned by BDC Partners, its managing member, and Royce & Associates. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under the Investment Advisory Agreement, we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an Administration Agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria.

While the structure of our investments will vary, we invest primarily in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of December 31, 2008, our debt investments had stated interest rates of between 3.97% and 14.46% (excluding GenuTec which carries a zero interest rate through November 1, 2009) and maturity dates of between 1 and 70 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.9%, including GenuTec and all investments on non-accrual status.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2008, we recognized approximately $235,000 of other income attributable to PIK associated with an amendment fee for our investment in Group 329, LLC (d/b/a “the CAPS Group”) (“CAPS”), compared to PIK interest of approximately $500,000 for the year ended December 31, 2007.

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

On May 23, 2008 we issued to our stockholders of record as of May 23, 2008 transferable rights to subscribe for up to 4,339,226 shares of our common stock. Record date stockholders received one right for each outstanding share of common stock held on the record date. The rights, which entitled holders to purchase one new share of common stock for every five rights held, were listed for trading on the Nasdaq Global Select Market under the symbol “TICCR.” The rights offering, which was oversubscribed, resulted in the issuance of approximately 4.3 million shares of TICC common stock on June 18, 2008. The net proceeds, after payment of dealer-manager fees and after other offering-related expenses, were approximately $20.9 million. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our then current revolving credit facility.

During the year ended December 31, 2008, we closed approximately $18.3 million in portfolio investments, all of which were in existing portfolio companies. During the year ended December 31, 2008 we received a total of $90.5 million of proceeds from principal repayments on debt investments and we recognized approximately $50.2 million from the sale of portfolio investments. We used a substantial portion of such proceeds for the repayment of outstanding amounts under our revolving credit facility, which was fully repaid and terminated effective December 30, 2008.

We realized net losses on investments during the year ended December 31, 2008 in the amount of approximately $8.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, we had net unrealized depreciation on investments of approximately $66.9 million for the year ended December 31, 2008, which consisted of a decrease in the fair value of our investments in the amount of approximately $94.8 million, which was partially offset by unrealized appreciation of approximately $27.9 million.

Current Market and Economic Conditions

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures among a large number of financial institutions, which participated in the origination or underwriting of structured products or that invested in them. The debt and equity capital markets in the United States have been severely impacted by significant write-offs in the financial services sector relating to structured products and the re-pricing of credit risk in the syndicated loan market, among other things.

In particular, the equity markets declined significantly during these turbulent times, with both the S&P 500 and the Nasdaq Global Select Market declining by over 30% between June 30, 2008 and December 31, 2008. These events, along with the deterioration of the housing market, have significantly diminished overall confidence in the debt and equity markets and constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses, all of which we believe reflects an ongoing recession.

The federal government has responded to this financial crisis in unprecedented ways in an effort to infuse liquidity back into the capital markets, including injecting capital into distressed institutions, curtailing the ability of investors to short certain securities, purchasing certain illiquid assets and lowering interest rates to record lows. Nevertheless, we believe that the U.S. economy could continue to remain in a period of recession through 2009. As a result of the continuing credit crisis, the spread between the yields realized on risk-free and higher risk securities has increased, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or materially impair the availability of credit to us on commercially reasonable terms. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $189.6 million and $385.4 million at December 31, 2008 and December 31, 2007, respectively. The decrease in investments during 2008 was due primarily to the sale of portfolio investments and debt repayments totaling approximately $140.7 million, net realized losses of $8.5 million and unrealized depreciation of approximately $66.9 million. This decrease was partially offset by additional investments in five existing portfolio companies during 2008 of approximately $18.3 million. We originated no investments in new portfolio companies during 2008. During 2007, we originated investments in 18 portfolio companies (12 of which were new portfolio companies and 6 of which were existing portfolio companies) and made advances to existing customers under existing contractual terms. Our gross originations and advances totaled approximately $187.9 million during the year ended December 31, 2007.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2008 and December 31, 2007, we had $90.5 million and $87.6 million, respectively, of loan repayments. Portfolio activity also reflects sales of securities in the amounts of $50.2 million and $4.5 million for 2008 and 2007, respectively. During 2008, the most significant repayments on our debt investments were from 3001, Inc. ($17.2 million), Aviel Services, Inc. ($14.3 million), TrenStar Inc. ($11.8 million), Empire Scaffold, LLC ($10.8 million), PrePak Systems, Inc. ($10.2 million). Also, during 2008, the most significant sales of our debt investments were of Intergraph Corporation ($14.2 million) and AKQA, Inc. ($10.0 million).

During the first quarter of 2008, Pulvermedia, LLC (“Pulvermedia”) indicated that it was projecting a sudden and dramatic decline in projected revenues and earnings for the year. Based upon a review of the company’s financial projections and operating cashflow forecasts, we determined that the debt investment warranted a complete write-down of $10.3 million, and the warrants were written-off as well in the amount of $300,000 as of December 31, 2007. This investment was assigned a credit rating of Grade 5 and was placed on non-accrual status as of December 31, 2007. In the nine month period ending September 30, 2008, we recovered $2.3 million from Pulvermedia; during the quarter ended September 30, 2008, we determined that our investment no longer had any value and realized a capital loss associated with our debt and equity investment in Pulvermedia of approximately $8.3 million.

In addition to the realized loss on Pulvermedia, we realized capital losses of approximately $3.0 million associated with the sale of our debt investments in syndicated loans. Also, during 2008 we realized a capital gain of approximately $1.6 million due to the repayment on our debt and sale of our equity investment in Aviel Services, Inc., as well as realized capital gain of approximately $1.2 million on the sale of our equity position in The Endurance International Group, Inc.

For the year ended December 31, 2008, we also recorded net unrealized depreciation on our debt investments of approximately $66.9 million, which included write-downs of our debt investments in The CAPS

Group, Term A and B notes ($18.7 million), American Integration Technologies, LLC (“AIT”) ($14.7 million), Questia Media, Inc. ($6.5 million) and Punch Software LLC ($2.9 million), as well as net unrealized depreciation on our syndicated loans of approximately $22.7 million comprised primarily of net write-downs on WAICCS Las Vegas, LLC ($5.6 million), Palm, Inc. ($4.2 million), Hyland Software, Inc. ($3.1 million), AKQA, Inc. ($2.9 million), SCS Holdings II, Inc. ($2.9 million) and GXS Worldwide Inc. ($1.6 million). The foregoing write-downs on our bilateral debt investments were based primarily on a review of operating performance and financial condition of those portfolio companies, as well as a consideration of credit market spreads and other factors and conditions effecting these investments. Write-downs in our syndicated loan investments were primarily attributable to credit market spreads and recent market data regarding transactions involving similar syndicated loan investments.

At December 31, 2007, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value totaling approximately $375.9 million, and equity investments of approximately $9.5 million. The debt investments include approximately $0.5 million in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2008 and 2007 follows:

	December 31, 2008	December 31, 2007
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$385.4	$326.2
Portfolio Investments Acquired	18.3	188.0
Debt repayments	(90.5)	(87.6)
Sales of securities	(50.2)	(4.5)
Payment in Kind	0.2	0.5
Original Issue Discount	1.8	1.6
Net Unrealized (Depreciation) Appreciation	(66.9)	(26.3)
Net Realized (Losses) Gains	(8.5)	(12.5)

Ending Investment Portfolio	$189.6	$385.4

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2008 and 2007:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2008	$0.0	$31.3	$1.7
September 30, 2008	0.0	21.3	16.1
June 30, 2008	1.0	20.4	30.5
March 31, 2008	17.3	17.5	1.9

Total	$18.3	$90.5	$50.2

December 31, 2007	43.9	17.2	4.2
September 30, 2007	66.8	6.4	0.0
June 30, 2007	50.8	31.2	0.3
March 31, 2007	26.4	32.8	0.0

Total	$187.9	$87.6	$4.5

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2008 and 2007:

	2008		2007
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$172.0	90.7%	$330.1	85.7%
Senior Unsecured Notes	1.0	0.5%	32.5	8.4%
Senior Subordinated Unsecured Notes	10.4	5.5%	13.3	3.4%
Subordinated Promissory Notes	0.0	0.0%	0.0	0.0%
Preferred Stock	0.0	0.0%	0.0	0.0%
Common Stock	3.0	1.6%	6.0	1.6%
Warrants	3.2	1.7%	3.5	0.9%

Total	$189.6	100.0%	$385.4	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$36.9	19.5%	$57.0	14.8%
Satellite communications	24.2	12.8%	35.2	9.1%
Web-based services	21.8	11.5%	15.0	3.9%
IT value-added reseller	21.7	11.4%	27.2	7.1%
Consumer electronics	12.8	6.7%	17.0	4.4%
Digital imaging	11.9	6.3%	34.1	8.8%
Advertising	11.0	5.8%	24.7	6.4%
Virtual workforce services	10.2	5.4%	10.6	2.8%
Real estate	9.0	4.7%	14.6	3.8%
Digital media	7.9	4.2%	14.4	3.7%
Enterprise software	7.7	4.1%	22.0	5.7%
Semiconductor capital equipment	6.3	3.3%	23.6	6.1%
IT consulting	4.7	2.5%	27.5	7.1%
Interactive voice messaging service	2.0	1.0%	2.5	0.6%
Telecommunications services	1.5	0.8%	10.0	2.6%
Geospatial imaging	0.0	0.0%	17.2	4.5%
Logistics technology	0.0	0.0%	11.9	3.1%
Scaffold rental	0.0	0.0%	10.0	2.6%
Repackaging	0.0	0.0%	9.5	2.5%
Education	0.0	0.0%	1.4	0.4%
Webhosting	0.0	0.0%	0.0	0.0%

	$189.6	100.0%	$385.4	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. We may also invest in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. However, we believe that we may begin to see opportunities to generate higher returns on individual investments than we have historically, given the changes in the credit environment over the past year. At the same time, we recognize that it may be difficult to raise capital in the near future in light of our stock price and the current state of the debt and equity markets. We are also sensitive to the negative implications of maintaining a larger, fully-drawn credit facility given the uncertainty currently existing in the credit markets. In view of these developments, since the end of the first quarter of 2008, and in the absence of having received a written offer for extension of our previously existing credit facility from our prior lenders thereunder, we took steps to reduce our level of borrowings under our revolving credit facility and, effective December 30, 2008, we had fully repaid all outstanding obligations under the credit facility and the facility was terminated. As a result, on a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and on terms with a longer maturity that more closely matches the maturity of our investments, we are better served by remaining fully unlevered. However, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2008 and 2007 our portfolio had a weighted average grade of 2.3 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2008 and 2007, our debt investment portfolio was graded as follows:

	Summary Description	December 31, 2008
Grade		Debt Portfolio at Fair Value	Debt Percentage of Total Portfolio
		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$52.4	28.6%
2	Full repayment of principal and interest is expected.	47.5	25.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	68.8	37.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%
5	A loss of some portion of principal is expected.	14.6	8.0%

		$183.3	100.0%

	Summary Description	December 31, 2007
Grade		Debt Portfolio at Fair Value	Debt Percentage of Total Portfolio
		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$47.5	12.6%
2	Full repayment of principal and interest is expected.	227.0	60.4%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	97.9	26.1%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%
5	A loss of some portion of principal is expected.	3.5	0.9%

		$375.9	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

In 2008, due primarily to deteriorating business conditions, we experienced significant unrealized depreciation in four of our bilateral portfolio investments. We recorded during 2008 unrealized depreciation on our debt investments in The CAPS Group Term A and B notes ($18.7 million), AIT ($14.7 million), Questia Media, Inc. (“Questia”) ($6.5 million) and Punch Software, LLC (“Punch Software”) ($2.9 million). CAPS, AIT and Punch Software warranted a downgrade to a 5 rating and Questia warranted a downgrade to 3 rating; a discussion of these investments follows. Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

As of March 31, 2008 we determined that our investment in CAPS, due to further credit deterioration and widening interest rate spreads, warranted a markdown of approximately $5.8 million on the Term B notes and approximately $1.2 million on the Term A notes; the Term B notes had previously been marked down by $2.5 million as of December 31, 2007. Due to a further decline in financial performance during the quarters ending June 30, 2008 and September 30, 2008, the CAPS notes were written down by approximately $5.1 million on the Term B notes and approximately $61,000 on the Term A notes. Due to the continued deterioration of the business of CAPS, for the quarter ended December 31, 2008, we have reduced the fair value of CAPS Term A notes to $1.4 million and CAPS Term B notes to zero and downgraded CAPS from a 3 to a 5 rating. Effective October 1, 2008, the debt investment in CAPS was placed on non-accrual status.

During the quarter ending December 31, 2008, we determined that the liquidity of AIT was considerably less than expected and, as a result, we recorded unrealized depreciation of approximately $12.6 million on our senior secured notes and downgraded the investment from a 3 to a 5 rating.

During the quarter ending December 31, 2008, Punch Software experienced a material slowdown with respect to its ability to generate revenue. In light of this deterioration of the business during the fourth quarter of 2008, we recorded unrealized depreciation of approximately $2.1 million on our senior secured notes and downgraded the investment from a 3 to a 5 rating.

As of the quarter ending December 31, 2008, it became evident that Questia would not be able to meet its obligation to repay the principal balance of approximately $14.4 million due at maturity on January 28, 2009. As a result, we recorded unrealized depreciation of approximately $5.2 million on our senior secured notes for the quarter ended December 31, 2008. It is expected that Questia will be able to meet its obligation to satisfy our debt service requirements and we are currently negotiating an amendment to extend the maturity date of our senior secured notes by one year. Questia’s credit rating does not warrant a further downgrade and remains a 3 rating.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2008, 2007 and 2006.

Comparison of the years ended December 31, 2008 and December 31, 2007

Investment Income

As of December 31, 2008, our debt investments had stated interest rates between 3.97% and 14.46% (excluding GenuTec which carries a zero interest rate through November 1, 2009) and maturity dates of between 1 and 70 months. In addition, as of December 31, 2008, our total portfolio had a weighted average yield, which includes GenuTec and all investments on non-accrual status, on debt investments of approximately 8.9% compared to 11.3% as of December 31, 2007.

Investment income for the year ended December 31, 2008, was approximately $37.3 million compared to approximately $43.8 million for the period ended December 31, 2007. The decrease resulted primarily from our portfolio de-levering actions throughout 2008, as our debt investment portfolio decreased in principal value from $409.3 million to $279.0 million, as well as the lower yield on investments. For the year ended December 31, 2008, investment income consisted of approximately $34.4 million in cash interest from portfolio investments, approximately $1.9 million in amortization of original issue discount and approximately $198,000 in interest from our cash and cash equivalents.

For the year ended December 31, 2008, other income of approximately $831,000 was recorded, consisting primarily of non-recurring amendment fees earned in conjunction with existing portfolio investments, compared to other income of approximately $2.0 million, in 2007. This decrease resulted partially from our lack of originations in new portfolio companies during 2008 as we focused on the repayment of outstanding amounts under our revolving credit facility, which was fully repaid and terminated effective December 30, 2008.

Operating Expenses

Operating expenses for the year ended December 31, 2008, were approximately $15.1 million. This amount consisted primarily of investment advisory fees, interest expense, professional fees, compensation expenses, directors’ fees and general and administrative expenses. This was a decrease of approximately $1.5 million from the period ended December 31, 2007, which was primarily attributable to a decrease in interest expense of approximately $1.8 million related to our de-levering activity during 2008 and a decrease in investment advisory fees of approximately $461,000 resulting from the decrease in gross assets during the year ended December 31, 2008. These decreases were partially offset by an increase in professional fees of approximately $616,000 during the year ended December 31, 2008 over the year ended December 31, 2007. Our operating expenses for the period ended December 31, 2007 were approximately $16.6 million.

The investment advisory fee for fiscal 2008 was approximately $7.0 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment income incentive fee of approximately $485,000. The investment advisory fee in 2007 was approximately $7.5 million, which consisted of the base fee as well as an income incentive fee of approximately $255,000.

Compensation expenses were approximately $906,000 for the year ended December 31, 2008, compared to approximately $898,000 for the period ending December 31, 2007, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, Controller, and other administrative support personnel. At December 31, 2008 and 2007, respectively, no compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.6 million for the year ended December 31, 2008, compared to approximately $1.0 million for the year ended December 31, 2007. The increase is attributable to greater fees of approximately $401,000 associated with the number of quarterly reviews performed by third party valuation firms during 2008, higher legal fees of approximately $120,000, and greater audit fees of approximately $93,000.

Interest expense for the year ended December 31, 2008, was approximately $4.8 million, compared to approximately $6.6 million for the year ended December 31, 2007. This decrease of approximately $1.8 million was attributable to delevering activities associated with the repayment of our credit facility throughout the year ended December 31, 2008.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses, were approximately $401,000 in 2008 compared to approximately $310,000 in 2007. The increase is primarily due to greater costs associated with listing fees, printing expenses and proxy related costs incurred during 2008. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement with BDC Partners.

Realized Losses on Investments

For the year ended December 31, 2008, we had net realized losses on investments of approximately $8.5 million due primarily to the realized capital loss of approximately $8.3 million associated with the write-off of our debt and equity investments in Pulvermedia, as well as net realized capital losses of approximately $3.0 million associated with the sale of several of our syndicated loans. The losses were partially offset by realized gains of approximately $1.6 million associated with the repayment of our investment in Aviel Services, Inc. as well as approximately $1.2 million associated with the sale of our warrants held in The Endurance International Group, Inc. For the year ended December 31, 2007, we had net realized losses on our investments of approximately $12.6 million.

Unrealized Depreciation on Investments

For the year ended December 31, 2008, we recorded net unrealized depreciation on our debt investments of approximately $66.9 million, which included write-downs of our debt investments in The CAPS Group, Term A and B notes ($18.7 million), American Integration Technologies, LLC (“AIT”) ($14.7 million) Questia Media, Inc. ($6.5 million) and Punch Software LLC ($2.9 million), as well as net unrealized depreciation on our syndicated loans of approximately $22.7 million comprised primarily of net write-downs on WAICCS Las Vegas, LLC ($5.6 million), Palm, Inc. ($4.2 million), Hyland Software, Inc. ($3.1 million), AKQA, Inc. ($2.9 million), SCS Holdings II, Inc. ($2.9 million) and GXS Worldwide Inc. ($1.6 million). The foregoing write-downs on our bilateral debt investments were based primarily on a review of operating performance and financial condition of those portfolio companies, as well as a consideration of credit market spreads and other factors and conditions effecting these investments. Write-downs in our syndicated loan investments were primarily attributable to credit market spreads and recent market data regarding transactions involving similar syndicated loan investments.

Net unrealized depreciation on our investments for the year ended December 31, 2007 was approximately $26.3 million. See “—Portfolio Grading” above.

Net Decrease in Net Assets from Operations

We had a net decrease in net assets resulting from operations of approximately $53.3 million for the year ended December 31, 2008, compared to a net decrease in net assets of approximately $11.6 million in 2007. Based on a weighted-average of 24,314,512 shares outstanding (basic and diluted), our net decrease in net assets from operations per common share for the year ended December 31, 2008, was approximately $2.19 for basic and diluted earnings, compared to a decrease of $0.56 per share in 2007.

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

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.0 million for the year ended December 31, 2007, compared to approximately $1.1 million for the year ended December 31, 2006. The decrease is directly attributable to lower fees associated with the number of quarterly independent valuation reviews performed by a third party valuation firm during 2007.

Interest expense for the year ended December 31, 2007, was approximately $6.6 million, compared to approximately $1.9 million for the year ended December 31, 2006. This increase of approximately $4.7 million was attributable to the higher level of borrowings under our credit facility throughout the year ended December 31, 2007.

General and administrative expenses, consisting primarily of office supplies, facilities costs and other expenses, were approximately $310,000 in 2007 compared to approximately $221,000 in 2006. The increase is primarily related to greater costs related to listing fees and printing costs incurred during 2007. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement with BDC Partners.

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

Net Decrease in Net Assets from Operations

We had a net decrease in net assets resulting from operations of approximately $11.6 million for the year ended December 31, 2007, compared to a net increase in net assets of approximately $26.3 million in 2006. Based on a weighted-average of 20,977,779 shares outstanding (basic and diluted), our net decrease in net assets from operations per common share for the year ended December 31, 2007, was approximately $0.56 for basic and diluted earnings, compared to an increase of $1.32 per share in 2006.

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

On July 13, 2007, we closed a follow-on public offering of our common stock. In connection with the closing, the underwriters exercised their over-allotment option and purchased an additional 187,500 shares, resulting in a total sale of 1,437,500 shares of our common stock. We raised approximately $21.6 million in net proceeds in this offering, after deducting underwriting discounts and offering expenses. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our then existing revolving credit facility.

On May 23, 2008 we issued to our shareholders of record as of May 23, 2008 transferable rights to subscribe for up to 4,339,226 shares of our common stock. Record date stockholders received one right for each outstanding share of common stock owned on the record date. The rights, which entitled holders to purchase one new share of common stock for every five rights held, were listed for trading on the Nasdaq Global Select Market under the symbol “TICCR.” The rights offering, which was oversubscribed, resulted in the issuance of approximately 4.3 million shares of TICC common stock on June 18, 2008. The net proceeds after payment of dealer-manager fees and after other offering-related expenses were approximately $20.9 million. Subsequently, we used the net proceeds received in this offering to repay indebtedness owed under our then existing revolving credit facility.

During the year ended December 31, 2008, cash and cash equivalents increased from approximately $7.9 million at the beginning of the period to approximately $14.1 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2008, consisting primarily of the items described in “—Results of Operations,” was approximately $143.4 million, largely reflecting principal repayments and proceeds from the sale of investments of approximately $140.7 million. During the period, net cash used by financing activities was approximately $137.2 million, reflecting a net increase in principal payments to our lenders under our then existing revolving credit facility ($136.5 million) and approximately $21.7 million for the payment of dividends, offset by net proceeds from the issuance of common stock ($20.9 million).

During the year ended December 31, 2007, cash and cash equivalents increased from approximately $5.2 million at the beginning of the period to approximately $7.9 million at the end of the period. Net cash used by operating activities for the year ended December 31, 2007, consisting primarily of the items described in “—Results of Operations,” was approximately $70.6 million, largely reflecting new investments of approximately $188.0 million partially offset by principal repayments of approximately $87.6 million and net investment income of $27.2 million. During the period, net cash provided by financing activities was approximately $73.3 million, reflecting a net increase in cash borrowed under our revolving credit facility ($78.0 million) and proceeds from the issuance of common stock ($21.6 million), partially offset by approximately $26.3 million for the payment of dividends.

As a business development company, we have an ongoing need to raise additional capital for investment purposes. As a result, we expect from time to time to access the debt and equity markets when we believe it is necessary and appropriate to do so. As of January 31, 2008, we amended our credit facility to extend the termination date to January 2009, to remove Commerzbank as a lender and to reduce our credit facility to $150 million. At that time, RBC and BB&T remained lenders under our facility with a commitment of $75,000,000 each. As of December 30, 2008, we had fully repaid all outstanding obligations under the credit facility and reduced the commitment amount thereunder to zero, effectively terminating the facility. In the future, if we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

Effective December 30, 2008, we had fully repaid all amounts outstanding under our revolving credit facility and reduced the commitment amount thereunder to zero, effectively terminating the facility.

We have certain obligations with respect to the investment advisory and administration services we receive. See “—Overview”. We incurred approximately $7.0 million for investment advisory services and approximately $401,000 for administrative services for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

At December 31, 2008, we had no outstanding borrowings. Effective December 30, 2008, we had fully repaid all amounts outstanding under our revolving credit facility and reduced the commitment amount thereunder to zero, effectively terminating the facility. We had outstanding borrowings of $136.5 million and $58.5 million for the years ending December 31, 2007 and December 31, 2006, respectively. The following table shows the facility amounts and outstanding borrowings at December 31, 2008 and December 31, 2007:

	December 31, 2008 (dollars in thousands)				December 31, 2007 (dollars in thousands)		December 31, 2006 (dollars in thousands)
	Facility Amount		Amount Outstanding		Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Senior Secured Revolving Credit Facility	$0	(1)	$0	(1)	$180,000	$136,500	$100,000	$58,500

(1)	We repaid all remaining amounts under our senior secured revolving credit facility and terminated the facility effective December 30, 2008.

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

On April 11, 2006, we entered into an amended and restated Credit Facility, with RBC as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. Under the amended and restated Credit Facility, the amount of our Credit Facility was increased to $100 million, with each lender providing $50 million under the facility. The Credit Facility supplemented our equity capital and provided funding for additional portfolio investments, as well as general corporate matters. On May 7, 2007, the Credit Facility was amended to increase the amount available to $150 million. On June 27, 2007, the Credit Facility was further amended to increase the Credit Facility to $180 million and to add Commerzbank AG (“Commerzbank”) as an additional lender.

As of January 31, 2008, we amended our Credit Facility to extend the termination date to January 2009, to remove Commerzbank as a lender and to reduce our Credit Facility to $150 million. At that time, RBC and BB&T remained lenders under our facility with a commitment of $75 million each. Pursuant to our request and in accordance with the terms of the Credit Facility, the amount available under the Credit Facility was reduced from $150 million to $55 million, effective August 6, 2008. Effective September 22, 2008, we further reduced the amount available under the Credit Facility to $30 million as we remitted additional payments of approximately $25 million against our outstanding debt under the Credit Facility between August 6, 2008 and September 30, 2008. Effective November 3, 2008, we further reduced the amount available under the Credit Facility to $7.5 million as we remitted additional payments of approximately $22.5 million between September 22, 2008 and November 3, 2008. As of December 30, 2008, we had fully repaid all amounts outstanding under our revolving credit facility and reduced the commitment amount thereunder to zero, effectively terminating the facility.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

During the year ended December 31, 2007 we made distributions in excess of our earnings of approximately $0.02 per share. For tax purposes, distributions for 2007 were funded from undistributed net investment income and realized capital gains from 2006, as well as current net investment income and realized capital gains, and included a tax return of capital. A written statement identifying the source of the dividend accompanied our fourth quarter dividend payment to our shareholders and was posted on our website.

For the year ended December 31, 2008, management determined that a tax return of capital occurred of approximately $0.08 per share. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2009
March 5, 2009	March 17, 2009	March 31, 2009	$0.15

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(1)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(2)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(3)

Total Distributions:			$5.47	(4)

(1)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(2)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(4)	We did not declare a dividend for the period ended December 31, 2003.

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

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. FASB Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market. Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current. The market place for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have recently shown these attributes of illiquidity. In accordance with SFAS 157, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market in each security. However, due to the market illiquidity and the lack of transactions during the quarter ended December 31, 2008, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the market place. As such, the Company engaged a third-party valuation firm to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing our investments, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

As of December 31, 2008, under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm prepared valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1.0% of our total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1.0% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, in view of the current economic conditions, for the year ended December 31, 2008, the Board of Directors determined that the entire bilateral portfolio should be evaluated by a third party valuation firm each quarter regardless of rotation. In addition, effective March 2009, our Board of Directors approved an increase in the applicable quarterly threshold for third-party valuations of bilateral portfolio investments from 1.0% to 2.5% of our total assets. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the appropriate valuation of each investment.

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2008 we recorded PIK fee income of approximately $235,000. For the years ended December 31, 2007 and 2006, we recorded approximately $531,000 and $1,545,000 in PIK interest income, respectively.

In addition, we recorded original issue discount income of approximately $1,881,000, $1,629,000 and $914,000 for the years ended December 31, 2008, 2007 and 2006, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2008 and December 31, 2007 was approximately $282,191,897 and $411,018,017, respectively.

RECENT DEVELOPMENTS

We declared, on March 5, 2009, a cash dividend of $0.15 per share payable March 31, 2009 to holders of record on March 17, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2008, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-one debt investments were at variable rates, representing approximately $14.4 million and $264.6 million in principal debt, respectively. At December 31, 2008, $227.6 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note or LIBOR, and no other change in our portfolio as of December 31, 2008. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase by approximately $2.3 million annually. If we had instead assumed a 1% decrease in the underlying five year Treasury note or LIBOR, net investment income would decrease correspondingly by approximately $2.3 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control—Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of TICC Capital Corp.:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets, cash flows, and financial highlights present fairly, in all material respects, the financial position of TICC Capital Corp. (“the Company”) at December 31, 2008 and December 31, 2007, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2008, and the financial highlights for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 63 of the 2008 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 13, 2009

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2008	December 31, 2007
ASSETS
Investments, at fair value (cost: $282,299,228 @ 12/31/08; $411,125,347 @ 12/31/07)
Non-affiliated/non-control investments (cost: $261,923,603 @ 12/31/08; $389,288,207 @ 12/31/07)	$168,094,127	$360,530,609
Control investments (cost: $20,375,625 @ 12/31/08; $21,837,140 @ 12/31/07)	21,500,000	24,837,140

Total investments at fair value	189,594,127	385,367,749

Cash and cash equivalents	14,069,251	7,944,608
Interest receivable	1,151,703	2,876,424
Prepaid expenses and other assets	147,806	201,372

Total assets	$204,962,887	$396,390,153

LIABILITIES
Investment advisory fee payable to affiliate	$1,287,451	$2,123,168
Accrued expenses	308,686	87,170
Accrued interest payable	—	310,312
Loans payable	—	136,500,000

Total liabilities	1,596,137	139,020,650

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,483,546 and 21,563,717 issued and outstanding, respectively	264,835	215,637
Capital in excess of par value	318,662,914	296,578,543
Net unrealized depreciation on investments	(92,705,101)	(25,757,598)
Accumulated net realized losses on investments	(21,899,323)	(13,389,509)
Distributions in excess of investment income	(956,575)	(277,570)

Total net assets	203,366,750	257,369,503

Total liabilities and net assets	$204,962,887	$396,390,153

Net asset value per common share	$7.68	$11.94

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$7,896,970
		(11.00%, due Jan. 28, 2009)
TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

Avue Technologies Corp.	software	warrants to purchase common units(7)		13,000	25,000
Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)	21,000,000	20,942,204	20,475,000
		(9.32%, due Feb. 8, 2010)
		warrants to purchase common stock(7)		600,000	2,700,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)	5,125,000	5,125,000	4,715,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0
Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(10)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)
Arise Virtual Solutions, Inc.	virtual	senior secured notes(4)(5)	10,500,000	10,440,452	10,132,500
(f/k/a “Willow CSN Incorporated”)	workforce	(10.25%, due June 30, 2010)
	services	warrants to purchase
		convertible preferred stock(7)		200,000	115,000
NetQuote, Inc.	web-based services	senior secured notes(4)	24,000,000	24,000,000	21,780,000
		(9.50%, due May 1, 2011)
GenuTec Business Solutions, Inc.	interactive voice messaging	senior secured notes(4)(5)(7)	3,480,000	2,703,391	2,000,000
	services	(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10)	5,467,804	5,400,407	1,366,951
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(7)(10)	17,485,000	17,236,514	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0
American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6) (10.75%, due October 31, 2010)	20,950,000	20,950,000	6,285,000
Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,250,000	10,080,911	5,304,375
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0
Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)	18,500,000	17,375,625	18,500,000
(d/b/a “Ai Squared”)		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	12,375,000	12,034,357	10,395,000
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2008

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Punch Software LLC	software	senior secured notes(4)(5)	6,900,000	6,809,180	3,967,500
		(10.42%, due October 30, 2011)
		warrants to purchase Class A-1 units(7)		200,000	0
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (7.46%, due May 30, 2013)	14,500,000	14,513,622	10,875,000
AKQA, Inc.	advertising	senior secured notes(4)(6)	14,613,133	14,613,133	10,959,850
		(6.00%, due March 20, 2013)
Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,427,833	12,427,833	10,532,588
		(7.13%, due April 30, 2012)
Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,922,605	7,700,000
		(9.31%, due July 31, 2014)
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4) (10.44%, due August 1, 2009)	15,000,000	15,000,000	9,000,000
Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5) (9.97%, due February 28, 2014)	3,000,000	2,903,122	1,545,000
GXS Worldwide Inc.	software	first lien senior secured notes(4)(5)(6)	7,852,765	7,752,446	6,085,893
		(8.06%, due March 31, 2013)
Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.97%, due April 24, 2014)	19,750,000	18,125,183	12,837,500

Total Investments				$282,299,228	$189,594,127

(1)

Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)

As a percentage of net assets at December 31, 2008, investments at fair value are categorized as follows: senior secured notes (84.6%), senior unsecured notes (0.5%), senior subordinated unsecured notes (5.1%), preferred stock (0.0%), common stock (1.5%), and warrants to purchase equity securities (1.6%).

(9)

Aggregate gross unrealized appreciation for federal income tax purposes is $3,343,705; aggregate gross unrealized depreciation for federal income tax purposes is $95,941,476. Net unrealized depreciation is $92,597,771 based upon a tax cost basis of $282,191,897.

(10)	Debt investment on non-accrual status at the relevant period end.

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

See Accompanying Notes

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

(1)

Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

(13)	Debt investment on non-accrual status at the relevant period end.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income—debt investments	$33,355,098	$37,913,611	$30,490,365
Interest income—cash and cash equivalents	198,445	655,859	682,760
Other income	705,918	1,956,141	3,342,713

Total investment income from non-affiliated/non-control investments	34,259,461	40,525,611	34,515,838

From control investments:
Interest income—debt investments	2,921,174	3,316,202	1,031,389
Other income	125,000	0	400,000

Total investment income from control investments	3,046,174	3,316,202	1,431,389

Total investment income	37,305,635	43,841,813	35,947,227

EXPENSES
Compensation expense	906,109	897,740	712,301
Investment advisory fees	7,001,236	7,461,735	6,240,055
Professional fees	1,626,028	1,010,140	1,059,918
Interest expense	4,814,408	6,618,176	1,956,149
Insurance	76,734	79,858	82,155
Directors’ fees	184,750	165,250	168,750
Transfer agent and custodian fees	104,572	105,785	105,776
General and administrative	400,635	309,510	221,305

Total expenses	15,114,472	16,648,194	10,546,409

Net investment income	22,191,163	27,193,619	25,400,818

Net change in unrealized appreciation or depreciation on investments	(66,947,503)	(26,281,461)	343,863

Net realized (losses) gains on investments	(8,509,814)	(12,560,990)	586,491

Net (decrease) increase in net assets resulting from operations	$(53,266,154)	$(11,648,832)	$26,331,172

Net increase in net assets resulting from net investment income per common share:
Basic and diluted(1)	$0.91	$1.30	$1.28
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted(1)	$(2.19)	$(0.56)	$1.32
Weighted average shares of common stock outstanding:
Basic and diluted(1)	24,314,512	20,977,779	19,900,911

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended Decemeber 31, 2008	Year Ended Decemeber 31, 2007	Year Ended Decemeber 31, 2006
(Decrease) increase in net assets from operations:
Net investment income	$22,191,163	$27,193,619	$25,400,818
Net realized (losses) gains on investments	(8,509,814)	(12,560,990)	586,491
Net change in unrealized depreciation on investments	(66,947,503)	(26,281,461)	343,863

Net (decrease) increase in net assets resulting from operations	(53,266,154)	(11,648,832)	26,331,172

Dividends from net investment income	(22,870,147)	(27,855,763)	(24,924,306)
Distributions from net realized capital gains	0	(1,148,636)	(2,005,367)
Tax return of capital distributions	(1,898,860)	(639,411)	0

Distributions to shareholders	(24,769,007)	(29,643,810)	(26,929,673)

Capital share transactions:
Issuance of common stock (net of offering costs of $1,629,542, $558,729 and $0, respectively)	20,934,434	21,578,771	0
Reinvestment of dividends	3,097,974	5,748,027	6,028,370

Net increase in net assets from capital share transactions	24,032,408	27,326,798	6,028,370

Total (decrease) increase in net assets	(54,002,753)	(13,965,842)	5,429,869
Net assets at beginning of period	257,369,503	271,335,345	265,905,476

Net assets at end of period (including (over) distributed and undistributed net investment income of $(956,575), $(277,570) and $384,553, respectively)	$203,366,750	$257,369,503	$271,335,345

Capital share activity:
Shares sold	4,339,226	1,437,500	0
Shares issued from reinvestment of dividends	580,603	420,393	401,423

Net increase in capital share activity	4,919,829	1,857,893	401,423

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(53,266,154)	$(11,648,832)	$26,331,172
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided (used) by operating activities:
Purchases of investments	(18,290,000)	(187,997,425)	(191,020,300)
Repayments of principal	90,543,884	87,613,809	76,595,512
Proceeds from the sale of investments	50,178,603	4,518,697	4,272,000
Increase in investments due to PIK	(235,000)	(531,144)	(1,545,104)
Increase in non-cash fee income	0	0	(470,838)
Net realized losses (gains) on investments	8,509,814	12,560,990	(586,491)
Net change in unrealized appreciation or depreciation on investments	66,947,503	26,281,461	(343,863)
Decrease (increase) in interest receivable	1,724,721	339,881	(1,190,374)
Decrease (increase) in prepaid expenses and other assets	53,566	35,697	(138,454)
Amortization of discounts	(1,881,183)	(1,629,275)	(914,088)
(Decrease) increase in investment advisory fee payable	(835,717)	127,651	496,704
(Decrease) increase in accrued interest payable	(310,312)	(148,195)	458,507
Decrease (increase) in accrued expenses	221,516	(78,508)	(221,323)

Net cash provided (used) by operating activities	143,361,241	(70,555,193)	(88,276,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	22,563,976	22,137,500	0
Offering expenses from the issuance of common stock	(1,629,542)	(558,729)	0
Amounts borrowed under revolving credit facility	10,500,000	156,500,000	83,500,000
Amounts paid back under revolving credit facility	(147,000,000)	(78,500,000)	(25,000,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $3,097,975 and $5,748,027 and $4,262,583, respectively)	(21,671,032)	(26,260,482)	(20,853,132)

Net cash (used) provided by financing activities	(137,236,598)	73,318,289	37,646,868

Net increase (decrease) in cash and cash equivalents	6,124,643	2,763,096	(50,630,072)

Cash and cash equivalents, beginning of year	7,944,608	5,181,512	55,811,584

Cash and cash equivalents, end of year	$14,069,251	$7,944,608	$5,181,512

NON-CASH FINANCING ACTIVITIES
Value of Shares issued in connection with dividend reinvestment plan	$3,097,975	$5,748,027	$6,028,370

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$4,297,974	$6,462,054	$1,419,559

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. The Company is required to specifically value each individual investment on a quarterly basis.

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

If there is adequate enterprise value to support the repayment of the Company’s debt, the fair value of its loan or debt security normally corresponds to cost unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The types of factors that we may take into account in valuing our investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. FASB Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market. Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current. The market place for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have recently shown these attributes of illiquidity. In accordance with SFAS 157, our valuation procedures specifically provide for the review of

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

indicative quotes supplied by the large agent banks that make a market in each security. However, due to the market illiquidity and the lack of transactions during the quarter ended December 31, 2008, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the market place. As such, the Company engaged a third-party valuation firm to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value.

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

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 1.0% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 1.0% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of the Company’s portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. However, in view of the current economic conditions, for the year ended December 31, 2008, the Board of Directors determined that the entire bilateral portfolio should be evaluated by a third party valuation firm each quarter regardless of rotation. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the appropriate valuation of each investment.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted the provisions of SFAS 157 as of January 1, 2008. The Company has determined that due to the illiquidity of the market for the investment portfolio, whereby little or no market data exists, all investments are considered as “Level 3” investments.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

A reconciliation of the fair value of investments for the twelve month period ending December 31, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(49.7)	(25.7)	(75.4)
Purchases, sales and repayments, issuances and settlements(1)	(77.4)	(43.0)	(120.4)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$130.6	$59.0	$189.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(54.3)	$(23.1)	$(77.4)

(1)	Includes amortization of discounts of approximately $1.9 million.

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND INTEREST

The Company has investments in its portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. For the year ended December 31, 2008, the Company recorded PIK fee income of approximately $235,000. For the years ended December 31, 2007 and 2006, the Company recorded approximately $531,000 and $1,545,000 in PIK interest income, respectively.

In addition, the Company recorded original issue discount income of approximately $1,881,000, $1,629,000 and $914,000, respectively, for the years ended December 31, 2008, 2007 and 2006, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the issuance of warrants.

OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

non-refundable, and are generally non-recurring. The Company may also receive income in the form of dividends, which are recorded as “other income” upon declaration.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2008 and December 31, 2007 was approximately $282,191,897 and $411,018,017, respectively.

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

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2008 and December 31, 2007, respectively, cash and cash equivalents consisted of:

	December 31, 2008	December 31, 2007
Eurodollar Time Deposit (due 1/2/08)	$—	$7,944,608
U.S. Treasury Bill	—	—

Total Cash Equivalents	—	7,944,608
Cash	14,069,251	—

Cash and Cash Equivalents	$14,069,251	$7,944,608

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Numerator for basic and diluted income per share—net increase in net assets resulting from net investment income	$22,191,163	$27,193,619	$25,400,818
Numerator for basic and diluted income per share—net (decrease) increase in net assets resulting from operations	$(53,266,154)	$(11,648,832)	$26,331,172
Denominator for basic and diluted income per share -weighted average shares(1)	24,314,512	20,977,779	19,900,911
Basic and diluted net investment income per common share(1)	$0.91	$1.30	$1.28
Basic and diluted net (decrease) increase in net assets resulting from operations per common share(1)	$(2.19)	$(0.56)	$1.32

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 shares of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by Statement of Financials Accounting Standards No. 128—Earnings per Share, or SFAS 128, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021 for all periods presented before June 18, 2008. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20, 2008 ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

NOTE 5. RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. The Base Fee is calculated at an annual rate of 2.00%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. Accordingly, the Base Fee will be payable regardless of whether the value of TICC’s gross assets have decreased.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one- fourth of an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2008, 2007 and 2006 calendar year was 8.45%, 9.70% and 9.35%, respectively. The current hurdle rate for the 2009 calendar year, calculated as of December 31, 2008, is 6.55%.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $485,000, $255,000, and $331,000 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no capital gains incentive fees earned for any year in this three-year period.

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

The Company’s investment activities are managed by its investment adviser, TICC Management, pursuant to the investment advisory agreement described above. TICC Management is owned by BDC Partners, its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan Cohen, our Chief Executive Officer, and Saul Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, our non-executive chairman, is the President of Royce & Associates. For the periods ended December 31, 2008, 2007 and 2006, respectively, TICC incurred investment advisory fees of $7,001,236,

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$7,461,735 and $6,240,055 in accordance with the terms of the Investment Advisory Agreement, and incurred $906,109, $897,740 and $712,301 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred $76,501, $74,392 and $61,382 for facility costs allocated under the agreement for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, respectively $1,287,451, $2,123,168 and $1,995,517 of investment advisory fees remained payable to TICC Management, and no compensation expense remained payable to BDC Partners at the end of any year in the three-year period.

NOTE 6. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2008, 2007 and 2006, respectively, TICC earned approximately $0.8 million, $1.9 million and $3.7 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2008, 2007 and 2006, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

As of December 31, 2008, the Company had not issued any commitments to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 8. REVOLVING CREDIT AGREEMENT

The Company had a revolving credit facility (the “Credit Facility”), with the Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company has amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, we had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the credit facility. The Company had outstanding borrowings under the Credit Facility of approximately $136.5 million and related accrued interest payable of approximately $0.3 million as of December 31, 2007.

NOTE 9. SUBSEQUENT EVENTS

The Company declared, on March 5, 2009, a cash dividend of $0.15 per share payable March 31, 2009 to holders of record on March 17, 2009.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 10. FINANCIAL HIGHLIGHTS

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Per Share Data
Net asset value at beginning of period	$11.94	$13.77	$13.77	$13.71	$13.80

Net investment income(1)	0.91	1.32	1.30	1.07	0.33
Net realized and unrealized capital gains (losses)(2)	(2.94)	(1.79)	0.05	0.14	0.01

Total from investment operations	(2.03)	(0.47)	1.35	1.21	0.34

Dividends from net investment income	(0.98)	(1.37)	(1.28)	(1.01)	(0.33)
Distributions from net realized capital gains	(0.00)	(0.05)	(0.10)	(0.00)	(0.00)
Tax return of capital distributions	(0.08)	(0.02)	(0.00)	(0.00)	(0.10)

Total distributions(3)	(1.06)	(1.44)	(1.38)	(1.01)	(0.43)

Effect of shares issued, net of offering expenses	(1.17)	0.08	0.03	(0.14)	0.00

Net asset value at end of period	$7.68	$11.94	$13.77	$13.77	$13.71

Per share market value at beginning of period	$9.23	$16.14	$15.10	$15.01	$15.55
Per share market value at end of period	$3.80	$9.23	$16.14	$15.10	$15.01
Total return(4)	(50.23)%	(36.26)%	17.02%	7.47%	(0.71)%
Shares outstanding at end of period	26,483,546	21,563,717	19,705,824	19,304,401	10,157,848

Ratios/Supplemental Data
Net assets at end of period (000’s)	$203,367	$257,370	$271,335	$265,905	$139,262
Average net assets (000’s)	$251,320	$277,994	$270,309	$184,715	$137,568
Ratio of expenses to average net assets(5)	6.01%	5.99%	3.90%	4.00%	2.90%
Ratio of expenses, excluding interest expense, to average net assets(5)	4.10%	3.72%	3.20%	3.72%	2.40%
Ratio of net investment income to average net assets(5)	8.83%	9.78%	9.40%	7.80%	(2.00)%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)

Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of realized and unrealized capital gains (losses).

(3)

For the year ending December 31, 2008 approximately $0.08 per share of the Company’s distributions were characterized as a tax return of capital to the Company’s stockholders. In addition, approximately $0.02 per share and $0.10 per share of the Company’s distributions were characterized as a tax return of capital to the Company’s stockholders for the years ending December 31, 2007 and December 31, 2004, respectively.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2009
March 5, 2009	March 17, 2009	March 31, 2009	$0.15

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			$1.06

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			$1.44

The tax character of distributions declared and paid in 2008 represented $22,870,147 from ordinary income, and $1,898,860 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no affect on net asset value per share. For the year 2008, $1,898,860 was reclassified from “Distributions (in excess of) less than investment income” to “Capital in excess of par value” due to tax return of capital.

The Company has available $21,899,323 of capital losses which can be used to offset future capital gains. If these losses are not utilized, they will expire in 2016.

As of December 31, 2008, the components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$0
Distributable long-term capital gains (capital loss carry forward)	(21,899,323)
Unrealized depreciation on investments	(92,597,771)

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2008
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$6,953,709	$8,797,683	$10,074,420	$11,479,823
Net Investment Income	4,442,712	5,705,621	5,772,174	6,270,656
Net (Decrease) Increase in Net Assets resulting from Operations	(38,710,677)	(4,142,705)	5,749,787	(16,162,559)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)(2)	$0.17	$0.22	$0.25	$0.28
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)(2)	$(1 .47)	$(0.16)	$0.25	$(0.73)

	Year Ended December 31, 2007
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$12,251,570	$11,022,714	$10,670,669	$9,896,860
Net Investment Income	6,887,545	6,720,933	6,956,988	6,628,153
Net Increase in Net Assets resulting from Operations	(10,312,004)	(5,167,810)	371,497	3,459,485
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)(2)	$0.31	$0.31	$0.34	$0.33
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)(2)	$(0.47)	$(0.24)	$0.02	$0.17

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for all quarters presented for the year ending December 31, 2007 and for the first and second quarters presented ending March 31, 2008 and June 30, 2008, respectively, were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

(2)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the years ending December 31, 2008 and 2007 due to rounding.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non-active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and on a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the quarter ended December 31, 2008.

NOTE 14. RISK DISCLOSURES

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and the Company believes that the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

Many of the companies in which the Company has made or will make investments may be susceptible to the current recession, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, the Company’s nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of the Company’s loans and the value of our equity investments. The current economic recession could lead to financial losses in the Company’s portfolio and a decrease in our revenues, net income, and the value of the Company’s assets. For example, during 2008 the Company experienced significant losses on five of our portfolio investments, including Group 329, LLC (d/b/a The CAPS Group) Term A and B notes ($18.7 million), American Integration Technologies, LLC ($14.7 million), Pulvermedia, LLC ($8.3 million), Questia Media, Inc. ($6.5 million) and Punch Software LLC ($2.9 million), each of which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though the Company may have structured its investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant “managerial assistance,” if any, to that portfolio

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

company, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of our claim to that of other creditors. These events could harm the Company’s financial condition and operating results.

As a business development company, the Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of its board of directors. Decreases in the market values or fair values of the Company’s investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in the Company’s portfolio, reducing its net asset value. Depending on market conditions, the Company could continue to incur substantial losses in future periods, which could have a material adverse impact on its business, financial condition and results of operations.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2008.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 63 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 64 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

TICC CAPITAL CORP.

Date: March 16, 2009	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 16, 2009	/s/ CHARLES M. ROYCE
Charles M. Royce Chairman of the Board of Directors

Date: March 16, 2009	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2009	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Date: March 16, 2009	/s/ STEVEN P. NOVAK
Steven P. Novak Director

Date: March 16, 2009	/s/ G. PETER O’BRIEN
G. Peter O’Brien Director

Date: March 16, 2009	/s/ TONIA L. PANKOPF
Tonia L. Pankopf Director