Form 10-Q
period 2009-03-31
TICC Capital Corp.
filed 2009-05-08
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 7, 2009 was 26,584,976.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Investments, at fair value (cost: $279,184,674 @ 03/31/09; $282,299,228 @ 12/31/08)
Non-affiliated/non-control investments (cost: $258,977,832 @ 03/31/09; $261,923,603 @ 12/31/08)	$160,346,329	$168,094,127
Control investments (cost: $20,206,842 @ 03/31/09; $20,375,625 @ 12/31/08)	21,150,000	21,500,000

Total investments at fair value	181,496,329	189,594,127

Cash and cash equivalents	17,104,029	14,069,251
Interest receivable	809,151	1,151,703
Prepaid expenses and other assets	94,613	147,806

Total assets	$199,504,122	$204,962,887

LIABILITIES
Investment advisory fee payable to affiliate	$941,052	$1,287,451
Accrued expenses	256,309	308,686

Total liabilities	1,197,361	1,596,137

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,584,976 and 26,483,546 issued and outstanding, respectively	265,850	264,835
Capital in excess of par value	319,017,413	318,662,914
Net unrealized depreciation on investments	(97,688,345)	(92,705,101)
Accumulated net realized losses on investments	(21,877,286)	(21,899,323)
Distributions in excess of investment income	(1,410,871)	(956,575)

Total net assets	198,306,761	203,366,750

Total liabilities and net assets	$199,504,122	$204,962,887

Net asset value per common share	$7.46	$7.68

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)(11)	$14,358,128	$14,358,128	$7,179,063
		(11.00%, due Jan. 28, 2009)

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)	20,250,000	20,205,279	19,946,250
		(9.00%, due Feb. 8, 2010)
		warrants to purchase common stock(7)		600,000	3,300,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)	4,750,000	4,750,000	4,275,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(10)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(4)(5)	10,500,000	10,450,519	10,447,500
		(10.25%, due June 30, 2010)
		warrants to purchase convertible preferred stock (7)		200,000	128,000

NetQuote, Inc.	web-based services	senior secured notes(4)	23,250,000	23,250,000	21,564,375
		(9.50%, due May 1, 2011)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7)	3,476,000	2,750,629	2,000,000
		(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10)	5,467,804	5,402,071	0
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(7)(10)	17,485,000	17,239,944	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6)(7)(10)	20,950,000	20,950,000	4,713,750
		(10.75%, due October 31, 2010)

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,187,500	10,028,964	5,272,031
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)	18,150,000	17,206,832	18,150,000
		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	12,000,000	11,697,184	10,230,000
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2009

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Punch Software LLC	software	senior secured notes(4)(5)(7)(10)	6,450,000	6,195,416	3,547,500
		(9.42%, due October 30, 2011)
		warrants to purchase Class A-1 units(7)		200,000	0

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)	14,500,000	14,512,859	10,875,000
		(7.22%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(4)(6)	14,575,949	14,575,949	10,931,962
		(5.73%, due March 20, 2013)

Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,312,053	12,312,053	10,372,905
		(5.77%, due April 30, 2012)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,925,980	7,700,000
		(7.35%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)	15,000,000	15,000,000	5,250,000
		(9.52%, due August 1, 2009)

Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5)	3,000,000	2,907,418	1,470,000
		(9.97%, due February 28, 2014)

GXS Worldwide Inc.	software	first lien senior secured notes (4)(5)(6)	7,832,884	7,737,373	5,952,993
		(5.23%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes (4)(5)(6)	19,700,000	18,155,961	13,790,000
		(4.02%, due April 24, 2014)

Total Investments				$279,184,674	$181,496,329

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at March 31, 2009, investments at fair value are categorized as follows: senior secured notes (82.4%), senior unsecured notes (0.5%), senior subordinated unsecured notes (5.2%), preferred stock (0.0%), common stock (1.5%), and warrants to purchase equity securities (1.9%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $3,750,498; aggregate gross unrealized depreciation for federal income tax purposes is $101,331,513. Net unrealized depreciation is $97,581,015 based upon a tax cost basis of $279,077,344.
(10)	Debt investment on non-accrual status at the relevant period end.
(11)	In January 2009, Questia Media, Inc. (“Questia”) failed to pay the principal amount then currently due under its outstanding senior secured notes. However, through March 31, 2009, Questia has continued to make monthly payments to the Company equal to the coupon rate of such notes. The Company is in the process of exercising certain legal rights available to it under the guarantee that was issued to the Company at the time it acquired such notes from Questia. In addition, the Company continues to reserve its right to pursue any additional legal remedies that may be available to it, either directly against Questia or otherwise. The Company cannot assure you, though, when or if it will receive payment, from Questia or otherwise, of the outstanding principal amount to which the Company is currently entitled.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$7,896,970
		(11.00%, due Jan. 28, 2009)

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

Avue Technologies Corp.	software	warrants to purchase common units(7)		13,000	25,000

Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)	21,000,000	20,942,204	20,475,000
		(9.32%, due Feb. 8, 2010)
		warrants to purchase common stock(7)		600,000	2,700,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)	5,125,000	5,125,000	4,715,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(10)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(4)(5)	10,500,000	10,440,452	10,132,500
		(10.25%, due June 30, 2010)
		warrants to purchase
		convertible preferred stock(7)		200,000	115,000

NetQuote, Inc.	web-based services	senior secured notes(4)	24,000,000	24,000,000	21,780,000
		(9.50%, due May 1, 2011)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7)	3,480,000	2,703,391	2,000,000
		(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10)	5,467,804	5,400,407	1,366,951
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(7)(10)	17,485,000	17,236,514	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6) (10.75%, due October 31, 2010)	20,950,000	20,950,000	6,285,000

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,250,000	10,080,911	5,304,375
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)	18,500,000	17,375,625	18,500,000
		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	12,375,000	12,034,357	10,395,000
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

DECEMBER 31, 2008

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

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

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$4,449,541	$10,449,524
Interest income - cash and cash equivalents	0	55,992
Other income	40,000	207,780

Total investment income from non-affiliated/non-control investments	4,489,541	10,713,296

From control investments:
Interest income - debt investments	633,767	766,527

Total investment income from control investments	633,767	766,527

Total investment income	5,123,308	11,479,823

EXPENSES
Compensation expense	225,952	222,000
Investment advisory fees	941,052	2,179,855
Professional fees	303,405	349,927
Interest expense	0	2,297,434
General and administrative	134,663	159,951

Total expenses	1,605,072	5,209,167

Net investment income	3,518,236	6,270,656

Net change in unrealized appreciation or depreciation on investments	(4,983,244)	(22,399,396)

Net realized gains (losses) on investments	22,037	(33,819)

Net decrease in net assets resulting from operations	$(1,442,971)	$(16,162,559)

Net increase in net assets resulting from net investment income per common share:
Basic and diluted(1)	$0.13	$0.28
Net decrease in net assets resulting from operations per common share:
Basic and diluted(1)	$(0.05)	$(0.73)
Weighted average shares of common stock outstanding:
Basic and diluted(1)	26,484,673	22,018,041

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the three months ended March 31, 2008 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	(unaudited)
Decrease in net assets from operations:
Net investment income	$3,518,236	$22,191,163
Net realized gains (losses) on investments	22,037	(8,509,814)
Net change in unrealized depreciation on investments	(4,983,244)	(66,947,503)

Net decrease in net assets resulting from operations	(1,442,971)	(53,266,154)

Dividends from net investment income	(3,972,532)	(22,870,147)
Tax return of capital distributions(1)	—	(1,898,860)

Distributions to shareholders	(3,972,532)	(24,769,007)

Capital share transactions:
Issuance of common stock (net of offering costs of $1,629,542)	—	20,934,434
Reinvestment of dividends	355,514	3,097,974

Net increase in net assets from capital share transactions	355,514	24,032,408

Total decrease in net assets	(5,059,989)	(54,002,753)
Net assets at beginning of period	203,366,750	257,369,503

Net assets at end of period (including overdistributed net investment income of $(1,410,871) and $(956,575), respectively)	$198,306,761	$203,366,750

Capital share activity:
Shares sold	0	4,339,226
Shares issued from reinvestment of dividends	101,430	580,603

Net increase in capital share activity	101,430	4,919,829

(1)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2009, distributions for 2009 would not have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(1,442,971)	$(16,162,559)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	—	(17,290,000)
Repayments of principal and reductions to investment cost value	3,515,116	19,418,096
Proceeds from the sale of investments	35,037	—
Net realized (gains) losses on investments	(22,037)	33,819
Net change in unrealized appreciation or depreciation on investments	4,983,244	22,399,396
Decrease in interest receivable	342,552	345,588
Decrease (increase) in prepaid expenses and other assets	53,193	(259,547)
Amortization of discounts	(413,562)	(528,774)
(Decrease) increase in investment advisory fee payable	(346,399)	56,688
Decrease in accrued interest payable	—	(85,572)
(Decrease) increase in accrued expenses	(52,377)	194,186

Net cash provided by operating activities	6,651,796	8,121,321

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts borrowed under revolving credit facility	—	10,333,334
Amounts paid back under revolving credit facility	—	(5,500,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $355,514 and $995,769, respectively)	(3,617,018)	(6,767,169)

Net cash used by financing activities	(3,617,018)	(1,933,835)

Net increase in cash and cash equivalents	3,034,778	6,187,486

Cash and cash equivalents, beginning of year	14,069,251	7,944,608

Cash and cash equivalents, end of year	$17,104,029	$14,132,094

NON-CASH FINANCING ACTIVITIES
Value of Shares issued in connection with dividend reinvestment plan	$355,514	$995,769

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$—	$2,147,012

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of TICC Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”).

Certain amounts have been reclassified in the 2008 financial statements to conform to the 2009 presentation.

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

TICC’s investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC (“BDC Partners”) is the managing member of TICC Management and serves as the administrator of TICC.

NOTE 3. INVESTMENT VALUATION

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. The Company is required to specifically fair value each individual investment on a quarterly basis.

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

        Enterprise value represents a significant element in the fair value determination process. Typically, the Company’s debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that we may take into account in valuing our investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On October 10, 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market. Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current. In accordance with SFAS 157, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the market place for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity. Due to the market illiquidity and the lack of transactions during 2008 and through the three months ended March 31, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the market place. As such, the Company engaged a third-party valuation firm to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value.

On April 9, 2009, the FASB issued FSP FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. The Company has considered the factors described in FSP 157-4 and has determined that it is properly valuing the securities in its portfolio. In addition, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”), which require additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company has elected to early adopt the provisions of FSP 157-4 and FSP 107-1 for the quarter ended March 31, 2009.

The Company’s Board of Directors determines the value of the Company’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing our bilateral investments and, more recently, for the Company’s syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of the Company’s portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$15.1	$15.1	$0.0	$0.0
Investments, at fair value	181.5	0.0	0.0	181.5

Total	$196.6	$15.1	$0.0	$181.5

A reconciliation of the fair value of investments for the quarter ending March 31, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Total
Beginning balance	$130.6	$59.0	$189.6
Total losses (realized/unrealized) included in earnings	(2.0)	(3.0)	(5.0)
Purchases, sales and repayments, issuances and settlements(1)	(3.0)	(0.1)	(3.1)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$125.6	$55.9	$181.5

The amount of total appreciation or depreciation for the period included in earnings attributable to the change in unrealized appreciation or depreciation relating to assets still held at the reporting date	$(2.0)	$(3.0)	$(5.0)

(1)	Includes amortization of discounts of approximately $0.4 million.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

A reconciliation of the fair value of investments for the quarter ending March 31, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(12.1)	(10.3)	(22.4)
Purchases, issuances and settlements(1)	(5.4)	3.7	(1.7)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$240.2	$121.1	$361.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(12.1)	$(10.3)	$(22.4)

(1)	Includes amortization of discounts of approximately $0.5 million.

The following table shows the fair value of our “level 3” portfolio of investments by asset class as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$163.5	90.1%	$172.0	90.7%
Senior Unsecured Notes	1.0	0.6%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.2	5.6%	10.4	5.5%
Common Stock	3.0	1.6%	3.0	1.6%
Warrants	3.8	2.1%	3.2	1.7%

Total	$181.5	100.0%	$189.6	100.0%

NOTE 4. NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the three months March 31, 2009 and 2008, respectively:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Numerator for basic and diluted income per share - net increase in net investment income	$3,518,236	$6,270,656
Numerator for basic and diluted income per share - net decrease in net assets resulting from operations	$(1,442,971)	$(16,162,559)
Denominator for basic and diluted income per share - weighted average shares (1)	26,484,673	22,018,041
Basic and diluted net investment income per common share(1)	$0.13	$0.28
Basic and diluted net decrease in net assets resulting from operations per common share(1)	$(0.05)	$(0.73)

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by Statement of Financial Accounting Standards No. 128—Earnings per Share, or SFAS 128, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021 for all periods presented before the date of June 18, 2008. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20, 2008 ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

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

For the quarters ended March 31, 2009 and 2008, TICC incurred investment advisory fees of $941,052 and $2,179,855, respectively of which $941,052 and $2,179,856 remained payable to TICC Management at the end of each respective quarter. Pursuant to the terms of its administration agreement payable with BDC Partners, for the quarters ended March 31, 2009 and 2008 respectively, TICC incurred $225,952 and $222,000 in compensation expenses for employees allocated to the administrative activities of TICC, of which $120,992 and $102,191 remained payable at the end of each respective quarter. TICC also incurred $20,134 and $19,126 for reimbursement of facility costs for the three months ended March 31, 2009 and 2008, respectively, of which amounts $6,555 and $0 remained payable at the end of each respective period.

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

On March 31, 2009, the Company paid a dividend of $0.15 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2009 will be funded primarily from net investment income. However, for the three months ended March 31, 2009, for financial reporting purposes, the Company had net investment income of approximately $0.13 per share, compared to aggregate distributions to stockholders of $0.15 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2009, no portion of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders; this calculation of tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2009 was $7.46, and at December 31, 2008 was $7.68. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2009 and 2008, the Company did not receive PIK interest.

In addition, the Company recorded original issue discount income (“OID”) of approximately $414,000 and $529,000 for the three months ended March 31, 2009 and 2008, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2009 and 2008, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended March 31, 2009 (unaudited)	Three Months Ended March 31, 2008 (unaudited)
Per Share Data
Net asset value at beginning of period	$7.68	$11.94

Net investment income(1)	0.13	0.29
Net realized and unrealized capital losses(2)	(0.18)	(1.03)

Total from investment operations	(0.05)	(0.74)

Total distributions(3)	(0.15)	(0.36)

Effect of shares issued, net of offering expenses	(0.02)	(0.03)

Net asset value at end of period	$7.46	$10.81

Per share market value at beginning of period	$3.80	$9.23
Per share market value at end of period	$3.51	$7.52
Total return(4)	(3.68)%	(14.63)%
Shares outstanding at end of period	26,584,976	21,696,133

Ratios/Supplemental Data
Net assets at end of period (000’s)	$198,307	$234,440
Average net assets (000’s)	$203,844	$260,134
Ratio of expenses to average net assets(5)	3.15%	8.01%
Ratio of expenses, excluding interest expense, to average net assets(5)	3.15%	4.84%
Ratio of net investment income to average net assets(5)	6.90%	9.64%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital losses includes rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2009, distributions for 2009 would not have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)

Annualized. Effective December 30, 2008, the Company had fully repaid all amounts under the revolving credit facility and reduced the commitment amount thereunder to zero, effectively terminating the facility.

NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2009 and December 31, 2008, respectively, cash and cash equivalents consisted of:

	March 31, 2009	December 31, 2008
Eurodollar Time Deposit (due 4/1/09)	$15,053,998	$0

Total Cash Equivalents	15,053,998	0
Cash	2,050,031	14,069,251

Cash and Cash Equivalents	$17,104,029	$14,069,251

As of December 31, 2008 and throughout most of the first quarter of 2009, the Company elected to maintain most of its available cash in a non-interest bearing demand deposit in order to obtain the benefit of the Federal Deposit Insurance Corporation’s unlimited guarantee on such deposits.

NOTE 12. COMMITMENTS

As of March 31, 2009, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. REVOLVING CREDIT AGREEMENT

During the quarter ending March 31, 2009, the Company did not have a revolving credit facility (the “Credit Facility”) agreement. However, during 2008, the Company had a credit facility with the Royal Bank of Canada (“RBC”), as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, the Company had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the credit facility.

NOTE 14. SUBSEQUENT EVENTS

On May 5, 2009, the Board of Directors declared a distribution of $0.15 per share for the second quarter, payable on June 30, 2009 to shareholders of record as of June 10, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is to seek current income by investing in non-public debt securities. We also seek to provide our stockholders with long-term capital growth through appreciation in the value of warrants or other equity instruments that we may receive when we make debt or equity investments in technology-related companies. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”), its non-managing member. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under the Investment Advisory Agreement, we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an Administration Agreement, we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of March 31, 2009, our debt investments had stated interest rates of between 4.02% and 14.46% (excluding GenuTec which carries a zero interest rate through November 1, 2009) and maturity dates of between 4 and 67 months (excluding Questia Media, Inc. (“Questia”)). In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.4%, including GenuTec and all investments on non-accrual status.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. There was no income attributable to PIK during the quarter ended March 31, 2009.

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

During the quarter ended March 31, 2009, we received a total of $3.5 million of proceeds from principal repayments on debt investments and we recognized approximately $35,000 from the sale of portfolio investments.

We realized net capital gains on investments during the quarter ended March 31, 2009 in the amount of approximately $22,000. Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2009, we incurred net unrealized depreciation of approximately $5.0 million resulting from write-downs of our debt investments held in American Integration Technologies, LLC ($1.6 million), CAPS Group term A notes ($1.4 million) and Questia Media, Inc. ($0.7 million), as well as unrealized depreciation on our debt investment held in WAICCS Las Vegas, LLC ($3.8 million). These unrealized losses were partially offset by write-ups of approximately $3.0 million, which was largely due to our debt and equity investments in Segovia, Inc. ($0.2 million and $0.6 million, respectively) and our debt investments held in NetQuote, Inc. ($0.5 million), Palm, Inc. ($0.9 million) and in Arise Virtual Solutions, Inc. ($0.3 million). For the three months ended March 31, 2008, we recorded net unrealized depreciation of approximately $22.4 million. For further discussion, please refer to “—Results of Operations—Realized and Unrealized Gains/Losses on Investments.”

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

In particular, the equity markets declined significantly during these turbulent times, with both the S&P 500 and the Nasdaq Global Select Market declining by over 30% during 2008, with further deterioration during the quarter ending March 31, 2009. These events, along with the deterioration of the housing market, have significantly diminished overall confidence in the debt and equity markets and constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses, all of which we believe reflects an ongoing recession.

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

There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. The Company is required to specifically fair value each individual investment on a quarterly basis.

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

Enterprise value represents a significant element in the fair value determination process. Typically, the Company’s debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that we may take into account in valuing our investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. FASB Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market. Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current. In accordance with SFAS 157, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the market place for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity. Due to the market illiquidity and the lack of transactions during 2008 and through the three months ended March 31, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the market place. As such, the Company engaged a third-party valuation firm to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value.

On April 9, 2009, the FASB issued FSP FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a market previously active becomes inactive and whether a transaction is orderly. The Company has considered the factors described in FSP 157-4 and has determined that it is properly valuing the securities in its portfolio. In addition, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”), which require additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company has elected to early adopt the provisions of FSP 157-4 and FSP 107-1 for the quarter ended March 31, 2009.

The Company’s Board of Directors determines the value of the Company’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing our bilateral investments and, more recently, for our syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of the Company’s portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows:

A reconciliation of the fair value of investments for the quarter ending March 31, 2009, utilizing significant unobservable inputs, is as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$15.1	$15.1	$0.0	$0.0
Investments, at fair value	181.5	0.0	0.0	181.5

Total	$196.6	$15.1	$0.0	$181.5

($ in millions)	Bilateral Investments	Syndicated Investments	Total
Beginning balance	$130.6	$59.0	$189.6
Total losses (realized/unrealized) included in earnings	(2.0)	(3.0)	(5.0)
Purchases, sales and repayments, issuances and settlements(1)	(3.0)	(0.1)	(3.1)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$125.6	$55.9	$181.5

The amount of total appreciation or depreciation for the period included in earnings attributable to the change in unrealized appreciation or depreciation relating to assets still held at the reporting date	$(2.0)	$(3.0)	$(5.0)

(1)	Includes amortization of discounts of approximately $0.4 million.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

A reconciliation of the fair value of investments for the quarter ending March 31, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(12.1)	(10.3)	(22.4)
Purchases, issuances and settlements(1)	(5.4)	3.7	(1.7)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$240.2	$121.1	$361.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(12.1)	$(10.3)	$(22.4)

(1)	Includes amortization of discounts of approximately $0.5 million.

The following table shows the fair value of our “level 3” portfolio of investments by asset class as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$163.5	90.1%	$172.0	90.7%
Senior Unsecured Notes	1.0	0.6%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.2	5.6%	10.4	5.5%
Common Stock	3.0	1.6%	3.0	1.6%
Warrants	3.8	2.1%	3.2	1.7%

Total	$181.5	100.0%	$189.6	100.0%

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $181.5 million and $189.6 million as of March 31, 2009 and December 31, 2008, respectively. The decrease in investments during the three month period was due primarily to debt repayments totaling approximately $3.5 million and net unrealized depreciation of approximately $5.0 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2009 we received proceeds of approximately $3.5 million resulting primarily from recurring amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2008, we had repayments and amortization payments of approximately $90.5 million. Also, during the quarter ended March 31, 2009, we recognized approximately $25,000 from the sale of our equity investment held in Avue Technologies Corp. and realized a capital gain of approximately $12,000 on that transaction. For the year ended December 31, 2008, we recognized proceeds of approximately $50.2 million from the sales of securities.

As of March 31, 2009, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $174.7 million, and equity investments in 10 portfolio companies, with a fair value of approximately $6.8 million. As of December 31, 2008, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $183.4 million, and equity investments in 11 portfolio companies, with a fair value of approximately $6.2 million.

In January 2009, Questia failed to pay the principal amount then currently due under its outstanding senior secured notes. However, through March 31, 2009, Questia has continued to make monthly payments to us equal to the coupon rate of such notes. We are in the process of exercising certain legal rights available to us under the guarantee that was issued to us at the time we acquired such notes from Questia. In addition, we continue to reserve our right to pursue any additional legal remedies that may be available to us, either directly against Questia or otherwise. We cannot assure you, though, when or if we will receive payment, from Questia or otherwise, of the outstanding principal amount to which we are currently entitled.

A reconciliation of the investment portfolio for the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31, 2009	December 31, 2008
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$189.6	$385.4
Portfolio Investments Acquired	0.0	18.3
Debt Repayments	(3.5)	(90.5)
Sales of Securities	0.0	(50.2)
Payment in Kind	0.0	0.2
Original Issue Discount	0.4	1.8
Net Unrealized (Depreciation) Appreciation	(5.0)	(66.9)
Net Realized Gains (Losses)	0.0	(8.5)

Ending Investment Portfolio	$181.5	$189.6

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended March 31, 2009 and the year ended December 31, 2008:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2009	$0.0	$3.5	$0.0

December 31, 2008	0.0	31.3	1.7
September 30, 2008	0.0	21.3	16.1
June 30, 2008	1.0	20.4	30.5
March 31, 2008	17.3	17.5	1.9

Total	$18.3	$90.5	$50.2

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$163.5	90.1%	$172.0	90.7%
Senior Unsecured Notes	1.0	0.6%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.2	5.6%	10.4	5.5%
Common Stock	3.0	1.6%	3.0	1.6%
Warrants	3.8	2.1%	3.2	1.7%

Total	$181.5	100.0%	$189.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$35.9	19.8%	$36.9	19.5%
Satellite communications	24.2	13.4%	24.2	12.8%
Web-based services	21.6	11.9%	21.8	11.5%
IT value-added reseller	21.5	11.8%	21.7	11.4%
Consumer electronics	13.8	7.6%	12.8	6.7%
Advertising	10.9	6.0%	11.0	5.8%
Virtual workforce services	10.6	5.8%	10.2	5.4%
Digital imaging	10.4	5.7%	11.9	6.3%
Digital media	7.2	4.0%	7.9	4.2%
Enterprise software	7.7	4.2%	7.7	4.1%
Real estate	5.2	2.9%	9.0	4.7%
Semiconductor capital equipment	4.7	2.6%	6.3	3.3%
IT consulting	4.3	2.4%	4.7	2.5%
Interactive voice messaging service	2.0	1.1%	2.0	1.0%
Telecommunications services	1.5	0.8%	1.5	0.8%

	$181.5	100.0%	$189.6	100.0%

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

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. However, we believe that we may begin to see opportunities to generate higher returns on individual investments than we have historically, given the changes in the credit environment during 2008 and 2009. At the same time, we recognize that it may be difficult to raise capital in the near future in light of our stock price and the current state of the debt and equity markets. We are also sensitive to the negative implications of maintaining a larger, fully-drawn credit facility given the uncertainty currently existing in the credit markets. In view of these developments, since the end of the first quarter of 2008, and in the absence of having received a written offer for extension of our previously existing credit facility from our prior lenders thereunder, we took steps to reduce our level of borrowings under our revolving credit facility and, effective December 30, 2008, we had fully repaid all outstanding obligations under the credit facility and the facility was terminated. As a result, on a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and on terms with a longer maturity that more closely matches the maturity of our investments, we are better served by remaining fully unlevered. However, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2009 and December 31, 2008, our portfolio had a weighted average grade of 2.4 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2009 and December 31, 2008, our debt investment portfolio was graded as follows:

		March 31, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$54.0	19.6%	$52.0	29.7%
2	Full repayment of principal and interest is expected.	37.0	13.4%	31.8	18.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	120.4	43.7%	79.6	45.6%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	64.3	23.3%	11.3	6.5%

		$275.7	100.0%	$174.7	100.0%

		December 31, 2008
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$55.5	19.9%	$52.4	28.6%
2	Full repayment of principal and interest is expected.	54.9	19.7%	47.6	25.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	103.8	37.2%	68.8	37.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	64.8	23.2%	14.6	8.0%

		$279.0	100.0%	$183.4	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

During the quarter ending March 31, 2009, we determined that the liquidity of American Integration Technologies, LLC (“AIT”) had severely deteriorated. As a result, we recorded unrealized depreciation of approximately $1.6 million on our senior secured notes and the investment rating was maintained as a grade 5. Additionally, during the first quarter of 2009 we recorded unrealized depreciation on our debt investment in The CAPS Group of approximately $1.4 million, effectively reducing the fair value of the notes to zero. This write-down was due primarily to the continued deterioration in the company’s operations and the investment rating was also maintained as a grade 5. Additionally, during 2008, our debt investments in Falcon Communications, Inc and The CAPS Group had been placed on non-accrual status. As previously announced in our press release dated March 12, 2009, our debt investments in AIT and Punch Software, LLC were placed on non-accrual status as of January 1, 2009. Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008.

Investment Income

Investment income for the three months ended March 31, 2009 was approximately $5.1 million compared to approximately $11.5 million for the three months ended March 31, 2008. This decrease resulted from lower interest income due to the decrease of the size of our debt investment portfolio over the past year, as well as a lower return on our debt investment portfolio. Interest income on our debt investments for the three month period ended March 31, 2009 was approximately $5.1 million compared to approximately $11.3 million for the same period in 2008 as the principal value on our debt investment portfolio decreased from $409.0 million to $275.7 million.

For the quarter ended March 31, 2009, investment income consisted of approximately $4.7 million in cash interest from portfolio investments and approximately $414,000 in amortization of original issue discount. There was no interest income attributable to cash and cash equivalents or from PIK interest.

For the quarter ended March 31, 2008, investment income consisted of approximately $10.7 million in cash interest from portfolio investments, approximately $529,000 in amortization of original issue discount, and approximately $56,000 in cash interest from cash and cash equivalents.

As of March 31, 2009, our debt investments had stated interest rates of between 4.02% and 14.46% (excluding GenuTec which carries a zero interest rate through November 1, 2009) and maturity dates of between 4 and 67 months (excluding Questia). In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.4%, including GenuTec and all investments on non-accrual status.

As of March 31, 2008, our debt investments had stated interest rates of between 6.21% and 15.48% (excluding GenuTec) and maturity dates of between 4 and 80 months. In addition, as of March 31, 2008, our total portfolio had a weighted average yield of approximately 10.5%.

For the quarter ended March 31, 2009, other income of approximately $40,000 was recorded, consisting primarily of non-recurring dividend income and amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $208,000 for the same period in 2008, which also consisted primarily of non-recurring amendment fees earned in connection with existing portfolio investments.

Operating Expenses

Operating expenses for the quarter ended March 31, 2009 were approximately $1.6 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses decreased approximately $3.6 million from the quarter ended March 31, 2008, attributable primarily to a decrease of approximately $2.3 million in interest expense as well as lower investment advisory fees of approximately $1.2 million. Operating expenses for the quarter ended March 31, 2008 were approximately $5.2 million.

The investment advisory fee for the first quarter of 2009 was approximately $0.9 million, representing the base fee for the period as provided for in the investment advisory agreement as well as incentive fees earned of approximately $47,000. The investment advisory fee in the comparable period in 2008 was approximately $2.2 million which includes incentive fees of approximately $208,000. The decrease of approximately $1.2 million is due to a decrease in average gross assets and the decrease in pre-incentive fee net investment income compared to the incentive fee hurdle. At each of March 31, 2009 and December 31, 2008, respectively, approximately $0.9 million and $1.3 million of investment advisory fees remained payable to TICC Management.

Interest expense was not incurred during the quarter ended March 31, 2009. During the same quarter in the prior year however, interest expense was approximately $2.3 million as a result of the average level of borrowings outstanding under our credit facility during that period. At March 31, 2009 and December 31, 2008, respectively, there was no outstanding accrued interest expense.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $303,000 for the quarter ended March 31, 2009, compared to approximately $350,000 for the quarter ended March 31, 2008. This was the result of decreases in fees for valuation services of approximately $58,000 partially offset by increased legal costs of approximately $28,000 incurred during the quarter ended March 31, 2009.

Compensation expenses were approximately $226,000 for the quarter ended March 31, 2009, compared to approximately $222,000 for the quarter ending March 31, 2008, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. At March 31, 2009 and December 31, 2008, respectively, approximately $121,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $135,000 for the three months ended March 31, 2009 compared to approximately $160,000 for the same period in 2008. This decrease was due primarily to lower administrative costs in general. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2009, we had a net realized gain on investments of approximately $22,000, which is comprised of the gain on the sale of our warrants held in Avue Technologies Corp. of approximately $12,000, as well as approximately $10,000 received as additional consideration for our warrants in The Endurance International Group, Inc., which were sold in December 2008. For the three months ended March 31, 2008, we recorded net realized losses of approximately $34,000.

During the quarter ended March 31, 2009, we incurred net unrealized depreciation of approximately $5.0 million resulting from write-downs of our bilateral investments, specifically related to our debt investments held in American Integration Technologies, LLC ($1.6 million), CAPS Group term A notes ($1.4 million) and Questia Media, Inc. ($0.7 million), as well as unrealized depreciation on our syndicated debt investments due to our debt investment held in WAICCS Las Vegas, LLC ($3.8 million). These unrealized losses were partially offset by write-ups of approximately $3.0 million, which was largely due to our debt and equity investments in Segovia, Inc. ($0.2 million and $0.6 million, respectively) and our debt investments held in NetQuote, Inc. ($0.5 million), Palm, Inc. ($0.9 million) and in Arise Virtual Solutions, Inc. ($0.3 million).

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

Net Decrease in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $1.4 million for the quarter ended March 31, 2009, compared to a net decrease of approximately $16.2 million for the comparable period in 2008. This decline in loss was attributable directly to less net unrealized depreciation on investments, partially offset by lower investment income.

Based on a weighted-average of 26,484,673 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for the quarter ended March 31, 2009 was approximately $0.05 for basic and diluted, compared to a net decrease in net assets of approximately $0.73 per share for the same period in 2008.

Please see “—Portfolio Grading” above for more information.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2009, cash and cash equivalents increased from approximately $14.1 million at the beginning of the period to approximately $17.1 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $6.7 million, largely reflecting principal repayments of approximately $3.5 million, and net investment income. During the period, net cash used in financing activities was approximately $3.6 million, reflecting the distribution of dividends.

Contractual Obligations

Effective December 30, 2008, we had fully repaid all amounts outstanding under our then outstanding revolving credit facility and reduced the commitment thereunder to zero, effectively terminating the facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $0.9 million for investment advisory services and $135,000 for administrative services for the three months ended March 31, 2009.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

For the quarter ending March 31, 2009, the Company did not have a revolving credit facility (the “Credit Facility”) agreement. However, during 2008, the Company had a credit facility with the Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, the Company had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the credit facility.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2009
May 5, 2009	June 10, 2009	June 30, 2009	$0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.30

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$5.62	(5)

(1)

On March 31, 2009, we paid a dividend of $0.15 per share. For tax purposes, we expect that dividends for the fiscal year ended December 31, 2009 will be funded primarily from undistributed net investment income. However, for the three months ended March 31, 2009, for financial reporting purposes, we had net investment income of approximately $0.13 per share, compared to aggregate distributions to stockholders of $0.15 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2009, there would been no tax return of capital to our stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

Either TICC or T2 Income Fund Limited may also purchase syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) of issuers in which the other fund holds no position, or has held a position (and has made no further investment) for a period greater than 30 calendar days and the purchases are not made directly from the other fund or the issuer of the acquired syndicated loans. In instances where both TICC and T2 Income Fund Limited desire to either purchase or sell the same position at the same time, such purchases or sales will generally be allocated on a pro rata basis between TICC and T2 Income Fund Limited based on order size as determined by each fund’s investment adviser in good faith.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors reviews these procedures on an annual basis.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as every officer, director and employee of TICC. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of TICC. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the Nasdaq Stock Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation  S-K).

RECENT DEVELOPMENTS

On May 5, 2009, the Board of Directors declared a distribution of $0.15 per share for the second quarter, payable on June 30, 2009 to shareholders of record as of June 10, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2009, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-one debt investments were at variable rates, representing approximately $14.4 million and $261.3 million in principal debt, respectively. At March 31, 2009, $197.0 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, and no other change in our portfolio as of March 31, 2009. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase approximately $2.0 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We utilize the services of a third party valuation firm which prepares valuations for each of our bilateral portfolio securities that, when combined with all other investments in the same portfolio company (i) have a book value as of the previous quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our bilateral portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 15 months and we believe that the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current economic recession could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current recession, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current economic recession could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. During 2008, we experienced significant losses on our portfolio investments, which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

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

In view of tightened credit markets, since the end of the first quarter of 2008, and in the absence of having received a written offer for extension of our credit facility from our existing lenders, we took steps to reduce our borrowings under our credit facility and, effective December 30, 2008, we had fully repaid any amounts borrowed and terminated our credit facility. On a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and terms with a longer maturity that more closely matches the maturity of our investments, we are better served by having an unlevered portfolio. However, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a more fully levered portfolio.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,584,976 shares are issued and outstanding as of March 31, 2009. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

To the extent we employ leverage in the future, a portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. As of March 31, 2009, we did not have any borrowings outstanding and we did not have a credit facility established.

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

Either TICC or T2 Income Fund Limited may also purchase syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) of issuers in which the other fund holds no position, or has held a position (and has made no further investment) for a period greater than 30 calendar days and the purchases are not made directly from the other fund or the issuer of the acquired syndicated loans. In instances where both TICC and T2 Income Fund Limited desire to either purchase or sell the same position at the same time, such purchases or sales will generally be allocated on a pro rata basis between TICC and T2 Income Fund Limited based on order size as determined by each fund’s investment adviser in good faith.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors reviews these procedures on an annual basis.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as every officer, director and employee of TICC. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of TICC. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the Nasdaq Stock Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current economic environment and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2008, and has remained below our net asset value per share through the first three months of 2009. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2009, we issued a total of 101,430 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $356,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: May 8, 2009	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Date: May 8, 2009	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy
Chief Financial Officer (Principal Accounting Officer)