Form 10-Q
period 2009-06-30
TICC Capital Corp.
filed 2009-08-10
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 7, 2009 was 26,673,718.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Investments, at fair value (cost: $265,141,324 @ 6/30/09; $282,299,228 @ 12/31/08)
Non-affiliated/non-control investments (cost: $245,080,142 @ 6/30/09; $261,923,603 @ 12/31/08)	$156,421,576	$168,094,127
Control investments (cost: $20,061,182 @ 6/30/09; $20,375,625 @ 12/31/08)	20,825,000	21,500,000

Total investments at fair value	177,246,576	189,594,127

Cash and cash equivalents	31,414,446	14,069,251
Interest receivable	641,281	1,151,703
Prepaid expenses and other assets	159,318	147,806

Total assets	$209,461,621	$204,962,887

LIABILITIES
Investment advisory fee payable to affiliate	$983,984	$1,287,451
Securities purchased not settled	3,640,736	0
Accrued expenses	427,333	308,686

Total liabilities	5,052,053	1,596,137

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,673,718 and 26,483,546 issued and outstanding, respectively	266,736	264,835
Capital in excess of par value	319,407,882	318,662,914
Net unrealized depreciation on investments	(87,894,748)	(92,705,101)
Accumulated net realized losses on investments	(25,214,479)	(21,899,323)
Distributions in excess of investment income	(2,155,823)	(956,575)

Total net assets	204,409,568	203,366,750

Total liabilities and net assets	$209,461,621	$204,962,887

Net asset value per common share	$7.66	$7.68

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$8,614,877
		(11.00%, due Jan. 29, 2010)

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)	19,500,000	19,468,365	19,353,750
		(9.00%, due Feb. 8, 2010)
		warrants to purchase common stock(7)		600,000	4,300,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)	4,500,000	4,500,000	4,500,000
		(13.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(10)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)

NetQuote, Inc.	web-based services	senior secured notes(4)	22,500,000	22,500,000	21,600,000
		(9.50%, due May 1, 2011)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)	3,476,000	2,802,813	2,000,000
		(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(10)	5,467,804	5,403,674	0
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(10)	17,485,000	17,243,512	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6)(7)(10)	20,950,000	20,950,000	3,142,500
		(10.75%, due October 31, 2010)

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,125,000	9,976,961	5,923,125
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)	17,825,000	17,061,182	17,825,000
		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	11,500,000	11,234,359	10,206,250
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2009

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Punch Software, LLC	software	senior secured notes(7)	2,100,000	2,100,000	1,507,800
		(0.00%, due October 30, 2012)

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)	14,500,000	14,512,090	11,600,000
		(6.60%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(4)(6)	9,542,167	9,542,167	8,110,842
		(5.12%, due March 20, 2013)

Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,145,771	12,145,771	8,046,573
		(7.56%, due April 30, 2012)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,929,397	8,800,000
		(7.32%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)	15,000,000	15,000,000	2,085,000
		(9.31%, due July 31, 2009)

Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5)(10)	3,000,000	2,911,768	1,620,000
		(9.25%, due February 28, 2014)

GXS Worldwide Inc.	software	first lien senior secured notes (4)(5)(6)	6,852,513	6,762,902	6,270,049
		(9.25%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes (4)(5)(6)	19,650,000	18,187,776	15,720,000
		(3.81%, due April 24, 2014)

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)	3,000,000	2,484,921	2,947,500
		(10.75%, due September 16, 2014)

Stratus Technologies, Inc.	computer hardware	first lien senior secured lien notes(4)(5)(6)	970,000	554,579	857,480
		(4.36%, March 29, 2011)

Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6)	4,406,593	2,698,108	4,062,879
		(9.50%, due December 31, 2012)

First Data Corporation	business services	first lien senior secured notes(4)	4,987,310	3,640,736	3,752,951
		(3.06%, due September 24, 2014)

Total Investments				$265,141,324	$177,246,576

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at June 30, 2009, investments at fair value are categorized as follows: senior secured notes (77.5%), senior unsecured notes (0.5%), senior subordinated unsecured notes (5.0%), preferred stock (0.0%), common stock (1.5%), and warrants to purchase equity securities (2.3%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $6,813,614; aggregate gross unrealized depreciation for federal income tax purposes is $94,601,032. Net unrealized depreciation is $87,787,418 based upon a tax cost basis of $265,033,994.
(10)	Debt investment on non-accrual status at the relevant period end.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(unaudited)

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$7,896,970
		(11.00%, due Jan. 28, 2009)

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

Avue Technologies Corp.	software	warrants to purchase common units(7)		13,000	25,000

Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)	21,000,000	20,942,204	20,475,000
		(9.32%, due Feb. 8, 2010)
		warrants to purchase common stock(7)		600,000	2,700,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)	5,125,000	5,125,000	4,715,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0

Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(10)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)

Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(4)(5)	10,500,000	10,440,452	10,132,500
		(10.25%, due June 30, 2010)
		warrants to purchase
		convertible preferred stock(7)		200,000	115,000

NetQuote, Inc.	web-based services	senior secured notes(4)	24,000,000	24,000,000	21,780,000
		(9.50%, due May 1, 2011)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)	3,480,000	2,703,391	2,000,000
		(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(10)	5,467,804	5,400,407	1,366,951
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(10)	17,485,000	17,236,514	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6) (10.75%, due October 31, 2010)	20,950,000	20,950,000	6,285,000

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,250,000	10,080,911	5,304,375
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)	18,500,000	17,375,625	18,500,000
		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	12,375,000	12,034,357	10,395,000
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(unaudited)

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Punch Software, LLC	software	senior secured notes(4)(5)	6,900,000	6,809,180	3,967,500
		(10.42%, due October 30, 2011)
		warrants to purchase Class A-1 units(7)		200,000	0

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (7.46%, due May 30, 2013)	14,500,000	14,513,622	10,875,000

AKQA, Inc.	advertising	senior secured notes(4)(6)	14,613,133	14,613,133	10,959,850
		(6.00%, due March 20, 2013)

Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,427,833	12,427,833	10,532,588
		(7.13%, due April 30, 2012)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,922,605	7,700,000
		(9.31%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4) (10.44%, due August 1, 2009)	15,000,000	15,000,000	9,000,000

Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5) (9.97%, due February 28, 2014)	3,000,000	2,903,122	1,545,000

GXS Worldwide Inc.	software	first lien senior secured notes(4)(5)(6)	7,852,765	7,752,446	6,085,893
		(8.06%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.97%, due April 24, 2014)	19,750,000	18,125,183	12,837,500

Total Investments				$282,299,228	$189,594,127

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

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$4,269,217	$8,933,424	$8,718,758	$19,382,948
Interest income - cash and cash equivalents	0	68,691	0	124,683
Other income	22,029	323,645	62,029	531,425

Total investment income from non-affiliated/non-control investments	4,291,246	9,325,760	8,780,787	20,039,056

From control investments:
Interest income - debt investments	628,953	748,660	1,262,720	1,515,187

Total investment income from control investments	628,953	748,660	1,262,720	1,515,187

Total investment income	4,920,199	10,074,420	10,043,507	21,554,243

EXPENSES
Compensation expense	225,953	222,000	451,905	444,000
Investment advisory fees	983,984	1,904,271	1,925,035	4,084,126
Professional fees	266,812	375,689	570,217	725,616
Interest expense	0	1,514,197	0	3,811,630
General and administrative	200,656	286,089	335,320	446,041

Total expenses	1,677,405	4,302,246	3,282,477	9,511,413

Net investment income	3,242,794	5,772,174	6,761,030	12,042,830

Net change in unrealized appreciation or depreciation on investments	9,793,597	(955,331)	4,810,353	(23,354,727)

Net realized (losses) gains on investments	(3,337,193)	932,944	(3,315,156)	899,125

Net increase (decrease) in net assets resulting from operations	$9,699,198	$5,749,787	$8,256,227	$(10,412,772)

Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted(1)	$0.36	$0.25	$0.31	$(0.47)
Weighted average shares of common stock outstanding:
Basic and diluted(1)	26,585,951	22,708,251	26,535,592	22,363,146

(1)

In accordance with SFAS 128-Earnings per Share, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the six months ended June 30, 2008 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Decrease in net assets from operations:
Net investment income	$6,761,030	$22,191,163
Net realized losses on investments	(3,315,156)	(8,509,814)
Net change in unrealized depreciation on investments	4,810,353	(66,947,503)

Net increase (decrease) in net assets resulting from operations	8,256,227	(53,266,154)

Dividends from net investment income	(7,960,278)	(22,870,147)
Distributions from net realized capital gains	—	—
Tax return of capital distributions	—	(1,898,860)

Distributions to shareholders	(7,960,278)	(24,769,007)

Capital share transactions:
Issuance of common stock (net of offering costs of $1,629,542)	—	20,934,434
Reinvestment of dividends	746,869	3,097,974

Net increase in net assets from capital share transactions	746,869	24,032,408

Total increase (decrease) in net assets	1,042,818	(54,002,753)
Net assets at beginning of period	203,366,750	257,369,503

Net assets at end of period (including over distributed net investment income of $2,155,823 and $956,575, respectively)	$204,409,568	$203,366,750

Capital share activity:
Shares sold	0	4,339,226
Shares issued from reinvestment of dividends	190,172	580,603

Net increase in capital share activity	190,172	4,919,829

(1)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2009, distributions for 2009 would not have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$8,256,227	$(10,412,772)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(5,709,024)	(18,290,000)
Repayments of principal and reductions to investment cost value	20,297,112	38,393,711
Proceeds from the sale of investments	3,760,037	31,974,197
Increase in investments due to PIK	(11,160)	(235,000)
Net realized losses (gains) on investments	3,315,156	(899,125)
Net change in unrealized appreciation or depreciation on investments	(4,810,353)	23,354,727
Decrease in interest receivable	510,422	1,311,564
Increase in prepaid expenses and other assets	(11,512)	(95,796)
Amortization of discounts	(853,481)	(1,004,056)
Decrease in investment advisory fee payable	(303,467)	(218,898)
Decrease in accrued interest payable	—	(253,588)
Increase in accrued expenses	118,647	1,795,137

Net cash provided by operating activities	24,558,604	65,420,101

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	22,563,976
Offering expenses from the issuance of common stock	—	(1,629,542)
Amounts borrowed under revolving credit facility	—	10,500,000
Amounts paid back under revolving credit facility	—	(77,000,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $746,869 and $1,839,298, respectively)	(7,213,409)	(12,432,480)

Net cash used by financing activities	(7,213,409)	(57,998,046)

Net increase in cash and cash equivalents	17,345,195	7,422,055

Cash and cash equivalents, beginning of year	14,069,251	7,944,608

Cash and cash equivalents, end of year	$31,414,446	$15,366,663

NON-CASH FINANCING ACTIVITIES
Value of Shares issued in connection with dividend reinvestment plan	$746,869	$1,839,298

SUPPLEMENTAL DISCLOSURES
Investments purchased and not settled	$3,640,736	$—
Cash paid for interest	$—	$3,576,655

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 165, Subsequent Events, which is effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. See Note 14–Subsequent Events for additional information.

In June 2009, FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on its financial statements.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted the provisions of SFAS 157 as of January 1, 2008. The Company has determined that due to the illiquidity of the market for the investment portfolio, whereby little or no market data exists, all investments are considered “Level 3” investments.

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued FSP FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with SFAS 157, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the market place for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity. Due to the market illiquidity and the lack of transactions during 2008 and through the six months ended June 30, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the market place. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in FSP 157-4 and has determined that it is properly valuing the securities in its portfolio.

In addition, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”), which require additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company adopted the provisions of FSP 157-4 and FSP 107-1 as of the quarter ended March 31, 2009.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$30.0	$30.0	$0.0	$0.0
Investments, at fair value	177.2	0.0	0.0	177.2

Total	$207.2	$30.0	$0.0	$177.2

A reconciliation of the fair value of investments for the three month period ending June 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$125.6	$55.9	$181.5
Total gains (realized/unrealized) included in earnings	5.9	0.5	6.4
Purchases, sales and repayments, issuances and settlements(1)	(21.9)	11.2	(10.7)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$109.6	$67.6	$177.2

The amount of total appreciation or depreciation for the period included in earnings attributable to the change in unrealized appreciation or depreciation relating to assets still held at the reporting date	$1.0	$6.4	$7.4

(1)	Includes amortization of discounts of approximately $0.4 million.

A reconciliation of the fair value of investments for the six month period ending June 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$130.6	$59.0	$189.6
Total gains or losses (realized/unrealized) included in earnings	4.0	(2.5)	1.5
Purchases, issuances and settlements(1)	(25.0)	11.1	(13.9)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$109.6	$67.6	$177.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1.4)	$3.4	$2.0

(1)	Includes amortization of discounts of approximately $0.9 million.

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

A reconciliation of the fair value of investments for the three month period ending June 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$240.2	$121.1	$361.3
Total gains or losses (realized/unrealized) included in earnings	0.6	(0.6)	0.0
Purchases, issuances and settlements(1)	(18.6)	(30.6)	(49.2)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$222.2	$89.9	$312.1

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0.6	$(2.2)	$(1.6)

(1)	Includes amortization of discounts of approximately $0.5 million.

A reconciliation of the fair value of investments for the six month period ending June 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(11.5)	(10.9)	(22.4)
Purchases, issuances and settlements(1)	(24.0)	(26.9)	(50.9)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$222.2	$89.9	$312.1

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(12.2)	$(10.3)	$(22.5)

(1)	Includes amortization of discounts of approximately $1.0 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$158.3	89.3%	$172.0	90.7%
Senior Unsecured Notes	1.0	0.6%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.2	5.8%	10.4	5.5%
Common Stock	3.0	1.7%	3.0	1.6%
Warrants	4.7	2.6%	3.2	1.7%

Total	$177.2	100.0%	$189.6	100.0%

NOTE 4. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and six months June 30, 2009 and 2008, respectively:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share–net increase (decrease) in net assets resulting from operations	$9,699,198	$5,749,787	$8,256,227	$(10,412,772)
Denominator for basic and diluted income per share–weighted average shares(1)	26,585,951	22,708,251	26,535,592	22,363,146
Basic and diluted net increase (decrease) in net assets resulting from operations per common share(1)	$0.36	$0.25	$0.31	$(0.47)

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by Statement of Financial Accounting Standards No. 128—Earnings per Share, or SFAS 128, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021 for the six months ended June 30, 2008. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20, 2008 ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”). TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, is President and Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of TICC Management, does not take part in the management or participate in the operations of TICC Management; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TICC Management to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc.

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

For the quarters ended June 30, 2009 and 2008, TICC incurred investment advisory fees of $983,984 and $1,904,271, respectively; for the six months ended June 30, 2009 and 2008, TICC incurred investment advisory fees of $1,925,035 and $4,084,126, respectively, of which $983,984 and $1,904,271 remained payable to TICC Management at the end of each respective six month period. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended June 30, 2009 and 2008, TICC incurred $225,953 and $222,000, respectively, in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2009 and 2008, TICC incurred $451,905 and $444,000, respectively, in such expenses, of which $220,992 and $204,381 remained payable at the end of each respective six month period. TICC also incurred $19,645 and $19,124 for reimbursement of facility costs for the three months ended June 30, 2009 and 2008, respectively; for the six months ended June 30, 2009 and 2008, TICC incurred $39,779 and $38,250, respectively, in such expenses, of which amounts $6,550 and $0 remained payable at the end of each respective six month period.

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

On June 30, 2009, the Company paid a dividend of $0.15 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2009 will be funded primarily from net investment income. However, for the three months ended June 30, 2009, for financial reporting purposes, the Company had net investment income of approximately $0.12 per share, compared to distributions to stockholders of $0.15 per share during the period; for the six months ended June 30, 2009, the Company had net investment income of approximately $0.25 per share, compared to aggregate distributions to stockholders of approximately $0.30 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2009, no portion of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders; this calculation of tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2009 was $7.66, and at December 31, 2008 was $7.68. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2009, the Company received approximately $11,200 in PIK interest. For the three months ended June 30, 2008, the Company did not record PIK interest. For the six months ended June 30, 2009 and 2008, the Company recorded PIK interest of $11,200 and $235,000, respectively.

In addition, the Company recorded original issue discount (“OID”) income of approximately $439,900 and $853,500 for the three and six months ended June 30, 2009, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had OID income of approximately $475,300 and $1,004,100 for the three and six months ended June 30, 2008, respectively.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2009 and 2008, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ending June 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended June 30, 2009 (unaudited)	Three Months Ended June 30, 2008 (unaudited)	Six Months Ended June 30, 2009 (unaudited)	Six Months Ended June 30, 2008 (unaudited)

Per Share Data
Net asset value at beginning of period	$7.46	$10.81	$7.68	$11.94

Net investment income(1)	0.12	0.25	0.25	0.54
Net realized and unrealized capital gains (losses) (2)	0.24	0.01	0.06	(1.01)

Total from investment operations	0.36	0.26	0.31	(0.47)

Total distributions(3)	(0.15)	(0.30)	(0.30)	(0.66)

Effect of shares issued, net of offering expenses	(0.01)	(1.02)	(0.03)	(1.06)

Net asset value at end of period	$7.66	$9.75	$7.66	$9.75

Per share market value at beginning of period	$3.51	$7.52	$3.80	$9.23
Per share market value at end of period	$4.41	$5.46	$4.41	$5.46
Total return(4)	29.91%	(23.40)%	25.13%	(34.61)%
Shares outstanding at end of period	26,673,718	26,189,851	26,673,718	26,189,851

Ratios/Supplemental Data
Net assets at end of period (000’s)	$204,410	$255,459	$204,410	$255,459
Average net assets (000’s)	$199,114	$239,778	$201,479	$249,956
Ratio of expenses to average net assets(5)	3.37%	7.18%	3.26%	7.61%
Ratio of expenses, excluding interest expense, to average net assets(5)	3.37%	5.07%	3.26%	4.95%
Ratio of net investment income to average net assets(5)	6.51%	9.63%	6.71%	9.64%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains (losses) include rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2009, distributions for 2009 would not have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

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

NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2009 and December 31, 2008, respectively, cash and cash equivalents consisted of:

	June 30, 2009	December 31, 2008
Eurodollar Time Deposit (due 7/1/09)	$30,000,000	$0

Total Cash Equivalents	30,000,000	0
Cash	1,414,446	14,069,251

Cash and Cash Equivalents	$31,414,446	$14,069,251

As of December 31, 2008 and throughout most of the six months ending June 30, 2009, the Company elected to maintain most of its available cash in a non-interest bearing demand deposit in order to obtain the benefit of the Federal Deposit Insurance Corporation’s unlimited guarantee on such deposits.

NOTE 12. COMMITMENTS

As of June 30, 2009, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. REVOLVING CREDIT AGREEMENT

During the six months ending June 30, 2009, the Company did not have a revolving credit facility agreement. However, during 2008, the Company had a credit facility (the “Credit Facility”) with the Royal Bank of Canada (“RBC”), as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, the Company had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the Credit Facility.

NOTE 14. SUBSEQUENT EVENTS

The Company adopted SFAS 165, Subsequent Events, during this quarter. Any subsequent events requiring adjustment to the financial statements as of June 30, 2009, have been recorded.

As of August 7, 2009, the following subsequent events have occurred that require disclosure under SFAS 165:

On July 30, 2009, the Board of Directors declared a distribution of $0.15 per share for the third quarter, payable on September 30, 2009 to shareholders of record as of September 10, 2009.

On July 31, 2009, the Company placed its investment in WAICCS Las Vegas, LLC on non-accrual status, effective July 31, 2009, as this company is now in default.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of June 30, 2009, our debt investments had stated interest rates of between 3.06% and 14.46% (excluding GenuTec Business Solutions, Inc., which carries a zero interest rate through November 1, 2009 and Punch Software, LLC, which carries a zero interest rate through October 30, 2012,) and maturity dates of between 1 and 64 months (the maturity date on our investment in WAICCS Las Vegas, LLC was revised to July 31, 2009 as a result of the failure of this company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009). In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.29%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. There was approximately $11,200 of income attributable to PIK during the quarter ended June 30, 2009.

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

During the quarter ended June 30, 2009, we received a total of $18.9 million of proceeds from principal repayments on debt investments and we recognized approximately $3.8 million from the sale of portfolio investments.

During the quarter ended June 30, 2009, we recorded net realized losses of approximately $3.3 million due largely to losses associated with the partial sale of our debt investment in AKQA, Inc. of approximately $1.3 million and the restructuring of our debt investment in Punch Software, LLC of approximately $1.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2009, we had net unrealized gains of approximately $9.8 million comprised of $14.6 million in unrealized appreciation, $7.7 million in unrealized depreciation and approximately $2.9 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Punch Software, LLC	$2.2
AKQA, Inc.	2.2
Palm, Inc.	1.9
Questia Media, Inc.	1.4
Cavtel Holdings, LLC	1.4
GXS Worldwide Inc.	1.3
Hyland Software, Inc.	1.1
Segovia, Inc.	1.1
NetQuote, Inc.	0.8
SCS Holdings II, Inc.	0.7
Power Tools, Inc.	0.7
American Integration Technologies, LLC	(1.6)
Box Services, LLC	(2.2)
WAICCS Las Vegas, LLC	(3.2)
Other	2.0

Total	$9.8

For the quarter ended June 30, 2008, we had net realized gains on investments of approximately $933,000. During this period, we realized a capital gain of approximately $1.6 million due to the repayment on our debt and sale of our equity investment in Aviel Services, Inc. This gain was partially offset by realized losses associated with the sale of several investments for approximately $700,000.

During the quarter ended June 30, 2008, we had net unrealized losses of approximately $955,000 comprised of $3.2 million in unrealized appreciation, $4.7 million in unrealized depreciation and approximately $600,000 relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2008 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Intergraph Corporation	$1.6
GXS Worldwide Inc.	1.1
3001, Inc.	0.5
Integra Telecomm, Inc.	0.5
Box Services, LLC	0.4
American Integration Technologies, LLC	(0.4)
GenuTec Business Solutions, Inc.	(0.6)
Palm, Inc.	(1.1)
Aviel Services, Inc.	(1.6)
AKQA, Inc.	(1.7)
Other	0.3

Total	$(1.0)

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

In particular, the equity markets declined significantly during these turbulent times, with both the S&P 500 and the Nasdaq Global Select Market declining by over 30% during 2008, with minimal gains during the quarter ending June 30, 2009. These events, along with the deterioration of the housing market, have significantly diminished overall confidence in the debt and equity markets and constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses, all of which we believe reflects an ongoing recession.

The federal government has responded to this financial crisis in unprecedented ways in an effort to infuse liquidity back into the capital markets, including injecting capital into distressed institutions, curtailing the ability of investors to short certain securities, purchasing certain illiquid assets and lowering interest rates to record lows. Nevertheless, we believe that the U.S. economy will continue to remain in a period of recession through 2009. As a result of the continuing credit crisis, the spread between the yields realized on risk-free and higher risk securities has increased, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or materially impair the availability of credit to us on commercially reasonable terms. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements, which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted the provisions of SFAS 157 as of January 1, 2008. The Company has determined that due to the illiquidity of the market for the investment portfolio, whereby little or no market data exists, all investments are considered “Level 3” investments.

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued FSP FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with SFAS 157, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the market place for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity. Due to the market illiquidity and the lack of transactions during 2008 and through the six months ended June 30, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the market place. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in FSP 157-4 and has determined that it is properly valuing the securities in its portfolio.

In addition, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”), which require additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company adopted the provisions of FSP 157-4 and FSP 107-1 as of the quarter ended March 31, 2009.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$30.0	$30.0	$0.0	$0.0
Investments, at fair value	177.2	0.0	0.0	177.2

Total	$207.2	$30.0	$0.0	$177.2

A reconciliation of the fair value of investments for the three month period ending June 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$125.6	$55.9	$181.5
Total gains (realized/unrealized) included in earnings	5.9	0.5	6.4
Purchases, sales and repayments, issuances and settlements(1)	(21.9)	11.2	(10.7)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$109.6	$67.6	$177.2

The amount of total appreciation or depreciation for the period included in earnings attributable to the change in unrealized appreciation or depreciation relating to assets still held at the reporting date	$1.0	$6.4	$7.4

(1)	Includes amortization of discounts of approximately $0.4 million.

A reconciliation of the fair value of investments for the six month period ending June 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$130.6	$59.0	$189.6
Total gains or losses (realized/unrealized) included in earnings	4.0	(2.5)	1.5
Purchases, issuances and settlements(1)	(25.0)	11.1	(13.9)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$109.6	$67.6	$177.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1.4)	$3.4	$2.0

(1)	Includes amortization of discounts of approximately $0.9 million.

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

A reconciliation of the fair value of investments for the three month period ending June 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$240.2	$121.1	$361.3
Total gains or losses (realized/unrealized) included in earnings	0.6	(0.6)	0.0
Purchases, issuances and settlements(1)	(18.6)	(30.6)	(49.2)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$222.2	$89.9	$312.1

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0.6	$(2.2)	$(1.6)

(1)	Includes amortization of discounts of approximately $0.5 million.

A reconciliation of the fair value of investments for the six month period ending June 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(11.5)	(10.9)	(22.4)
Purchases, issuances and settlements(1)	(24.0)	(26.9)	(50.9)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$222.2	$89.9	$312.1

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(12.2)	$(10.3)	$(22.5)

(1)	Includes amortization of discounts of approximately $1.0 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$158.3	89.3%	$172.0	90.7%
Senior Unsecured Notes	1.0	0.6%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.2	5.8%	10.4	5.5%
Common Stock	3.0	1.7%	3.0	1.6%
Warrants	4.7	2.6%	3.2	1.7%

Total	$177.2	100.0%	$189.6	100.0%

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $177.2 million and $189.6 million as of June 30, 2009 and December 31, 2008, respectively. The decrease in investments during the six month period was due primarily to debt repayments and sales of securities totaling approximately $22.4 million and net unrealized depreciation of approximately $3.8 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2009, we received proceeds of approximately $18.9 million resulting primarily from repayments and recurring amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2008, we had repayments and amortization payments of approximately $90.5 million. The repayments on our debt investments during the quarter ended June 30, 2009, largely consisted of repayments by Arise Virtual Solutions, Inc. of approximately $10.5 million and repayment of our original investment in senior secured notes issued by Punch Software, LLC of approximately $5.9 million. Also, during the quarter ended June 30, 2009, we recognized proceeds of approximately $3.8 million largely from the partial sale of our investment in AKQA, Inc. For the year ended December 31, 2008, we recognized proceeds of approximately $50.2 million from the sales of securities.

As of June 30, 2009, we had investments in debt securities of, or loans to, 24 portfolio companies, with a fair value of approximately $169.5 million, and equity investments in 8 portfolio companies, with a fair value of approximately $7.7 million. As of December 31, 2008, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $183.4 million, and equity investments in 11 portfolio companies, with a fair value of approximately $6.2 million.

In January 2009, Questia Media, Inc. failed to pay the principal amount then currently due under its outstanding senior secured notes, however, through June 30, 2009, Questia Media, Inc. has continued to make monthly interest payments to us equal to the coupon rate of such notes. During May 2009, the note agreement was amended and the maturity on our loan was extended by one year with provisions, if certain terms are met, to extend the note maturity for one additional year.

A reconciliation of the investment portfolio for the six months ended June 30, 2009 and the year ended December 31, 2008:

	June 30, 2009	December 31, 2008
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$189.6	$385.4
Portfolio Investments Acquired	11.5	18.3
Debt Repayments	(22.4)	(90.5)
Sales of Securities	(3.8)	(50.2)
Payment in Kind	0.0	0.2
Original Issue Discount	0.8	1.8
Net Unrealized (Depreciation) Appreciation	4.8	(66.9)
Net Realized Gains (Losses)	(3.3)	(8.5)

Ending Investment Portfolio	$177.2	$189.6

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended June 30, 2009 and the year ended December 31, 2008:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2009	$11.5	$18.9	$3.8
March 31, 2009	0.0	3.5	0.0

Total	$11.5	$22.4	$3.8

December 31, 2008	0.0	31.3	1.7
September 30, 2008	0.0	21.3	16.1
June 30, 2008	1.0	20.4	30.5
March 31, 2008	17.3	17.5	1.9

Total	$18.3	$90.5	$50.2

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$158.3	89.3%	$172.0	90.7%
Senior Unsecured Notes	1.0	0.6%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.2	5.8%	10.4	5.5%
Common Stock	3.0	1.7%	3.0	1.6%
Warrants	4.7	2.6%	3.2	1.7%

Total	$177.2	100.0%	$189.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$34.5	19.5%	$36.9	19.5%
Satellite communications	24.7	13.9%	24.2	12.8%
IT value-added reseller	22.2	12.5%	21.7	11.4%
Web-based services	21.6	12.2%	21.8	11.5%
Consumer electronics	15.7	8.9%	12.8	6.7%
Enterprise software	8.8	5.0%	7.7	4.1%
Digital media	8.6	4.9%	7.9	4.2%
Advertising	8.1	4.6%	11.0	5.8%
Digital imaging	8.0	4.6%	11.9	6.3%
Telecommunications services	5.7	3.2%	1.5	0.8%
IT consulting	4.5	2.5%	4.7	2.5%
Business services	3.8	2.1%	0.0	0.0%
Semiconductor capital equipment	3.1	1.7%	6.3	3.3%
Retail food	2.9	1.6%	0.0	0.0%
Real estate	2.1	1.2%	9.0	4.7%
Interactive voice messaging service	2.0	1.1%	2.0	1.0%
Computer hardware	0.9	0.5%	0.0	0.0%
Virtual workforce services	0.0	0.0%	10.2	5.4%

	$177.2	100.0%	$189.6	100.0%

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

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2009 and December 31, 2008, our portfolio had a weighted average grade of 2.4 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2009 and December 31, 2008, our debt investment portfolio was graded as follows:

		June 30, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$42.0	15.8%	$40.9	24.2%
2	Full repayment of principal and interest is expected.	40.8	15.4%	35.0	20.6%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	106.6	40.2%	83.8	49.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	3.0	1.1%	1.6	1.0%
5	A loss of some portion of principal is expected.	72.9	27.5%	8.2	4.8%

		$265.3	100.0%	$169.5	100.0%

		December 31, 2008
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$55.5	19.9%	$52.4	28.6%
2	Full repayment of principal and interest is expected.	54.9	19.7%	47.6	25.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	103.8	37.2%	68.8	37.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	64.8	23.2%	14.6	8.0%

		$279.0	100.0%	$183.4	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

As of quarter ending June 30, 2009, we placed our investment in Integra Telecomm, Inc. on non-accrual status and downgraded the investment to a grade 4 as this company is not paying cash interest on its 2nd Lien Term Loan pending completion of a restructuring. Based on the latest proposed terms of the restructuring, we believe that the investment will have full recovery of the principal amount. Ultimate recovery of the principal on the investment is likely to be in the form of equity in the restructured company. We also downgraded our investment in WAICCS Las Vegas, LLC to a grade 5 as a result of the failure of this company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. Also, as of June 30, 2009, we upgraded our investment in Questia Media, Inc. from a grade 5 to a grade 3 based on the company’s ability to meet interest service and the possibility of a partial paydown of our debt investment in this company during 2009. In January 2009, Questia Media, Inc. failed to pay the principal amount then currently due under its outstanding senior secured notes, however, Questia Media, Inc. has continued to make monthly interest payments to us equal to the coupon rate of such notes. During May 2009, the note agreement was amended and the maturity on our loan was extended by one year with provisions, if certain terms are met, to extend the note maturity for one additional year.

Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2009 to the three months ended June 30, 2008.

Investment Income

Investment income for the three months ended June 30, 2009 was approximately $4.9 million compared to approximately $10.1 million for the three months ended June 30, 2008. This decrease resulted from lower interest income due to the decrease of the size of our debt investment portfolio over the past year, as well as a lower return on our debt investment portfolio. Interest income on our debt investments for the three month period ended June 30, 2009 was approximately $4.9 million compared to approximately $9.7 million for the same period in 2008 as the principal value on our debt investment portfolio decreased from $359.9 million to $265.3 million.

For the quarter ended June 30, 2009, investment income consisted of approximately $4.5 million in cash interest from portfolio investments, approximately $440,000 in amortization of original issue discount and approximately $11,200 in PIK interest from one investment.

For the quarter ended June 30, 2008, investment income consisted of approximately $9.2 million in cash interest from portfolio investments, approximately $475,000 in amortization of original issue discount and approximately $69,000 in cash interest from cash and cash equivalents.

As of June 30, 2009, our debt investments had stated interest rates of between 3.06% and 14.46% (excluding GenuTec Business Solutions, Inc., which carries a zero interest rate through November 1, 2009 and Punch Software, LLC, which carries a zero interest rate through October 30, 2012) and maturity dates of between 1 and 64 months (the maturity date on our investment in WAICCS Las Vegas, LLC was revised to July 31, 2009 as a result of the failure of this company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009). In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.29%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status.

As of June 30, 2008, our debt investments had stated interest rates of between 5.99% and 15.48% (excluding GenuTec Business Solutions, Inc.) and maturity dates of between 3 and 76 months. In addition, as of June 30, 2008, our total portfolio had a weighted average yield of approximately 10.3%.

For the quarter ended June 30, 2009, other income of approximately $22,000 was recorded, consisting primarily of amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $324,000 for the same period in 2008, which also consisted primarily of non-recurring amendment fees earned in connection with existing portfolio investments, as well as PIK income associated with an amendment fee on our investment in Group 329, LLC, senior secured term B notes.

Operating Expenses

Operating expenses for the quarter ended June 30, 2009 were approximately $1.7 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses decreased approximately $2.6 million from the quarter ended June 30, 2008, attributable primarily to a decrease of approximately $1.5 million in interest expense as well as lower investment advisory fees of approximately $0.9 million. Operating expenses for the quarter ended June 30, 2008 were approximately $4.3 million.

The investment advisory fee for the second quarter of 2009 was approximately $1.0 million, representing only the base fee for the period. The investment advisory fee in the comparable period in 2008 was approximately $1.9 million, which includes incentive fees of approximately $205,000. The decrease of approximately $0.9 million is due to a decrease in average gross assets and a decrease in pre-incentive fee net investment income. At each of June 30, 2009 and December 31, 2008, respectively, approximately $1.0 million and $1.3 million of investment advisory fees remained payable to TICC Management.

Interest expense was not incurred during the quarter ended June 30, 2009. During the same quarter in the prior year, however, interest expense was approximately $1.5 million as a result of the average level of borrowings outstanding under our credit facility during that period. At June 30, 2009 and December 31, 2008, respectively, there was no outstanding accrued interest expense.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $267,000 for the quarter ended June 30, 2009, compared to approximately $376,000 for the quarter ended June 30, 2008. This was the result of decreases of $84,000 in fees for valuation services as well as legal costs of approximately $46,000, partially offset by increased audit costs of approximately $22,000 incurred during the quarter ended June 30, 2009.

Compensation expenses were approximately $226,000 for the quarter ended June 30, 2009, compared to approximately $222,000 for the quarter ending June 30, 2008, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. At June 30, 2009 and December 31, 2008, respectively, approximately $221,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $201,000 for the three months ended June 30, 2009 compared to approximately $286,000 for the same period in 2008. This decrease was due primarily to lower printing costs and decreased miscellaneous expenses as a result of the proxy solicitation incurred during 2008. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2009, we had a net realized loss on investments of approximately $3.3 million, which is comprised of the loss on the partial sale of our debt investment in AKQA, Inc. of approximately $1.3 million, as well as approximately $1.9 million resulting from the repayment of notes held in, and the sale of warrants issued by, Punch Software, LLC. New notes were subsequently issued to us by Punch Software, LLC with an amended interest rate and maturity date. For the three months ended June 30, 2008, we recorded net realized gains of approximately $933,000.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2009, we had net unrealized gains of approximately $9.8 million comprised of $14.6 million in unrealized appreciation, $7.7 million in unrealized depreciation and approximately $2.9 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Punch Software, LLC	$2.2
AKQA, Inc.	2.2
Palm, Inc.	1.9
Questia Media, Inc.	1.4
Cavtel Holdings, LLC	1.4
GXS Worldwide Inc.	1.3
Hyland Software, Inc.	1.1
Segovia, Inc.	1.1
NetQuote, Inc.	0.8
SCS Holdings II, Inc.	0.7
Power Tools, Inc.	0.7
American Integration Technologies, LLC	(1.6)
Box Services, LLC	(2.2)
WAICCS Las Vegas, LLC	(3.2)
Other	2.0

Total	$9.8

During the quarter ended June 30, 2008, we had net unrealized losses of approximately $955,000 comprised of $3.2 million in unrealized appreciation, $4.7 million in unrealized depreciation and approximately $600,000 relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2008 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Intergraph Corporation	$1.6
GXS Worldwide Inc.	1.1
3001, Inc.	0.5
Integra Telecomm, Inc.	0.5
Box Services, LLC	0.4
American Integration Technologies, LLC	(0.4)
GenuTec Business Solutions, Inc.	(0.6)
Palm, Inc.	(1.1)
Aviel Services, Inc.	(1.6)
AKQA, Inc.	(1.7)
Other	0.3

Total	$(1.0)

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended June 30, 2009 and 2008 was $3.2 million and $5.8 million, respectively. The decrease in net investment income was largely a result of lower interest income due to the size of our debt investment portfolio over the past year, as well as lower returns on our debt investment portfolio.

Based on a weighted-average of 26,585,951 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2009 was approximately $0.12 for basic and diluted, compared to approximately $0.25 per share for the same period in 2008.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $9.7 million for the quarter ended June 30, 2009, compared to a net increase of approximately $5.7 million for the comparable period in 2008. This increase was attributable directly to greater net unrealized appreciation on investments, partially offset by lower net investment income.

Based on a weighted-average of 26,585,951 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2009 was approximately $0.36 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.25 per share for the same period in 2008.

Please see “—Portfolio Grading” above for more information.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2009 to the six months ended June 30, 2008.

Investment Income

Investment income for the six months ended June 30, 2009 was approximately $10.0 million compared to approximately $21.6 million for the six months ended June 30, 2008. This decrease resulted primarily from a lower return on our debt investment portfolio as well as lower interest income due to the decrease of the size of our debt investment portfolio over the past year, as our debt investment portfolio decreased in principal value from $359.9 to $265.3 million.

For the six months ended June 30, 2009 investment income consisted of approximately $9.1 million in cash interest from portfolio investments, approximately $800,000 in amortization of original issue discount and approximately $11,200 in PIK interest income from one investment.

For the six months ended June 30, 2008, investment income consisted of approximately $19.9 million in cash interest from portfolio investments, approximately $1.0 in amortization of original issue discount and approximately $125,000 in cash interest from cash and cash equivalents.

As of June 30, 2009, our debt investments had stated interest rates of between 3.06% and 14.46% (excluding GenuTec Business Solutions, Inc., which carries a zero interest rate through November 1, 2009 and Punch Software, LLC, which carries a zero interest rate through October 30, 2012) and maturity dates of between 1 and 64 months (the maturity date on our investment in WAICCS Las Vegas, LLC was revised to July 31, 2009 as a result of the failure of this company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009). In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.29%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status.

As of June 30, 2008, our debt investments had stated interest rates of between 5.99% and 15.48% (excluding GenuTec Business Solutions, Inc.) and maturity dates of between 3 and 76 months. In addition, as of June 30, 2008, our total portfolio had a weighted average yield of approximately 10.3%.

For the six months ended June 30, 2009, other income of approximately $62,000 was recorded, consisting primarily of non-recurring amendment fees earned in conjunction with existing portfolio investments, compared to other income of approximately $531,000 for the same period in 2008, which also consisted primarily of non-recurring amendment fees earned in connection with existing portfolio investments, as well as PIK income associated with an amendment fee on our investment in Group 329, LLC, senior secured term B notes.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were approximately $3.3 million compared to approximately $9.5 million for the six months ended June 30, 2008. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. The decrease of approximately $6.2 million from the same period in 2008, was attributable to a decrease of approximately $3.8 million in interest expense, lower investment advisory fees of approximately $2.2 million and a decrease of approximately $266,000 in professional fees and general and administrative expenses.

The investment advisory fee for the six months ended June 30, 2009 was approximately $1.9 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $47,000. The investment advisory fee in the comparable period in 2008 was approximately $4.1 million which consisted of the base fee for the period as well as incentive fees of approximately $413,000. The decrease of approximately $2.2 million is due to a decrease in average gross assets and the decrease in pre-incentive fee net investment income. At each of June 30, 2009 and December 31, 2008, respectively, approximately $1.0 million and $1.3 million of investment advisory fees remained payable to TICC Management.

Interest expense was not incurred during the six months ended June 30, 2009. During the same period in the prior year, however, interest expense was approximately $3.8 million as a result of the average level of borrowings outstanding under our credit facility during that period. At June 30, 2009 and December 31, 2008, respectively, there was no outstanding accrued interest expense.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $570,000 for the six months ended June 30, 2009, compared to approximately $726,000 for the comparable period in 2008. This was primarily the result of decreases in fees for valuation services of approximately $142,000 as well as legal costs of approximately $18,000 incurred during the six months ended June 30, 2009.

Compensation expenses were approximately $452,000 for the six months ended June 30, 2009, compared to approximately $444,000 for the comparable period in 2008, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Controller, and other administrative support personnel. At June 30, 2009 and December 31, 2008, respectively, approximately $221,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $335,000 for the six months ended June 30, 2009 compared to approximately $446,000 for the same period in 2008. This decrease was due primarily to lower printing costs and decreased miscellaneous expenses as a result of proxy solicitation costs incurred during 2008. Office supplies, facilities costs and other expenses are allocated to us under the terms of the administration agreement with BDC Partners.

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2009, we had a net realized loss on investments of approximately $3.3 million, which is primarily comprised of the loss on the partial sale of our debt investment in AKQA, Inc. of approximately $1.3 million, as well as approximately $1.9 million resulting from the repayment of notes held in, and sale of warrants issued by, Punch Software, LLC. New notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date. For the six months ended June 30, 2008, we recorded net realized gains of approximately $899,000.

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2009, we had net unrealized gains of approximately $4.8 million comprised of $17.6 million in unrealized appreciation, $15.7 million in unrealized depreciation and approximately $2.9 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Palm, Inc.	$2.8
Punch Software, LLC	2.4
AKQA, Inc.	2.2
Segovia, Inc.	2.0
Cavtel Holdings, LLC	1.4
NetQuote, Inc.	1.3
GXS Worldwide Inc.	1.2
Hyland Software, Inc.	1.1
SCS Holdings II, Inc.	0.7
Power Tools, Inc.	0.7
Questia Media, Inc.	0.7
Fusionstorm, Inc.	0.6
Krispy Kreme Doughnut Corporation	0.5
WHITTMANHART, Inc.	0.4
Arise Virtual Solutions, Inc.	0.4
Stratus Technologies, Inc.	0.3
Ai Squared	(0.4)
The CAPS Group term A notes	(1.4)
Box Services, LLC	(2.2)
American Integration Technologies, LLC	(3.1)
WAICCS Las Vegas, LLC	(6.9)
Other	0.1

$4.8

During the six months ended June 30, 2008, we had net unrealized losses of approximately $23.3 million comprised of $7.8 million in unrealized appreciation, $31.7 million in unrealized depreciation and approximately $600,000 relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the three months ended June 30, 2008 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Pulvermedia, LLC	$1.7
Ai Squared	1.7
Punch Software, LLC	(0.4)
3001, Inc.	(0.5)
Integra Telecomm, Inc. 2L	(0.6)
GenuTec Business Solutions, Inc.	(0.6)
SCS Holdings II, Inc.	(0.7)
Box Services, LLC	(0.8)
Fusionstorm, Inc.	(0.8)
Aviel Services, Inc. - warrants to purchase common stock	(0.9)
Hyland Software, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.1)
The CAPS Group term A notes	(1.3)
American Integration Technologies, LLC	(1.7)
AKQA, Inc.	(2.4)
WHITTMANHART, Inc.	(3.5)
Palm, Inc.	(4.1)
The CAPS Group term B notes	(5.9)
Other	(0.5)

Total	$(23.3)

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2009 and 2008 was $6.8 million and $12.0 million, respectively. The decrease in net investment income was largely a result of lower interest income due to the size of our debt investment portfolio over the past year, as well as lower returns on our debt investment portfolio.

Based on a weighted-average of 26,535,592 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the six months ended June 30, 2009 was approximately $0.25 for basic and diluted, compared to approximately $0.54 per share for the same period in 2008.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $8.3 million for the six months ended June 30, 2009, compared to a net decrease of approximately $10.4 million for the comparable period in 2008. This net increase in net assets was attributable directly to greater net unrealized appreciation on investments, partially offset by lower investment income.

Based on a weighted-average of 26,535,592 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2009 was approximately $0.31 for basic and diluted, compared to a net decrease in net assets of approximately $0.47 per share for the same period in 2008.

Please see “—Portfolio Grading” above for more information.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2009, cash and cash equivalents increased from approximately $14.1 million at the beginning of the period to approximately $31.4 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $24.5 million, largely reflecting principal repayments of approximately $20.3 million, and net investment income. During the period, net cash used in financing activities was approximately $7.2 million, reflecting the distribution of dividends.

Share Repurchase Program

On July 30, 2009, the Board of Directors authorized a share repurchase program which provides for the purchase of up to $10 million worth of shares to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended.

Contractual Obligations

Effective December 30, 2008, we had fully repaid all amounts outstanding under our then outstanding revolving credit facility and reduced the commitment thereunder to zero, effectively terminating the facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $1.9 million for investment advisory services and $335,000 for administrative services for the six months ended June 30, 2009.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

For the six months ending June 30, 2009, the Company did not have a revolving credit facility agreement. However, during 2008, the Company had a credit facility (the “Credit Facility”) with the Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, the Company had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the Credit Facility.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In the future, if we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2009
July 30, 2009	September 10, 2009	September 30, 2009	$0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.45

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$5.77	(5)

(1)

Through June 30, 2009, we paid a dividend of $0.30 per share. For tax purposes, we expect that dividends for the fiscal year ended December 31, 2009 will be funded primarily from undistributed net investment income. However, for the six months ended June 30, 2009, for financial reporting purposes, we had net investment income of approximately $0.25 per share, compared to aggregate distributions to stockholders of $0.30 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2009, there would been no tax return of capital to our stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund Limited, a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of T2 Income Fund Limited and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

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

RECENT DEVELOPMENTS

On July 30, 2009, the Board of Directors declared a distribution of $0.15 per share for the third quarter, payable on September 30, 2009 to shareholders of record as of September 10, 2009.

On July 31, 2009, we placed our investment in WAICCS Las Vegas, LLC on non-accrual status effective July 31, 2009 and revised its maturity date to July 31, 2009 as the company is now in default.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2009, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-three debt investments were at variable rates, representing approximately $14.4 million and $250.9 million in principal debt, respectively. At June 30, 2009, $176.0.0 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note or LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, and no other change in our portfolio as of June 30, 2009. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase approximately $1.8 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of June 30, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 18 months and the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current economic recession could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current recession, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current economic recession could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. During 2008 and the first half of 2009, we experienced significant losses on our portfolio investments, which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,673,718 shares are issued and outstanding as of June 30, 2009. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

To the extent we employ leverage in the future, a portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. As of June 30, 2009, we did not have any borrowings outstanding and we did not have a credit facility established.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current economic environment and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2008, and has remained below our net asset value per share through the first six months of 2009. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2009, we issued a total of 190,172 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $747,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2009, we held our Annual Meeting of Shareholders in Greenwich, Connecticut. Shareholders voted on two matters; the substance of these matters and the results of the voting of each such matter are described below.

1. Election of Directors: Shareholders elected directors, each of whom will serve for three years, or until his successor is elected and qualified. Votes were cast as follows:

	FOR	WITHHELD

Jonathan H. Cohen	18,697,412	6,127,423

G. Peter O’Brien	22,629,415	2,195,420

The following directors are continuing as directors of the Company for their respective terms – Charles M. Royce, Steven P. Novak and Tonia L. Pankopf.

2. Ratification of selection of independent auditors: To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. Votes were cast as follows:

FOR	AGAINST	ABSTAIN

23,208,354	1,562,898	53,583

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: August 10, 2009	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Date: August 10, 2009	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy
Chief Financial Officer (Principal Accounting Officer)