Form 10-Q
period 2009-09-30
TICC Capital Corp.
filed 2009-11-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 9, 2009 was 26,747,561.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Investments, at fair value (cost: $252,487,964 @ 9/30/09; $282,299,228 @ 12/31/08)
Non-affiliated/non-control investments (cost: $232,520,612 @ 9/30/09; $261,923,603 @ 12/31/08)	$166,326,417	$168,094,127
Control investments (cost: $19,967,352 @ 9/30/09; $20,375,625 @ 12/31/08)	20,575,000	21,500,000

Total investments at fair value	186,901,417	189,594,127

Cash and cash equivalents	29,373,427	14,069,251
Interest receivable	916,162	1,151,703
Prepaid expenses and other assets	139,914	147,806

Total assets	$217,330,920	$204,962,887

LIABILITIES
Investment advisory fee payable to affiliate	$1,077,424	$1,287,451
Accrued expenses	448,847	308,686

Total liabilities	1,526,271	1,596,137

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,747,561 and 26,483,546 issued and outstanding, respectively	267,475	264,835
Capital in excess of par value	319,779,312	318,662,914
Net unrealized depreciation on investments	(65,586,547)	(92,705,101)
Accumulated net realized losses on investments	(35,676,773)	(21,899,323)
Distributions in excess of investment income	(2,978,818)	(956,575)

Total net assets	215,804,649	203,366,750

Total liabilities and net assets	$217,330,920	$204,962,887

Net asset value per common share	$8.07	$7.68

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$10,768,597
		(11.00%, due Jan. 29, 2010)

TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0

Segovia, Inc.	satellite communications	warrants to purchase common stock(7)		600,000	6,000,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)	3,500,000	3,500,000	3,500,000
		(13.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0

NetQuote, Inc.	web-based services	senior secured notes(4)	21,750,000	21,750,000	21,260,625
		(9.50%, due May 1, 2011)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7)	3,476,000	2,855,988	2,000,000
		(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0

Group 329, LLC	digital imaging	senior secured term A notes(4)(5)(7)(10)	5,467,804	5,405,172	0
(d/b/a “The CAPS Group”)		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(7)(10)	17,485,000	17,247,083	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0

American Integration Technologies, LLC	semiconductor capital	senior secured notes(4)(6)(7)(10)	20,950,000	20,950,000	4,190,000
	equipment	(10.75%, due October 31, 2010)

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,062,500	9,924,904	6,565,781
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0

Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)	17,575,000	16,967,352	17,575,000
(d/b/a “Ai Squared”)		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	11,000,000	10,770,456	10,340,000
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

Punch Software LLC	software	senior secured notes(4)(7)	2,100,000	1,557,134	1,625,400
		(0.00%, due October 30, 2012)

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)	14,500,000	14,511,312	11,890,000
		(6.28%, due May 30, 2013)

AKQA, Inc.	advertising	senior secured notes(4)(6)	9,508,385	9,508,385	8,747,714
		(4.79%, due March 20, 2013)

Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,030,471	12,030,471	5,413,712
		(7.74%, due April 30, 2012)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,932,855	9,674,500
		(6.89%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(10)(11)	15,000,000	15,000,000	2,085,000
		(9.31%, due July 31, 2009)

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2009

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5)(7)(10)	3,000,000	2,916,173	1,710,000
		(9.97%, due February 28, 2014)

GXS Worldwide Inc.	software	first lien senior secured notes(4)(5)(6)	9,750,122	9,511,908	9,664,808
		(9.25%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6)	14,612,723	13,584,409	13,078,387
		(3.79%, due April 24, 2014)

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)	5,990,266	5,355,489	5,750,655
		(10.75% , due February 16, 2014)

Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6)	4,746,000	3,625,047	4,366,320
		(4.04%, March 29, 2011)

Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6)	6,422,659	4,042,540	6,361,644
		(10.50%, due December 31, 2012)

First Data Corporation	business services	first lien senior secured notes(4)(5)(6)	4,974,619	3,680,444	4,284,392
		(3.04%, due September 24, 2014)

Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)	5,000,000	4,852,385	4,925,000
		(9.50%, due August 31, 2014)

X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6)	3,819,378	3,276,800	3,557,751
		(8.0%, due October 24, 2012)

Workflow Management, Inc.	printing & document	first lien senior secured notes(4)(5)(6)	6,931,137	5,338,193	6,529,131
	management	(9.5%, due November 30, 2011)

Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5)	2,000,000	1,363,221	1,637,000
		(7.03%, due October 13, 2013)

Total Investments				$252,487,964	$186,901,417

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at September 30, 2009, investments at fair value are categorized as follows: senior secured notes (77.5%), senior subordinated unsecured notes (4.8%), common stock (1.4%), and warrants to purchase equity securities (3.0%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $12,213,918; aggregate gross unrealized depreciation for federal income tax purposes is $77,693,135. Net unrealized depreciation is $65,479,217 based upon a tax cost basis of $252,380,634.
(10)	Debt investment on non-accrual status at the relevant period end.
(11)	During the quarter ended June 30, 2009, the maturity date on our investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and, as of September 30, 2009, the maturity date has not been revised as the interest reserves have not yet been pre-funded.

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

(Continued on next page)

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

(unaudited)

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Punch Software, LLC	software	senior secured notes(4)(5)	6,900,000	6,809,180	3,967,500
		(10.42%, due October 30, 2011)
		warrants to purchase Class A-1 units(7)		200,000	0

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (7.46%, due May 30, 2013)	14,500,000	14,513,622	10,875,000

AKQA, Inc.	advertising	senior secured notes(4)(6)	14,613,133	14,613,133	10,959,850
		(6.00%, due March 20, 2013)

Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,427,833	12,427,833	10,532,588
		(7.13%, due April 30, 2012)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,922,605	7,700,000
		(9.31%, due July 31, 2014)

WAICCS Las Vegas, LLC	real estate	second lien senior secured notes(4)	15,000,000	15,000,000	9,000,000
	development	(10.44%, due August 1, 2009)

Integra Telecomm, Inc.	telecommunications software	second lien senior secured notes(4)(5) (9.97%, due February 28, 2014)	3,000,000	2,903,122	1,545,000

GXS Worldwide Inc.	software	first lien senior secured notes(4)(5)(6)	7,852,765	7,752,446	6,085,893
		(8.06%, due March 31, 2013)

Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.97%, due April 24, 2014)	19,750,000	18,125,183	12,837,500

Total Investments				$282,299,228	$189,594,127

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

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$4,272,498	$7,804,799	$12,991,256	$27,187,747
Interest income - cash and cash equivalents	0	55,281	0	179,964
Other income	72,330	78,875	134,359	610,300

Total investment income from non-affiliated/non-control investments	4,344,828	7,938,955	13,125,615	27,978,011

From control investments:
Interest income - debt investments	604,114	733,728	1,866,834	2,248,915
Other income	0	125,000	0	125,000

Total investment income from control investments	604,114	858,728	1,866,834	2,373,915

Total investment income	4,948,942	8,797,683	14,992,449	30,351,926

EXPENSES
Compensation expense	225,953	222,000	677,858	666,000
Investment advisory fees	1,077,425	1,608,659	3,002,460	5,692,785
Professional fees	322,966	399,961	893,183	1,125,577
Interest expense	0	700,455	0	4,512,086
General and administrative	144,535	160,987	479,855	607,027

Total expenses	1,770,879	3,092,062	5,053,356	12,603,475

Net investment income	3,178,063	5,705,621	9,939,093	17,748,451

Net change in unrealized appreciation or depreciation on investments	22,308,201	806,271	27,118,554	(22,548,456)

Net realized losses on investments	(10,462,294)	(10,654,597)	(13,777,450)	(9,755,472)

Net increase (decrease) in net assets resulting from operations	$15,023,970	$(4,142,705)	$23,280,197	$(14,555,477)

Net increase in net assets resulting from net investment income per common share:
Basic and diluted(1)	$0.12	$0.22	$0.37	$0.75
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted(1)	$0.56	$(0.16)	$0.88	$(0.62)
Weighted average shares of common stock outstanding:
Basic and diluted(1)	26,674,521	26,191,008	26,582,410	23,648,413

(1)

In accordance with ASC 260-10, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the nine months ended September 30, 2008 was increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on May 23, 2008. See Note 4 — Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Increase (decrease) in net assets from operations:
Net investment income	$9,939,093	$22,191,163
Net realized losses on investments	(13,777,450)	(8,509,814)
Net change in unrealized appreciation (depreciation) on investments	27,118,554	(66,947,503)

Net increase (decrease) in net assets resulting from operations	23,280,197	(53,266,154)

Dividends from net investment income	(11,961,336)	(22,870,147)
Tax return of capital distributions	—	(1,898,860)

Distributions to shareholders	(11,961,336)	(24,769,007)

Capital share transactions:
Issuance of common stock (net of offering costs of $1,629,542)	—	20,934,434
Reinvestment of dividends	1,119,038	3,097,974

Net increase in net assets from capital share transactions	1,119,038	24,032,408

Total increase (decrease) in net assets	12,437,899	(54,002,753)
Net assets at beginning of period	203,366,750	257,369,503

Net assets at end of period (including over distributed net investment income of $2,978,818 and $956,575, respectively)	$215,804,649	$203,366,750

Capital share activity:
Shares sold	0	4,339,226
Shares issued from reinvestment of dividends	264,015	580,603

Net increase in capital share activity	264,015	4,919,829

(1)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2009, no portion of the distributions for 2009 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$23,280,197	$(14,555,477)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(34,426,089)	(18,290,000)
Repayments of principal and reductions to investment cost value	44,097,249	59,226,289
Proceeds from the sale of investments	8,010,037	47,249,196
Increase in investments due to PIK	(80,252)	(235,000)
Net realized losses on investments	13,777,450	9,755,472
Net change in unrealized appreciation or depreciation on investments	(27,118,554)	22,548,456
Decrease in interest receivable	235,541	1,401,201
Increase in prepaid expenses and other assets	7,892	36,494
Amortization of discounts	(1,567,131)	(1,451,370)
Decrease in investment advisory fee payable	(210,027)	(514,510)
Decrease in accrued interest payable	0	(301,214)
Increase in accrued expenses	140,161	1,702,491

Net cash provided by operating activities	26,146,474	106,572,028

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	22,563,976
Offering expenses from the issuance of common stock	—	(1,629,542)
Amounts borrowed under revolving credit facility	—	10,500,000
Amounts paid back under revolving credit facility	—	(117,000,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,119,038 and $2,386,410, respectively)	(10,842,298)	(17,123,338)

Net cash used by financing activities	(10,842,298)	(102,688,904)

Net increase in cash and cash equivalents	15,304,176	3,883,124

Cash and cash equivalents, beginning of year	14,069,251	7,944,608

Cash and cash equivalents, end of period	$29,373,427	$11,827,732

NON-CASH FINANCING ACTIVITIES
Value of Shares issued in connection with dividend reinvestment plan	$1,119,038	$2,386,410

SUPPLEMENTAL DISCLOSURES
Portfolio investment sold on September 9, 2008 and not yet settled	$—	$1,260,000
Cash paid for interest	$—	$4,154,442

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) organizes nongovernmental U.S. GAAP using a topic-based model consisting of 90 individual topics. Each topic contains at least one subtopic. Subtopics contain sections, which include the actual accounting guidance. Any new authoritative U.S. GAAP will be issued under a new FASB document called an Accounting Standards Update (“ASU”). Once the new guidance becomes effective it will be referred to under the relevant ASC. ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Due to the Company’s adoption of SFAS 168 for the three month period ended September 30, 2009, hereinafter, the Company references its relevant accounting guidance based on the standards as organized under ASC.

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

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the investment portfolio, whereby little or no market data exists, substantially all of its investments are based upon “Level 3” inputs. Only approximately $4.3 million of the Company’s investments are based upon “Level 2” inputs as of September 30, 2009.

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of the Company’s syndicated loan investments has generally shown these attributes of illiquidity. Due to the market illiquidity and the lack of transactions during 2008 and through the nine months ended September 30, 2009, the Company determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-

party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10-35 and has determined that it is properly valuing the securities in its portfolio.

In addition, FASB issued ASC 825-10, “Interim Disclosures About Fair Value of Financial Instruments,” which requires additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company adopted the provisions of ASC 820-10-35 and ASC 825-10 as of the quarter ended March 31, 2009.

The Company’s Board of Directors determines the value of the Company’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing its bilateral investments and, more recently, for the Company’s syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of the Company’s portfolio securities is based upon the grade assigned to each such security under the Company’s credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on the Company’s behalf, additional third party valuations with respect to both the Company’s bilateral portfolio securities and the Company’s syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at September 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$29.4	$29.4	$0.0	$0.0
Investments, at fair value	186.9	0.0	4.3	182.6

Total	$216.3	$29.4	$4.3	$182.6

A reconciliation of the fair value of investments for the three month period ended September 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$109.6	$67.6	$177.2
Total gains (realized/unrealized) included in earnings	4.1	7.8	11.9
Purchases, sales and repayments, issuances and settlements(1)	(16.9)	14.7	(2.2)
Transfers in and/or out of Level 3	0.0	(4.3)	(4.3)

Ending balance	$96.8	$85.8	$182.6

The amount of total appreciation or depreciation for the period included in earnings attributable to the change in unrealized appreciation or depreciation relating to assets still held at the reporting date	$4.7	$7.0	$11.7

(1)	Includes amortization of discounts of approximately $0.7 million.

A reconciliation of the fair value of investments for the nine month period ended September 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$130.6	$59.0	$189.6
Total gains or losses (realized/unrealized) included in earnings	3.5	9.9	13.4
Purchases, issuances and settlements(1)	(37.3)	21.2	(16.1)
Transfers in and/or out of Level 3	0.0	(4.3)	(4.3)

Ending balance	$96.8	$85.8	$182.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3.2	$10.5	$13.7

(1)	Includes amortization of discounts of approximately $1.6 million.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

A reconciliation of the fair value of investments for the three month period ended September 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$222.2	$89.9	$312.1
Total gains or losses (realized/unrealized) included in earnings	(2.8)	(7.0)	(9.8)
Purchases, issuances and settlements(1)	(20.9)	(16.1)	(37.0)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$198.5	$66.8	$265.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5.2)	$(6.1)	$(11.3)

(1)	Includes amortization of discounts of approximately $0.4 million.

A reconciliation of the fair value of investments for the nine month period ended September 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(14.3)	(18.0)	(32.3)
Purchases, issuances and settlements(1)	(44.9)	(42.9)	(87.8)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$198.5	$66.8	$265.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(17.3)	$(15.3)	$(32.6)

(1)	Includes amortization of discounts of approximately $1.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$167.2	89.5%	$172.0	90.7%
Senior Unsecured Notes	0.0	0.0%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.3	5.5%	10.4	5.5%
Common Stock	3.0	1.6%	3.0	1.6%
Warrants	6.4	3.4%	3.2	1.7%

Total	$186.9	100.0%	$189.6	100.0%

NOTE 4. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and nine months September 30, 2009 and 2008, respectively:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share–net increase (decrease) in net assets resulting from operations	$15,023,970	$(4,142,705)	$23,280,197	$(14,555,477)
Denominator for basic and diluted income per share–weighted average shares(1)	26,674,521	26,191,008	26,582,410	23,648,413
Basic and diluted net increase (decrease) in net assets resulting from operations per common share(1)	$0.56	$(0.16)	$0.88	$(0.62)

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the Nasdaq Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by ASC 260-10 the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021 for the nine months ended September 30, 2008. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20, 2008 ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners.

Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, is President and Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of TICC Management, does not take part in the management or participate in the operations of TICC Management; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TICC Management to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc. BDC Partners is also the managing member of Oxford Gate Capital Management, LLC, which in turn serves as the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal, along with certain investment and administrative personnel of TICC Management, are invested.

The Company has also entered into the Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates conflicts of interest that the Board of Directors must monitor.

For the quarters ended September 30, 2009 and 2008, TICC incurred investment advisory fees of approximately $1.1 million and $1.6 million, respectively; for the nine months ended September 30, 2009 and 2008, TICC incurred investment advisory fees of approximately $3.0 million and $5.7 million, respectively, of which $1.1 million and $1.6 million remained payable to TICC Management at the end of each respective nine month period. Pursuant to the terms of its Administration Agreement with BDC Partners, for the quarters ended September 30, 2009 and 2008, TICC incurred approximately $226,000 and $222,000, respectively, in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2009 and 2008, TICC incurred approximately $678,000 and $666,000, respectively, in such expenses, of which $300,000 and $326,000 remained payable at the end of each respective nine month period. TICC also incurred approximately $19,700 and $19,000 for reimbursement of facility costs for the three months ended September 30, 2009 and 2008, respectively; for the nine months ended September 30, 2009 and 2008, TICC incurred approximately $59,400 and $57,400, respectively, in such expenses, of which amounts $0 and $6,400 remained payable at the end of each respective nine month period.

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

On September 30, 2009, the Company paid a dividend of $0.15 per share. For tax purposes, the Company expects that dividends for the fiscal year ended December 31, 2009 will be funded primarily from net investment income. However, for the three months ended September 30, 2009, for financial reporting purposes, the Company had net investment income of approximately $0.12 per share, compared to distributions to stockholders of $0.15 per share during the period; for the nine months ended September 30, 2009, the Company had net investment income of approximately $0.37 per share, compared to aggregate distributions to stockholders of approximately $0.45 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2009, no portion of the Company’s distributions would have been characterized as a tax return of capital to the Company’s stockholders; this calculation of tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2009 was $8.07, and at December 31, 2008 was $7.68. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2009, the Company received approximately $69,100 in PIK interest and for the nine months ended September 30, 2009, the Company recorded PIK interest of approximately $80,300. For the three months ended September 30, 2008, the Company did not record PIK interest. For the nine months ended September 30, 2008, the Company recorded PIK interest of $235,000.

In addition, the Company recorded original issue discount (“OID”) income of approximately $713,700 and $1.6 million for the three and nine months ended September 30, 2009, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock. The Company had OID income of approximately $447,300 and $1.5 million for the three and nine months ended September 30, 2008, respectively.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2009 and 2008, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ending September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended September 30, 2009 (unaudited)	Three Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2009 (unaudited)	Nine Months Ended September 30, 2008 (unaudited)
Per Share Data
Net asset value at beginning of period	$7.66	$9.75	$7.68	$11.94

Net investment income(1)	0.12	0.22	0.37	0.75
Net realized and unrealized capital gains (losses)(2)	0.45	(0.37)	0.50	(1.35)

Total from investment operations	0.57	(0.15)	0.87	(0.60)

Total distributions(3)	(0.15)	(0.20)	(0.45)	(0.86)

Effect of shares issued, net of offering expenses	(0.01)	(0.02)	(0.03)	(1.10)

Net asset value at end of period	$8.07	$9.38	$8.07	$9.38

Per share market value at beginning of period	$4.41	$5.46	$3.80	$9.23
Per share market value at end of period	$5.04	$5.14	$5.04	$5.14
Total return(4)	17.69%	(2.20)%	44.47%	(36.04)%
Shares outstanding at end of period	26,747,561	26,296,293	26,747,561	26,296,293

Ratios/Supplemental Data
Net assets at end of period (000’s)	$215,805	$246,625	$215,805	$246,625
Average net assets (000’s)	$205,091	$257,905	$202,688	$252,625
Ratio of expenses to average net assets(5)	3.45%	4.80%	3.32%	6.65%
Ratio of expenses, excluding interest expense, to average net assets(5)	3.45%	3.97%	3.32%	4.62%
Ratio of net investment income to average net assets(5)	6.20%	8.85%	6.54%	9.37%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains (losses) include rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2009, distributions for 2009 would not have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

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

NOTE 11. CASH AND CASH EQUIVALENTS

At September 30, 2009 and December 31, 2008, respectively, cash and cash equivalents consisted of:

	September 30, 2009	December 31, 2008
Eurodollar Time Deposit (due 10/1/09)	$29,373,427	$0

Total Cash Equivalents	29,373,427	0
Cash	0	14,069,251

Cash and Cash Equivalents	$29,373,427	$14,069,251

As of December 31, 2008 and throughout most of the nine months ending September 30, 2009, the Company elected to maintain most of its available cash in a non-interest bearing demand deposit in order to obtain the benefit of the Federal Deposit Insurance Corporation’s unlimited guarantee on such deposits.

NOTE 12. COMMITMENTS

As of September 30, 2009, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. REVOLVING CREDIT AGREEMENT

During the nine months ending September 30, 2009, the Company did not have a revolving credit facility agreement. However, during 2008, the Company had a credit facility (the “Credit Facility”) with the Royal Bank of Canada (“RBC”), as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, the Company had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the Credit Facility.

NOTE 14. SUBSEQUENT EVENTS

As of November 9, 2009, the following subsequent event has occurred that requires disclosure under ASC 855-10:

On October 29, 2009, the Board of Directors declared a distribution of $0.15 per share for the fourth quarter, payable on December 31, 2009 to shareholders of record as of December 10, 2009.

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

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”), its non-managing member. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of September 30, 2009, our debt investments had stated interest rates of between 3.04% and 14.46% (excluding GenuTec Business Solutions, Inc., which carried a zero interest rate through November 1, 2009 and Punch Software, LLC, which carries a zero interest rate through October 30, 2012) and maturity dates of between 4 and 61 months. During the quarter ended June 30, 2009, the maturity date on our investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, the investment was placed on non-accrual status and the maturity date has not been revised as the interest reserves have not yet been pre-funded. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.42%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all other investments on non-accrual status.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. There was approximately $69,100 of income attributable to PIK during the quarter ended September 30, 2009.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees generally would be non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

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

During the quarter ended September 30, 2009, we received a total of $23.2 million of proceeds from principal repayments on debt investments and we recognized approximately $4.2 million from the sale of portfolio investments.

During the quarter ended September 30, 2009, we recorded net realized losses of approximately $10.5 million due largely to losses associated with the repayment of our debt investment in Falcon Communications, Inc. of approximately $9.5 million, a cost adjustment related to the restructuring of our debt investment in Punch Software, LLC of approximately $0.6 million and the partial sale of our debt investment in Palm Inc. of approximately $0.4 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2009, we had net unrealized gains of approximately $22.3 million, comprised of $14.3 million in unrealized appreciation, $2.8 million in unrealized depreciation and approximately $10.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	2.2
Palm, Inc.	1.9
Segovia, Inc.	1.7
Workflow Management, Inc.	1.2
American Integration Technologies, LLC	1.0
Cavtel Holdings, LLC	1.0
Hyland Software, Inc.	0.9
Power Tools, Inc.	0.7
AKQA, Inc.	0.7
GXS Worldwide Inc.	0.6
Fusionstorm, Inc.	0.6
Punch Software LLC	0.6
First Data Corporation	0.5
Stratus Technologies, Inc.	0.4
Netquote, Inc.	0.4
Box Services, LLC	(2.5)
Net all other	0.9

Total	$22.3

For the quarter ended September 30, 2008, we had net realized capital losses on investments of approximately $10.6 million. During this period, we realized a capital loss of approximately $8.3 million associated with the write-off of our debt and equity investment in Pulvermedia, Inc. as well as the realized loss of approximately $1.8 million due to the sale of a portion of the principal balance of our debt investment in AKQA, Inc. Additionally, we had realized losses associated with the sale of several investments for approximately $0.5 million.

During the quarter ended September 30, 2008, we had net unrealized gains of approximately $806,000 comprised of $4.0 million in unrealized appreciation, $15.3 million in unrealized depreciation and approximately $12.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2008 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Pulvermedia, Inc.	$8.9
Whittmanhart, Inc.	3.4
The Endurance International Group, Inc.	1.7
3001, Inc.	0.5
AKQA, Inc.	(0.5)
Box Services, LLC	(0.5)
Power Tools, Inc.	(0.5)
SCS Holdings II, Inc.	(0.7)
NetQuote, Inc.	(1.0)
Questia Media, Inc.	(1.0)
Palm, Inc.	(1.1)
WAICCS Las Vegas, LLC	(2.2)
The CAPS Group	(5.0)
Net all other	(1.2)

Total	$0.8

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

The federal government responded to this financial crisis in unprecedented ways in an effort to infuse liquidity back into the capital markets, including injecting capital into distressed institutions, curtailing the ability of investors to short certain securities, purchasing certain illiquid assets and lowering interest rates to record lows. Nevertheless, we believe that the U.S. economy will continue to remain in a period of recession or slow growth through 2010. As a result of the continuing credit crisis, the spread between the yields realized on risk-free and higher risk securities has increased, resulting in illiquidity in parts of the capital markets. Notwithstanding recent gains across both the equity and debt markets, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or materially impair the availability of credit to us on commercially reasonable terms. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Our financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) organizes nongovernmental U.S. GAAP using a topic-based model consisting of 90 individual topics. Each topic contains at least one subtopic. Subtopics contain sections, which include the actual accounting guidance. Any new authoritative U.S. GAAP will be issued under a new FASB document called an Accounting Standards Update (“ASU”). Once the new guidance becomes effective it will be referred to under the relevant ASC. ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Due to our adoption of SFAS 168 for the three month period ended September 30, 2009, hereinafter, we reference our relevant accounting guidance based on the standards as organized under ASC.

INVESTMENT VALUATION

The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically fair value each individual investment on a quarterly basis.

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

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To determine the enterprise value of a portfolio company, we analyze the historical and projected financial results, as well as the nature and value of any collateral. We also use industry valuation benchmarks and public market comparables. We also consider other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. We generally require portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Enterprise value represents a significant element in the fair value determination process. Typically, our debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that we may take into account in valuing our investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

We adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our investments are based upon “Level 3” inputs. Only approximately $4.3 million of our investments are based upon “Level 2” inputs as of September 30, 2009.

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity. Due to the market illiquidity and the lack of transactions during 2008 and through the nine months ended September 30, 2009, we determined that the current agent bank non-binding indicative bids for the substantial majority of our syndicated investments were unreliable and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, we have engaged third-party valuation firms to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

In addition, FASB issued ASC 825, “Interim Disclosures About Fair Value of Financial Instruments,” which requires additional disclosures related to inputs and valuation techniques for interim and annual periods. We adopted the provisions of ASC 820-10 and ASC 825 as of the quarter ended March 31, 2009.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing our bilateral investments and, more recently, for our syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at September 30, 2009, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$29.4	$29.4	$0.0	$0.0
Investments, at fair value	186.9	0.0	4.3	182.6

Total	$216.3	$29.4	$4.3	$182.6

A reconciliation of the fair value of investments for the three month period ended September 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$109.6	$67.6	$177.2
Total gains or losses (realized/unrealized) included in earnings	4.1	7.8	11.9
Purchases, issuances and settlements(1)	(16.9)	14.7	(2.2)
Transfers in and/or out of Level 3	0.0	(4.3)	(4.3)

Ending balance	$96.8	$85.8	$182.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$4.7	$7.0	$11.7

(1)	Includes amortization of discounts of approximately $0.7 million.

A reconciliation of the fair value of investments for the nine month period ended September 30, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$130.6	$59.0	$189.6
Total gains or losses (realized/unrealized) included in earnings	3.5	9.9	13.4
Purchases, issuances and settlements(1)	(37.3)	21.2	(16.1)
Transfers in and/or out of Level 3	0.0	(4.3)	(4.3)

Ending balance	$96.8	$85.8	$182.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$3.2	$10.5	$13.7

(1)	Includes amortization of discounts of approximately $1.6 million.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

A reconciliation of the fair value of investments for the three month period ended September 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$222.2	$89.9	$312.1
Total gains or losses (realized/unrealized) included in earnings	(2.8)	(7.0)	(9.8)
Purchases, issuances and settlements(1)	(20.9)	(16.1)	(37.0)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$198.5	$66.8	$265.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(5.2)	$(6.1)	$(11.3)

(1)	Includes amortization of discounts of approximately $0.4 million.

A reconciliation of the fair value of investments for the nine month period ended September 30, 2008, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(14.3)	(18.0)	(32.3)
Purchases, issuances and settlements(1)	(44.9)	(42.9)	(87.8)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$198.5	$66.8	$265.3

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(17.3)	$(15.3)	$(32.6)

(1)	Includes amortization of discounts of approximately $1.4 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$167.2	89.5%	$172.0	90.7%
Senior Unsecured Notes	0.0	0.0%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.3	5.5%	10.4	5.5%
Common Stock	3.0	1.6%	3.0	1.6%
Warrants	6.4	3.4%	3.2	1.7%

Total	$186.9	100.0%	$189.6	100.0%

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $186.9 million and $189.6 million as of September 30, 2009 and December 31, 2008, respectively. The decrease in investments during the nine month period was due primarily to debt repayments and sales of securities totaling approximately $53.6 million, and respective net realized losses of approximately $13.8 million. This decrease was partially offset by new portfolio investments of approximately $35.9 million and net unrealized appreciation of approximately $27.1 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2009, we received proceeds of approximately $23.2 million resulting primarily from repayments and recurring amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2008, we had repayments and amortization payments of approximately $90.5 million. The repayments on our debt investments during the quarter ended September 30, 2009, largely consisted of repayment of our original investment in senior secured notes issued by Segovia, Inc. of approximately $19.5 million as well our receipt of proceeds of approximately $1.0 million as repayment of our original investment in senior secured notes issued by Falcon Communications, Inc. Also, during the quarter ended September 30, 2009, we recognized proceeds of approximately $4.2 million from the partial sale of our investment in AKQA, Inc. For the year ended December 31, 2008, we recognized proceeds of approximately $50.2 million from the sales of securities.

As of September 30, 2009, we had investments in debt securities of, or loans to, 27 portfolio companies, with a fair value of approximately $177.5 million, and equity investments in 8 portfolio companies, with a fair value of approximately $9.4 million. As of December 31, 2008, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $183.4 million, and equity investments in 11 portfolio companies, with a fair value of approximately $6.2 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	September 30, 2009	December 31, 2008
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$189.6	$385.4
Portfolio Investments Acquired	35.9	18.3
Debt Repayments	(45.6)	(90.5)
Sales of Securities	(8.0)	(50.2)
Payment in Kind	0.1	0.2
Original Issue Discount	1.6	1.8
Net Unrealized Appreciation (Depreciation)	27.1	(66.9)
Net Realized (Losses) Gains	(13.8)	(8.5)

Ending Investment Portfolio	$186.9	$189.6

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended September 30, 2009 and the year ended December 31, 2008:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2009	$24.5	$23.2	$4.2
June 30, 2009	11.4	18.9	3.8
March 31, 2009	0.0	3.5	0.0

Total	$35.9	$45.6	$8.0

December 31, 2008	$0.0	$31.3	$1.7
September 30, 2008	0.0	21.3	16.1
June 30, 2008	1.0	20.4	30.5
March 31, 2008	17.3	17.5	1.9

Total	$18.3	$90.5	$50.2

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$167.2	89.5%	$172.0	90.7%
Senior Unsecured Notes	0.0	0.0%	1.0	0.5%
Senior Subordinated Unsecured Notes	10.3	5.5%	10.4	5.5%
Common Stock	3.0	1.6%	3.0	1.6%
Warrants	6.4	3.4%	3.2	1.7%

Total	$186.9	100.0%	$189.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$42.0	22.5%	$36.9	19.5%
IT value-added reseller	22.6	12.1%	21.7	11.4%
Web-based services	21.3	11.4%	21.8	11.5%
Consumer electronics	13.1	7.0%	12.8	6.7%
Enterprise software	11.3	6.0%	7.7	4.1%
Digital media	10.8	5.8%	7.9	4.2%
Advertising	8.7	4.7%	11.0	5.8%
Telecommunications services	8.1	4.3%	1.5	0.8%
Printing and document management	6.5	3.5%	0.0	0.0%
Satellite communications	6.0	3.2%	24.2	12.8%
Retail food	5.7	3.0%	0.0	0.0%
Digital imaging	5.4	2.9%	11.9	6.3%
Shipping and transportation	4.9	2.6%	0.0	0.0%
Computer hardware	4.4	2.4%	0.0	0.0%
Business services	4.3	2.3%	0.0	0.0%
Semiconductor capital equipment	4.2	2.2%	6.3	3.3%
IT consulting	3.5	1.9%	4.7	2.5%
Real estate	2.1	1.1%	9.0	4.7%
Interactive voice messaging service	2.0	1.1%	2.0	1.0%
Virtual workforce services	0.0	0.0%	10.2	5.4%

	$186.9	100.0%	$189.6	100.0%

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

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2009 and December 31, 2008, our portfolio had a weighted average grade of 2.6 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2009 and December 31, 2008, our debt investment portfolio was graded as follows:

		September 30, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$27.7	10.8%	$27.0	15.2%
2	Full repayment of principal and interest is expected	52.3	20.4%	47.6	26.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected	99.6	38.7%	87.5	49.3%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	3.0	1.2%	1.7	1.0%
5	A loss of some portion of principal is expected	74.4	28.9%	13.7	7.7%

		$257.0	100.0%	$177.5	100.0%

		December 31, 2008
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$55.5	19.9%	$52.4	28.6%
2	Full repayment of principal and interest is expected	54.9	19.7%	47.6	25.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected	103.8	37.2%	68.8	37.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	64.8	23.2%	14.6	8.0%

		$279.0	100.0%	$183.4	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

As of the quarter ended September 30, 2009, we downgraded our investment held in senior secured notes issued by Box Services, LLC from a grade 3 to a grade 5 as a result of continued deterioration of Box Services, LLC’s financial profile during the quarter. Our investment in Box Services, LLC remains on accrual status because it has remitted its interest payment due to us as of October 30, 2009.

Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2009 to the three months ended September 30, 2008.

Investment Income

Investment income for the three months ended September 30, 2009 was approximately $4.9 million compared to approximately $8.8 million for the three months ended September 30, 2008. This decrease resulted from lower interest income due to the decrease of the size of our debt investment portfolio over the past year, as well as a lower return. The principal value on our debt investment portfolio decreased from $310.1 million to $257.0 million. The total principal value of income-producing investments for the three months ended September 30, 2009 and 2008 was approximately $189.5 million and $296.1 million, respectively.

For the quarter ended September 30, 2009, investment income consisted of approximately $4.1 million in cash interest from portfolio investments, approximately $714,000 in amortization of original issue discount and approximately $69,000 in PIK interest from one investment.

For the quarter ended September 30, 2008, investment income consisted of approximately $8.1 million in cash interest from portfolio investments, approximately $448,000 in amortization of original issue discount and approximately $55,000 in cash interest from cash and cash equivalents.

As of September 30, 2009, our debt investments had stated interest rates of between 3.04% and 14.46% (excluding GenuTec Business Solutions, Inc., which carried a zero interest rate through November 1, 2009 and Punch Software, LLC, which carries a zero interest rate through October 30, 2012) and maturity dates of between 4 and 61 months. During the quarter ended June 30, 2009, the maturity date on our investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and the maturity date has not been revised as the interest reserves have not yet been pre-funded. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.42%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status.

As of September 30, 2008, our debt investments had stated interest rates of between 7.02% and 15.48% (excluding GenuTec Business Solutions, Inc.) and maturity dates of between 4 and 73 months. In addition, as of September 30, 2008, our total portfolio had a weighted average yield of approximately 10.4%.

For the quarter ended September 30, 2009, other income of approximately $72,000 was recorded, consisting primarily of amendment fees earned in connection with existing portfolio investments, compared to other income of approximately $204,000 for the same period in 2008, which also consisted primarily of non-recurring amendment fees earned in connection with existing portfolio investments, as well as PIK income associated with an amendment fee on our investment in Group 329, LLC, senior secured term B notes.

Operating Expenses

Operating expenses for the quarter ended September 30, 2009 were approximately $1.8 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses decreased approximately $1.3 million from the quarter ended September 30, 2008, attributable primarily to a decrease of approximately $0.7 million in interest expense as well as lower investment advisory fees of approximately $0.5 million. Operating expenses for the quarter ended September 30, 2008 were approximately $3.1 million.

The investment advisory fee for the third quarter of 2009 was approximately $1.1 million, representing only the base fee for the period. The investment advisory fee in the comparable period in 2008 was approximately $1.6 million, which included incentive fees of approximately $51,000. The decrease of approximately $0.5 million is due to a decrease in average gross assets and a decrease in pre-incentive fee net investment income. At each of September 30, 2009 and December 31, 2008, respectively, approximately $1.1 million and $1.3 million of investment advisory fees remained payable to TICC Management.

Interest expense was not incurred during the quarter ended September 30, 2009. During the same quarter in the prior year, however, interest expense was approximately $0.7 million as a result of the average level of borrowings outstanding under our credit facility during that period. At September 30, 2009 and December 31, 2008, respectively, there was no outstanding accrued interest expense.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $323,000 for the quarter ended September 30, 2009, compared to approximately $400,000 for the quarter ended September 30, 2008. This was the result of decreases of $34,000 in fees for valuation services, audit fees of approximately $40,000 as well as legal costs of approximately $30,000, partially offset by increased consulting costs of approximately $25,000 incurred during the quarter ended September 30, 2009.

Compensation expenses were approximately $226,000 for the quarter ended September 30, 2009, compared to approximately $222,000 for the quarter ended September 30, 2008, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer and our controller, and other administrative support personnel. At September 30, 2009 and December 31, 2008, respectively, approximately $300,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $145,000 for the three months ended September 30, 2009 compared to approximately $161,000 for the same period in 2008. This decrease was due primarily to lower listing fees as a result of the shares issued in the May 23, 2008 rights offering. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2009, we recorded net realized losses of approximately $10.5 million due largely to losses associated with the repayment of our debt investment in Falcon Communications, Inc. of approximately $9.5 million, a cost adjustment related to the restructuring of our debt investment in Punch Software, LLC of approximately $0.6 million and the partial sale of our debt investment in Palm Inc. of approximately $0.4 million. For the three months ended September 30, 2008, we recorded net realized losses of approximately $10.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2009, we had net unrealized gains of approximately $22.3 million comprised of $14.3 million in unrealized appreciation, $2.8 million in unrealized depreciation and approximately $10.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	2.2
Palm, Inc.	1.9
Segovia, Inc.	1.7
Workflow Management, Inc.	1.2
American Integration Technologies, LLC	1.0
Cavtel Holdings, LLC	1.0
Hyland Software, Inc.	0.9
Power Tools, Inc.	0.7
AKQA, Inc.	0.7
GXS Worldwide Inc.	0.6
Fusionstorm, Inc.	0.6
Punch Software LLC	0.6
First Data Corporation	0.5
Stratus Technologies, Inc.	0.4
Netquote, Inc.	0.4
Box Services, LLC	(2.5)
Net all other	0.9

Total	$22.3

During the quarter ended September 30, 2008, we had net unrealized gains of approximately $806,000 comprised of $4.0 million in unrealized appreciation, $15.3 million in unrealized depreciation and approximately $12.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2008 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Pulvermedia, Inc.	$8.9
Whittmanhart, Inc.	3.4
The Endurance International Group, Inc.	1.7
3001, Inc.	0.5
AKQA, Inc.	(0.5)
Box Services, LLC	(0.5)
Power Tools, Inc.	(0.5)
SCS Holdings II, Inc.	(0.7)
NetQuote, Inc.	(1.0)
Questia Media, Inc.	(1.0)
Palm, Inc.	(1.1)
WAICCS Las Vegas, LLC	(2.2)
The CAPS Group	(5.0)
Net all other	(1.2)

Total	$0.8

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended September 30, 2009 and 2008 was $3.2 million and $5.7 million, respectively. The decrease in net investment income was largely a result of lower interest income due to the size of our debt investment portfolio over the past year, as well as lower returns on our debt investment portfolio.

Based on a weighted-average of 26,674,521 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended September 30, 2009 was approximately $0.12 for basic and diluted, compared to approximately $0.22 per share for the same period in 2008.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $15.0 million for the quarter ended September 30, 2009, compared to a net decrease of approximately $4.1 million for the comparable period in 2008. This increase was attributable directly to greater net unrealized appreciation on investments, partially offset by lower net investment income.

Based on a weighted-average of 26,674,521 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended September 30, 2009 was approximately $0.56 for basic and diluted, compared to a net decrease in net assets resulting from operations of approximately $0.16 per share for the same period in 2008.

Please see “—Portfolio Grading” above for more information.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Investment Income

Investment income for the nine months ended September 30, 2009 was approximately $15.0 million compared to approximately $30.4 million for the nine months ended September 30, 2008. This decrease resulted primarily from a lower return on our debt investment portfolio as well as the decrease of the size of our debt investment portfolio over the past year, as our debt investment portfolio decreased in principal value from $310.1 million to $257.0 million. The total principal value of income producing investments for the nine months ended September 30, 2009 and 2008 was approximately $189.5 million and $296.1 million, respectively.

For the nine months ended September 30, 2009 interest income consisted of approximately $13.2 million in cash interest from portfolio investments, approximately $1.6 million in amortization of original issue discount and approximately $80,300 in PIK interest income from one investment.

For the nine months ended September 30, 2008, interest income consisted of approximately $28.0 million in cash interest from portfolio investments, approximately $1.4 million in amortization of original issue discount and approximately $180,000 in cash interest from cash and cash equivalents.

As of September 30, 2009, our debt investments had stated interest rates of between 3.04% and 14.46% (excluding GenuTec Business Solutions, Inc., which carried a zero interest rate through November 1, 2009 and Punch Software, LLC, which carries a zero interest rate through October 30, 2012) and maturity dates of between 4 and 61 months. During the quarter ended June 30, 2009, the maturity date on our investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and the maturity date has not been revised as the interest reserves have not yet been pre-funded. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.42%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status.

As of September 30, 2008, our debt investments had stated interest rates of between 7.02% and 15.48% (excluding GenuTec Business Solutions, Inc.) and maturity dates of between 4 and 73 months. In addition, as of September 30, 2008, our total portfolio had a weighted average yield of approximately 10.4%, including GenuTec Business Solutions, Inc. and all investments on non-accrual status.

For the nine months ended September 30, 2009, other income of approximately $134,000 was recorded, consisting primarily of non-recurring amendment fees earned in conjunction with existing portfolio investments, compared to other income of approximately $735,000 for the same period in 2008, which also consisted primarily of non-recurring amendment fees earned in connection with existing portfolio investments, as well as PIK income associated with an amendment fee on our investment in Group 329, LLC, senior secured term B notes.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were approximately $5.1 million compared to approximately $12.6 million for the nine months ended September 30, 2008. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. The decrease of approximately $7.5 million from the same period in 2008 was attributable to a decrease of approximately $4.5 million in interest expense, lower investment advisory fees of approximately $2.7 million and a decrease of approximately $360,000 in professional fees and general and administrative expenses.

The investment advisory fee for the nine months ended September 30, 2009 was approximately $3.0 million, representing the base fee for the period as provided for in the Investment Advisory Agreement as well as income incentive fees earned of approximately $47,000. The investment advisory fee in the comparable period in 2008 was approximately $5.7 million which consisted of the base fee for the period as well as incentive fees of approximately $464,000. The decrease of approximately $2.7 million is due to a decrease in average gross assets and the decrease in pre-incentive fee net investment income. At each of September 30, 2009 and December 31, 2008, respectively, approximately $1.1 million and $1.3 million of investment advisory fees remained payable to TICC Management.

Interest expense was not incurred during the nine months ended September 30, 2009. During the same period in the prior year, however, interest expense was approximately $4.5 million as a result of the average level of borrowings outstanding under our credit facility during that period. At September 30, 2009 and December 31, 2008, respectively, there was no outstanding accrued interest expense.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $893,200 for the nine months ended September 30, 2009, compared to approximately $1.1 million for the comparable period in 2008. This was primarily the result of decreases in fees for valuation services of approximately $176,000 as well as legal costs of approximately $48,000 incurred during the nine months ended September 30, 2009.

Compensation expenses were approximately $678,000 for the nine months ended September 30, 2009, compared to approximately $666,000 for the comparable period in 2008, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer and our controller, and other administrative support personnel. At September 30, 2009 and December 31, 2008, respectively, approximately $300,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $480,000 for the nine months ended September 30, 2009 compared to approximately $607,000 for the same period in 2008. This decrease was due primarily to lower printing costs and decreased miscellaneous expenses as a result of proxy solicitation and rights offering costs incurred during 2008. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2009, we had a net realized loss on investments of approximately $13.8 million, which is primarily comprised of the loss associated with the realization of our debt investment in Falcon Communications, Inc. of approximately $9.5 million, the partial sale of our debt investment in AKQA, Inc. of approximately $1.4 million, as well as approximately $2.5 million resulting from the repayment of notes held in, and sale of warrants issued by, Punch Software, LLC. New notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date. For the nine months ended September 30, 2008, we recorded net realized losses of approximately $9.8 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2009, we had net unrealized gains of approximately $27.1 million comprised of $31.8 million in unrealized appreciation, $18.4 million in unrealized depreciation and approximately $13.7 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Falcon Communications, Inc.	$9.5
Palm, Inc.	4.8
Segovia, Inc.	3.8
Punch Software LLC	3.1
AKQA, Inc.	2.9
Questia Media, Inc.	2.9
Cavtel Holdings, LLC	2.3
Hyland Software, Inc.	2.0
GXS Worldwide Inc.	1.8
Netquote, Inc.	1.7
Power Tools, Inc.	1.4
Fusionstorm, Inc.	1.2
Workflow Management, Inc.	1.2
SCS Holdings II, Inc.	1.0
Stratus Technologies, Inc.	0.7
First Data Corporation	0.6
Algorithmic Implementations, Inc.	(0.5)
The CAPS Group	(1.4)
American Integration Technologies, LLC	(2.1)
Box Services, LLC	(4.7)
WAICCS Las Vegas, LLC	(6.9)
Net all other	1.8

Total	$27.1

During the nine months ended September 30, 2008, we had net unrealized losses of approximately $22.5 million comprised of $11.7 million in unrealized appreciation, $47.0 million in unrealized depreciation and approximately $12.8 million relating to the reversal of prior period unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the three months ended September 30, 2008 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Pulvermedia, LLC	$10.6
Algorithmic Implementations, Inc.	1.5
The Endurance International Group, Inc.	1.7
Power Tools, Inc.	(0.5)
GenuTec Business Soluitions, Inc.	(0.6)
Punch Software, LLC	(0.7)
Integra Telecomm, Inc.	(0.8)
Fusionstorm, Inc.	(0.8)
Aviel Services, Inc.	(0.9)
Hyland Software, Inc.	(0.9)
Questia Media, Inc.	(1.0)
Netquote, Inc.	(1.0)
Box Services, LLC	(1.3)
SCS Holdings II, Inc.	(1.4)
American Integration Technologies, LLC	(2.1)
AKQA, Inc.	(2.9)
WAICCS Las Vegas, LLC	(3.4)
Palm, Inc.	(5.2)
The CAPS Group	(12.2)
Net all other	(0.6)

Total	$(22.5)

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2009 and 2008 was $9.9 million and $17.7 million, respectively. The decrease in net investment income was largely a result of lower interest income due to the size of our debt investment portfolio over the past year, as well as lower returns on our debt investment portfolio.

Based on a weighted-average of 26,582,410 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the nine months ended September 30, 2009 was approximately $0.37 for basic and diluted, compared to approximately $0.75 per share for the same period in 2008.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $23.3 million for the nine months ended September 30, 2009, compared to a net decrease of approximately $14.6 million for the comparable period in 2008. This net increase in net assets was attributable directly to greater net unrealized appreciation on investments, partially offset by lower investment income.

Based on a weighted-average of 26,582,410 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the nine months ended September 30, 2009 was approximately $0.88 for basic and diluted, compared to a net decrease in net assets of approximately $0.62 per share for the same period in 2008.

Please see “—Portfolio Grading” above for more information.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2009, cash and cash equivalents increased from approximately $14.1 million at the beginning of the period to approximately $29.4 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $26.1 million, largely reflecting principal repayments of approximately $44.1 million, and net investment income. During the period, net cash used in financing activities was approximately $10.8 million, reflecting the distribution of dividends.

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

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $3.0 million for investment advisory services and $480,000 for administrative services for the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

For the nine months ended September 30, 2009, we did not have a revolving credit facility agreement. However, during 2008, we had a credit facility (the “Credit Facility”) with the Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. We amended the Credit Facility during the year ended December 31, 2008, whereby the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and, effective December 30, 2008, we had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the Credit Facility.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	$0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	September 10, 2009	September 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	September 16, 2008	September 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	September 8, 2007	September 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	September 9, 2006	September 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	September 10, 2005	September 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	September 10, 2004	September 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$5.92	(5)

(1)

Through September 30, 2009, we paid a dividend of $0.45 per share. For tax purposes, we expect that dividends for the fiscal year ended December 31, 2009 will be funded primarily from undistributed net investment income. However, for the nine months ended September 30, 2009, for financial reporting purposes, we had net investment income of approximately $0.37 per share, compared to aggregate distributions to stockholders of $0.45 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2009, there would have been no tax return of capital to our stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

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

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•

BDC Partners is also the managing member of Oxford Gate Capital Management, LLC, which in turn serves as the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Both we and GLIF have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or GLIF and a prospective portfolio company. Our general policy is to allocate bilateral U.S.-based opportunities to us and bilateral non-U.S. opportunities to GLIF; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to GLIF.

Either we or GLIF may also purchase syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) of issuers in which the other fund holds no position, or has held a position (and has made no further investment) for a period greater than 30 calendar days and the purchases are not made directly from the other fund or the issuer of the acquired syndicated loans. In instances where both we and GLIF desire to either purchase or sell the same position at the same time, such purchases or sales will generally be allocated on a pro rata basis between us and GLIF based on order size as determined by each fund’s investment adviser in good faith.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the Nasdaq Stock Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

RECENT DEVELOPMENTS

On October 29, 2009, the Board of Directors declared a distribution of $0.15 per share for the fourth quarter, payable on December 31, 2009 to shareholders of record as of December 10, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2009, one debt investment in our portfolio was at a fixed rate, and the remaining twenty-six debt investments were at variable rates, representing approximately $14.4 million and $242.6 million in principal debt, respectively. At September 30, 2009, $178.2 million of our variable rate investments were income producing. The variable rates are based upon LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying rate, and no other change in our portfolio as of September 30, 2009. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase approximately $1.8 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 21 months and the U.S. economy has entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current economic recession could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current recession, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current economic recession could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. During 2008 and through the first nine months of 2009, we experienced significant losses on our portfolio investments, which was in part attributable to worsening economic conditions in the industries in which those portfolio companies operate.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our and our stockholders’ best interests, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our Board of Directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,747,561 shares are issued and outstanding as of September 30, 2009. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

To the extent we employ leverage in the future, a portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. As of September 30, 2009, we did not have any borrowings outstanding and we did not have a credit facility established.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser. BDC Partners is also the managing member of Oxford Gate Capital Management, LLC, which in turn serves as the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member, and Royce & Associates is a non-managing member, of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Both we and GLIF have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or GLIF and a prospective portfolio company. Our general policy is to allocate bilateral U.S.-based opportunities to us and bilateral non-U.S. opportunities to GLIF; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to GLIF.

Either we or GLIF may also purchase syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) of issuers in which the other fund holds no position, or has held a position (and has made no further investment) for a period greater than 30 calendar days and the purchases are not made directly from the other fund or the issuer of the acquired syndicated loans. In instances where both we and GLIF desire to either purchase or sell the same position at the same time, such purchases or sales will generally be allocated on a pro rata basis between us and GLIF based on order size as determined by each fund’s investment adviser in good faith.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the Nasdaq Stock Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current economic environment and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2008, and has remained below our net asset value per share through the first nine months of 2009. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2009, we issued a total of 264,015 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.1 million.

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

TICC CAPITAL CORP.

Date: November 9, 2009	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Date: November 9, 2009	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy
Chief Financial Officer (Principal Accounting Officer)