Form 10-K
period 2009-12-31
TICC Capital Corp.
filed 2010-03-15
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2009, based on the closing price on that date of $4.41 on the NASDAQ Global Select Market, was $114,615,066.43. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,813,216 shares of the Registrant’s common stock outstanding as of March 11, 2010.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2009

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

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of technology-related companies. Our primary focus is on seeking current income by investing in non-public debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments. We may also invest in publicly traded debt and/or equity securities. As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

We currently concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. Historically, our investments have typically ranged from $5 million to $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We focus on companies that create products or provide services requiring technology and on companies that compete in industries characterized by such products or services, including companies in the following businesses: software, Internet, IT services, media, telecommunications, semiconductors, hardware and technology-enabled services.

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

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President

and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive Chairman, is the President of Royce & Associates. Under our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory Agreement.”

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

Our headquarters are located at 8 Sound Shore Drive, Suite 255 Greenwich, Connecticut and our telephone number is (203) 983-5275.

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

For the reasons outlined above, we believe that many viable technology-related companies have either not been able, or have elected not, to obtain financing from traditional lending institutions. We believe that these factors are likely to continue. Currently we are seeing dramatic dislocations across the global credit markets. Many companies that would have had ready access to debt capital at very low rates of interest are now struggling to borrow money at much higher rates. As a result, we believe that we may have the opportunity to provide debt capital to both technology-related and select non-technology-related companies representing strong credits on very favorable terms. Additionally, we may have the opportunity to provide that capital to larger, better capitalized and more profitable companies than we would have been able to lend to in the past. Certain of those companies, which would have more typically relied on a commercial bank or a syndicate of lenders for debt capital, now find those markets to be largely inaccessible. We believe the reasons for that closure relate more to the state of the overall credit markets than to the quality of certain individual credits. As such, we view the current market environment as potentially favorable for debt investors with our mandate. However, in view of the current economic environment, we cannot assure you whether we will be able to obtain additional debt or equity capital on terms that are acceptable to us. If we are unable to obtain such additional financing, our ability to benefit from the current dislocations within the global credit markets may be limited.

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

•

Jonathan H. Cohen, our Chief Executive Officer, has more than 19 years of experience in technology-related equity research and investment. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Salomon Smith Barney. Mr. Cohen was also the owner and a principal of JHC Capital Management, LLC, a registered investment adviser that served as the sub-adviser to the Royce Technology Value Fund, a technology-focused mutual fund.

•

Saul B. Rosenthal, our President and Chief Operating Officer, has 11 years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group. He was a Vice-President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

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

Portfolio Grading

We have developed a credit grading system to monitor the quality of our debt investment portfolio. We use an investment rating scale of 1 to 5. The following table provides a description of the conditions associated with each debt investment. Equity securities are not graded.

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

The following is a representative list of the industries in which we have invested:

• Software	• Enterprise software
• IT value-added reseller	• IT consulting
• Web-based services	• Healthcare
• Printing & document management	• Securitization
• Digital imaging	• Grocery
• Semiconductor capital equipment	• Telecommunication services
• Digital media	• Interactive voice messaging
• Consumer electronics	• Telecommunication software
• Advertising	• Retail food products
• Real estate development	• Computer hardware
• Business services	• Shipping & transportation

During the fourth quarter of 2009, we invested approximately $7.3 million in the junior capital of four different collateralized loan obligation (“CLO”) vehicles. Due to the dramatic events in the credit markets over the past two years, we have identified what we believe are compelling investment opportunities in the CLO sector. The investments included three subordinated debt and one residual value investment in CLO tranches bought in the secondary market at substantial discounts to their par values, which may provide an attractive risk-adjusted return. We believe that this asset class continues to present investment opportunities for attractive risk-adjusted returns and we continue to review other CLO tranches. At December 31, 2009, this asset class represented approximately 3.6% of our total portfolio on a fair value basis.

At December 31, 2009, our portfolio was invested approximately 92% in senior secured notes and bonds, 3% in CLO subordinated secured notes, 1% in senior subordinated unsecured notes, 1% in CLO preference shares and 3% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2009

Our ten largest portfolio company investments at December 31, 2009, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2009
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
NetQuote, Inc.	Web-based services	$21.0	$20.8	10.4%
Algorithmic Implementations, Inc.	Software	19.6	20.0	10.0%
Questia Media Inc.	Digital media	14.4	13.8	6.9%
Palm Inc.	Consumer electronics	13.6	12.5	6.2%
SCS Holdings II, Inc.	IT value-added reseller	14.5	11.9	5.9%
Hyland Software, Inc.	Enterprise software	10.9	10.5	5.2%
American Integration Technologies, LLC	Semiconductor capital equipment	20.9	8.4	4.2%
AKQA, Inc.	Advertising	8.5	8.1	4.1%
Power Tools, Inc.	Software	10.2	8.0	4.0%
GXS Worldwide, Inc.	Software	7.9	7.9	3.9%

Total		$141.5	$121.9	60.8%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments:

NetQuote, Inc.

NetQuote Inc. (“Netquote”) operates a web-based business through which local insurance agents and national insurance companies acquire leads on consumers seeking to purchase competitively-priced insurance policies.

Our original investment in NetQuote, which closed in September 2005, consisted of $15.0 million in senior secured notes. During 2008, we made an additional investment of $10.5 million in senior secured notes issued by NetQuote. As a result of regular amortization payments, approximately $21.0 million remains outstanding as of December 31, 2009.

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)

Algorithmic Implementations, Inc. (“Ai Squared”) has been providing assistive technology for more than 15 years to computer users with low vision. The Company’s flagship product is ZoomText, a screen magnification and reading software application for the visually impaired.

Our investment in Ai Squared, which closed in September 2006, consisted of $22.0 million in senior secured notes and common stock. TICC and an individual investor each acquired 50% of the outstanding equity of Ai Squared in connection with our investment in the company.

Questia Media, Inc.

Questia Media, Inc. (“Questia”) provides one of the largest online libraries of reference books and textbooks.

Our original investment in Questia, which closed in January 2004, consisted of approximately $10.4 million in senior secured notes with a provision for payment-in-kind interest. During 2005 through 2007, we made additional investments in senior secured notes issued by Questia totaling approximately $2.7 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information.

Palm, Inc.

Palm, Inc. (“Palm”) is a provider of mobile computing solutions that enable consumers and professionals to communicate with each other and to access and share information through a single, converged device.

In November 2007, we acquired $20.0 million in first lien senior secured notes issued by Palm. During 2009, we sold approximately $5.0 million of our investment.

SCS Holdings II, Inc.

SCS Holdings, II, Inc. (“Sirius Computer Solutions”) is a value added IT reseller that provides solutions for storage, servers and software with a focus on IBM products.

In December 2006, we acquired $14.5 million in second lien senior secured notes issued by Sirius Computer Solutions. There is no regular amortization payment for these notes which are due in full in 2013.

Hyland Software, Inc.

Hyland Software, Inc. (“Hyland”) operates in the mid-tier segment of the Enterprise Content Management (“ECM”) software market. Hyland’s fully integrated ECM software suite is used to capture, route, manage, share and archive high volumes of corporate information critical to business operations, audits and customer services.

Our original investment in Hyland, which closed on August 9, 2007, consisted of $8.0 million in second lien senior secured notes. During 2008, we made an additional investment of $3.0 million in second lien senior secured notes.

American Integration Technologies, LLC

American Integration Technologies, LLC (“AIT”) is a semiconductor capital equipment contract manufacturer. AIT specializes in precision sheet metal fabrication, tubular frame welding, integration of components and assembly of complex equipment, primarily used for the semiconductor industry.

Our investment in AIT, which closed in May 2006, consisted of $12.0 million in senior secured notes. During April 2007, we invested an additional $15.0 million in senior secured notes issued by AIT. Also in 2007, AIT paid down approximately $3.0 million on the senior secured notes.

AKQA, Inc.

AKQA, Inc. (“AKQA”) is a digital interactive advertising company that delivers marketing solutions to blue chip clients. AKQA focuses on creating and delivering marketing solutions in digital media such as the Internet, mobile products, digital outdoor signage, gaming consoles and kiosks.

In March 2007, we acquired $25.0 million in senior secured notes issued by AKQA. During 2008 and 2009, we sold approximately $15.0 million of the senior secured notes issued by AKQA.

Power Tools, Inc. (d/b/a “Axceler”)

Power Tools, Inc. (“Power Tools”) provides software for content and data integration, workflow and automated administration for IBM Lotus Notes and Domino.

In May 2006, we acquired $12.0 million in senior secured notes issued by Power Tools and, also at the time of closing, we acquired $350,000 in warrants to purchase common stock issued by Power Tools.

GXS Worldwide, Inc.

GXS Worldwide, Inc. (“GXS”) is a business-to-business service provider whose product solutions enable customers to exchange trade related information electronically. GXS’s customers include small and medium businesses as well as large enterprise companies.

In December 2009, we acquired $8.0 million in high yield senior secured notes issued by GXS.

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

Management Fee

We pay TICC Management a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to TICC Management and any incentive fees earned by TICC Management are ultimately borne by our common stockholders.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2008 calendar year was 8.45% and the annual hurdle rate for the 2009 calendar year was 6.55%. The current hurdle rate for the 2010 calendar year, calculated as of December 31, 2009, is 7.69%. Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•

no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 1.9225% for the 2010 calendar year).

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate in any calendar quarter (currently 1.9225% for the 2010 calendar year) is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2009, pre-incentive fee net investment income of $3,557,664 exceeded the hurdle of $3,533,801 (based upon net assets of $215,804,649 at September 30, 2009 and the quarterly hurdle rate of 1.6375%). The incentive fee rate of 20% resulted in an incentive of $4,773 for the quarter.

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

Quarterly Hurdle rate(1) = 1.9225%

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

Quarterly Hurdle rate(1) = 1.9225%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate

= 20% x (3.3% – 1.9225%)

= 20% x 1.3775%

= 0.2755%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.2755%

(1)	Represents 7.69% annualized hurdle rate for 2010 calendar year.
(2)	Represents 2% annualized management fee.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2011) would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” in the hands of stockholders taxed as individuals eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the distributions-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

When we invest in debt securities, we may acquire warrants or other equity securities as well. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We are currently in a period of capital markets disruption and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for almost two years, and the U.S. economy may still be in a period of recession. Disruptions in the capital markets have increased the spreads between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current adverse economic conditions could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current adverse economic conditions, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets are likely to increase, and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current adverse economic conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. During 2008 and 2009, we experienced significant losses on our portfolio investments, which was in part attributable to the current adverse economic conditions in the industries in which those portfolio companies operate. For example, during the year ended December 31, 2009, we experienced significant losses on several of our portfolio investments including a realized loss on Falcon Communications, Inc and unrealized depreciation on WAICCS Las Vegas, LLC and Box Services, LLC.

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

Our portfolio is currently, and may continue to be, unlevered.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,813,216 shares are issued and outstanding as of December 31, 2009. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

Currently, we do not have a credit facility in place and do not have any other outstanding borrowings. However, to the extent we employ leverage in the future, a portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest.

Currently, only two of our debt investments are at a fixed rate, while the others are at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser. BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Both we and GLIF have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or GLIF and a prospective portfolio company. Our general policy is to allocate bilateral U.S.-based opportunities to us and bilateral non-U.S.-based opportunities to GLIF; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to GLIF.

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

Notwithstanding the foregoing policy with respect to the allocation of investment opportunities, any opportunity to invest a sum of less than or equal to $500,000 (an amount generally considered below our or GLIF’s minimum investment threshold) will be allocated to Oxford Gate Capital, LLC.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business. In particular, legislative initiatives relating to climate change, healthcare reform and similar public policy matters may impact the portfolio companies in which we invest to the extent they operate in industries that may be subject to such changes.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Regulation as a Business Development Company.”

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

•	these companies may be more susceptible to the current adverse economic conditions than other better capitalized companies that operate in less capital intensive industries.

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

Our investments in collateralized loan obligation vehicles may be riskier and less transparent than direct investments in portfolio companies.

From time to time we have and may invest in debt and residual value interests of collateralized loan obligation, or “CLO,” vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the underlying companies. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of debt holders in such CLOs senior to us.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009, and has remained below our net asset value per share through the first two months of 2010. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

Item 4.	Reserved

Intentionally left blank

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

	NAV(a)	Price Range
		High	Low
Fiscal 2009
Fourth quarter	$8.36	$6.21	$4.83
Third quarter	8.07	5.51	4.27
Second quarter	7.66	4.67	3.30
First quarter	7.46	4.50	2.70
Fiscal 2008
Fourth quarter	$7.68	$5.10	$2.21
Third quarter	9.38	6.32	4.05
Second quarter	9.75	8.75	4.89
First quarter	10.81	11.78	6.95

(a)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 11, 2010 was $6.90 per share. As of March 11, 2010, we had 155 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2008:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
March 4, 2010	March 24, 2010	March 31, 2010	$0.15

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	$0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			$0.60

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	$0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			$1.06

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

During the year ended December 31, 2009, our distributions were made from undistributed net investment income. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2009, we issued a total of 329,670 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1.5 million.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, for the period from December 31, 2004 through December 31, 2009. The graph assumes that, on December 31, 2004, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Total Investment Income	$20,507,792	$37,305,635	$43,841,813	$35,947,227	$21,800,537
Total Expenses	$7,015,808	$15,114,472	$16,648,194	$10,546,409	$7,415,415
Net Investment Income	$13,491,984	$22,191,163	$27,193,619	$25,400,818	$14,385,122
Net Increase (Decrease) in Net Assets Resulting from Operations	$35,182,458	$(53,266,154)	$(11,648,832)	$26,331,172	$16,304,137
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)(1)	$0.51	$0.91	$1.30	$1.28	$1.05
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Basic and Diluted)(1)	$1.32	$(2.19)	$(0.56)	$1.32	$1.19
Distributions Declared per Share	$0.60	$1.06	$1.44	$1.38	$1.01
Balance Sheet Data:
Total Assets	$225,340,291	$204,962,887	$396,390,153	$334,819,746	$270,107,818
Total Net Assets	$224,091,995	$203,366,750	$257,369,503	$271,335,345	$265,905,476
Other Data:
Number of Portfolio Companies at Period End	35	23	33	28	19
Purchases of Loan Originations	$65,700,000	$18,300,000	$188,000,000	$191,000,000	$159,500,000
Loan Repayments	$65,600,000	$90,500,000	$87,300,000	$76,600,000	$29,500,000
Proceeds from Loan Sales	$14,000,000	$50,200,000	$4,500,000	$4,300,000	$6,100,000
Total Return(2)	81.15%	(50.23)%	(36.26)%	17.02%	7.47%
Weighted Average Yield on Debt Investments at Period End(3)	9.0%	8.9%	11.3%	12.8%	10.9%

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

(2)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment at prices obtained under our dividend reinvestment plan.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	the current adverse economic conditions could impair our customers’ ability to repay our loans and increase our non-performing assets,

•

the current adverse economic conditions could disproportionately impact the technology-related industry in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of December 31, 2009, our debt investments had stated interest rates of between 3.00% and 13.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014 and Punch Software, LLC, which carries a zero interest rate through October 31, 2012) and maturity dates of between 1 and 150 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.0%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2009, we recognized approximately $162,000 of interest income attributable to PIK associated with our investments in Cavtel Holdings, LLC and Allen Systems Group, Inc., compared to PIK interest of approximately $235,000 for the year ended December 31, 2008.

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

During the year ended December 31, 2009, we closed approximately $68.9 million in portfolio investments, including additional investments of approximately $10.1 million in existing portfolio companies and approximately $58.8 million of investments in new portfolio companies. During the year ended December 31, 2009 we recognized a total of $68.9 million from principal repayments on debt investments, and we recognized approximately $14.0 million from the sale of portfolio investments. We realized net losses on investments during the year ended December 31, 2009 in the amount of approximately $10.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2009, we had net unrealized gains of approximately $32.2 million, comprised of $43.9 million in gross unrealized appreciation, $22.5 million in gross unrealized depreciation and approximately $10.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2009 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	5.9
Palm, Inc.	4.1
AKQA, Inc.	3.3
Punch Software LLC	3.1
Power Tools, Inc.	2.9
Hyland Software, Inc.	2.7
Cavtel Holdings, LLC	2.2
American Integration Technologies, LLC	2.1
Integra Telecom, Inc.	2.1
Netquote, Inc.	2.0
GXS Worldwide Inc.	1.7
TrueYou.com Inc.	1.3
Workflow Management, Inc.	1.0
SCS Holdings II, Inc.	1.0
Prodigy Health Group	0.8
Fusionstorm, Inc.	0.7
Stratus Technologies, Inc.	0.7
First Data Corporation	0.7
Algorithmic Implementations, Inc.	(0.7)
The CAPS Group	(1.4)
Segovia, Inc.	(1.6)
Box Services, LLC	(5.9)
WAICCS Las Vegas, LLC	(7.5)
Other	1.5

Total	$32.2

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

During 2009 the syndicated corporate loans market experienced both unprecedented price declines and unprecedented volatility. While prices remain depressed across most sectors and ratings categories, we witnessed a strong upward move during the second half of 2009, which has now continued into 2010. Despite continued discounts from par values, and largely as a result of the recent increase in loan prices combined with broadly worrisome macroeconomic fundamentals, our view is that certain larger-issuer broadly syndicated corporate loans do not adequately reflect the spreads necessary to compensate investors for the risks involved. As such, we continue to focus more heavily on middle-market issues, where we believe greater opportunity currently resides. We have and continue to track a large number of loans, and note that the overall health of the middle-market sector seems to have improved meaningfully over the past year. We have recently made a number of selective purchases and continue to favor those lower-leveraged companies which stand to benefit from long-tailed revenue streams attached to lower-risk counterparties. We believe that, especially in the case of less-liquid middle-market loans, supply and demand issues will likely continue to outweigh issuer operating fundamentals creating opportunities to acquire certain middle-market loans at attractive prices. In view of the more permanent nature of our asset base (relative to many other investors active in the syndicated corporate loan market), and given our strong current cash position, we regard that as a potentially beneficial dynamic.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $200.3 million and $189.6 million at December 31, 2009 and December 31, 2008, respectively. The increase in investments during the year ended December 31, 2009 was due to new portfolio investments of approximately $68.9 million and net unrealized appreciation of approximately $32.2 million. The ability to add new portfolio investments was made possible by debt repayments and sales of securities totaling approximately $82.9 million. Our gross originations and advances totaled approximately $18.3 million during the year ended December 31, 2008.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2009 and December 31, 2008, we had $68.9 million and $90.5 million, respectively, of loan repayments. Portfolio activity also reflects sales of securities in the amounts of $14.0 million and $50.2 million for 2009 and 2008, respectively. During 2009, the repayments on our debt investments largely consisted of repayment of our original investment in senior secured notes issued by Segovia, Inc. of approximately $19.5 million, repayment of our notes issued by Arise Virtual Solutions, Inc. of approximately $10.5 million as well as our receipt of proceeds of approximately $7.0 million as partial repayment of our investment in notes issued by Fusionstorm, Inc. Additionally, during the year ended December 31, 2009, we recognized proceeds of approximately $3.6 million from the partial sale of our investment in AKQA, Inc., approximately $4.2 million from the partial sale of our investment in Palm, Inc., approximately $9.7 million from the redemption of notes previously held in GXS Worldwide, Inc. due to their merger (partially offset by our subsequent $8.0 million investment in newly issued senior secured notes of the same company) and approximately $6.0 million from the sale of our equity in Segovia, Inc.

For the year ended December 31, 2009, we had a net realized loss on investments of approximately $10.5 million, which is primarily comprised of the loss associated with the realization of our debt investment in Falcon Communications, Inc. of approximately $9.5 million, the loss on the partial sale of our debt investment in AKQA, Inc. of approximately $1.4 million, the write off of preferred stock of TrueYou.com Inc. of approximately $1.3 million, as well as a loss of approximately $2.5 million resulting from the restructuring of notes held in, and the sale of warrants issued by, Punch Software, LLC (new notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date). These realized losses were partially offset by the realized gain associated with sale of warrants issued by Segovia, Inc. of approximately $5.4 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2009, we had net unrealized gains of approximately $32.2 million, comprised of $43.9 million in gross unrealized appreciation, $22.5 million in gross unrealized depreciation and approximately $10.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2009 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	5.9
Palm, Inc.	4.1
AKQA, Inc.	3.3
Punch Software LLC	3.1
Power Tools, Inc.	2.9
Hyland Software, Inc.	2.7
Cavtel Holdings, LLC	2.2
American Integration Technologies, LLC	2.1
Integra Telecom, Inc.	2.1
Netquote, Inc.	2.0
GXS Worldwide Inc.	1.7
TrueYou.com Inc.	1.3
Workflow Management, Inc.	1.0
SCS Holdings II, Inc.	1.0
Prodigy Health Group	0.8
Fusionstorm, Inc.	0.7
Stratus Technologies, Inc.	0.7
First Data Corporation	0.7
Algorithmic Implementations, Inc.	(0.7)
The CAPS Group	(1.4)
Segovia, Inc.	(1.6)
Box Services, LLC	(5.9)
WAICCS Las Vegas, LLC	(7.5)
Other	1.5

Total	$32.2

At December 31, 2008, we had investments in debt securities of, or loans to, 20 portfolio companies, with a fair value totaling approximately $183.4 million, and equity investments of approximately $6.2 million. The debt investments include approximately $0.5 million in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2009 and 2008 follows:

	December 31, 2009	December 31, 2008
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$189.6	$385.4
Portfolio Investments Acquired	68.9	18.3
Debt repayments	(68.9)	(90.5)
Sales of securities	(14.0)	(50.2)
Payment in Kind	0.2	0.2
Original Issue Discount	2.8	1.8
Net Unrealized (Depreciation) Appreciation	32.2	(66.9)
Net Realized (Losses) Gains	(10.5)	(8.5)

Ending Investment Portfolio	$200.3	$189.6

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2009 and 2008:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2009	$33.0	$23.3	$6.0
September 30, 2009	24.5	23.2	4.2
June 30, 2009	11.4	18.9	3.8
March 31, 2009	0.0	3.5	0.0

Total	$68.9	$68.9	$14.0

December 31, 2008	$0.0	$31.3	$1.7
September 30, 2008	0.0	21.3	16.1
June 30, 2008	1.0	20.4	30.5
March 31, 2008	17.3	17.5	1.9

Total	$18.3	$90.5	$50.2

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2009 and 2008:

	2009		2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$184.6	92.1%	$172.0	90.7%
Senior Unsecured Notes	0.0	0.0%	1.0	0.5%
CLO Subordinated Secured Notes	4.9	2.5%	0.0	0.0%
Senior Subordinated Unsecured Notes	2.7	1.4%	10.4	5.5%
CLO Preference Shares	2.2	1.1%	0.0	0.0%
Common Stock	5.4	2.7%	3.0	1.6%
Warrants	0.5	0.2%	3.2	1.7%

Total	$200.3	100.0%	$189.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$44.8	22.4%	$36.9	19.5%
Web-based services	20.8	10.4%	21.8	11.5%
IT value-added reseller	14.8	7.4%	21.7	11.4%
Digital media	13.8	6.9%	7.9	4.2%
Consumer electronics	12.5	6.2%	12.8	6.7%
Enterprise software	12.1	6.0%	7.7	4.1%
Telecommunications services	10.9	5.5%	1.5	0.8%
Semiconductor capital equipment	8.4	4.2%	6.3	3.3%
Advertising	8.2	4.1%	11.0	5.8%
Securitization vehicle	7.1	3.5%	0.0	0.0%
Printing and document management	6.3	3.1%	0.0	0.0%
Grocery	4.9	2.4%	0.0	0.0%
Shipping and transportation	4.8	2.4%	0.0	0.0%
Retail food	4.7	2.4%	0.0	0.0%
Computer hardware	4.5	2.2%	0.0	0.0%
Business services	4.4	2.2%	0.0	0.0%
Digital imaging	4.1	2.1%	11.9	6.3%
Healthcare	3.4	1.7%	0.0	0.0%
Printing and publication	3.2	1.6%	0.0	0.0%
IT consulting	3.1	1.6%	4.7	2.5%
Interactive voice messaging service	2.0	1.0%	2.0	1.0%
Real estate development	1.5	0.7%	9.0	4.7%
Satellite communications	0.0	0.0%	24.2	12.8%
Virtual workforce services	0.0	0.0%	10.2	5.4%

	$200.3	100.0%	$189.6	100.0%

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

PORTFOLIO GRADING

We have developed a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2009 and 2008 our portfolio had a weighted average grade of 2.5 and 2.3, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2009 and 2008, our debt investment portfolio was graded as follows:

		December 31, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$26.0	9.7%	$25.5	13.3%
2	Full repayment of principal and interest is expected.	94.3	35.1%	84.9	44.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	73.9	27.5%	65.7	34.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	74.3	27.7%	16.0	8.3%

		$268.5	100.0%	$192.1	100.0%

		December 31, 2008
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$55.5	19.9%	$52.4	28.6%
2	Full repayment of principal and interest is expected	54.9	19.7%	47.6	25.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	103.8	37.2%	68.8	37.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	64.8	23.2%	14.6	8.0%

		$279.0	100.0%	$183.4	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

During the quarter ending December 31, 2008, we determined that the liquidity of American Integration Technologies, LLC (“AIT”) had severely deteriorated. As a result, we downgraded our investment in AIT to a 5 rating. During the year ending December 31, 2009, business conditions improved, and the fair value of the investment was written-up to approximately $8.4 million at December 31, 2009 from approximately $6.3 million at December 31, 2008. However, business conditions did not improve sufficiently to warrant a change in the investment rating of AIT, which was maintained as a grade 5. AIT was placed on non-accrual status as of January 1, 2009.

During the first quarter of 2009 we recorded unrealized depreciation on our debt investment in The CAPS Group of approximately $1.4 million, effectively reducing the fair value of the notes to zero. This write-down was due primarily to the continued deterioration in this company’s operations and the investment rating was maintained as a grade 5 during 2009.

As of the quarter ending June 30, 2009, we downgraded our investment in WAICCS Las Vegas, LLC to a grade 5 as a result of the failure of this company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. This investment rating was maintained through December 31, 2009.

As of the quarter ended September 30, 2009, we downgraded our investment held in senior secured notes issued by Box Services, LLC from a grade 3 to a grade 5 as a result of continued deterioration of Box Services, LLC’s financial profile during the quarter. Our investment in Box Services, LLC remained on accrual status because it has continued to remit its interest payments due to us since the downgrade.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2009, 2008 and 2007.

Comparison of the years ended December 31, 2009 and December 31, 2008

Investment Income

As of December 31, 2009, our debt investments had stated interest rates of between 3.00% and 13.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014 and Punch Software, LLC, which carries a zero interest rate through October 31, 2012) and maturity dates of between 1 and 150 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.0%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, and all investments on non-accrual status, compared to 8.9% as of December 31, 2008.

Investment income for year ended December 31, 2009 was approximately $20.5 million compared to approximately $37.3 million for period ended December 31, 2008. This decrease resulted primarily from a lower return on investments and a decrease of the size of our debt investment portfolio over the past year, as the average outstanding principal value declined. The total principal value of income producing investments for the period ended December 31, 2009 and 2008 was approximately $204.0 million and $242.1 million, respectively. For the year ended December 31, 2009, investment income consisted of approximately $17.2 million in cash interest from portfolio investments, approximately $2.8 million in amortization of original issue discount and approximately $162,000 in PIK interest income primarily from our investments in Cavtel Holdings, LLC and Allen Systems Group, Inc.

For the year ended December 31, 2009, other income of approximately $129,000 was recorded, compared to other income of approximately $831,000, in 2008. Other income consists primarily of non-recurring amendment fees earned in conjunction with existing portfolio investments. The decline in other income during 2009 compared with 2008 was due primarily to fewer closed deals and fewer amendments associated with our investment portfolio.

Operating Expenses

Operating expenses for the year ended December 31, 2009, were approximately $7.0 million. This amount consisted primarily of investment advisory fees, professional fees, compensation expenses, directors’ fees and general and administrative expenses. This was a decrease of approximately $8.1 million from the period ended December 31, 2008, which was primarily attributable to a decrease in interest expense of approximately $4.8 million related to our de-levering activity during 2008 and a decrease in investment advisory fees of approximately $2.9 million resulting from the decrease in gross assets during the year ended December 31, 2009. Our operating expenses for the period ended December 31, 2008 were approximately $15.1 million.

The investment advisory fee for fiscal 2009 was approximately $4.1 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment income incentive fee of approximately $52,000. The investment advisory fee in 2008 was approximately $7.0 million, which consisted of the base fee as well as an income incentive fee of approximately $485,000.

Compensation expenses were approximately $971,000 for the year ended December 31, 2009, compared to approximately $906,000 for the period ending December 31, 2008, reflecting primarily the allocation of compensation expenses for the services of our Chief Financial Officer, Chief Compliance Officer, Controller, and other administrative support personnel. At December 31, 2009 and 2008, respectively, no compensation expenses remained payable to BDC Partners.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.3 million for the year ended December 31, 2009, compared to approximately $1.6 million for the year ended December 31, 2008. This was primarily the result of decreases in fees for valuation services of approximately $249,000 and legal costs of approximately $73,000, incurred during the twelve months ended December 31, 2009.

No interest expense was incurred during the period ended December 31, 2009. During the same period in the prior year, however, interest expense was approximately $4.8 million as a result of the average level of borrowings outstanding under our credit facility during that period. At December 31, 2009 and December 31, 2008, respectively, there was no outstanding accrued interest expense.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses, were approximately $250,000 in 2009 compared to approximately $401,000 in 2008. This decrease was due primarily to lower listing costs of approximately $43,000 and decreased miscellaneous expenses of approximately $112,000 as a result of proxy solicitation and rights offering costs incurred during 2008. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized Losses on Investments

For the year ended December 31, 2009, we had a net realized loss on investments of approximately $10.5 million, which is primarily comprised of the loss on our debt investment in Falcon Communications, Inc. of approximately $9.5 million, the loss on the partial sale of our debt investment in AKQA, Inc. of approximately $1.4 million, the write off of preferred stock of TrueYou.com Inc. of approximately $1.3 million, as well as a loss of approximately $2.5 million resulting from the restructuring of notes held in, and the sale of warrants issued by, Punch Software, LLC (new notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date). These losses were partially offset by the realized gain associated with sale of warrants issued by Segovia, Inc. of approximately $5.4 million. For the year ended December 31, 2008, we had net realized losses on our investments of approximately $8.5 million.

Unrealized Appreciation (Depreciation) on Investments

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2009, we had net unrealized gains of approximately $32.2 million, comprised of $43.9 million in gross unrealized appreciation, $22.5 million in gross unrealized depreciation and approximately $10.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2009 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	5.9
Palm, Inc.	4.1
AKQA, Inc.	3.3
Punch Software LLC	3.1
Power Tools, Inc.	2.9
Hyland Software, Inc.	2.7
Cavtel Holdings, LLC	2.2
American Integration Technologies, LLC	2.1
Integra Telecom, Inc.	2.1
Netquote, Inc.	2.0
GXS Worldwide Inc.	1.7
TrueYou.com Inc.	1.3
Workflow Management, Inc.	1.0
SCS Holdings II, Inc.	1.0
Prodigy Health Group	0.8
Fusionstorm, Inc.	0.7
Stratus Technologies, Inc.	0.7
First Data Corporation	0.7
Algorithmic Implementations, Inc.	(0.7)
The CAPS Group	(1.4)
Segovia, Inc.	(1.6)
Box Services, LLC	(5.9)
WAICCS Las Vegas, LLC	(7.5)
Other	1.5

Total	$32.2

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2008, we had net unrealized losses of approximately $66.9 million, comprised of $13.5 million in gross unrealized appreciation, $93.2 million in gross unrealized depreciation and approximately $12.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2008 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Pulvermedia, LLC	$10.6
GenuTec Business Solutions, Inc.	(0.7)
Aviel Services, Inc.	(0.9)
GXS Worldwide Inc.	(1.2)
Fusionstorm, Inc.	(1.4)
Algorithmic Implementations, Inc.	(1.7)
Integra Telecom, Inc.	(1.7)
Box Services, LLC	(1.9)
Netquote, Inc.	(2.1)
SCS Holdings II, Inc.	(2.8)
Punch Software, LLC	(2.9)
Power Tools, Inc.	(3.0)
Hyland Software, Inc.	(3.1)
AKQA, Inc.	(3.6)
Palm, Inc.	(4.3)
WAICCS Las Vegas, LLC	(5.7)
Questia Media, Inc.	(6.2)
American Integration Technologies, LLC	(14.7)
The CAPS Group	(18.9)
Other	(0.7)

Total	$(66.9)

See “—Portfolio Grading” above for more information.

Net Increase in Net Assets from Operations

We had a net increase in net assets resulting from operations of approximately $35.2 million for the year ended December 31, 2009, compared to a net decrease in net assets of approximately $53.3 million in 2008. Based on a weighted-average of 26,624,217 shares outstanding (basic and diluted), our net increase in net assets from operations per common share for the year ended December 31, 2009, was approximately $1.32 for basic and diluted earnings, compared to a decrease of $2.19 per share in 2008.

Comparison of the years ended December 31, 2008 and December 31, 2007

Investment Income

As of December 31, 2008, our debt investments had stated interest rates between 3.97% and 14.46% (excluding GenuTec which carries a zero interest rate) and maturity dates of between 1 and 70 months. In addition, as of December 31, 2008, our total portfolio had a weighted average yield, which includes GenuTec and all investments on non-accrual status, on debt investments of approximately 8.9% compared to 11.3% as of December 31, 2007.

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

Interest expense for the year ended December 31, 2008, was approximately $4.8 million, compared to approximately $6.6 million for the year ended December 31, 2007. This decrease of approximately $1.8 million was attributable to delivering activities associated with the repayment of our credit facility throughout the year ended December 31, 2008.

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

Unrealized Appreciation (Depreciation) on Investments

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2008, we had net unrealized losses of approximately $66.9 million, comprised of $13.5 million in gross unrealized appreciation, $93.2 million in gross unrealized depreciation and approximately $12.8 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2008 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Pulvermedia, LLC	$10.6
GenuTec Business Solutions, Inc.	(0.7)
Aviel Services, Inc.	(0.9)
GXS Worldwide Inc.	(1.2)
Fusionstorm, Inc.	(1.4)
Algorithmic Implementations, Inc.	(1.7)
Integra Telecom, Inc.	(1.7)
Box Services, LLC	(1.9)
Netquote, Inc.	(2.1)
SCS Holdings II, Inc.	(2.8)
Punch Software, LLC	(2.9)
Power Tools, Inc.	(3.0)
Hyland Software, Inc.	(3.1)
AKQA, Inc.	(3.6)
Palm, Inc.	(4.3)
WAICCS Las Vegas, LLC	(5.7)
Questia Media, Inc.	(6.2)
American Integration Technologies, LLC	(14.7)
The CAPS Group	(18.9)
Other	(0.7)

Total	$(66.9)

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2007, we had net unrealized gains of approximately $26.3 million, comprised of $5.7 million in gross unrealized appreciation, $45.6 gross million in unrealized depreciation and approximately $13.6 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2007 were as follows:

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Algorithmic Implementations, Inc.	$3.0
Segovia, Inc.	1.1
Fusionstorm, Inc.	(0.5)
SCS Holdings II, Inc.	(0.8)
Palm, Inc.	(1.0)
TrueYou.com Inc.	(1.3)
GenuTec Business Solutions, Inc.	(1.4)
Power Tools, Inc.	(2.1)
The CAPS Group	(2.4)
Falcon Communications, Inc.	(9.5)
Pulvermedia, LLC	(10.6)
All other	(1.2)

Total	$(26.7)

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

During the year ended December 31, 2009, cash and cash equivalents increased from approximately $14.1 million at the beginning of the period to approximately $24.0 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $24.4 million, largely reflecting principal repayments and proceeds from the sale of investments of approximately $79.6 million and net investment income, partially offset by purchases of investments of approximately $65.7 million. During the period, net cash used in financing activities was approximately $14.5 million, reflecting the distribution of dividends.

Share Repurchase Program

On July 30, 2009, the Board of Directors authorized a share repurchase program which provides for the purchase of up to $10 million worth of shares to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $4.1 million for investment advisory services and $617,000 for administrative services for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

For the year ended December 31, 2009, we did not have a revolving credit facility agreement. However, during 2008, we had a credit facility (the “Credit Facility”) with the Royal Bank of Canada (“RBC”) as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. We amended the Credit Facility during the year ended December 31, 2008, whereby the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and, effective December 30, 2008, we had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the Credit Facility.

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

During the year ended December 31, 2009 we did not have distributions in excess of our earnings. For tax purposes, distributions for 2009 were funded from current net investment income. A written statement identifying the source of the dividend accompanied our fourth quarter dividend payment to our shareholders and was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
March 4, 2010	March 24, 2010	March 31, 2010	$0.15

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$6.07	(5)

(1)	Distributions for the fiscal year ended December 31, 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.

(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•

BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Both we and GLIF have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or GLIF and a prospective portfolio company. Our general policy is to allocate bilateral U.S.-based opportunities to us and bilateral non-U.S.-based opportunities to GLIF; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to GLIF.

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

Notwithstanding the foregoing policy with respect to the allocation of investment opportunities, any opportunity to invest a sum of less than or equal to $500,000 (an amount generally considered below our or GLIF’s minimum investment threshold) will be allocated to Oxford Gate Capital, LLC.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

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

Our financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) organizes nongovernmental U.S. GAAP using a topic-based model consisting of 90 individual topics. Each topic contains at least one subtopic. Subtopics contain sections, which include the actual accounting guidance. Any new authoritative U.S. GAAP will be issued under a new FASB document called an Accounting Standards Update (“ASU”). Once the new guidance becomes effective it will be referred to under the relevant ASC. ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Due to our adoption of SFAS 168 for the three month period ended September 30, 2009, hereinafter, we reference our relevant accounting guidance based on the standards as organized under ASC.

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

We adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our investments are based upon “Level 3” inputs. Only approximately $4.4 million of our investments are based upon “Level 2” inputs as of December 31, 2009.

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

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to the market illiquidity and the lack of transactions during 2008 and 2009, we determined that the current agent bank non-binding indicative bids for the substantial majority of our syndicated investments were unreliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, we have engaged third-party valuation firms to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

In addition, FASB issued ASC 825, “Interim Disclosures About Fair Value of Financial Instruments,” which requires additional disclosures related to inputs and valuation techniques for interim and annual periods. We adopted the provisions of ASC 820-10-35 and ASC 825 as of the quarter ended March 31, 2009.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

A reconciliation of the fair value of investments for the year ended December 31, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Collateralized Loan Obligation Investments	Total
Balance at December 31, 2008	$130.6	$59.0	$0.0	$189.6
Realized losses included in earnings	(7.8)	(2.7)	0.0	(10.5)
Unrealized appreciation (depreciation) included in earnings	18.5	13.9	(0.1)	32.3
Accretion of discount	1.2	1.5	0.0	2.7
Purchases, issuances and settlements(1)	(57.7)	36.7	7.2	(13.8)
Transfers in and/or out of level 3	0.0	(4.4)	0.0	(4.4)

Balance at December 31, 2009	$84.8	$104.0	$7.1	$195.9

The change in unrealized appreciation for level 3 investments still held as of December 31, 2009 is approximately $20.3 million.

(1)	Includes amortization of discounts of approximately $2.8 million and PIK interest of approximately $162,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(49.7)	(25.7)	(75.4)
Purchases, issuances and settlements(1)	(77.4)	(43.0)	(120.4)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$130.6	$59.0	$189.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(54.3)	$(23.1)	$(77.4)

(1)	Includes amortization of discounts of approximately $1.9 million and PIK interest of approximately $235,000.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2009 and 2008:

	2009		2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$184.6	92.1%	$172.0	90.7%
Senior Unsecured Notes	0.0	0.0%	1.0	0.5%
CLO Subordinated Secured Notes	4.9	2.5%	0.0	0.0%
Senior Subordinated Unsecured Notes	2.7	1.4%	10.4	5.5%
CLO Preference Shares	2.2	1.1%	0.0	0.0%
Common Stock	5.4	2.7%	3.0	1.6%
Warrants	0.5	0.2%	3.2	1.7%

Total	$200.3	100.0%	$189.6	100.0%

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2009 we recorded PIK interest income of approximately $162,000. For the years ended December 31, 2008 and 2007, we recorded approximately $235,000 and $531,000 in PIK interest income, respectively.

In addition, we recorded original issue discount income of approximately $2,783,000, $1,881,000 and $1,629,000 for the years ended December 31, 2009, 2008 and 2007, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2009 and December 31, 2008 was approximately $260,645,369 and $282,191,897, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures related to Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosures for transfers in and out of Levels 1 and 2, reporting gross activity in Level 3 fair value measurements, and clarifications to the level of detail of existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2010-6 to have a material impact on our financial statements.

RECENT DEVELOPMENTS

On January 28, 2010, our investment in senior secured notes issued by Questia Media, Inc. was repaid at par.

We declared, on March 4, 2010, a cash dividend of $0.15 per share payable March 31, 2010 to holders of record on March 24, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2009, two debt investments in our portfolio were at a fixed rate, and the remaining thirty-one debt investments were at variable rates, representing approximately $22.4 million and $246.1 million in principal debt, respectively. At December 31, 2009, $181.7 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2009. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase by approximately $1.8 million annually. If we had instead assumed a 1% decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $1.8 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control—Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of TICC Capital Corp.:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of TICC Capital Corp. (“the Company”) at December 31, 2009 and December 31, 2008, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 68 of the 2009 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 12, 2010

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2009	December 31, 2008
ASSETS
Investments, at fair value (cost: $260,752,699 @ 12/31/09; $282,299,228 @ 12/31/08)
Non-affiliated/non-control investments (cost: $241,169,345 @ 12/31/09; $261,923,603 @ 12/31/08)	$180,226,123	$168,094,127
Control investments (cost: $19,583,354 @ 12/31/09; $20,375,625 @ 12/31/08)	20,025,000	21,500,000

Total investments at fair value	200,251,123	189,594,127

Cash and cash equivalents	23,972,885	14,069,251
Interest receivable	860,271	1,151,703
Prepaid expenses and other assets	256,012	147,806

Total assets	$225,340,291	$204,962,887

LIABILITIES
Investment advisory fee payable to affiliate	$1,119,544	$1,287,451
Accrued expenses	128,752	308,686

Total liabilities	1,248,296	1,596,137

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,813,216 and 26,483,546 issued and outstanding, respectively	268,132	264,835
Capital in excess of par value	320,175,874	318,662,914
Net unrealized depreciation on investments	(60,501,576)	(92,705,101)
Accumulated net realized losses on investments	(32,412,374)	(21,899,323)
Distributions in excess of investment income	(3,438,061)	(956,575)

Total net assets	224,091,995	203,366,750

Total liabilities and net assets	$225,340,291	$204,962,887

Net asset value per common share	$8.36	$7.68

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$13,767,127
		(11.00%, due Jan. 29, 2010)
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6)	3,125,000	3,125,000	3,125,000
		(13.58%, due December 31, 2010)
		warrants to purchase common stock(7)		0	0
NetQuote, Inc.	web-based services	senior secured notes(4)(6)	21,000,000	21,000,000	20,790,000
		(9.50%, due May 1, 2011)
GenuTec Business Solutions, Inc.	interactive voice messaging	senior secured notes(4)(5)(7)	3,476,000	2,906,779	2,000,000
	services	(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10)	5,467,804	5,406,561	0
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(7)(10)	17,485,000	17,250,655	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(6)(7)(10)	20,950,000	20,950,000	8,380,000
		(13.75%, due April 29, 2011)
Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,000,000	9,872,792	7,825,000
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	220,000
Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)	17,025,000	16,583,354	17,025,000
(d/b/a “Ai Squared”)		(9.84%, due September 11, 2013)
		common stock		3,000,000	3,000,000
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	3,550,000	3,483,268	2,680,250
		(11.74%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	250,000
Punch Software LLC	software	senior secured notes(4)(7)	2,100,000	1,595,643	1,625,400
		(0.00%, due October 31, 2012)
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)	14,500,000	14,510,534	11,890,000
		(6.25%, due May 30, 2013)
AKQA, Inc.	advertising	senior secured notes(4)(6)	8,491,848	8,491,848	8,143,682
		(4.75%, due March 20, 2013)
Box Services, LLC	digital imaging	senior secured notes(4)(6)	11,915,170	11,915,170	4,106,563
		(9.50%, due April 30, 2012)
Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,936,317	10,461,000
		(6.77%, due July 31, 2014)
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(10)(11)	15,000,000	15,000,000	1,500,000
		(9.31%, due July 31, 2009)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
Integra Telecom, Inc.	telecommunications services	common stock(7)		1,712,397	2,454,450
GXS Worldwide Inc.	software	senior secured notes(5)	8,000,000	7,865,888	7,870,000
		(9.75%, due June 15, 2015)
Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6)	14,575,446	13,609,015	12,462,006
		(3.76%, due April 24, 2014)
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6)	4,980,973	4,534,476	4,738,151
		(10.75% , due February 16, 2014)
Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6)	4,721,536	3,767,988	4,459,491
		(4.01%, due March 29, 2011)
Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6)	6,438,805	4,208,627	6,390,515
		(10.50%, due December 31, 2012)
First Data Corporation	business services	first lien senior secured notes(4)(5)(6)	4,961,929	3,725,801	4,398,899
		(3.00%, due September 24, 2014)
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6)	4,906,250	4,769,087	4,832,656
		(9.50%, due August 31, 2014)
X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6)	3,994,865	3,470,463	3,823,086
		(7.47%, due October 24, 2012)
Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6)	6,626,109	5,263,940	6,311,369
		(9.50%, due November 30, 2011)
Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5)	2,000,000	1,396,221	1,615,000
		(7.00%, due October 13, 2013)
Prodigy Health Group	healthcare	second lien senior secured notes(4)(5)	4,000,000	2,546,288	3,386,000
		(8.24%, due November 29, 2013)
Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5)	3,514,000	3,361,190	3,393,927
		(13.00%, due April 19, 2014)
ACA CLO 2006-2, Limited	securitization vehicle	CLO preference shares		2,200,000	2,200,000

Ocean Trails CLO II 2007-2a-d	securitization vehicle	CLO subordinated secured notes(4)(5)	2,838,656	1,490,894	1,447,714
		(4.78%, due June 27, 2022)
Springboard Finance (aka “Skype”)	telecommunication services	first lien senior secured notes(4)(5)	2,000,000	1,950,873	2,080,000
		(9.00%, due November 19, 2014)
Lightpoint CLO 2007-8a	securitization vehicle	CLO secured notes(4)(5)	5,000,000	2,621,122	2,575,000
		(6.78%, due July 25, 2018)
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5)	5,000,000	4,851,296	4,900,000
		(12.00%, due October 1, 2014)
Del Mar CLO I Ltd. 2006-1	securitization vehicle	CLO secured notes(4)(5)	1,876,262	903,895	891,224
		(4.28%, due July 25, 2018)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)	3,632,149	3,342,189	3,232,613
		(8.00%, due August 10, 2014)

Total Investments				$260,752,699	$200,251,123

(1)

Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which TICC may be deemed to control, TICC does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, TICC would be presumed to “control” a portfolio company if TICC owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if TICC owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)

As a percentage of net assets at December 31, 2009, investments at fair value are categorized as follows: senior secured notes (82.38%), CLO subordinated secured notes (2.2%), senior subordinated unsecured notes (1.2%), CLO preference shares (1.0%), common stock (2.4%), and warrants to purchase equity securities (0.2%).

(9)

Aggregate gross unrealized appreciation for federal income tax purposes is $7,807,742; aggregate gross unrealized depreciation for federal income tax purposes is $68,201,988. Net unrealized depreciation is $60,394,246 based upon a tax cost basis of $260,645,369.

(10)	Debt investment on non-accrual status at the relevant period end.
(11)

During the quarter ended June 30, 2009, the maturity date on TICC’s investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and, as of December 31, 2009, the maturity date has not been revised as the interest reserves have not yet been pre-funded.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2008

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Questia Media, Inc.	digital media	senior secured notes(3)	$14,358,128	$14,358,128	$7,896,970
		(11.00%, due Jan. 28, 2009)
TrueYou.com Inc.	medical services	preferred stock series E(7)		1,297,115	0
Avue Technologies Corp.	software	warrants to purchase common units(7)		13,000	25,000
Segovia, Inc.	satellite communications	senior secured notes(4)(5)(6)	21,000,000	20,942,204	20,475,000
		(9.32%, due Feb. 8, 2010)
		warrants to purchase common stock(7)		600,000	2,700,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6)	5,125,000	5,125,000	4,715,000
		(11.58%, due March 23, 2010)
		warrants to purchase common stock(7)		0	0
Falcon Communications, Inc.	satellite communications	senior unsecured notes(4)(7)(10)	10,500,000	10,500,000	1,000,000
		(10.96%, due March 31, 2011)
Arise Virtual Solutions, Inc. (f/k/a “Willow CSN Incorporated”)	virtual workforce services	senior secured notes(4)(5)	10,500,000	10,440,452	10,132,500
		(10.25%, due June 30, 2010)
		warrants to purchase
		convertible preferred stock(7)		200,000	115,000
NetQuote, Inc.	web-based services	senior secured notes(4)(6)	24,000,000	24,000,000	21,780,000
		(9.50%, due May 1, 2011)
GenuTec Business Solutions, Inc.	interactive voice	senior secured notes(4)(5)	3,480,000	2,703,391	2,000,000
	messaging services	(0.0%, due October 30, 2014)
		convertible preferred stock(7)		1,500,000	0
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(10)	5,467,804	5,400,407	1,366,951
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(10)	17,485,000	17,236,514	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)		90,000	0
American Integration Technologies, LLC.	semiconductor capital equipment	senior secured notes(4)(6) (10.75%, due October 31, 2010)	20,950,000	20,950,000	6,285,000
Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,250,000	10,080,911	5,304,375
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)		350,000	0
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)	18,500,000	17,375,625	18,500,000
		(9.84%, due September 11, 2010)
		common stock		3,000,000	3,000,000
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	12,375,000	12,034,357	10,395,000
		(14.46%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	400,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2008

Company(1)	Industry	Investment	Principal Amount	Cost	Fair Value(2)
Punch Software, LLC	software	senior secured notes(4)(5)	6,900,000	6,809,180	3,967,500
		(10.42%, due October 30, 2011)
		warrants to purchase Class A-1 units(7)		200,000	0
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (7.46%, due May 30, 2013)	14,500,000	14,513,622	10,875,000
AKQA, Inc.	advertising	senior secured notes(4)(6)	14,613,133	14,613,133	10,959,850
		(6.00%, due March 20, 2013)
Box Services, LLC	digital imaging	senior secured notes(4)(6)	12,427,833	12,427,833	10,532,588
		(7.13%, due April 30, 2012)
Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,922,605	7,700,000
		(9.31%, due July 31, 2014)
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)	15,000,000	15,000,000	9,000,000
		(10.44%, due August 1, 2009)
Integra Telecom, Inc.	telecommunications services	second lien senior secured notes(4)(5) (9.97%, due February 28, 2014)	3,000,000	2,903,122	1,545,000
GXS Worldwide Inc.	software	first lien senior secured notes(4)(5)(6)	7,852,765	7,752,446	6,085,893
		(8.06%, due March 31, 2013)
Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.97%, due April 24, 2014)	19,750,000	18,125,183	12,837,500

Total Investments				$282,299,228	$189,594,127

(1)

Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which TICC may be deemed to control, TICC does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, TICC would be presumed to “control” a portfolio company if TICC owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if TICC owned 5% or more of its voting securities.

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

(10)	Debt investment on non-accrual status at the relevant period end.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income—debt investments	$17,907,924	$33,355,098	$37,913,611
Interest income—cash and cash equivalents	—	198,445	655,859
Other income	129,265	705,918	1,956,141

Total investment income from non-affiliated/non-control investments	18,037,189	34,259,461	40,525,611

From control investments:
Interest income—debt investments	2,470,603	2,921,174	3,316,202
Other income	—	125,000	—

Total investment income from control investments	2,470,603	3,046,174	3,316,202

Total investment income	20,507,792	37,305,635	43,841,813

EXPENSES
Compensation expense	971,356	906,109	897,740
Investment advisory fees	4,122,005	7,001,236	7,461,735
Professional fees	1,305,894	1,626,028	1,010,140
Interest expense	—	4,814,408	6,618,176
Insurance	75,974	76,734	79,858
Directors’ fees	193,000	184,750	165,250
Transfer agent and custodian fees	98,012	104,572	105,785
General and administrative	249,567	400,635	309,510

Total expenses	7,015,808	15,114,472	16,648,194

Net investment income	13,491,984	22,191,163	27,193,619

Net change in unrealized appreciation or depreciation on investments	32,203,525	(66,947,503)	(26,281,461)

Net realized losses on investments	(10,513,051)	(8,509,814)	(12,560,990)

Net increase (decrease) in net assets resulting from operations	$35,182,458	$(53,266,154)	$(11,648,832)

Net increase in net assets resulting from net investment income per common share:
Basic and diluted(1)	$0.51	$0.91	$1.30
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted(1)	$1.32	$(2.19)	$(0.56)
Weighted average shares of common stock outstanding:
Basic and diluted(1)	26,624,217	24,314,512	20,977,779

(1)

In accordance with ASC 260-10, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the years ended December 31, 2008 and December 31, 2007 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Increase (decrease) in net assets from operations:
Net investment income	$13,491,984	$22,191,163	$27,193,619
Net realized losses on investments	(10,513,051)	(8,509,814)	(12,560,990)
Net change in unrealized appreciation (depreciation) on investments	32,203,525	(66,947,503)	(26,281,461)

Net increase (decrease) in net assets resulting from operations	35,182,458	(53,266,154)	(11,648,832)

Dividends from net investment income	(15,973,470)	(22,870,147)	(27,855,763)
Distributions from net realized capital gains	—	—	(1,148,636)
Tax return of capital distributions	—	(1,898,860)	(639,411)

Distributions to shareholders	(15,973,470)	(24,769,007)	(29,643,810)

Capital share transactions:
Issuance of common stock (net of offering costs of $0, $1,629,542 and $558,729, respectively)	—	20,934,434	21,578,771
Reinvestment of dividends	1,516,257	3,097,974	5,748,027

Net increase in net assets from capital share transactions	1,516,257	24,032,408	27,326,798

Total increase (decrease) in net assets	20,725,245	(54,002,753)	(13,965,842)
Net assets at beginning of period	203,366,750	257,369,503	271,335,345

Net assets at end of period (including over distributed net investment income of $3,438,061, $956,575 and $277,570, respectively)	$224,091,995	$203,366,750	$257,369,503

Capital share activity:
Shares sold	0	4,339,226	1,437,500
Shares issued from reinvestment of dividends	329,670	580,603	420,393

Net increase in capital share activity	329,670	4,919,829	1,857,893

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$35,182,458	$(53,266,154)	$(11,648,832)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(65,671,220)	(18,290,000)	(187,997,425)
Repayments of principal and reductions to investment cost value	65,639,714	90,543,884	87,613,809
Proceeds from the sale of investments	14,010,037	50,178,603	4,518,697
Increase in investments due to PIK	(162,055)	(235,000)	(531,144)
Net realized losses on investments	10,513,051	8,509,814	12,560,990
Net change in unrealized appreciation or depreciation on investments	(32,203,525)	66,947,503	26,281,461
Decrease in interest receivable	291,432	1,724,721	339,881
(Increase) decrease in prepaid expenses and other assets	(108,206)	53,566	35,697
Amortization of discounts	(2,782,998)	(1,881,183)	(1,629,275)
Increase (decrease) in investment advisory fee payable	(167,907)	(835,717)	127,651
Decrease in accrued interest payable	—	(310,312)	(148,195)
(Decrease) increase in accrued expenses	(179,934)	221,516	(78,508)

Net cash provided (used) by operating activities	24,360,847	143,361,241	(70,555,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	22,563,976	22,137,500
Offering expenses from the issuance of common stock	—	(1,629,542)	(558,729)
Amounts borrowed under revolving credit facility	—	10,500,000	156,500,000
Amounts paid back under revolving credit facility	—	(147,000,000)	(78,500,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,516,257, $3,097,975 and $5,748,027, respectively)	(14,457,213)	(21,671,032)	(26,260,482)

Net cash used (provided) by financing activities	(14,457,213)	(137,236,598)	73,318,289

Net increase in cash and cash equivalents	9,903,634	6,124,643	2,763,096
Cash and cash equivalents, beginning of year	14,069,251	7,944,608	5,181,512

Cash and cash equivalents, end of year	$23,972,885	$14,069,251	$7,944,608

NON-CASH FINANCING ACTIVITIES
Value of Shares issued in connection with dividend reinvestment plan	$1,516,257	$3,097,974	$5,748,027

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$—	$4,297,974	$6,462,054

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1. ORGANIZATION

TICC Capital Corp. (“TICC” or “the Company”) was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“ASC”) organizes nongovernmental U.S. GAAP using a topic-based model consisting of 90 individual topics. Each topic contains at least one subtopic. Subtopics contain sections, which include the actual accounting guidance. Any new authoritative U.S. GAAP will be issued under a new FASB document called an Accounting Standards Update (“ASU”). Once the new guidance becomes effective it will be referred to under the relevant ASC. ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Due to the Company’s adoption of SFAS 168 for the year ended December 31, 2009, hereinafter, the Company references its relevant accounting guidance based on the standards as organized under ASC.

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

INVESTMENT VALUATION

The most significant estimate inherent in the preparation of the Company’s financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes. The Company is required to specifically fair value each individual investment on a quarterly basis.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, substantially all of the Company’s investments are based upon “Level 3” inputs. Only approximately $4.4 million of the Company’s investments are based upon “Level 2” inputs as of December 31, 2009.

The Company’s Board of Directors determines the value of TICC’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing its bilateral investments and, more recently, for its syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

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

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which TICC derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, TICC analyzes the historical and projected financial results, as well as the nature and value of any collateral. The Company also uses industry valuation benchmarks and public market comparables. The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process. The Company generally requires portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Typically, the Company’s debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that the Company may take into account in valuing its investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a book value as of the previous quarter of greater than or equal to 2.5% of TICC’s total assets as of the previous quarter, and (ii) have a book value as of the current quarter of greater than or equal to 2.5% of TICC’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of TICC’s portfolio securities is based upon the grade assigned to each such security under TICC’s credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on the Company’s behalf, additional third party valuations with respect to both the Company’s bilateral portfolio securities and the Company’s syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which the Company holds. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to the market illiquidity and the lack of transactions during 2008 and 2009, the Company has determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated investments were unreliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10 and have determined that it is properly valuing the securities in its portfolio.

In addition, FASB issued ASC 825, “Interim Disclosures About Fair Value of Financial Instruments,” which requires additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company has adopted the provisions of ASC 820-10-35 and ASC 825 as of the quarter ended March 31, 2009.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

A reconciliation of the fair value of investments for the year ended December 31, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Collateralized Loan Obligation Investments	Total
Balance at December 31, 2008	$130.6	$59.0	$0.0	$189.6
Realized losses included in earnings	(7.8)	(2.7)	0.0	(10.5)
Unrealized appreciation (depreciation) included in earnings	18.5	13.9	(0.1)	32.3
Accretion of discount	1.2	1.5	0.0	2.7
Purchases, issuances and settlements(1)	(57.7)	36.7	7.2	(13.8)
Transfers in and/or out of level 3	0.0	(4.4)	0.0	(4.4)

Balance at December 31, 2009	$84.8	$104.0	$7.1	$195.9

The change in unrealized appreciation for level 3 investments still held as of December 31, 2009 is approximately $20.3 million.

(1)	Includes amortization of discounts of approximately $2.8 million and PIK interest of approximately $162,000.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2008, were as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments, at fair value	$189.6	$0.0	$0.0	$189.6

($ in millions)	Bilateral Investments	Other Investments	Total
Beginning balance	$257.7	$127.7	$385.4
Total losses (realized/unrealized) included in earnings	(49.7)	(25.7)	(75.4)
Purchases, issuances and settlements(1)	(77.4)	(43.0)	(120.4)
Transfers in and/or out of Level 3	0.0	0.0	0.0

Ending balance	$130.6	$59.0	$189.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(54.3)	$(23.1)	$(77.4)

(1)	Includes amortization of discounts of approximately $1.9 million and PIK interest of approximately $235,000.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2009 and 2008:

	2009		2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$184.6	92.1%	$172.0	90.7%
Senior Unsecured Notes	0.0	0.0%	1.0	0.5%
CLO Subordinated Secured Notes	4.9	2.5%	0.0	0.0%
Senior Subordinated Unsecured Notes	2.7	1.4%	10.4	5.5%
CLO Preference Shares	2.2	1.1%	0.0	0.0%
Common Stock	5.4	2.7%	3.0	1.6%
Warrants	0.5	0.2%	3.2	1.7%

Total	$200.3	100.0%	$189.6	100.0%

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain the Company’s status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. For the year ended December 31, 2009 TICC recorded PIK interest income of approximately $162,000. For the years ended December 31, 2008 and 2007, TICC recorded approximately $235,000 and $531,000 in PIK interest income, respectively.

In addition, TICC recorded original issue discount income of approximately $2,783,000, $1,881,000 and $1,629,000 for the years ended December 31, 2009, 2008 and 2007, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by TICC in connection with the issuance of warrants.

OTHER INCOME

Other income includes closing fees, or origination fees, associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

MANAGERIAL ASSISTANCE FEES

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company offers to provide managerial assistance to its portfolio companies in connection with the Company’s investments and may receive fees for its services. The Company has not received any fees for such services since inception.

FEDERAL INCOME TAXES

TICC intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, TICC is required to distribute at least 90% of its investment company taxable income, as defined by the Code.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2009 and December 31, 2008 was approximately $260,645,369 and $282,191,897, respectively.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s portfolio may be concentrated in a limited number of portfolio companies in the technology-related sector, which will subject the Company to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if the technology-related sector experiences a market downturn.

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2009 and December 31, 2008, respectively, cash and cash equivalents consisted of:

	December 31, 2009	December 31, 2008
Eurodollar Time Deposit (due 1/4/10)	$23,759,409	$—

Total Cash Equivalents	23,759,409	—
Cash	213,476	14,069,251

Cash and Cash Equivalents	$23,972,885	$14,069,251

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Numerator for basic and diluted income per share—net increase in net assets resulting from net investment income	$13,491,984	$22,191,163	$27,193,619
Numerator for basic and diluted income per share—net increase (decrease) in net assets resulting from operations	$35,182,458	$(53,266,154)	$(11,648,832)
Denominator for basic and diluted income per share -weighted average shares(1)	26,624,217	24,314,512	20,977,779
Basic and diluted net investment income per common share(1)	$0.51	$0.91	$1.30
Basic and diluted net increase (decrease) in net assets resulting from operations per common share(1)	$1.32	$(2.19)	$(0.56)

(1)

TICC issued transferable rights to stockholders of record on May 23, 2008. The rights entitled rights holders to subscribe for an aggregate of 4,339,226 shares of the Company’s common stock. Record date stockholders received one right for every outstanding share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every five rights held. The subscription price equaled 88% of the volume-weighted average of the sales price of TICC’s common stock on the NASDAQ Global Select Market on the five trading days that ended on the expiration date, which was June 13, 2008. On June 18, 2008 all 4,339,226 shares of common stock were issued. Accordingly, as required by ASC 260-10, the number of weighted average shares of common stock outstanding for basic and diluted earnings per share have been increased retroactively by a factor of 1.021 for all periods presented before June 18, 2008. This factor represents the impact of the bonus element of the rights offering on the Company’s common stock, based upon the closing price of the stock immediately prior to the rights trading separately from the stock on May 20, 2008 ($6.76 per share), and the expected proceeds from the rights offering (assuming an exercise price of 88% of the closing price).

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 5. RELATED PARTY TRANSACTIONS

TICC has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. The Base Fee is calculated at an annual rate of 2.00%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. Accordingly, the Base Fee will be payable regardless of whether the value of TICC’s gross assets have decreased during the quarter.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2009, 2008 and 2007 calendar year was 6.55%, 8.45% and 9.70%, respectively. The current hurdle rate for the 2010 calendar year, calculated as of December 31, 2009, is 7.69%.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $51,800, $485,000 and $255,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no capital gains incentive fees earned for any year in this three-year period.

In addition, in the event the Company recognizes payment-in-kind, or “PIK,” interest income in excess of its available capital, the Company may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse the Company for the portion of any incentive fees attributable to PIK loan interest income in the event of a subsequent default.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

TICC has also entered into an Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. For providing these services, facilities and personnel, TICC reimburses BDC Partners for TICC’s allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including rent.

The Company’s investment activities are managed by its investment adviser, TICC Management, pursuant to the investment advisory agreement described above. TICC Management is owned by BDC Partners, its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan Cohen, TICC’s Chief Executive Officer, and Saul Rosenthal, TICC’s President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, TICC’s non-executive chairman, is the President of Royce & Associates. For the periods ended December 31, 2009, 2008 and 2007, respectively, TICC incurred investment advisory fees of $4,122,005, $7,001,236 and $7,461,735 in accordance with the terms of the Investment Advisory Agreement, and incurred $971,356, $906,109 and $897,740 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred $76,501, $74,392 and $61,382 for facility costs allocated under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, 2008 and 2007, respectively $1,119,544, $1,287,451 and $2,123,168 of investment advisory fees remained payable to TICC Management, and no compensation expense remained payable to BDC Partners at the end of any year in the three-year period.

NOTE 6. OTHER INCOME

Other income includes primarily closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2009, 2008 and 2007, respectively, TICC earned approximately $0.1 million, $0.8 million and $1.9 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2009, 2008 and 2007, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2009, the Company had not issued any commitments to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 8. REVOLVING CREDIT AGREEMENT

During the year ending December 31, 2009, the Company did not have a revolving credit facility agreement. However, during 2008, the Company had a credit facility (the “Credit Facility”) with the Royal Bank of Canada (“RBC”), as an agent and a lender, and Branch Banking and Trust Company (“BB&T”) as an additional lender. The Company amended the Credit Facility during the year ended December 31, 2008, whereby, the total commitment of $150 million (which was a reduction from $180 million as a result of the removal of Commerzbank AG as a lender) was reduced periodically and effective December 30, 2008, the Company had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, effectively terminating the Credit Facility.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 9. SUBSEQUENT EVENTS

On January 28, 2010, the Company’s investment in senior secured notes issued by Questia Media, Inc. was repaid at par.

The Company declared, on March 4, 2010, a cash dividend of $0.15 per share payable March 31, 2010 to holders of record on March 24, 2010.

NOTE 10. FINANCIAL HIGHLIGHTS

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Per Share Data
Net asset value at beginning of period	$7.68	$11.94	$13.77	$13.77	$13.71

Net investment income(1)	0.51	0.91	1.32	1.30	1.07
Net realized and unrealized capital gains (losses)(2)	0.81	(2.94)	(1.79)	0.05	0.14

Total from investment operations	1.32	(2.03)	(0.47)	1.35	1.21

Dividends from net investment income	(0.60)	(0.98)	(1.37)	(1.28)	(1.01)
Distributions from net realized capital gains	(0.00)	(0.00)	(0.05)	(0.10)	(0.00)
Tax return of capital distributions	(0.00)	(0.08)	(0.02)	(0.00)	(0.00)

Total distributions(3)	(0.60)	(1.06)	(1.44)	(1.38)	(1.01)

Effect of shares issued, net of offering expenses	(0.04)	(1.17)	0.08	0.03	(0.14)

Net asset value at end of period	$8.36	$7.68	$11.94	$13.77	$13.77

Per share market value at beginning of period	$3.80	$9.23	$16.14	$15.10	$15.01
Per share market value at end of period	$6.05	$3.80	$9.23	$16.14	$15.10
Total return(4)	81.15%	(50.23)%	(36.26)%	17.02%	7.47%
Shares outstanding at end of period	26,813,216	26,483,546	21,563,717	19,705,824	19,304,401

Ratios/Supplemental Data
Net assets at end of period (000’s)	$224,092	$203,367	$257,370	$271,335	$265,905
Average net assets (000’s)	$206,183	$251,320	$277,994	$270,309	$184,715
Ratio of expenses to average net assets	3.40%	6.01%	5.99%	3.90%	4.00%
Ratio of expenses, excluding interest expense, to average net assets	3.40%	4.10%	3.72%	3.20%	3.72%
Ratio of net investment income to average net assets	6.54%	8.83%	9.78%	9.40%	7.80%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)

Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of realized and unrealized capital gains (losses).

(3)

For the years ending December 31, 2008 and 2007, approximately $0.08 per share and $0.02 per share of the Company’s distributions were characterized as a tax return of capital to the Company’s stockholders, respectively.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
March 4, 2010	March 24, 2010	March 31, 2010	$0.15

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2008	0.15
July 30, 2009	September 10, 2009	September 30, 2008	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			$0.60

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			$1.06

The tax character of distributions declared and paid in 2009 represented $15,973,470 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no affect on net asset value per share.

The Company has available $30,276,751 of capital losses which can be used to offset future capital gains. If these losses are not utilized, $21,899,301 will expire in 2016 and $8,377,450 will expire in 2017. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2009, the Company elected to defer capital losses of $2,135,599.

As of December 31, 2009, the components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$23,864
Distributable long-term capital gains (capital loss carry forward)	(30,276,751)
Unrealized depreciation on investments	(60,394,246)

As of December 31, 2008, the components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$—
Distributable long-term capital gains (capital loss carry forward)	(21,899,323)
Unrealized depreciation on investments	(92,597,771)

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2009
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$5,515,343	$4,948,942	$4,920,199	$5,123,308
Net Investment Income	3,552,891	3,178,063	3,242,794	3,518,236
Net Increase (Decrease) in Net Assets resulting from Operations	11,902,261	15,023,970	9,699,198	(1,442,971)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)(2)	$0.13	$0.12	$0.12	$0.13
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic and diluted(1)(2)	$0.45	$0.56	$0.36	$(0.05)

	Year Ended December 31, 2008
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$6,953,709	$8,797,683	$10,074,420	$11,479,823
Net Investment Income	4,442,712	5,705,621	5,772,174	6,270,656
Net (Decrease) Increase in Net Assets resulting from Operations	(38,710,677)	(4,142,705)	5,749,787	(16,162,559)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)(2)	$0.17	$0.22	$0.25	$0.28
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)(2)	$(1 .47)	$(0.16)	$0.25	$(0.73)

(1)

In accordance with ASC 260-10, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the quarters ending March 31, 2008 and June 30, 2008, respectively, were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to stockholders on May 23, 2008. See Note 4—Earnings Per Share for additional information about the rights offering and the calculation of the associated bonus element.

(2)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the years ending December 31, 2009 and 2008 due to rounding.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures related to Fair Value Measurements and Disclosures—(Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosures for transfers in and out of Levels 1 and 2, reporting gross activity in Level 3 fair value measurements, and clarifications to the level of detail of existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the Company’s financial statements.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 14. RISK DISCLOSURES

The U.S. capital markets have been experiencing extreme volatility and disruption for almost two years, and the Company believes that the U.S. economy may still be in a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

Many of the companies in which the Company has made or will make investments may be susceptible to the current recession, which may affect the ability of a company to repay TICC’s loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, the Company’s nonperforming assets are likely to increase, and the value of the Company’s portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of the Company’s loans and the value of its equity investments. The current adverse economic conditions could lead to financial losses in the Company’s portfolio and a decrease in its revenues, net income, and the value of the Company’s assets. For example, during 2009 the Company had experienced significant losses on several of its portfolio investments, including a realized loss on Falcon Communications, Inc and unrealized depreciation on WAICCS Las Vegas, LLC and Box Services, LLC, each of which was in part attributable to the current adverse economic conditions in the industries in which those portfolio companies operate.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though the Company may have structured its investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of the Company’s claim to that of other creditors. These events could harm the Company’s financial condition and operating results.

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

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2009.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2009 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 68 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 69 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

TICC CAPITAL CORP.

Date: March 12, 2010	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 12, 2010	/s/ CHARLES M. ROYCE
Charles M. Royce Chairman of the Board of Directors

Date: March 12, 2010	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2010	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Date: March 12, 2010	/s/ STEVEN P. NOVAK
Steven P. Novak Director

Date: March 12, 2010	/s/ G. PETER O’BRIEN
G. Peter O’Brien Director

Date: March 12, 2010	/s/ TONIA L. PANKOPF
Tonia L. Pankopf Director