Form 10-Q
period 2010-03-31
TICC Capital Corp.
filed 2010-05-07
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 6, 2010 was 26,874,923.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Investments, at fair value (cost: $246,246,520 @ 3/31/10; $260,752,699 @ 12/31/09)
Non-affiliated/non-control investments (cost: $227,152,554 @ 3/31/10; $241,169,345 @ 12/31/09)	$209,936,940	$180,226,123
Control investments (cost: $19,093,966 @ 3/31/10; $19,583,354 @ 12/31/09)	20,275,000	20,025,000

Total investments at fair value	230,211,940	200,251,123

Cash and cash equivalents	21,231,553	23,972,885
Interest receivable	1,223,606	860,271
Prepaid expenses and other assets	126,437	256,012

Total assets	$252,793,536	$225,340,291

LIABILITIES
Investment advisory fee payable to affiliate	$1,227,050	$1,119,544
Securities purchased not settled	12,862,771	—
Accrued expenses	243,206	128,752

Total liabilities	14,333,027	1,248,296

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,874,923 and 26,813,216 issued and outstanding, respectively	268,749	268,132
Capital in excess of par value	320,581,907	320,175,874
Net unrealized depreciation on investments	(16,034,580)	(60,501,576)
Accumulated net realized losses on investments	(63,540,700)	(32,412,374)
Distributions in excess of investment income	(2,814,867)	(3,438,061)

Total net assets	238,460,509	224,091,995

Total liabilities and net assets	$252,793,536	$225,340,291

Net asset value per common share	$8.87	$8.36

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)
ACA CLO 2006-2, Limited	securitization vehicle	CLO preferred equity		$2,200,000	$2,425,000
AKQA, Inc.	advertising	senior secured notes(4)(6) (4.93%, due March 20, 2013)	$8,458,066	8,458,066	8,360,798
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	16,375,000	16,093,996	16,375,000
		common stock		3,000,000	3,900,000
Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5) (13.00%, due April 19, 2014)	3,531,329	3,389,670	3,471,014
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(6)(7)(10) (13.75%, due April 29, 2011)	20,950,000	20,950,000	14,403,125
Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5) (7.04%, due October 13, 2013)	2,000,000	1,429,286	1,680,000
Canaras CLO - 2007-1A E	securitization vehicle	CLO secured notes(4)(5) (4.62%, due June 19, 2021)	3,500,000	1,750,185	1,750,000
Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6) (10.50%, due December 31, 2012)	6,389,769	4,332,321	6,380,184
Del Mar CLO I Ltd. 2006-1	securitization vehicle	CLO secured notes(4)(5)(6) (4.25%, due July 25, 2018)	1,831,690	889,950	1,044,063
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,812,500	4,685,387	4,764,375
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	4,987,500	4,846,578	4,987,500
First Data Corporation	business services	first lien senior secured notes(4)(5)(6) (3.03%, due September 24, 2014)	4,949,239	3,770,600	4,373,890
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due October 2, 2011)	3,100,000	3,048,388	2,968,250
		warrants to purchase common stock(7)		725,000	150,000
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	2,950,421	2,000,000
		convertible preferred stock(7)		1,500,000	0
GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,870,572	7,590,000

(Continued on next page)

See Accompanying Notes

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)
Hewetts Island CDO 2007 - 1RA E	securitization vehicle	CDO secured notes(4)(5)(6) (7.00%, due November 12, 2019)	3,691,198	2,108,492	2,140,895
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (10.50%, due March 30, 2015)	3,000,000	2,910,074	3,000,000
Hudson Straits CLO 2004-1A E	securitization vehicle	CLO secured notes(4)(5) (7.00%, due October 15, 2016)	2,540,966	1,398,010	1,397,531
Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5) (6.77%, due July 31, 2014)	11,000,000	10,939,709	10,967,000
Integra Telecomm, Inc.	telecommunications services	common stock(7)		1,712,397	2,680,548
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75% , due February 16, 2014)	4,782,208	4,387,946	4,614,831
Latitude CLO 2007-3A	securitization vehicle	CLO secured notes(4)(5) (4.00%, due April 11, 2021)	4,000,000	1,766,355	1,760,000
Lightpoint CLO 2007-8a	securitization vehicle	CLO secured notes(4)(5) (6.75%, due July 25, 2018)	5,000,000	2,638,020	2,850,000
Loomis Sayles CLO 2006-1AE	securitization vehicle	CLO secured notes(4)(5) (4.10%, due October 26, 2020)	3,322,992	1,761,186	1,761,186
NetQuote, Inc.	web-based services	senior secured notes(4)(6) (9.50%, due May 1, 2011)	20,000,000	20,000,000	20,000,000
Ocean Trails CLO II 2007-2a-d	securitization vehicle	CLO subordinated secured notes(4)(5) (4.75%, due June 27, 2022)	2,838,656	1,524,687	1,490,294
Palm, Inc.	consumer electronics	first lien senior secured notes (4)(5)(6) (3.80%, due April 24, 2014)	14,538,169	13,632,385	11,921,299
Pegasus Solutions, Inc.	enterprise software	second lien senior secured notes(3)(5)(6) (13.00%, due April 15, 2014)	4,830,000	2,455,843	4,313,190
		common equity		62,595	110,781
		preferred equity		657,247	1,168,820
Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	9,750,000	9,632,995	7,995,000
		warrants to purchase common stock(7)		350,000	220,000
Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.25%, due November 29, 2013)	4,000,000	2,619,707	3,762,000
Punch Software LLC	software	senior secured notes(4)(7) (0.00%, due October 31, 2012)	2,100,000	1,634,246	1,806,000
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.25%, due August 10, 2014)	5,552,155	5,140,665	5,135,743

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)
Sargas CLO 2006 -1A	securitization vehicle	CLO subordinated notes		4,945,500	4,671,250
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (6.29%, due May 30, 2013)	14,500,000	14,509,772	13,050,000
Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (15.00%, due March 31, 2016)	4,000,000	3,900,032	3,900,000
Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6) (4.00%, due March 29, 2011)	4,721,536	3,939,364	4,721,536
		first lien high yield notes(5) (12.00%, due March 29, 2015)	10,000,000	9,076,450	9,641,000
		common equity		377,928	377,928
		preferred equity		186,622	186,622
U.S. Telepacific Corp.	telecommunication services	senior secured notes(4)(5) (9.25%, due August 4, 2011)	4,000,000	3,973,052	4,021,240
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(9)(10) (9.31%, due July 31, 2009)	15,000,000	15,000,000	1,500,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6) (13.58%, due December 31, 2010)	2,750,000	2,750,000	2,750,000
		warrants to purchase common stock(7)		0	0
Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6) (8.00%, due November 30, 2011)	6,138,324	4,997,244	6,040,111
X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6) (7.98%, due October 24, 2012)	3,831,245	3,367,577	3,633,936

Total Investments				$246,246,520	$230,211,940

(1)

Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which TICC may be deemed to control, TICC does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, TICC would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if TICC owned 5% or more of its voting securities.

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2010

(unaudited)

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)

As a percentage of net assets at March 31, 2010, investments at fair value are categorized as follows: senior secured notes (81.0%), subordinated notes (2.9%), CLO debt (5.9%), CLO equity (3.0%), common stock (3.0%), preferred shares (0.5%) and warrants to purchase equity securities (0.2%).

(9)

During the quarter ended June 30, 2009, the maturity date on our investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and, as of March 31, 2010, the maturity date has not been revised as the interest reserves have not yet been pre-funded.

(10)	Debt investment on non-accrual status at the relevant period end.
(11)

Aggregate gross unrealized appreciation for federal income tax purposes is $12,297,943; aggregate gross unrealized depreciation for federal income tax purposes is $28,225,193. Net unrealized depreciation is $15,927,250 based upon a tax cost basis of $246,139,190.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)
ACA CLO 2006-2, Limited	securitization vehicle	CLO preferred equity		$2,200,000	$2,200,000
AKQA, Inc.	advertising	senior secured notes(4)(6) (4.75%, due March 20, 2013)	$8,491,848	8,491,848	8,143,682
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	17,025,000	16,583,354	17,025,000
		common stock		3,000,000	3,000,000
Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5) (13.00%, due April 19, 2014)	3,514,000	3,361,190	3,393,927
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(6)(7)(10) (13.75%, due April 29, 2011)	20,950,000	20,950,000	8,380,000
Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5) (7.00%, due October 13, 2013)	2,000,000	1,396,221	1,615,000
Box Services, LLC	digital imaging	senior secured notes(4)(6) (9.50%, due April 30, 2012)	11,915,170	11,915,170	4,106,563
Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6) (10.50%, due December 31, 2012)	6,438,805	4,208,627	6,390,515
Del Mar CLO I Ltd. 2006-1	securitization vehicle	CLO secured notes(4)(5) (4.28%, due July 25, 2018)	1,876,262	903,895	891,224
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,906,250	4,769,087	4,832,656
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	5,000,000	4,851,296	4,900,000
First Data Corporation	business services	first lien senior secured notes(4)(5)(6) (3.00%, due September 24, 2014)	4,961,929	3,725,801	4,398,899
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6) (11.74%, due October 2, 2011)	3,550,000	3,483,268	2,680,250
		warrants to purchase common stock(7)		725,000	250,000
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	2,906,779	2,000,000
		convertible preferred stock(7)		1,500,000	0
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10) (11.89%, due February 28, 2012)	5,467,804	5,406,561	0
		warrants to purchase common stock(7)		110,000	0
		senior secured term B notes(4)(5)(7)(10) (12.39%, due February 28, 2013)	17,485,000	17,250,655	0
		warrants to purchase common stock(7)		90,000	0
GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,865,888	7,870,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)
Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5) (6.77%, due July 31, 2014)	11,000,000	10,936,317	10,461,000
Integra Telecomm, Inc.	telecommunications services	common stock(7)		1,712,397	2,454,450
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75%, due February 16, 2014)	4,980,973	4,534,476	4,738,151
Lightpoint CLO 2007-8a	securitization vehicle	CLO secured notes(4)(5) (6.78%, due July 25, 2018)	5,000,000	2,621,122	2,575,000
NetQuote, Inc.	web-based services	senior secured notes(4)(6) (9.50%, due May 1, 2011)	21,000,000	21,000,000	20,790,000
Ocean Trails CLO II 2007-2a-d	securitization vehicle	CLO subordinated secured notes(4)(5) (4.78%, due June 27, 2022)	2,838,656	1,490,894	1,447,714
Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.76%, due April 24, 2014)	14,575,446	13,609,015	12,462,006
Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	10,000,000	9,872,792	7,825,000
		warrants to purchase common stock(7)		350,000	220,000
Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.24%, due November 29, 2013)	4,000,000	2,546,288	3,386,000
Punch Software LLC	software	senior secured notes(4)(7) (0.00%, due October 31, 2012)	2,100,000	1,595,643	1,625,400
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.00%, due August 10, 2014)	3,632,149	3,342,189	3,232,613
Questia Media, Inc.	digital media	senior secured notes(3) (11.00%, due Jan. 29, 2010)	14,358,128	14,358,128	13,767,127
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (6.25%, due May 30, 2013)	14,500,000	14,510,534	11,890,000
Springboard Finance (aka “Skype”)	telecommunication services	first lien senior secured notes(4)(5) (9.00%, due November 19, 2014)	2,000,000	1,950,873	2,080,000
Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6) (4.01%, due March 29, 2011)	4,721,536	3,767,988	4,459,491
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(9)(10) (9.31%, due July 31, 2009)	15,000,000	15,000,000	1,500,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6) (13.58%, due December 31, 2010)	3,125,000	3,125,000	3,125,000
		warrants to purchase common stock(7)		0	0
Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6) (9.50%, due November 30, 2011)	6,626,109	5,263,940	6,311,369
X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6) (7.47%, due October 24, 2012)	3,994,865	3,470,463	3,823,086

Total Investments				$260,752,699	$200,251,123

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

(10)	Debt investment on non-accrual status at the relevant period end.
(11)

Aggregate gross unrealized appreciation for federal income tax purposes is $7,807,742; aggregate gross unrealized depreciation for federal income tax purposes is $68,201,988. Net unrealized depreciation is $60,394,246 based upon a tax cost basis of $260,645,369.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$5,205,447	$4,449,541
Distributions from securitization vehicles - equity investments	760,983	—
Other income	16,565	40,000

Total investment income from non-affiliated/non-control investments	5,982,995	4,489,541

From control investments:
Interest income - debt investments	573,096	633,767

Total investment income from control investments	573,096	633,767

Total investment income	6,556,091	5,123,308

EXPENSES
Compensation expense	239,712	225,952
Investment advisory fees	1,227,050	941,052
Professional fees	285,210	303,405
General and administrative	158,943	134,663

Total expenses	1,910,915	1,605,072

Net investment income	4,645,176	3,518,236

Net change in unrealized appreciation or depreciation on investments	44,466,996	(4,983,244)

Net realized (losses) gains on investments	(31,128,326)	22,037

Net increase (decrease) in net assets resulting from operations	$17,983,846	$(1,442,971)

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.17	$0.13
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.67	$(0.05)
Weighted average shares of common stock outstanding:
Basic and diluted	26,813,902	26,484,673

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Increase (decrease) in net assets from operations:
Net investment income	$4,645,176	$13,491,984
Net realized losses on investments	(31,128,326)	(10,513,051)
Net change in unrealized appreciation on investments	44,466,996	32,203,525

Net increase in net assets resulting from operations	17,983,846	35,182,458

Dividends from net investment income	(4,021,982)	(15,973,470)
Distributions from net realized capital gains	—	—
Tax return of capital distributions	—	—

Distributions to shareholders	(4,021,982)	(15,973,470)

Capital share transactions:
Reinvestment of dividends	406,650	1,516,257

Net increase in net assets from capital share transactions	406,650	1,516,257

Total increase in net assets	14,368,514	20,725,245
Net assets at beginning of period	224,091,995	203,366,750

Net assets at end of period (including over distributed net investment income of ($2,814,867) and ($3,438,061), respectively)	$238,460,509	$224,091,995

Capital share activity:
Shares issued from reinvestment of dividends	61,707	329,670

Net increase in capital share activity	61,707	329,670

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$17,983,846	$(1,442,971)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(26,481,511)	—
Repayments of principal and reductions to investment cost value	17,840,993	3,515,116
Proceeds from the sale of investments	6,186,543	35,037
Increase in investments due to PIK	(81,973)	—
Net realized losses (gains) on investments	31,128,326	(22,037)
Net change in unrealized appreciation on investments	(44,466,996)	4,983,244
(Increase) decrease in interest receivable	(300,281)	342,552
Decrease in prepaid expenses and other assets	129,575	53,193
Amortization of discounts	(1,286,482)	(413,562)
Increase (decrease) in investment advisory fee payable	107,506	(346,399)
Increase (decrease) in accrued expenses	114,454	(52,377)

Net cash provided by operating activities	874,000	6,651,796

CASH FLOWS FROM FINANCING ACTIVTIES
Distributions paid (net of stock issued under dividend reinvestment plan of $406,650 and $355,514, respectively)	(3,615,332)	(3,617,018)

Net cash used by financing activities	(3,615,332)	(3,617,018)

Net (decrease) increase in cash and cash equivalents	(2,741,332)	3,034,778
Cash and cash equivalents, beginning of year	23,972,885	14,069,251

Cash and cash equivalents, end of year	$21,231,553	$17,104,029

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$406,650	$355,514
SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$12,862,771	$—

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of TICC Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (“SEC”).

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

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, substantially all of the Company’s investments are based upon “Level 3” inputs. Only approximately $4.4 million of the Company’s investments are based upon “Level 2” inputs as of March 31, 2010.

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

MARCH 31, 2010

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

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which the Company holds. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to the market illiquidity and the lack of transactions during 2008 and 2009, the Company has determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated investments were unreliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10 and has determined that it is properly valuing the securities in its portfolio.

In addition, FASB issued ASC 825, “Interim Disclosures About Fair Value of Financial Instruments,” which requires additional disclosures related to inputs and valuation techniques for interim and annual periods. The Company has adopted the provisions of ASC 820-10-35 and ASC 825 as of the quarter ended March 31, 2009.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at March 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$21.2	$0.0	$0.0	$21.2
Senior Secured Notes	0.0	4.4	188.8	193.2
CLO Debt	0.0	0.0	14.2	14.2
CLO Equity	0.0	0.0	7.1	7.1
Common Stock	0.0	0.0	7.1	7.1
Subordinated Notes	0.0	0.0	6.9	6.9
Preferred Shares	0.0	0.0	1.3	1.3
Warrants to purchase equity	0.0	0.0	0.4	0.4

Total	$21.2	$4.4	$225.8	$251.4

A reconciliation of the fair value of investments for three months ending March 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$5.5	$2.7	$0.0	$0.5	$195.9
Realized losses included in earnings	(31.1)	0.0	0.0	0.0	0.0	0.0	0.0	(31.1)
Unrealized appreciation included in earnings	41.7	0.5	0.0	1.2	0.7	0.5	(0.1)	44.5
Accretion of discount	1.2	0.1	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	20.2	8.9	4.9	0.4	3.9	0.8	0.0	39.1
Repayments and sales(1)	(23.3)	(0.2)	0.0	0.0	(0.4)	0.0	0.0	(23.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at March 31, 2010	$188.8	$14.2	$7.1	$7.1	$6.9	$1.3	$0.4	$225.8

The increase in unrealized appreciation for level 3 investments still held as of March 31, 2010 is approximately $13.4 million.

(1)	Includes PIK interest af approximately $82,000.

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2010 and December 31, 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$193.2	83.9%	$184.6	92.1%
CLO Debt	14.2	6.1%	4.9	2.5%
CLO Equity	7.1	3.1%	2.2	1.1%
Common Stock	7.1	3.1%	5.4	2.7%
Subordinated Notes	6.9	3.0%	2.7	1.4%
Preferred Stock	1.3	0.6%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$230.2	100.0%	$200.3	100.0%

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the three months March 31, 2010 and 2009, respectively:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator for basic and diluted income per share - net increase in net assets resulting from investment income	$4,645,176	$3,518,236
Numerator for basic and diluted income per share - net increase (decrease) in net assets resulting from operations	$17,983,846	$(1,442,971)
Denominator for basic and diluted income per share - weighted average shares	26,813,902	26,484,673
Basic and diluted net investment income per common share	$0.17	$0.13
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.67	$(0.05)

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

For the quarters ended March 31, 2010 and 2009, TICC incurred investment advisory fees of $1,227,050 and $941,052, respectively of which $1,227,050 and $941,052 remained payable to TICC Management at the end of each respective quarter. Pursuant to the terms of its administration agreement payable with BDC Partners, for the quarters ended March 31, 2010 and 2009 respectively, TICC incurred $239,712 and $225,952 in compensation expenses for employees allocated to the administrative activities

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

of TICC, of which $112,500 and $120,992 remained payable at the end of each respective quarter. TICC also incurred $20,208 and $20,134 for reimbursement of facility costs for the three months ended March 31, 2010 and 2009, respectively, of which amounts $0 and $6,555 remained payable at the end of each respective period.

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

On March 31, 2010, the Company paid a dividend of $0.15 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2010 was $8.87, and at December 31, 2009 was $8.36. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2010, the Company received approximately $82,000 in PIK interest. For the three months ended March 31, 2009, the Company did not record PIK interest.

In addition, the Company recorded original issue discount (“OID”) income of approximately $1.3 million and $414,000 for the three months ended March 31, 2010 and 2009, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by the Company in connection with the concurrent purchase of warrants or stock.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2010 and 2009, respectively, the Company received no fee income for managerial assistance.

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company received $760,983 in such distributions during the quarter ended March 31, 2010, compared to $0 for the same period last year.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2010 and 2009, respectively, are as follows:

	Three Months Ended March 31, 2010 (unaudited)	Three Months Ended March 31, 2009 (unaudited)
Per Share Data
Net asset value at beginning of period	$8.36	$7.68

Net investment income(1)	0.17	0.13
Net realized and unrealized capital losses(2)	0.49	(0.18)

Total from investment operations	0.66	(0.05)

Total distributions(3)	(0.15)	(0.15)

Effect of shares issued, net of offering expenses	0.00	(0.02)

Net asset value at end of period	$8.87	$7.46

Per share market value at beginning of period	$6.05	$3.80
Per share market value at end of period	$6.59	$3.51
Total return(4)	11.41%	(3.68)%
Shares outstanding at end of period	26,874,923	26,584,976
Ratios/Supplemental Data
Net assets at end of period (000’s)	$238,461	$198,307
Average net assets (000’s)	$225,534	$203,844
Ratio of expenses to average net assets(5)	3.39%	3.15%
Ratio of net investment income to average net assets(5)	8.24%	6.90%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains (losses) include rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2010, none of the distributions for 2010 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2010 and December 31, 2009, respectively, cash and cash equivalents consisted of:

	March 31, 2010	December 31, 2009
Eurodollar Time Deposit (due 4/1/10 and 1/4/10)	$21,217,004	$23,759,409

Total Cash Equivalents	21,217,004	23,759,409
Cash	14,549	213,476

Cash and Cash Equivalents	$21,231,553	$23,972,885

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

As of March 31, 2010 and throughout the twelve months ending December 31, 2009, the Company elected to maintain most of its available cash in a non-interest bearing demand deposit in order to obtain the benefit of the Federal Deposit Insurance Corporation’s unlimited guarantee on such deposits.

NOTE 12. COMMITMENTS

As of March 31, 2010, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. REVOLVING CREDIT AGREEMENT

None.

NOTE 14. SUBSEQUENT EVENTS

Effective April 1, 2010, the Company’s debt investment in American Integration Technologies, LLC (“AIT”), returned to accrual status as AIT’s performance is expected to fully service our debt going forward. The face value of that note currently stands at approximately $21.0 million (excluding deferred interest).

On April 28, 2010, Hewlett Packard, Inc. announced their intended acquisition of Palm, Inc.; therefore, the Company anticipates that the outstanding debt of Palm, Inc., of which we hold approximately $9.5 million at May 6, 2010, will be repaid at par should the Company continue to hold the investment at the closing of the transaction.

On April 29, 2010, the Board of Directors declared a distribution of $0.20 per share for the second quarter, payable on June 30, 2010 to shareholders of record as of June 10, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Royce & Associates, LLC (“Royce & Associates”) as a non-managing member. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of March 31, 2010, our debt investments had stated interest rates of between 3.80% and 15.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014 and Punch Software, LLC, which carries a zero interest rate through October 31, 2012) and maturity dates of between 9 and 147 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.8%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, as well as our investments in WAICCS Las Vegas, LLC and American Integration Technologies, LLC, which were on non-accrual status as of March 31, 2010.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended March 31, 2010, we recognized approximately $82,000 of interest income attributable to PIK associated with our investments in Cavtel Holdings, LLC, Allen Systems Group, Inc. and Pegasus Solutions, Inc., compared to no PIK income during the quarter ended March 31, 2009.

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

During the quarter ended March 31, 2010, we closed approximately $39.3 million in portfolio investments, including additional investments of approximately $11.5 million in existing portfolio companies and approximately $27.8 million of investments in new portfolio companies. During the quarter ended March 31, 2010 we recognized a total of $17.8 million from principal repayments on debt investments, and we recognized approximately $7.2 million from the sale of portfolio investments. We realized net losses on investments during the quarter ended March 31, 2010 in the amount of approximately $31.1 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2010, we had net unrealized gains of approximately $44.5 million, comprised of $15.1 million in gross unrealized appreciation, $1.7 million in gross unrealized depreciation and approximately $31.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
The CAPS Group	$22.9
Box Services, LLC	7.8
American Integration Technologies, LLC	6.0
Pegasus Solutions, Inc.	2.4
SCS Holdings II, Inc.	1.2
Algorithmic Implementations, Inc.	0.7
Stratus Technologies, Inc.	0.7
Fusionstorm, Inc.	0.6
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
Power Tools, Inc.	0.4
Palm, Inc.	(0.6)
Other	1.3

Total	$44.5

For the quarter ended March 31, 2009, we had a net realized gain on investments of approximately $22,000, which is comprised of the gain on the sale of our warrants held in Avue Technologies Corp. of approximately $12,000, as well as approximately $10,000 received as additional consideration for our warrants in The Endurance International Group, Inc., which were sold in December 2008.

During the quarter ended March 31, 2009, we incurred net unrealized losses of approximately $5.0 million, comprised of $3.0 million in gross unrealized appreciation and approximately $8.0 million in gross unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Palm, Inc.	$0.9
Segovia Inc.	0.8
Netquote, Inc.	0.5
Questia Media, Inc.	(0.7)
The CAPS Group	(1.4)
American Integration Technologies, LLC	(1.6)
WAICCS Las Vegas, LLC	(3.7)
Other	0.2

Total	$(5.0)

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

These events, along with the deterioration of the housing market, have significantly diminished overall confidence in the debt and equity markets and constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses. During 2009 the syndicated corporate loans market experienced both unprecedented price declines and unprecedented volatility. While prices remain depressed across most sectors and ratings categories, we witnessed a strong upward move during the second half of 2009, which has now continued into 2010. Despite continued discounts from par values, and largely as a result of the recent increase in loan prices combined with broadly worrisome macroeconomic fundamentals, our view is that certain larger-issuer broadly syndicated corporate loans do not adequately reflect the spreads necessary to compensate investors for the risks involved. As such, we continue to focus more heavily on middle-market issues, where we believe greater opportunity currently resides. We have and continue to track a large number of loans, and note that the overall health of the middle-market sector seems to have improved meaningfully over the past year. We have recently made a number of selective purchases and continue to favor those lower-leveraged companies which stand to benefit from long-tailed revenue streams attached to lower-risk counterparties. We believe that, especially in the case of less-liquid middle-market loans, supply and demand issues will likely continue to outweigh issuer operating fundamentals creating opportunities to acquire certain middle-market loans at attractive prices. In view of the more permanent nature of our asset base (relative to many other investors active in the syndicated corporate loan market), and given our strong current cash position, we regard that as a potentially beneficial dynamic.

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

We adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our investments are based upon “Level 3” inputs. Only approximately $4.4 million of our investments are based upon “Level 2” inputs as of March 31, 2010.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at March 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$21.2	$0.0	$0.0	$21.2
Senior Secured Notes	0.0	4.4	188.8	193.2
CLO Debt	0.0	0.0	14.2	14.2
CLO Equity	0.0	0.0	7.1	7.1
Common Stock	0.0	0.0	7.1	7.1
Subordinated Notes	0.0	0.0	6.9	6.9
Preferred Shares	0.0	0.0	1.3	1.3
Warrants to purchase equity	0.0	0.0	0.4	0.4

Total	$21.2	$4.4	$225.8	$251.4

A reconciliation of the fair value of investments for three months ending March 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$5.5	$2.7	$0.0	$0.5	$195.9
Realized losses included in earnings	(31.1)	0.0	0.0	0.0	0.0	0.0	0.0	(31.1)
Unrealized appreciation included in earnings	41.7	0.5	0.0	1.2	0.7	0.5	(0.1)	44.5
Accretion of discount	1.2	0.1	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	20.2	8.9	4.9	0.4	3.9	0.8	0.0	39.1
Repayments and sales(1)	(23.3)	(0.2)	0.0	0.0	(0.4)	0.0	0.0	(23.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at March 31, 2010	$188.8	$14.2	$7.1	$7.1	$6.9	$1.3	$0.4	$225.8

The increase in unrealized appreciation for level 3 investments still held as of March 31, 2010 is approximately $13.4 million.

(1)	Includes PIK interest af approximately $82,000.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2010 and December 31, 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$193.2	83.9%	$184.6	92.1%
CLO Debt	14.2	6. %	4.9	2.5%
CLO Equity	7.1	3.1%	2.2	1.1%
Common Stock	7.1	3.1%	5.4	2.7%
Subordinated Notes	6.9	3.0%	2.7	1.4%
Preferred Stock	1.3	0.6%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$230.2	100.0%	$200.3	100.0%

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $230.2 million and $200.3 million as of March 31, 2010 and December 31, 2009, respectively. The increase in investments during the three month period was due primarily to new portfolio investments of approximately $39.3 million and net unrealized appreciation of approximately $44.4 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $24.0 million, and net realized losses of approximately $31.2 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2010, we received proceeds of approximately $17.8 million resulting primarily from repayments and recurring amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2009, we had repayments and amortization payments of approximately $68.9 million. The repayments on our debt investments during the quarter ended March 31, 2010, largely consisted of repayment of our original investment in senior secured notes issued by Questia Media, Inc. of approximately $13.8 million. Also, during the quarter ended March 31, 2010, we recognized proceeds of approximately $6.2 million from the sale of our investment in Box Services, Inc. (approximately $4.1 million) and from the sale of our investment in Springboard Finance (“Skype”) (approximately $2.1 million). For the year ended December 31, 2009, we recognized proceeds of approximately $14.0 million from the sales of securities.

As of March 31, 2010, we had investments in debt securities of, or loans to, 39 portfolio companies, with a fair value of approximately $214.3 million, and equity investments in 9 portfolio companies, with a fair value of approximately $15.9 million. As of December 31, 2009 , we had investments in debt securities of, or loans to, 33 portfolio companies, with a fair value of approximately $192.2 million, and equity investments in 8 portfolio companies, with a fair value of approximately $8.1 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2010 and the year ended December 31, 2009:

	March 31, 2010	December 31, 2009
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$200.3	$189.6
Portfolio Investments Acquired	39.3	68.9
Debt Repayments	(17.8)	(68.9)
Sales of Securities	(6.2)	(14.0)
Payment in Kind	0.1	0.2
Original Issue Discount	1.3	2.8
Net Unrealized Appreciation	44.4	32.2
Net Realized Losses	(31.2)	(10.5)

Ending Investment Portfolio	$230.2	$200.3

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended March 31, 2010 and the year ended December 31, 2009:

	New Investments	Debt Repayments	Sales of Securities
Quarter ended	(dollars in millions)	(dollars in millions)	(dollars in millions)
March 31, 2010	$39.3	$17.8	$6.2

Total	$39.3	$17.8	$6.2

December 31, 2009	$33.0	$23.3	$6.0
September 30, 2009	24.5	23.2	4.2
June 30, 2009	11.4	18.9	3.8
March 31, 2009	0.0	3.5	0.0

Total	$68.9	$68.9	$14.0

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$197.1	85.6%	$184.6	92.1%
Subordinated Notes	3.0	1.3%	2.7	1.4%
CLO Debt	14.2	6.2%	4.9	2.5%
CLO Equity	7.1	3.1%	2.2	1.1%
Common Stock	7.1	3.1%	5.4	2.7%
Preferred Shares	1.3	0.5%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$230.2	100.0%	$200.3	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$45.0	19.5%	$44.8	22.4%
Securitization vehicle	21.3	9.2%	7.1	3.5%
Web-based services	20.0	8.7%	20.8	10.4%
Enterprise software	18.2	7.9%	12.1	6.0%
IT value-added reseller	16.2	7.0%	14.8	7.4%
Computer hardware	14.9	6.5%	4.5	2.2%
Semiconductor capital equipment	14.4	6.3%	8.4	4.2%
Telecommunications services	13.1	5.7%	10.9	5.5%
Consumer electronics	11.9	5.2%	12.5	6.2%
Advertising	8.4	3.6%	8.2	4.1%
Printing and document management	6.0	2.6%	6.3	3.1%
Printing and publishing	5.1	2.2%	3.2	1.6%
Grocery	5.0	2.2%	4.9	2.4%
Shipping and transportation	4.8	2.1%	4.8	2.4%
Retail food products	4.6	2.0%	4.7	2.4%
Business services	4.4	1.9%	4.4	2.2%
Food products manufacturer	3.9	1.7%	0.0	0.0%
Healthcare	3.8	1.6%	3.4	1.7%
Auto Parts manufacturer	3.0	1.3%	0.0	0.0%
IT consulting	2.7	1.2%	3.1	1.6%
Interactive voice messaging service	2.0	0.9%	2.0	1.0%
Real estate development	1.5	0.7%	1.5	0.7%
Digital media	0.0	0.0%	13.8	6.9%
Digital imaging	0.0	0.0%	4.1	2.1%

	$230.2	100.0%	$200.3	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2010 and December 31, 2009, our portfolio had a weighted average grade of 2.4 and 2.5, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2010 and December 31, 2009, our debt investment portfolio was graded as follows:

		March 31, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$24.8	9.6%	$24.6	11.5%
2	Full repayment of principal and interest is expected.	120.2	46.5%	105.8	49.4%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	73.8	28.6%	66.0	30.8%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	39.4	15.3%	17.9	8.3%

		$258.2	100.0%	$214.3	100.0%

		December 31, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$26.0	9.7%	$25.5	13.3%
2	Full repayment of principal and interest is expected.	94.3	35.1%	84.9	44.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	73.9	27.5%	65.7	34.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	74.3	27.7%	16.0	8.3%

		$268.5	100.0%	$192.1	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

During the quarter ending March 31, 2010, we determined that the liquidity of American Integration Technologies, LLC (“AIT”) had improved, resulting in unrealized appreciation in that investment of approximately $6.0 million as of March 31, 2010, however, the investment rating was maintained as a grade 5. AIT resumed cash interest payments to TICC starting in April 2010.

Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009.

Investment Income

As of March 31, 2010, our debt investments had stated interest rates of between 3.80% and 15.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014 and Punch Software, LLC, which carries a zero interest rate through October 31, 2012) and maturity dates of between 9 and 147 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.8%, including GenuTec Business Solutions, Inc. and Punch Software, LLC, as well as our investments in WAICCS Las Vegas, LLC and American Integration Technologies, LLC, which were on non-accrual status as of March 31, 2010, compared to 7.4% as of March 31, 2009.

Investment income for the three months ended March 31, 2010 was approximately $6.6 million compared to approximately $5.1 million for the three months ended March 31, 2009. This increase was due largely to a greater return on our investment portfolio due to market discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing investments for the period ending March 31, 2010 and 2009 was approximately $216.7 million and $211.4 million, respectively. For the three months ended March 31, 2010, investment income consisted of approximately $4.4 million in cash interest from portfolio investments, approximately $1.3 million in amortization of original issue discount, approximately $761,000 in dividend income and approximately $82,000 in PIK interest income from our investments in Workflow Management, Inc, Cavtel Holdings, LLC and Allen Systems Group, Inc.

For the three months ended March 31, 2010, other income of approximately $17,000 was recorded, compared to other income of approximately $40,000 for the same period in 2009. Other income consists primarily of non-recurring amendment fees earned in connection with existing portfolio investments.

Operating Expenses

Operating expenses for the quarter ended March 31, 2010 were approximately $1.9 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses increased approximately $300,000 from the quarter ended March 31, 2009, attributable primarily to higher investment advisory fees. Operating expenses for the quarter ended March 31, 2009 were approximately $1.6 million.

The investment advisory fee for the first quarter of 2010 was approximately $1.2 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment income incentive fee of approximately $84,000. The investment advisory fee in the comparable period in 2009 was approximately $0.9 million, which included incentive fees of approximately $47,000. The increase of approximately $286,000 is due to an increase in average gross assets and an increase in pre-incentive fee net investment income. At each of March 31, 2010 and December 31, 2009, respectively, approximately $1.2 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $285,000 for the quarter ended March 31, 2010, compared to approximately $303,000 for the quarter ended March 31, 2009. This was the result of a decrease in legal costs of approximately $77,000, partially offset by increases in fees for valuation services of approximately $13,000 and audit services of approximately $15,000 incurred during the quarter ended March 31, 2010.

Compensation expenses were approximately $240,000 for the quarter ended March 31, 2010, compared to approximately $226,000 for the quarter ended March 31, 2009, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer and our controller, and other administrative support personnel. At March 31, 2010 and December 31, 2009, respectively, approximately $112,500 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $159,000 for the three months ended March 31, 2010 compared to approximately $135,000 for the same period in 2009. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2010, we recorded net realized losses on investments of approximately $31.1 million, which largely represents the loss of approximately $22.9 million on our investment in The CAPS Group as well as the loss of approximately $7.8 million on our investment in Box Services, LLC. These losses represent the realization of the economic losses previously recorded as unrealized depreciation.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2010, we had net unrealized gains of approximately $44.5 million, comprised of $15.1 million in gross unrealized appreciation, $1.7 million in gross unrealized depreciation and approximately $31.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
The CAPS Group	$22.9
Box Services, LLC	7.8
American Integration Technologies, LLC	6.0
Pegasus Solutions, Inc.	2.4
SCS Holdings II, Inc.	1.2
Algorithmic Implementations, Inc.	0.7
Stratus Technologies, Inc.	0.7
Fusionstorm, Inc.	0.6
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
Power Tools, Inc.	0.4
Palm, Inc.	(0.6)
Other	1.3

Total	$44.5

For the quarter ended March 31, 2009, we had a net realized gain on investments of approximately $22,000, which is comprised of the gain on the sale of our warrants held in Avue Technologies Corp. of approximately $12,000, as well as approximately $10,000 received as additional consideration for our warrants in The Endurance International Group, Inc., which were sold in December 2008.

During the quarter ended March 31, 2009, we incurred net unrealized losses of approximately $5.0 million, comprised of $3.0 million in gross unrealized appreciation and approximately $8.0 million in gross unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Palm, Inc.	$0.9
Segovia Inc.	0.8
Netquote, Inc.	0.5
Questia Media, Inc.	(0.7)
The CAPS Group	(1.4)
American Integration Technologies, LLC	(1.6)
WAICCS Las Vegas, LLC	(3.7)
Other	0.2

Total	$(5.0)

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended March 31, 2010 and 2009 was $4.6 million and $3.5 million, respectively. This increase was due largely to a greater return on our investment portfolio due to market discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments.

Based on a weighted-average of 26,813,902 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended March 31, 2010 was approximately $0.17 for basic and diluted, compared to approximately $0.13 per share for the same period in 2009.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $18.0 million for the quarter ended March 31, 2010, compared to a net decrease of approximately $1.4 million for the comparable period in 2009. This increase was attributable directly to greater net unrealized appreciation on investments, partially offset by greater realized losses. These losses represent the realization of the economic losses previously recorded as unrealized depreciation.

Based on a weighted-average of 26,813,902 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2010 was approximately $0.67 for basic and diluted, compared to a net decrease in net assets resulting from operations of approximately $0.05 per share for the same period in 2009.

Please see “—Portfolio Grading” above for more information.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2010, cash and cash equivalents decreased from approximately $24.0 million at the beginning of the period to approximately $21.2 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $874,000, largely reflecting net investment income (approximately $4.6 million) as well as proceeds from principal repayments and sales of investments of approximately $24.0 million, and the purchases of new investments of approximately $26.5 million. During the period, net cash used in financing activities was approximately $3.6 million reflecting the distribution of dividends.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $1.2 million for investment advisory services and $159,000 for administrative services for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

We currently have no borrowings.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
April 29, 2010	June 10, 2010	June 30, 2010	$0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.35

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$6.27	(5)

(1)	Distributions for the fiscal year ended December 31, 2009 were funded from undistributed net investment income.

(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

RECENT DEVELOPMENTS

Effective April 1, 2010, our debt investment in American Integration Technologies, LLC (“AIT”), returned to accrual status as AIT’s performance is expected to fully service our debt going forward. The face value of that note currently stands at approximately $21.0 million (excluding deferred interest).

On April 28, 2010, Hewlett Packard, Inc. announced their intended acquisition of Palm, Inc.; therefore, the Company anticipates that the outstanding debt of Palm, Inc., of which we hold approximately $9.5 million at May 6, 2010, will be repaid at par should the Company continue to hold the investment at the closing of the transaction.

On April 29, 2010, the Board of Directors declared a distribution of $0.20 per share for the second quarter, payable on June 30, 2010 to shareholders of record as of June 10, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 10, 2010, three debt investment in our portfolio were at a fixed rate, and the remaining thirty-six debt investments were at variable rates, representing approximately $22.8 million and $235.4 million in principal debt, respectively. At March 31, 2010, $194.0 million of our variable rate investments were income producing. The variable rates are based upon LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying rate, and no other change in our portfolio as of March 31, 2010. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase approximately $1.9 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. capital markets have been experiencing extreme volatility and disruption for more than two years, and the U.S. economy may still be in a period of recession. Disruptions in the capital markets have increased the spreads between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current adverse economic conditions could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current adverse economic conditions, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets are likely to increase, and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current adverse economic conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. Since 2008, we have experienced significant losses on our portfolio investments, which was in part attributable to the current adverse economic conditions in the industries in which those portfolio companies operate.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,874,923 shares are issued and outstanding as of March 31, 2010. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009, and has remained below our net asset value per share through the first four months of 2010. We cannot assure you when or if this trend will change. The possibility that our shares of common stock will continue to trade at a substantial discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2010, we issued a total of 61,707 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $407,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	RESERVED.

[Intentionally left blank]

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Form of Amended and Restated Investment Advisory Agreement between Registrant and Technology Investment Management, LLC (Incorporated by reference to Appendix B to the Registrant’s Proxy Materials on Schedule 14A (File No. 000-50398) filed on May 18, 2004).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: May 7, 2010	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: May 7, 2010	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)