Form 10-Q
period 2010-06-30
TICC Capital Corp.
filed 2010-08-06
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 5, 2010 was 26,932,340.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Investments, at fair value (cost: $246,697,816 @ 6/30/10; $260,752,699 @ 12/31/09)
Non-affiliated/non-control investments (cost: $227,776,883 @ 6/30/10; $241,169,345 @ 12/31/09)	$212,713,121	$180,226,123
Control investments (cost: $18,920,933 @ 6/30/10; $19,583,354 @ 12/31/09)	20,075,000	20,025,000

Total investments at fair value	232,788,121	200,251,123

Cash and cash equivalents	11,321,299	23,972,885
Interest receivable	1,593,382	860,271
Securities sold not settled	1,095,982	—
Prepaid expenses and other assets	54,481	256,012

Total assets	$246,853,265	$225,340,291

LIABILITIES
Investment advisory fee payable to affiliate	$1,749,568	$1,119,544
Securities purchased not settled	1,500,919	—
Accrued expenses	432,993	128,752

Total liabilities	3,683,480	1,248,296

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,932,340 and 26,813,216 issued and outstanding, respectively	269,323	268,132
Capital in excess of par value	321,063,638	320,175,874
Net unrealized depreciation on investments	(13,909,695)	(60,501,576)
Accumulated net realized losses on investments	(62,382,117)	(32,412,374)
Distributions in excess of investment income	(1,871,364)	(3,438,061)

Total net assets	243,169,785	224,091,995

Total liabilities and net assets	$246,853,265	$225,340,291

Net asset value per common share	$9.03	$8.36

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,287,500

AKQA, Inc.	advertising	senior secured notes(4)(6) (4.93%, due March 20, 2013)	$8,424,284	8,424,284	8,272,647

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	16,175,000	15,920,933	16,175,000
		common stock	—	3,000,000	3,900,000

Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5) (13.00%, due April 19, 2014)	3,548,938	3,418,595	3,473,523

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	25,401,906	21,217,592	19,051,430

Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5) (7.10%, due October 13, 2013)	2,000,000	1,463,509	1,735,000

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (13.58%, due December 31, 2010)	2,625,000	2,625,000	2,625,000
		warrants to purchase common stock(7)	—	0	0

Birch Communications, Inc.	telecommunication services	senior secured notes(4) (15.00%, due June 21, 21015)	4,090,909	4,090,909	4,090,909

Canaras CLO - 2007-1A E	structured finance	CLO secured notes(4)(5) (4.62%, due June 19, 2021)	3,500,000	1,767,501	1,680,000

Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6) (10.50%, due December 31, 2012)	6,040,321	4,248,449	5,967,837

Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)(6) (4.25%, due July 25, 2018)	1,831,690	904,174	1,016,588

Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,718,750	4,601,620	4,671,563

Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	4,975,000	4,841,937	4,956,344

First Data Corporation	business services	first lien senior secured notes(4)(5)(6) (3.10%, due September 24, 2014)	4,936,548	3,816,736	4,145,910

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5) (5.29%, due June 1, 2017)	2,612,988	1,489,403	1,476,338

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due October 2, 2011)	2,650,000	2,611,768	2,524,390
		warrants to purchase common stock(7)	—	725,000	150,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	2,998,124	2,000,000
		convertible preferred stock(7)	—	1,500,000	0

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,875,344	7,540,000

Hewetts Island CDO 2007-1RA E	structured finance	CDO secured notes(4)(5)(6) (7.17%, due November 12, 2019)	3,312,729	1,902,871	1,954,510

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5) (6.07%, due August 9, 2017)	6,641,328	3,388,406	3,519,904

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (10.50%, due March 30, 2015)	2,962,500	2,876,007	2,962,500

Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5) (7.01%, due October 15, 2016)	2,380,140	1,323,427	1,380,481

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5) (6.94%, due July 31, 2014)	11,000,000	10,943,141	10,978,000

Integra Telecomm, Inc.	telecommunications services	common stock(7)	—	1,712,397	1,819,359

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75% , due February 16, 2014)	4,634,137	4,284,419	4,541,453

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6) (5.79%, due June 1, 2017)	3,722,086	2,087,118	2,084,368

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6) (4.29%, due August 15, 2018)	2,828,018	1,431,230	1,428,149

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5) (4.04%, due April 11, 2021)	4,000,000	1,788,090	1,720,000

Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.80%, due July 25, 2018)	5,000,000	2,670,103	2,925,000

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5) (4.17%, due October 26, 2020)	3,322,992	1,778,703	1,827,646

NetQuote, Inc.	web-based services	senior secured notes(4)(6) (9.50%, due May 1, 2011)	19,000,000	19,000,000	19,000,000

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5) (4.80%, due June 27, 2022)	3,649,700	1,928,463	1,897,844

Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (5.75%, due April 24, 2014)	9,513,712	8,974,055	9,513,712

Pegasus Solutions, Inc.	enterprise software	second lien senior secured notes(3)(5)(6) (13.00%, due April 15, 2014)	4,967,789	2,667,615	4,361,719
		common equity(7)	—	62,595	142,444
		preferred equity(7)	—	657,247	1,375,504

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	9,500,000	9,392,945	7,885,000
		warrants to purchase common stock(7)	—	350,000	270,000

Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.35%, due November 29, 2013)	4,000,000	2,696,082	3,764,000

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.25%, due August 10, 2014)	5,521,426	5,147,647	5,176,337

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	4,242,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (6.53%, due May 30, 2013)	14,500,000	14,509,003	13,050,000

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (15.00%, due March 31, 2016)	4,010,000	3,912,676	3,949,850

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5) (12.00%, due March 29, 2015)	10,000,000	9,106,700	9,820,000
		common equity(7)	—	377,928	86,562
		preferred equity(7)	—	186,622	509,334

U.S. Telepacific Corp.	telecommunication services	senior secured notes(4)(5) (9.25%, due August 4, 2011)	3,990,000	3,964,030	3,964,065

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(10)(11) (9.31%, due July 31, 2009)	15,000,000	15,000,000	0

Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6) (8.00%, due November 30, 2011)	5,625,167	4,694,720	5,552,040

X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6) (7.49%, due October 24, 2012)	3,593,408	3,197,198	3,346,361

Total Investments				$246,697,816	$232,788,121

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which TICC may be deemed to control, TICC does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, TICC would be presumed to “control” a portfolio company if TICC owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if TICC owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at June 30, 2010, investments at fair value are categorized as follows: senior secured notes (77.5%), subordinated notes (2.7%), CLO debt (9.4%), CLO equity (2.7%), common stock (2.4%), preferred shares (0.8%) and warrants to purchase equity securities (0.2%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $11,258,200; aggregate gross unrealized depreciation for federal income tax purposes is $25,060,566. Net unrealized depreciation is $13,802,366 based upon a tax cost basis of $246,590,486.
(10)	Debt investment on non-accrual status at the relevant period end.
(11)	During the quarter ended June 30, 2009, the maturity date on our investment in WAICCS Las Vegas, LLC was set to July 31, 2009 as a result of the failure of the company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and, as of June 30 2010, the maturity date has not been revised as the interest reserves have not yet been pre-funded.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,200,000

AKQA, Inc.	advertising	senior secured notes(4)(6) (4.75%, due March 20, 2013)	$8,491,848	8,491,848	8,143,682

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	17,025,000	16,583,354	17,025,000
		common stock	—	3,000,000	3,000,000

Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5) (13.00%, due April 19, 2014)	3,514,000	3,361,190	3,393,927

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(6)(7)(10) (13.75%, due April 29, 2011)	20,950,000	20,950,000	8,380,000

Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5) (7.00%, due October 13, 2013)	2,000,000	1,396,221	1,615,000

Box Services, LLC	digital imaging	senior secured notes(4)(6) (9.50%, due April 30, 2012)	11,915,170	11,915,170	4,106,563

Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6) (10.50%, due December 31, 2012)	6,438,805	4,208,627	6,390,515

Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5) (4.28%, due July 25, 2018)	1,876,262	903,895	891,224

Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,906,250	4,769,087	4,832,656

Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	5,000,000	4,851,296	4,900,000

First Data Corporation	business services	first lien senior secured notes(4)(5)(6) (3.00%, due September 24, 2014)	4,961,929	3,725,801	4,398,899

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6) (11.74%, due October 2, 2011)	3,550,000	3,483,268	2,680,250
		warrants to purchase common stock(7)		725,000	250,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	2,906,779	2,000,000
		convertible preferred stock(7)	—	1,500,000	0

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10) (11.89%, due February 28, 2012)	5,467,804	5,406,561	0
		warrants to purchase common stock(7)	—	110,000	0

		senior secured term B notes(4)(5)(7)(10) (12.39%, due February 28, 2013)	17,485,000	17,250,655	0
		warrants to purchase common stock(7)	—	90,000	0

GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,865,888	7,870,000

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5) (6.77%, due July 31, 2014)	11,000,000	10,936,317	10,461,000

Integra Telecomm, Inc.	telecommunications services	common stock(7)	—	1,712,397	2,454,450

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75%, due February 16, 2014)	4,980,973	4,534,476	4,738,151

Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.78%, due July 25, 2018)	5,000,000	2,621,122	2,575,000

NetQuote, Inc.	web-based services	senior secured notes(4)(6) (9.50%, due May 1, 2011)	21,000,000	21,000,000	20,790,000

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5) (4.78%, due June 27, 2022)	2,838,656	1,490,894	1,447,714

Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.76%, due April 24, 2014)	14,575,446	13,609,015	12,462,006

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	10,000,000	9,872,792	7,825,000
		warrants to purchase common stock(7)	—	350,000	220,000

Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.24%, due November 29, 2013)	4,000,000	2,546,288	3,386,000

Punch Software LLC	software	senior secured notes(4)(7) (0.00%, due October 31, 2012)	2,100,000	1,595,643	1,625,400

QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.00%, due August 10, 2014)	3,632,149	3,342,189	3,232,613

Questia Media, Inc.	digital media	senior secured notes(3) (11.00%, due Jan. 29, 2010)	14,358,128	14,358,128	13,767,127

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (6.25%, due May 30, 2013)	14,500,000	14,510,534	11,890,000

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)(8)

Springboard Finance (aka “Skype”)	telecommunication services	first lien senior secured notes(4)(5) (9.00%, due November 19, 2014)	2,000,000	1,950,873	2,080,000

Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6) (4.01%, due March 29, 2011)	4,721,536	3,767,988	4,459,491

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(9)(10) (9.31%, due July 31, 2009)	15,000,000	15,000,000	1,500,000

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6) (13.58%, due December 31, 2010)	3,125,000	3,125,000	3,125,000
		warrants to purchase common stock(7)	—	0	0

Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6) (9.50%, due November 30, 2011)	6,626,109	5,263,940	6,311,369

X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6) (7.47%, due October 24, 2012)	3,994,865	3,470,463	3,823,086

Total Investments				$260,752,699	$200,251,123

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

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$6,888,136	$4,269,217	$12,093,583	$8,718,758
Distributions from securitization vehicles - equity investments	949,504	—	1,710,487	—
Commitment and amendment fee income	460,514	18,793	460,514	56,293
Other income	225	3,236	16,790	5,736

Total investment income from non-affiliated/non-control investments	8,298,379	4,291,246	14,281,374	8,780,787

From control investments:
Interest income - debt investments	432,173	628,953	1,005,269	1,262,720

Total investment income from control investments	432,173	628,953	1,005,269	1,262,720

Total investment income	8,730,552	4,920,199	15,286,643	10,043,507

EXPENSES
Compensation expense	239,484	225,953	479,196	451,905
Investment advisory fees	1,749,568	983,984	2,976,618	1,925,035
Professional fees	166,138	266,812	451,348	570,217
General and administrative	256,874	200,656	415,817	335,320

Total expenses	2,412,064	1,677,405	4,322,979	3,282,477

Net investment income	6,318,488	3,242,794	10,963,664	6,761,030

Net change in unrealized depreciation on investments	2,124,885	9,793,597	46,591,881	4,810,353

Net realized gains (losses) on investments	1,158,583	(3,337,183)	(29,969,743)	(3,315,156)

Net increase in net assets resulting from operations	$9,601,956	$9,699,208	$27,585,802	$8,256,227

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.24	$0.12	$0.41	$0.25
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.36	$0.36	$1.03	$0.31
Weighted average shares of common stock outstanding:
Basic and diluted	26,875,554	26,585,951	26,844,898	26,535,592

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Increase (decrease) in net assets from operations:
Net investment income	$10,963,664	$13,491,984
Net realized losses on investments	(29,969,743)	(10,513,051)
Net change in unrealized appreciation on investments	46,591,881	32,203,525

Net increase in net assets resulting from operations	27,585,802	35,182,458

Dividends from net investment income	(9,396,967)	(15,973,470)
Distributions from net realized capital gains	—	—
Tax return of capital distributions	—	—

Distributions to shareholders	(9,396,967)	(15,973,470)

Capital share transactions:
Reinvestment of dividends	888,955	1,516,257

Net increase in net assets from capital share transactions	888,955	1,516,257

Total increase in net assets	19,077,790	20,725,245
Net assets at beginning of period	224,091,995	203,366,750

Net assets at end of period (including over distributed net investment income of ($1,871,364) and ($3,438,061), respectively)	$243,169,785	$224,091,995

Capital share activity:
Shares issued from reinvestment of dividends	119,124	329,670

Net increase in capital share activity	119,124	329,670

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$27,585,802	$8,256,227
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used by) provided by operating activities:
Purchases of investments	(52,801,072)	(5,709,024)
Repayments of principal and reductions to investment cost value	28,616,633	20,297,112
Proceeds from the sale of investments	11,716,543	3,760,037
Increase in investments due to PIK	(285,849)	(11,160)
Net realized losses on investments	29,969,743	3,315,156
Net change in unrealized appreciation on investments	(46,591,881)	(4,810,353)
(Increase) decrease in interest receivable	(721,595)	510,422
Decrease (increase) in prepaid expenses and other assets	201,531	(11,512)
Amortization of discounts	(2,746,346)	(853,481)
Increase (decrease) in investment advisory fee payable	630,024	(303,467)
Increase in accrued expenses	282,893	118,647

Net cash (used by) provided by operating activities	(4,143,574)	24,558,604

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under dividend reinvestment plan of $888,955 and $746,869, respectively)	(8,508,012)	(7,213,409)

Net cash used by financing activities	(8,508,012)	(7,213,409)

Net (decrease) increase in cash and cash equivalents	(12,651,586)	17,345,195
Cash and cash equivalents, beginning of period	23,972,885	14,069,251

Cash and cash equivalents, end of period	$11,321,299	$31,414,446

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$888,955	$746,869

SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$1,500,919	$3,640,736
Securities sold not settled	$1,095,982	$—

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

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

NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 as a closed-end management investment company. The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return.

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

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, substantially all of the Company’s investments are based upon “Level 3” inputs. Approximately $4.1 million of the Company’s investments are based upon “Level 2” inputs as of June 30, 2010.

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

Typically, the Company’s bilateral debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that the Company may take into account in valuing its investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of TICC’s total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of TICC’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of TICC’s portfolio securities is based upon the grade assigned to each such security under TICC’s credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on the Company’s behalf, additional third party valuations with respect to both the Company’s bilateral portfolio securities and the Company’s syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

        Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which the Company holds. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to the market illiquidity and the lack of transactions since 2008, the Company has determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated investments may not be considered reliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10 and has determined that it is properly valuing the securities in its portfolio.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

During the past several quarters, the Company has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, the Company considers the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board of Directors for its determination of fair value of these investments.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at June 30, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$11.3	$0.0	$0.0	$11.3
Senior Secured Notes	0.0	4.1	184.5	188.6
CLO Debt	0.0	0.0	22.9	22.9
CLO Equity	0.0	0.0	6.5	6.5
Common Stock	0.0	0.0	6.0	6.0
Subordinated Notes	0.0	0.0	6.5	6.5
Preferred Shares	0.0	0.0	1.9	1.9
Warrants to purchase equity	0.0	0.0	0.4	0.4

Total	$11.3	$4.1	$228.7	$244.1

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

A reconciliation of the fair value of investments for three months ending June 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at March 31, 2010	$188.8	$14.2	$7.1	$7.1	$6.9	$1.3	$0.4	$225.8
Realized gains included in earnings	1.2	0.0	0.0	0.0	0.0	0.0	0.0	1.2
Unrealized appreciation included in earnings	3.4	0.1	(0.6)	(1.1)	0.0	0.6	0.0	2.4
Accretion of discount	1.3	0.2	0.0	0.0	0.0	0.0	0.0	1.5
Purchases	5.1	9.9	0.0	0.0	0.0	0.0	0.0	15.0
Repayments and Sales(1)	(15.3)	(1.5)	0.0	0.0	(0.4)	0.0	0.0	(17.2)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2010	$184.5	$22.9	$6.5	$6.0	$6.5	$1.9	$0.4	$228.7

The increase in unrealized appreciation for level 3 investments still held as of June 30, 2010 is approximately $2.3 million.

(1)	Includes PIK interest of approximately $200,000.

A reconciliation of the fair value of investments for six months ending June 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$5.5	$2.7	$0.0	$0.5	$195.9
Realized Losses included in earnings	(29.9)	0.0	0.0	0.0	0.0	0.0	0.0	(29.9)
Unrealized appreciation included in earnings	45.1	0.6	(0.6)	0.1	0.7	1.1	(0.1)	46.9
Accretion of discount	2.5	0.3	0.0	0.0	0.0	0.0	0.0	2.8
Purchases(1)	25.3	18.8	4.9	0.4	3.9	0.8	0.0	54.1
Repayments and Sales(2)	(38.6)	(1.7)	0.0	0.0	(0.8)	0.0	0.0	(41.1)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2010	$184.5	$22.9	$6.5	$6.0	$6.5	$1.9	$0.4	$228.7

The increase in unrealized appreciation for level 3 investments still held as of June 30, 2010 is approximately $15.4 million.

(1)	Purchases include rounding adjustments to reconcile period end balances.
(2)	Includes PIK interest of approximately $280,000.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2010 and December 31, 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$188.6	81.0%	$184.6	92.1%
CLO Debt	22.9	9.8%	4.9	2.5%
CLO Equity	6.5	2.8%	2.2	1.1%
Common Stock	6.0	2.6%	5.4	2.7%
Subordinated Notes	6.5	2.8%	2.7	1.4%
Preferred Stock	1.9	0.8%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$232.8	100.0%	$200.3	100.0%

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ending June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator for basic and diluted income per share – net increase in net assets resulting from investment income	$6,318,488	$3,242,794	$10,963,664	$6,761,030
Numerator for basic and diluted income per share–net increase in net assets resulting from operations	$9,601,956	$9,699,208	$27,585,802	$8,256,227
Denominator for basic and diluted income per share–weighted average shares	26,875,554	26,585,951	26,844,898	26,535,592
Basic and diluted net investment income per common share	$0.24	$0.12	$0.41	$0.25
Basic and diluted net increase in net assets resulting from operations per common share	$0.36	$0.36	$1.03	$0.31

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, is President and Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of TICC Management, does not take part in the management or participate in the operations of TICC Management; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TICC Management to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal, along with certain investment and administrative personnel of TICC Management, are invested. In addition, Mr. Cohen currently serves as Chief Executive Officer and Mr. Rosenthal currently serves as President of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that intends to invest primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management.

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

For the quarters ended June 30, 2010 and 2009, TICC incurred investment advisory fees of $1,749,568 and $983,984, respectively; for the six months ended June 30, 2010 and 2009, TICC incurred investment advisory fees of $2,976,618 and $1,925,035, respectively, of which $1,749,568 and $983,984 remained payable to TICC Management at the end of each respective period. Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended June 30, 2010 and 2009 respectively, TICC incurred $239,484 and $225,953 in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2010 and 2009, TICC incurred $479,196 and $451,905, respectively, in such expenses, of which $246,164 and $220,992 remained payable at the end of each respective period. TICC also incurred $20,162 and $19,645 for reimbursement of facility costs for the three months ended June 30, 2010 and 2009, respectively; for the six months ended June 30, 2010 and 2009, TICC incurred $40,190 and $39,779, of which amounts $6,810 and $6,550 remained payable at the end of each respective period.

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

On June 30, 2010, the Company paid a dividend of $0.20 per share. For the six month period ended June 30, 2010, the Company distributed $0.35 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2010 was $9.03, and at December 31, 2009 was $8.36. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2010 and 2009, the Company received approximately $204,000 and $11,200 in PIK interest, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded PIK interest of $286,000 and $11,200, respectively.

In addition, the Company recorded discount income of approximately $2.0 million and $439,900 for the three months ended June 30, 2010 and 2009, respectively, representing the amortization of discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”). The Company had discount income of approximately $3.5 million and $853,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 9. OTHER INCOME

The Company receives various fees in connection with its investments in portfolio companies, including commitment fees, origination fees and amendment fees. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. The Company recorded fee income of approximately $461,000 and $19,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded fee income of approximately $461,000 and $56,000, respectively.

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company received approximately $949,500 in such distributions during the quarter ended June 30, 2010, compared to $0 for the same period last year. The Company received distributions of approximately $1.7 million and $0 for the six months ended June 30, 2010 and 2009, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended June 30, 2010 and 2009, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ending June 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended June 30, 2010 (unaudited)	Three Months Ended June 30, 2009 (unaudited)	Six Months Ended June 30, 2010 (unaudited)	Six Months Ended June 30, 2009 (unaudited)
Per Share Data
Net asset value at beginning of period	$8.87	$7.46	$8.36	$7.68

Net investment income(1)	0.24	0.12	0.41	0.25
Net realized and unrealized capital gains (losses)(2)	0.12	0.24	0.62	0.06

Total from investment operations	0.36	0.36	1.03	0.31

Total distributions(3)	(0.20)	(0.15)	(0.35)	(0.30)

Effect of shares issued, net of offering expenses	0.00	(0.01)	(0.01)	(0.03)

Net asset value at end of period	$9.03	$7.66	$9.03	$7.66

Per share market value at beginning of period	$6.59	$3.51	$6.05	$3.80
Per share market value at end of period	$8.40	$4.41	$8.40	$4.41
Total return(4)	30.50%	29.91%	45.38%	25.13%
Shares outstanding at end of period	26,932,340	26,673,718	26,932,340	26,673,718
Ratios/Supplemental Data
Net assets at end of period (000’s)	$243,170	$204,410	$243,170	$204,410
Average net assets (000’s)	$240,404	$199,114	$233,010	$201,479
Ratio of expenses to average net assets (5)	4.01%	3.37%	3.71%	3.26%
Ratio of expenses, excluding interest expense, to average net assets(5)	4.01%	3.37%	3.71%	3.26%
Ratio of net investment income to average net assets(5)	10.51%	6.51%	9.41%	6.71%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains (losses) include rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2010, none of the distributions for 2010 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2010 and December 31, 2009, respectively, cash and cash equivalents consisted of:

	June 30, 2010	December 31, 2009
Eurodollar Time Deposit (due 7/1/10 and 1/4/10)	$11,300,000	$23,759,409

Total Cash Equivalents	11,300,000	23,759,409
Cash	21,299	213,476

Cash and Cash Equivalents	$11,321,299	$23,972,885

For the six month period ending June 30, 2010 and throughout the twelve months ending December 31, 2009, the Company elected to maintain most of its available cash in a non-interest bearing demand deposit.

NOTE 12. COMMITMENTS

As of June 30, 2010, the Company had issued a commitment to purchase an additional debt investment of approximately $909,100 on its debt investment in Birch Communications, Inc.

NOTE 13. SUBSEQUENT EVENTS

On July 1, 2010, the investment in the debt of Palm, Inc. of approximately $9.5 million was repaid at par as a result of the acquisition by Hewlett Packard, Inc.

As of July 13, 2010, the investment in the debt of NetQuote, Inc. of approximately $19.0 million was repaid at par.

On July 29, 2010, the Board of Directors declared a distribution of $0.22 per share for the third quarter, payable on September 30, 2010 to shareholders of record as of September 10, 2010.

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

•

an economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in this industry sector,

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

We currently concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. While the structure of our investments will vary, we invest primarily in the debt of established businesses. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of June 30, 2010, our debt investments had stated interest rates of between 3.10% and 15.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 6 and 144 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.0% including all investments in our portfolio.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended June 30, 2010, we recognized approximately $204,000 of interest income attributable to PIK associated with our investments in Cavtel Holdings, LLC, Allen Systems Group, Inc., Pegasus Solutions, Inc. and Workflow Management, Inc., compared to PIK income of approximately $11,200 during the quarter ended June 30, 2009.

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

During the quarter ended June 30, 2010, we closed approximately $15.0 million in portfolio investments, including additional investments of approximately $1.5 million in an existing portfolio company and approximately $13.5 million of investments in new portfolio companies. During the quarter ended June 30, 2010, we recognized a total of $10.8 million from principal repayments on debt investments, and we recognized approximately $6.6 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended June 30, 2010 in the amount of approximately $1.2 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2010, we had net unrealized gains of approximately $2.1 million, comprised of $9.5 million in gross unrealized appreciation, $7.0 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$4.4
Palm, Inc.	2.3
Stratus Technolgies, Inc. preferred equity	0.3
Cavtel Holdings, LLC	(0.3)
First Data Corporation	(0.3)
Stratus Technologies, Inc. common equity	(0.3)
Sargas CLO 2006-1A	(0.4)
Stratus Technolgies, Inc.	(0.8)
Integra Telecomm, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.5)
Other	(0.4)

Total	$2.1

During the quarter ended June 30, 2009, we recorded net realized losses of approximately $3.3 million due largely to losses associated with the partial sale of our debt investment in AKQA, Inc., of approximately $1.3 million, and the restructuring of our debt investment in Punch Software, LLC, of approximately $1.7 million.

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

These events, along with the deterioration of the housing market, have significantly diminished overall confidence in the debt and equity markets and constrained the availability of debt and equity capital for the market as a whole, and the financial services sector in particular. Further, these and other events have also led to rising unemployment, deteriorating consumer confidence and a general reduction in spending by both consumers and businesses. During 2009 the syndicated corporate loans market experienced both unprecedented price declines and unprecedented volatility. While prices remain depressed across most sectors and ratings categories, we witnessed a strong upward move during the second half of 2009, which has now continued into the first half of 2010. Despite continued discounts from par values, and largely as a result of the recent increase in loan prices combined with broadly worrisome macroeconomic fundamentals, our view is that certain larger-issuer broadly syndicated corporate loans do not adequately reflect the spreads necessary to compensate investors for the risks involved. As such, we continue to focus more heavily on middle-market issues and, opportunistically, on certain structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, where we believe greater opportunity currently resides. We have and continue to track a large number of loans and CLO investment vehicles, and note that the overall health of the middle-market sector seems to have improved meaningfully over the past year. We have recently made a number of selective purchases and continue to favor those lower-leveraged companies which stand to benefit from long-tailed revenue streams attached to lower-risk counterparties. We believe that, especially in the case of less-liquid middle-market loans, supply and demand issues will likely continue to outweigh issuer operating fundamentals creating opportunities to acquire certain middle-market loans at attractive prices. In view of the more permanent nature of our asset base (relative to many other investors active in the syndicated corporate loan market), and given our strong current cash position, we regard that as a potentially beneficial dynamic.

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

We adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our investments are based upon “Level 3” inputs. Approximately $4.1 million of our investments are based upon “Level 2” inputs as of June 30, 2010.

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

Typically, our bilateral debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that we may take into account in valuing our investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when we have a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to the market illiquidity and the lack of transactions since 2008, we determined that the current agent bank non-binding indicative bids for the substantial majority of our syndicated investments may not be considered reliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, we have engaged third-party valuation firms to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

During the past several quarters, the Company has acquired a number of debt and equity positions in CLO investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, the Company considers the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board of Directors for its determination of fair value of these investments.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at June 30, 2010 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$11.3	$0.0	$0.0	$11.3
Senior Secured Notes	0.0	4.1	184.5	188.6
CLO Debt	0.0	0.0	22.9	22.9
CLO Equity	0.0	0.0	6.5	6.5
Common Stock	0.0	0.0	6.0	6.0
Subordinated Notes	0.0	0.0	6.5	6.5
Preferred Shares	0.0	0.0	1.9	1.9
Warrants to purchase equity	0.0	0.0	0.4	0.4

Total	$11.3	$4.1	$228.7	$244.1

A reconciliation of the fair value of investments for three months ending June 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at March 31, 2010	$188.8	$14.2	$7.1	$7.1	$6.9	$1.3	$0.4	$225.8
Realized gains included in earnings	1.2	0.0	0.0	0.0	0.0	0.0	0.0	1.2
Unrealized appreciation included in earnings	3.4	0.1	(0.6)	(1.1)	0.0	0.6	0.0	2.4
Accretion of discount	1.3	0.2	0.0	0.0	0.0	0.0	0.0	1.5
Purchases	5.1	9.9	0.0	0.0	0.0	0.0	0.0	15.0
Repayments and Sales(1)	(15.3)	(1.5)	0.0	0.0	(0.4)	0.0	0.0	(17.2)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2010	$184.5	$22.9	$6.5	$6.0	$6.5	$1.9	$0.4	$228.7

The increase in unrealized appreciation for level 3 investments still held as of June 30, 2010 is approximately $2.3 million.

1.	Includes PIK interest of approximately $200,000.

A reconciliation of the fair value of investments for six months ending June 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$5.5	$2.7	$0.0	$0.5	$195.9
Realized Losses included in earnings	(29.9)	0.0	0.0	0.0	0.0	0.0	0.0	(29.9)
Unrealized appreciation included in earnings	45.1	0.6	(0.6)	0.1	0.7	1.1	(0.1)	46.9
Accretion of discount	2.5	0.3	0.0	0.0	0.0	0.0	0.0	2.8
Purchases(1)	25.3	18.8	4.9	0.4	3.9	0.8	0.0	54.1
Repayments and Sales(2)	(38.6)	(1.7)	0.0	0.0	(0.8)	0.0	0.0	(41.1)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2010	$184.5	$22.9	$6.5	$6.0	$6.5	$1.9	$0.4	$228.7

The increase in unrealized appreciation for level 3 investments still held as of June 30, 2010 is approximately $15.4 million.

(1)	Purchases include rounding adjustments to reconcile period end balances.
(2)	Includes PIK interest of approximately $280,000.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2010 and December 31, 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$188.6	81.0%	$184.6	92.1%
CLO Debt	22.9	9.8%	4.9	2.5%
CLO Equity	6.5	2.8%	2.2	1.1%
Common Stock	6.0	2.6%	5.4	2.7%
Subordinated Notes	6.5	2.8%	2.7	1.4%
Preferred Stock	1.9	0.8%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$232.8	100.0%	$200.3	100.0%

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $232.8 million and $200.3 million as of June 30, 2010 and December 31, 2009, respectively. The increase in investments during the six month period was due primarily to new portfolio investments of approximately $54.3 million and net unrealized appreciation of approximately $46.6 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $41.4 million, and net realized losses of approximately $30.0 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2010, we received proceeds of approximately $10.8 million resulting primarily from repayments and recurring amortization payments on outstanding balances on our debt investments, whereas for the year ended December 31, 2009, we had repayments and amortization payments of approximately $68.9 million. The repayments on our debt investments during the quarter ended June 30, 2010, of approximately $10.8 million, largely consisted of repayment of our original investment in senior secured notes issued by Stratus Technologies, Inc. of approximately $4.7 million and repayment of our senior secured notes issued by Punch Software, LLC of approximately $2.1 million. Also, during the quarter ended June 30, 2010, we recognized proceeds of approximately $6.6 million from the sale of investments, primarily in Palm, Inc. for approximately $4.5 million. For the year ended December 31, 2009, we recognized proceeds of approximately $14.0 million from the sales of investments.

As of June 30, 2010, we had investments in debt securities of, or loans to, 42 portfolio companies, with a fair value of approximately $211.5 million, and equity investments in 10 portfolio companies, with a fair value of approximately $21.3 million. As of December 31, 2009, we had investments in debt securities of, or loans to, 33 portfolio companies, with a fair value of approximately $192.2 million, and equity investments in 8 portfolio companies, with a fair value of approximately $8.1 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2010 and the year ended December 31, 2009 follows:

	June 30, 2010	December 31, 2009
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$200.3	$189.6
Portfolio Investments Acquired	54.3	68.9
Debt Repayments	(28.6)	(68.9)
Sales of Securities	(12.8)	(14.0)
Payment in Kind	0.3	0.2
Original Issue Discount	2.7	2.8
Net Unrealized Appreciation	46.6	32.2
Net Realized Losses	(30.0)	(10.5)

Ending Investment Portfolio	$232.8	$200.3

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended June 30, 2010 and the year ended December 31, 2009:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2010	$15.0	$10.8	$6.6
March 31, 2010	39.3	17.8	6.2

Total	$54.3	$28.6	$12.8

December 31, 2009	$33.0	$23.3	$6.0
September 30, 2009	24.5	23.2	4.2
June 30, 2009	11.4	18.9	3.8
March 31, 2009	0.0	3.5	0.0

Total	$68.9	$68.9	$14.0

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$188.6	81.0%	$184.6	92.1%
CLO Debt	22.9	9.8%	4.9	2.5%
CLO Equity	6.5	2.8%	2.2	1.1%
Common Stock	6.0	2.6%	5.4	2.7%
Subordinated Notes	6.5	2.8%	2.7	1.4%
Preferred Shares	1.9	0.8%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$232.8	100.0%	$200.3	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions )		(dollars in millions )
Software	$42.6	18.3%	$44.8	22.4%
Structured finance	29.4	12.6%	7.1	3.5%
Web-based services	19.0	8.2%	20.8	10.4%
Enterprise software	18.6	8.0%	12.1	6.0%
Semiconductor capital equipment	19.1	8.2%	8.4	4.2%
Telecommunications services	15.8	6.8%	10.9	5.5%
IT value-added reseller	15.7	6.7%	14.8	7.4%
Computer hardware	10.4	4.5%	4.5	2.2%
Consumer electronics	9.5	4.1%	12.5	6.2%
Advertising	8.3	3.5%	8.2	4.1%
Printing and document management	5.6	2.4%	6.3	3.1%
Printing and publishing	5.2	2.2%	3.2	1.6%
Grocery	5.0	2.1%	4.9	2.4%
Shipping and transportation	4.7	2.0%	4.8	2.4%
Retail food products	4.5	2.0%	4.7	2.4%
Business services	4.1	1.8%	4.4	2.2%
Food products manufacturer	3.9	1.7%	0.0	0.0%
Healthcare	3.8	1.6%	3.4	1.7%
Auto Parts manufacturer	3.0	1.3%	0.0	0.0%
IT consulting	2.6	1.1%	3.1	1.6%
Interactive voice messaging service	2.0	0.9%	2.0	1.0%
Real estate development	0.0	0.0%	1.5	0.7%
Digital media	0.0	0.0%	13.8	6.9%
Digital imaging	0.0	0.0%	4.1	2.1%

	$232.8	100.0%	$200.3	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2010 and December 31, 2009, our portfolio had a weighted average grade of 2.5 and 2.5, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2010 and December 31, 2009, our debt investment portfolio was graded as follows:

		June 30, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)

1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$23.6	8.8%	$23.5	10.8%

2	Full repayment of principal and interest is expected.	132.4	49.5%	110.7	50.8%

3	Closer monitoring is required. Full repayment of principal and interest is expected.	93.2	34.8%	81.8	37.5%

4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%

5	A loss of some portion of principal is expected.	18.5	6.9%	2.0	0.9%

		$267.7	100.0%	$218.0	100.0%

		December 31, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)

1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$26.0	9.7%	$25.5	13.3%

2	Full repayment of principal and interest is expected.	94.3	35.1%	84.9	44.2%

3	Closer monitoring is required. Full repayment of principal and interest is expected.	73.9	27.5%	65.7	34.2%

4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%

5	A loss of some portion of principal is expected.	74.3	27.7%	16.0	8.3%

		$268.5	100.0%	$192.1	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

American Integration Technologies, LLC (“AIT”) was rated a “5” as of the end of 2008. Throughout 2009 and the first six months of 2010, business conditions improved and AIT resumed cash interest payments to TICC starting in April 2010. TICC’s investment rating of the AIT debt was changed to a “3” as of June 30, 2010.

Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2010 to the three months ended June 30, 2009.

Investment Income

As of June 30, 2010, our debt investments had stated interest rates of between 3.10% and 15.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 6 and 144 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.0% including all investments in the portfolio, compared to 7.3% as of June 30, 2009.

Investment income for the three months ended June 30, 2010 was approximately $8.7 million compared to approximately $4.9 million for the three months ended June 30, 2009. This increase was due largely to an increase in the principal value on income producing investments, greater return on our investment portfolio due to the amortization of discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing investments as of June 30, 2010 and 2009 was approximately $249.2 million and $202.4 million, respectively. For the three months ended June 30, 2010, investment income consisted of approximately $5.1 million in cash interest from portfolio investments, approximately $1.5 million in amortization of original issue and market discount, approximately $493,000 of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $950,000 distributions from the equity interest in securitized vehicle investments and approximately $204,000 in PIK interest.

For the three months ended June 30, 2010, fee income of approximately $461,000 was recorded, compared to fee income of approximately $19,000 for the same period in 2009. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Operating expenses for the quarter ended June 30, 2010 were approximately $2.4 million. This amount consisted of investment advisory fees, compensation expense, professional fees, and general and administrative expenses. Expenses increased approximately $700,000 from the quarter ended June 30, 2009, attributable primarily to higher investment advisory fees. Operating expenses for the quarter ended June 30, 2009 were approximately $1.7 million.

The investment advisory fee for the second quarter of 2010 was approximately $1.7 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment advisory incentive fee of approximately $433,000. The investment advisory fee in the comparable period in 2009 was approximately $1.0 million, which represented only the base fee for the period. The increase of approximately $766,000 is due to an increase in average gross assets and an increase in pre-incentive fee net investment income. At each of June 30, 2010 and December 31, 2009, respectively, approximately $1.7 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Compensation expenses were approximately $239,000 for the quarter ended June 30, 2010, compared to approximately $226,000 for the quarter ended June 30, 2009, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer and our controller, and other administrative support personnel. At June 30, 2010 and December 31, 2009, respectively, approximately $246,000 and $0 of compensation expenses remained payable.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $166,000 for the quarter ended June 30, 2010, compared to approximately $267,000 for the quarter ended June 30, 2009. This was the result of a decrease in fees for valuation services of approximately $71,000 and lower legal costs of approximately $22,000 incurred during the quarter ended June 30, 2010.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $257,000 for the three months ended June 30, 2010 compared to approximately $201,000 for the same period in 2009. This increase was a result of greater proxy related costs of approximately $58,000. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2010, we recorded net realized gains on investments of approximately $1.2 million, which largely represent the gains associated with the repayment of our debt investments in Stratus Technology, Inc. (approximately $766,000) and Punch Software, LLC (approximately $400,000).

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2010, we had net unrealized gains of approximately $2.1 million, comprised of $9.5 million in gross unrealized appreciation, $7.0 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

American Integration Technologies, LLC	$4.4
Palm, Inc.	2.3
Stratus Technologies, Inc. preferred equity	0.3
Cavtel Holdings, LLC	(0.3)
First Data Corporation	(0.3)
Stratus Technologies, Inc. common equity	(0.3)
Sargas CLO 2006-1A	(0.4)
Stratus Technolgies, Inc.	(0.8)
Integra Telecomm, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.5)
Other	(0.4)

Total	$2.1

During the quarter ended June 30, 2009, we recorded net realized losses of approximately $3.3 million due largely to losses associated with the partial sale of our debt investment in AKQA, Inc. of approximately $1.3 million, and the restructuring of our debt investment in Punch Software, LLC, of approximately $1.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2009, we had net unrealized gains of approximately $9.8 million comprised of $14.6 million in unrealized appreciation, $7.7 million in unrealized depreciation and approximately $2.9 million relating to the reversal of prior period net unrealized depreciation. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2009 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

Punch Software, LLC	$2.2
AKQA, Inc.	2.2
Palm, Inc.	1.9
Questia Media, Inc.	1.4
Cavtel Holdings, LLC	1.4
GXS Worldwide Inc.	1.3
Hyland Software, Inc.	1.1
Segovia, Inc.	1.1

Portfolio Company	Unrealized appreciation (depreciation)

NetQuote, Inc.	0.8
SCS Holdings II, Inc.	0.7
Power Tools, Inc.	0.7
American Integration Technologies, LLC	(1.6)
Box Services, LLC	(2.2)
WAICCS Las Vegas, LLC	(3.2)
Other	2.0

Total	$9.8

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended June 30, 2010 and 2009 was $6.3 million and $3.2 million, respectively. This increase was due largely to a greater return on our investment portfolio due to amortization of discounts on new debt investments, distributions from the equity interests in our securitization vehicle investments as well as from an increase of the principal value of income producing investments.

Based on a weighted-average of 26,875,554 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2010 was approximately $0.24 for basic and diluted, compared to approximately $0.12 per share for the same period in 2009.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $9.6 million for the quarter ended June 30, 2010, compared to a net increase of approximately $9.7 million for the comparable period in 2009. The increase from net investment income and realized gains on investments in 2010 was offset by lower net unrealized appreciation on investments.

Based on a weighted-average of 26,875,554 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2010 was approximately $0.36 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.36 per share for the same period in 2009.

Please see “—Portfolio Grading” above for more information.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2010 to the six months ended June 30, 2009.

Investment Income

As of June 30, 2010, our debt investments had stated interest rates of between 3.10% and 15.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 6 and 144 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.0% including all investments in the portfolio, compared to 7.3% as of June 30, 2009.

Investment income for the six months ended June 30, 2010 was approximately $15.3 million compared to approximately $10.0 million for the six months ended June 30, 2009. This increase was due largely to an increase in the principal value of income producing investments, an increase in the amortization of discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing investments for the six months ended June 30, 2010 and 2009 was approximately $249.2 million and $202.4 million, respectively. For the six months ended June 30, 2010, investment income consisted of approximately $9.4 million in cash interest from portfolio investments, approximately $2.7 million in amortization of original issue discount, approximately $709,000 of market discount income, approximately $1.7 million in distribution income and approximately $286,000 in PIK interest income.

For the six months ended June 30, 2010, fee income of approximately $461,000 was recorded, compared to fee income of approximately $56,000 for the same period in 2009. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were approximately $4.3 million. This amount consisted of investment advisory fees, compensation expense, professional fees, and general and administrative expenses. Expenses increased approximately $1.0 million from the six months ended June 30, 2009, attributable primarily to higher investment advisory fees. Operating expenses for the six months ended June 30, 2009 were approximately $3.3 million.

The investment advisory fee for the six months ended June 30, 2010 was approximately $3.0 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $518,000. The investment advisory fee in the comparable period in 2009 was approximately $1.9 million which consisted of the base fee for the period as well as incentive fees of approximately $47,000. The increase of approximately $1.1 million is due to an increase in average gross assets and the increase in pre-incentive fee net investment income. At each of June 30, 2010 and December 31, 2009, respectively, approximately $1.7 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Compensation expenses were approximately $479,000 for the six months ended June 30, 2010, compared to approximately $452,000 for the comparable period in 2009, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer, our controller, and other administrative support personnel. At June 30, 2010 and December 31, 2009, respectively, approximately $246,000 and $0 of compensation expenses remained payable.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $451,000 for the six months ended June 30, 2010, compared to approximately $570,000 for the comparable period in 2009. This was primarily the result of decreases in fees for valuation services of approximately $58,000 as well as legal costs of approximately $109,000 incurred during the six months ended June 30, 2010. These costs were partially offset by increased consulting fees of approximately $40,000 incurred during the six months ended June 30, 2010.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $416,000 for the six months ended June 30, 2010 compared to approximately $335,000 for the same period in 2009. This increase was primarily the result of greater proxy related costs of approximately $58,000. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2010, we recorded net realized losses on investments of approximately $30.0 million, which largely represents the loss of approximately $22.9 million on our investment in The CAPS Group as well as the loss of approximately $7.8 million on our investment in Box Services, LLC.

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2010, we had net unrealized gains of approximately $46.6 million, comprised of $24.6 million in gross unrealized appreciation, $8.7 million in gross unrealized depreciation and approximately $30.7 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

The CAPS Group	$22.9
American Integration Technologies, LLC	10.4
Box Services, LLC	7.8
Pegasus Solutions, Inc.	1.7
Palm, Inc.	1.7
SCS Holdings II, Inc.	1.2
Algorithmic Implementations, Inc.	0.9
Pegasus Solutions, Inc. preferred equity	0.7
Stratus Technologies, Inc. high yield notes	0.7
Fusionstorm, Inc.	0.7
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
Power Tools, Inc.	0.4
Cavtel Holdings, LLC	(0.5)
Integra Telecomm, Inc.	(0.6)
Stratus Technologies, Inc. senior secured notes	(0.7)
Sargas CLO 2006-1A	(0.7)
WAICCS Las Vegas, LLC	(1.5)
Other	0.4

Total	$46.6

For the six months ended June 30, 2009, we had a net realized loss on investments of approximately $3.3 million, which is primarily comprised of the loss on the partial sale of our debt investment in AKQA, Inc., of approximately $1.3 million, as well as approximately $1.9 million resulting from the repayment of notes held in, and sale of warrants issued by, Punch Software, LLC. New notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date.

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

Portfolio Company	Unrealized appreciation (depreciation)

Palm, Inc.	$2.8
Punch Software, LLC	2.4
AKQA, Inc.	2.2

Portfolio Company	Unrealized appreciation (depreciation)

Segovia, Inc.	2.0
Cavtel Holdings, LLC	1.4
NetQuote, Inc.	1.3
GXS Worldwide Inc.	1.2
Hyland Software, Inc.	1.1
SCS Holdings II, Inc.	0.7
Power Tools, Inc.	0.7
Questia Media, Inc.	0.7
Fusionstorm, Inc.	0.6
Krispy Kreme Doughnut Corporation	0.5
WHITTMANHART, Inc.	0.4
Arise Virtual Solutions, Inc.	0.4
Stratus Technologies, Inc.	0.3
Ai Squared	(0.4)
The CAPS Group term A notes	(1.4)
Box Services, LLC	(2.2)
American Integration Technologies, LLC	(3.1)
WAICCS Las Vegas, LLC	(6.9)
Other	0.1

$4.8

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2010 and 2009 was $11.0 million and $6.8 million, respectively. This increase was due largely to a greater return on our investment portfolio due to market discounts on new debt investments, distributions from the equity interests in our securitization vehicle investments as well as from an increase of the principal balance on income producing assets.

Based on a weighted-average of 26,844,898 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the six months ended June 30, 2010 was approximately $0.41 for basic and diluted, compared to approximately $0.25 per share for the same period in 2009.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $27.6 million for the six months ended June 30, 2010, compared to a net increase of approximately $8.3 million for the comparable period in 2009. This net increase in net assets was attributable to greater net unrealized appreciation on investments and increased net investment income, partially offset by net realized losses on investments.

Based on a weighted-average of 26,844,898 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2010 was approximately $1.03 for basic and diluted, compared to a net increase in net assets of approximately $0.31 per share for the same period in 2009.

Please see “—Portfolio Grading” above for more information.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2010, cash and cash equivalents decreased from approximately $24.0 million at the beginning of the period to approximately $11.3 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $4.1 million, largely reflecting net investment income (approximately $11.0 million) as well as proceeds from principal repayments and sales of investments (approximately $40.3 million), offset by the purchases of new investments (approximately $52.8 million). During the period, net cash used in financing activities was approximately $8.5 million reflecting the distribution of dividends.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $3.0 million for investment advisory services and $416,000 for administrative services for the six months ended June 30, 2010.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal 2010
July 29, 2010	September 10, 2010	September 30, 2010	$0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.57

Date Declared	Record Date	Payment Date	Amount

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25

Date Declared	Record Date	Payment Date	Amount
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$6.49	(5)

(1)	Distributions for the fiscal year ended December 31, 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that intends to invest primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management.

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

RECENT DEVELOPMENTS

On July 1, 2010, the investment in the debt of Palm, Inc. of approximately $9.5 million was repaid at par as a result of the acquisition by Hewlett Packard, Inc.

As of July 13, 2010, the investment in the debt of NetQuote, Inc. of approximately $19.0 million was repaid at par.

On July 29, 2010, the Board of Directors declared a distribution of $0.22 per share for the third quarter, payable on September 30, 2010 to shareholders of record as of September 10, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2010, three debt investments in our portfolio were at a fixed rate, and the remaining thirty-nine debt investments were at variable rates, representing approximately $23.0 million and $244.7 million in principal debt, respectively. At June 30, 2010, $226.2 million of our variable rate investments were income producing. The variable rates are based upon LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying rate, and no other change in our portfolio as of June 30, 2010. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase approximately $2.3 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of June 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A large number of entities compete with us to make the types of investments that we make. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, including other business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We utilize the services of a third party valuation firm which prepares valuations for each of our bilateral portfolio securities that, when combined with all other investments in the same portfolio company (i) have a value as of the previous quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our bilateral portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly.

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

The U.S. capital markets have been experiencing high levels of volatility and disruption for more than two years, and the U.S. economy may still be in a period of recession or slow growth. Disruptions in the capital markets have increased the spreads between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current adverse economic conditions could impair our portfolio companies and harm our operating results.

Many of the companies in which we have made or will make investments may be susceptible to the current adverse economic conditions, which may affect the ability of a company to repay our loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, our nonperforming assets may increase, and the value of our portfolio may decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of our loans and the value of our equity investments. The current adverse economic conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and the value of our assets. Since 2008, we have experienced significant losses on our portfolio investments, which was in part attributable to the current adverse economic conditions in the industries in which those portfolio companies operate.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,932,340 shares are issued and outstanding as of June 30, 2010. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

Currently, we do not have a credit facility in place and do not have any other outstanding borrowings. However, to the extent we employ leverage in the future, a portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest.

Currently, only three of our debt investments are at a fixed rate, while the others are at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. Further, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that intends to invest primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners, TICC, Oxford Lane Capital Corp. and Oxford Lane Management serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we have historically focused on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria. As a result, a market downturn, including a downturn in the sectors in which we invest, could materially adversely affect us.

The sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

We invest in companies which may have relatively short operating histories. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. Also, the technology-related sector, on which we have historically focused, in particular, is generally characterized by abrupt business cycles and intense competition. The cyclical economic downturn has resulted in substantial decreases in the market capitalization of many companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in valuations will be insubstantial or temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.

In addition, because of rapid technological change, the average selling prices of products and some services provided by the technology-related sector, on which we have historically focused, have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by some of our portfolio companies may decrease over time, which could adversely affect their operating results and their ability to meet their obligations under their debt securities, as well as the value of any equity securities, that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

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

The incentive fee payable by us to TICC Management may create an incentive for TICC Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee on “Pre-Incentive Fee Net Investment Income” is determined, which is calculated as a percentage of the return on invested capital, may encourage TICC Management to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TICC Management may also receive an incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during the current economic downturn.

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

From time to time we have and may invest in debt and residual value interests of collateralized loan obligation, or “CLO,” vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the underlying companies. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of debt holders senior to us in such CLOs.

Some instruments issued by CLO vehicles may not be readily marketable and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value.

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

Our shares have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009, and had remained below our net asset value per share through the first seven months of 2010. We cannot assure you when or if this trend will change. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2010, we issued a total of 119,124 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $889,000.

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

TICC CAPITAL CORP.

Date: August 6, 2010	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: August 6, 2010	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)