Form 10-Q
period 2010-09-30
TICC Capital Corp.
filed 2010-11-05
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 4, 2010 was 26,989,408.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Investments, at fair value (cost: $245,890,044@ 9/30/10; $260,752,699 @ 12/31/09)
Non-affiliated/non-control investments (cost: $227,443,530 @ 9/30/10; $241,169,345 @ 12/31/09)	$217,377,950	$180,226,123
Control investments (cost: $18,446,514 @ 9/30/10; $19,583,354 @ 12/31/09)	19,575,000	20,025,000

Total investments at fair value	236,952,950	200,251,123

Cash and cash equivalents	13,138,904	23,972,885
Interest receivable	2,303,128	860,271
Prepaid expenses and other assets	106,743	256,012

Total assets	$252,501,725	$225,340,291

LIABILITIES
Investment advisory fee payable to affiliate	$1,710,056	$1,119,544
Accrued expenses	513,515	128,752

Total liabilities	2,223,571	1,248,296

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 26,989,408 and 26,813,216 issued and outstanding, respectively	269,894	268,132
Capital in excess of par value	321,653,729	320,175,874
Net unrealized depreciation on investments	(8,937,094)	(60,501,576)
Accumulated net realized losses on investments	(61,515,057)	(32,412,374)
Distributions in excess of investment income	(1,193,318)	(3,438,061)

Total net assets	250,278,154	224,091,995

Total liabilities and net assets	$252,501,725	$225,340,291

Net asset value per common share	$9.27	$8.36

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,675,000

Airvana Network Solutions, Inc.	software	senior secured notes (4)(6)	$10,155,556	9,974,804	10,041,306
		(11.00%, due August 27, 2014)

AKQA, Inc.	advertising	senior secured notes(4)(6)	8,390,502	8,390,502	8,247,863
		(4.79%, due March 20, 2013)

Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)	15,675,000	15,446,514	15,675,000
(d/b/a “Ai Squared”)		(9.84%, due September 11, 2013)
		common stock	—	3,000,000	3,900,000

Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5)	3,566,828	3,447,969	3,531,160
		(13.00%, due April 19, 2014)

American Integration Technologies, LLC	semiconductor capital	senior secured notes(4)(5)	25,401,906	21,493,858	22,607,696
	equipment	(11.75%, due December 31, 2013)

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5)	3,659,805	1,678,973	1,646,912
		(3.95%, due April 25, 2019)

Band Digital Inc.	IT consulting	senior secured notes(4)(6)	2,625,000	2,625,000	2,625,000
(f/k/a “WHITTMANHART, Inc.”)		(15.58%, due December 31, 2011)
		warrants to purchase common stock(7)	—	0	0

Birch Communications, Inc.	telecommunication services	senior secured notes(4)	4,090,909	4,090,909	4,090,909
		(15.00%, due June 21, 2015)

Canaras CLO - 2007-1A E	structured finance	CLO secured notes(4)(5)	3,500,000	1,785,493	1,820,000
		(4.64%, due June 19, 2021)

Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6)	6,040,396	4,402,831	6,055,497
		(9.50%, due December 31, 2012)

CIFC CLO - 2006-1A B2L	structured finance	CLO secured notes(4)(5)	3,247,284	1,573,967	1,623,642
		(4.52%, due October 20, 2020)

Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)(6)	1,831,690	918,941	1,025,746
		(4.47, due July 25, 2018)

Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6)	4,718,750	4,611,532	4,671,563
		(9.50%, due August 31, 2014)

Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5)	4,962,500	4,837,376	4,939,772
		(12.00%, due October 1, 2014)

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)	2,612,988	1,513,808	1,476,338
		(5.05%, due June 1, 2017)

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6)	2,200,000	2,173,357	2,126,025
		(11.74%, due October 2, 2011)
		warrants to purchase common stock(7)	—	725,000	150,000

GenuTec Business Solutions, Inc.	interactive voice messaging	senior secured notes(4)(5)(7)	3,476,000	3,042,025	2,000,000
	services	(0.0%, due October 30, 2014)
		convertible preferred stock(7)	—	1,500,000	0

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

GXS Worldwide Inc.	software	senior secured notes(5)	8,000,000	7,880,342	7,920,000
		(9.75%, due June 15, 2015)

Harch CLO II LTD 2005-2a e	structured finance	CDO secured notes(4)(5)	4,819,262	2,337,866	2,409,631
		(5.51%, due October 22, 2017)

Hewetts Island CDO 2007 - 1RA E	structured finance	CDO secured notes(4)(5)(6)	3,201,735	1,850,634	1,985,076
		(7.15%, due November 12, 2019)

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)	6,641,328	3,445,142	3,785,557
		(6.17%, due August 9, 2017)

Hewetts Island CDO IV 2006-4X E BB	structured finance	CDO secured notes(4)(5)	3,251,816	1,463,621	1,695,172
		(4.97%, due May 9, 2018)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)	2,925,000	2,841,973	2,939,625
		(10.50%, due March 30, 2015)

Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5)	2,244,290	1,261,559	1,391,460
		(7.28%, due October 15, 2016)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,946,616	10,989,000
		(6.88%, due June 30, 2014)

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	1,959,011

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6)	4,063,526	3,811,422	4,022,890
		(10.75%, due February 16, 2014)

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)	3,722,086	2,119,622	2,521,341
		(5.55%, due June 1, 2017)

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)	2,828,018	1,452,983	1,496,022
		(4.04%, due December 15, 2018)

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)	4,000,000	1,810,670	1,840,000
		(4.28%, due April 11, 2021)

Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6)	2,706,177	1,446,161	1,434,274
		(2.37%, due November 1, 2017)

Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5)	5,000,000	2,703,321	3,050,000
		(7.03%, due July 25, 2018)

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)	3,322,992	1,798,239	1,860,876
		(4.35%, due October 26, 2020)

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)	3,649,700	1,949,818	1,952,590
		(5.03%, due June 27, 2022)

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)	2,975,230	2,724,700	2,838,369
		(7.75%, due April 17, 2013)
		second lien senior secured notes(3)(5)(6)	4,967,789	2,742,888	4,525,656
		(13.00%, due April 15, 2014)
		common equity(7)	—	62,595	154,710
		preferred equity(7)	—	657,247	1,451,174

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2010

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	9,250,000	9,152,642	7,862,500
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)	—	350,000	270,000

Prodigy Health Group	healthcare	second lien senior secured notes(4)(5)	3,466,667	2,405,898	3,328,000
		(8.26%, due November 29, 2013)

Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)	9,900,000	4,146,575	4,356,000
		(4.47%, due October 20, 2022)

QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)	5,505,392	5,141,676	5,156,736
		(8.25%, due August 10, 2014)

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	4,040,000

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)	7,500,000	7,508,204	6,750,000
		(6.29%, due May 30, 2013)

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)	4,040,410	3,945,765	4,080,813
		(15.00%, due March 31, 2016)

Shield Finance Co.	software	first lien term notes(4)(5)(6)	5,955,000	5,720,300	5,761,463
		(7.75%, due June 15, 2016)

SonicWall, Inc.	software	first lien senior secured notes(4)(5)	2,000,000	1,941,583	2,000,000
		(8.25%, due January 23, 2016)
		second lien senior secured notes(4)(5)	5,000,000	4,852,834	4,900,000
		(12.00%, due January 23, 2017)

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)	10,000,000	9,139,894	9,930,000
		(12.00%, due March 29, 2015)
		common equity(7)	—	377,928	0
		preferred equity(7)	—	186,622	431,480

U.S. Telepacific Corp.	telecommunication services	senior secured notes(4)(5)	3,980,000	3,955,040	3,984,975
		(9.25%, due August 4, 2011)

Vision Solutions, Inc	software	senior secured notes(4)(5)	6,000,000	5,765,559	5,880,000
		(7.75%, due July 23, 2016)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(10)(11)	15,000,000	15,000,000	0
		(9.31%, due July 31, 2009)

Workflow Management, Inc.	printing & document	first lien senior secured notes(3)(4)(5)(6)(12)	5,632,355	4,901,349	5,069,120
	management	(8.00%, due November 30, 2011)

Total Investments				$245,890,044	$236,952,950

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

SEPTEMBER 30, 2010

(unaudited)

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which TICC may be deemed to control, TICC does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, TICC would be presumed to “control” a portfolio company if TICC owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if TICC owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at September 30, 2010, investments at fair value are categorized as follows: senior secured notes (71.3%), subordinated notes (2.5%), CLO debt (14.9%), CLO equity (2.7%), common stock (2.4%), preferred stock (0.8%) and warrants to purchase equity securities (0.2%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is 12,970,424; aggregate gross unrealized depreciation for federal income tax purposes is $21,800,188. Net unrealized depreciation is $8,829,764 based upon a tax cost basis of $245,782,714.
(10)	Debt investment on non-accrual status at the relevant period end.
(11)	In 2009, the maturity date on our investment in WAICCS Las Vegas, LLC (“WAICCS”) became July 31, 2009 as a result of the failure of WAICCS’ equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and, as of September 30, 2010, the maturity date has not been revised as the interest reserves have not yet been pre-funded.
(12)	Workflow Management, Inc. filed for Chapter 11 bankruptcy protection on September 29, 2010.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2) (8)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,200,000

AKQA, Inc.	advertising	senior secured notes(4)(6)	$8,491,848	8,491,848	8,143,682
		(4.75%, due March 20, 2013)

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6)	17,025,000	16,583,354	17,025,000
		(9.84%, due September 11, 2013)
		common stock	—	3,000,000	3,000,000

Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5)	3,514,000	3,361,190	3,393,927
		(13.00%, due April 19, 2014)

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(6)(7)(10)	20,950,000	20,950,000	8,380,000
		(13.75%, due April 29, 2011)

Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5)	2,000,000	1,396,221	1,615,000
		(7.00%, due October 13, 2013)

Box Services, LLC	digital imaging	senior secured notes(4)(6)	11,915,170	11,915,170	4,106,563
		(9.50%, due April 30, 2012)

Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6)	6,438,805	4,208,627	6,390,515
		(10.50%, due December 31, 2012)

Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)	1,876,262	903,895	891,224
		(4.28%, due July 25, 2018)

Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6)	4,906,250	4,769,087	4,832,656
		(9.50%, due August 31, 2014)

Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5)	5,000,000	4,851,296	4,900,000
		(12.00%, due October 1, 2014)

First Data Corporation	business services	first lien senior secured notes(4)(5)(6)	4,961,929	3,725,801	4,398,899
		(3.00%, due September 24, 2014)

Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6)	3,550,000	3,483,268	2,680,250
		(11.74%, due October 2, 2011)
		warrants to purchase common stock(7)		725,000	250,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7)	3,476,000	2,906,779	2,000,000
		(0.0%, due October 30, 2014)
		convertible preferred stock(7)	—	1,500,000	0

Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10)	5,467,804	5,406,561	0
		(11.89%, due February 28, 2012)
		warrants to purchase common stock(7)	—	110,000	0
		senior secured term B notes(4)(5)(7)(10)	17,485,000	17,250,655	0
		(12.39%, due February 28, 2013)
		warrants to purchase common stock(7)	—	90,000	0

GXS Worldwide Inc.	software	senior secured notes(5)	8,000,000	7,865,888	7,870,000
		(9.75%, due June 15, 2015)

Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5)	11,000,000	10,936,317	10,461,000
		(6.77%, due July 31, 2014)

Integra Telecomm, Inc.	telecommunications services	common stock(7)	—	1,712,397	2,454,450

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6)	4,980,973	4,534,476	4,738,151
		(10.75%, due February 16, 2014)

Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5)	5,000,000	2,621,122	2,575,000
		(6.78%, due July 25, 2018)

NetQuote, Inc.	web-based services	senior secured notes(4)(6)	21,000,000	21,000,000	20,790,000
		(9.50%, due May 1, 2011)

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)	2,838,656	1,490,894	1,447,714
		(4.78%, due June 27, 2022)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2) (8)

Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6)	14,575,446	13,609,015	12,462,006
		(3.76%, due April 24, 2014)

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	10,000,000	9,872,792	7,825,000
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)	—	350,000	220,000

Prodigy Health Group	healthcare	second lien senior secured notes(4)(5)	4,000,000	2,546,288	3,386,000
		(8.24%, due November 29, 2013)

Punch Software LLC	software	senior secured notes(4)(7)	2,100,000	1,595,643	1,625,400
		(0.00%, due October 31, 2012)

QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)	3,632,149	3,342,189	3,232,613
		(8.00%, due August 10, 2014)

Questia Media, Inc.	digital media	senior secured notes(3)	14,358,128	14,358,128	13,767,127
		(11.00%, due Jan. 29, 2010)

SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4)	14,500,000	14,510,534	11,890,000
		(6.25%, due May 30, 2013)

Springboard Finance (d/b/a “Skype”)	telecommunication services	first lien senior secured notes(4)(5)	2,000,000	1,950,873	2,080,000
		(9.00%, due November 19, 2014)

Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6)	4,721,536	3,767,988	4,459,491
		(4.01%, due March 29, 2011)

WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(9)(10)	15,000,000	15,000,000	1,500,000
		(9.31%, due July 31, 2009)

WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6)	3,125,000	3,125,000	3,125,000
		(13.58%, due December 31, 2010)
		warrants to purchase common stock(7)	—	0	0

Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6)	6,626,109	5,263,940	6,311,369
		(9.50%, due November 30, 2011)

X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6)	3,994,865	3,470,463	3,823,086
		(7.47%, due October 24, 2012)

Total Investments				$260,752,699	$200,251,123

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

(9)

In 2009, the maturity date on our investment in WAICCS Las Vegas, LLC (“WAICCS”) became July 31, 2009 as a result of the failure of WAICCS’ equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. During July 2009, this investment was placed on non-accrual status and, as of December 31, 2009, the maturity date has not been revised as the interest reserves have not yet been pre-funded.

(10)	Debt investment on non-accrual status at the relevant period end.
(11)

Aggregate gross unrealized appreciation for federal income tax purposes is $7,807,742; aggregate gross unrealized depreciation for federal income tax purposes is $68,201,988. Net unrealized depreciation is $60,394,246 based upon a tax cost basis of $260,645,369.

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$7,593,456	$4,272,498	$19,687,039	$12,991,256
Distributions from securitization vehicles - equity investments	959,268	—	2,669,755	—
Commitment and amendment fee income	102,365	6,256	562,879	62,549
Other income	328	66,074	17,118	71,810

Total investment income from non-affiliated/non-control investments	8,655,417	4,344,828	22,936,791	13,125,615

From control investments:
Interest income - debt investments	425,701	604,114	1,430,970	1,866,834

Total investment income from control investments	425,701	604,114	1,430,970	1,866,834

Total investment income	9,081,118	4,948,942	24,367,761	14,992,449

EXPENSES
Compensation expense	244,039	225,953	723,235	677,858
Investment advisory fees	1,710,056	1,077,425	4,686,674	3,002,460
Professional fees	336,506	322,966	787,854	893,183
General and administrative	187,356	144,535	603,173	479,855

Total expenses	2,477,957	1,770,879	6,800,936	5,053,356

Net investment income	6,603,161	3,178,063	17,566,825	9,939,093

Net change in unrealized appreciation on investments	4,972,601	22,308,201	51,564,482	27,118,554

Net realized gains (losses) on investments	867,060	(10,462,294)	(29,102,683)	(13,777,450)

Net increase in net assets resulting from operations	$12,442,822	$15,023,970	$40,028,624	$23,280,197

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.25	$0.12	$0.65	$0.37
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.46	$0.56	$1.49	$0.88
Weighted average shares of common stock outstanding:
Basic and diluted	26,932,960	26,674,521	26,874,575	26,582,410

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Increase (decrease) in net assets from operations:
Net investment income	$17,566,825	$13,491,984
Net realized losses on investments	(29,102,683)	(10,513,051)
Net change in unrealized appreciation on investments	51,564,482	32,203,525

Net increase in net assets resulting from operations	40,028,624	35,182,458

Dividends from net investment income	(15,322,082)	(15,973,470)

Distributions to shareholders	(15,322,082)	(15,973,470)

Capital share transactions:
Reinvestment of dividends	1,479,617	1,516,257

Net increase in net assets from capital share transactions	1,479,617	1,516,257

Total increase in net assets	26,186,159	20,725,245
Net assets at beginning of period	224,091,995	203,366,750

Net assets at end of period (including over distributed net investment income of ($1,193,318) and ($3,438,061), respectively)	$250,278,154	$224,091,995

Capital share activity:
Shares issued from reinvestment of dividends	176,192	329,670

Net increase in capital share activity	176,192	329,670

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$40,028,624	$23,280,197
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(99,026,012)	(34,426,089)
Repayments of principal and reductions to investment cost value	42,038,804	44,097,249
Proceeds from the sale of investments	47,311,196	8,010,037
Increase in investments due to PIK	(356,562)	(80,252)
Net realized losses on investments	29,102,683	13,777,450
Net change in unrealized appreciation on investments	(51,564,482)	(27,118,554)
(Increase) decrease in interest receivable	(1,442,857)	235,541
Decrease in prepaid expenses and other assets	149,269	7,892
Amortization of discounts	(4,207,454)	(1,567,131)
Increase (decrease) in investment advisory fee payable	590,512	(210,027)
Increase in accrued expenses	384,763	140,161

Net cash provided by operating activities	3,008,484	26,146,474

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under dividend reinvestment plan of $1,479,617 and $1,119,038, respectively)	(13,842,465)	(10,842,298)

Net cash used by financing activities	(13,842,465)	(10,842,298)

Net (decrease) increase in cash and cash equivalents	(10,833,981)	15,304,176

Cash and cash equivalents, beginning of period	23,972,885	14,069,251

Cash and cash equivalents, end of period	$13,138,904	$29,373,427

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,479,617	$1,119,038

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon “Level 3” inputs as of September 30, 2010.

The Company’s Board of Directors determines the value of TICC’s investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing its bilateral investments and, more recently, for certain of its syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

The Company’s process for determining the fair value of a bilateral investment begins with determining the enterprise value of the portfolio company. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The fair value of the Company’s investment is based, in part, on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby the Company exits a private investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

Typically, the Company’s bilateral debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that the Company may take into account in valuing its investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when the Company has a minority position, when there are restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

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

SEPTEMBER 30, 2010

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$13.1	$0.0	$0.0	$13.1
Senior Secured Notes	0.0	0.0	178.4	178.4
CLO Debt	0.0	0.0	37.4	37.4
CLO Equity	0.0	0.0	6.7	6.7
Common Stock	0.0	0.0	6.0	6.0
Subordinated Notes	0.0	0.0	6.2	6.2
Preferred Stock	0.0	0.0	1.9	1.9
Warrants to purchase equity	0.0	0.0	0.4	0.4

Total	$13.1	$0.0	$237.0	$250.1

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

A reconciliation of the fair value of investments for three months ending September 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at June 30, 2010	$184.5	$22.9	$6.5	$6.0	$6.5	$1.9	$0.4	$228.7
Realized gains included in earnings	0.5	0.0	0.0	0.0	0.0	0.0	0.0	0.5
Unrealized appreciation included in earnings	3.3	1.7	0.2	0.0	0.1	0.0	0.0	5.3
Accretion of discount	1.1	0.3	0.0	0.0	0.0	0.0	0.0	1.4
Purchases	32.0	12.7	0.0	0.0	0.0	0.0	0.0	44.7
Repayments and Sales(1)	(43.0)	(0.2)	0.0	0.0	(0.4)	0.0	0.0	(43.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2010	$178.4	$37.4	$6.7	$6.0	$6.2	$1.9	$0.4	$237.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$3.6	$1.7	$0.2	$0.0	$0.1	$0.0	$0.0	$5.6

(1)	Includes PIK interest of approximately $71,000 and rounding adjustments to reconcile period end balances.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

A reconciliation of the fair value of investments for nine months ending September 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$5.5	$2.7	$0.0	$0.5	$195.9
Realized Losses included in earnings	(29.4)	0.0	0.0	0.0	0.0	0.0	0.0	(29.4)
Unrealized appreciation included in earnings	48.4	2.3	(0.4)	0.1	0.8	1.1	(0.1)	52.2
Accretion of discount	3.6	0.6	0.0	0.0	0.0	0.0	0.0	4.2
Purchases(1)	57.3	31.5	4.9	0.4	3.9	0.8	0.0	98.8
Repayments and Sales(2)	(81.6)	(1.9)	0.0	0.0	(1.2)	0.0	0.0	(84.7)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2010	$178.4	$37.4	$6.7	$6.0	$6.2	$1.9	$0.4	$237.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$16.5	$2.3	$(0.4)	$0.1	$0.8	$1.1	$(0.1)	$20.3

(1)	Purchases include rounding adjustments to reconcile period end balances.
(2)	Includes PIK interest of approximately $357,000.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$178.4	75.3%	$184.6	92.1%
CLO Debt	37.4	15.8%	4.9	2.5%
CLO Equity	6.7	2.8%	2.2	1.1%
Subordinated Notes	6.2	2.6%	2.7	1.4%
Common Stock	6.0	2.5%	5.4	2.7%
Preferred Stock	1.9	0.8%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$237.0	100.0%	$200.3	100.0%

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ending September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Numerator for basic and diluted income per share–net increase in net assets resulting from investment income	$6,603,161	$3,178,063	$17,566,825	$9,939,093

Numerator for basic and diluted income per share–net increase in net assets resulting from operations	$12,442,822	$15,023,970	$40,028,624	$23,280,197

Denominator for basic and diluted income per share–weighted average shares	26,932,960	26,674,521	26,874,575	26,582,410

Basic and diluted net investment income per common share	$0.25	$0.12	$0.65	$0.37

Basic and diluted net increase in net assets resulting from operations per common share	$0.46	$0.56	$1.49	$0.88

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

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The investment advisory fee for the quarter ended September 30, 2010 was approximately $1.7 million, representing primarily the base fee, as well as an investment advisory incentive fee of approximately $482,000. The investment advisory fee for the quarter ended September 30 2009 was approximately $1.1 million, which consisted entirely of the base fee for the period. The investment advisory fee for the nine months ended September 30, 2010 was approximately $4.7 million, representing the base fee, as well as income incentive fee of approximately $1.0 million. The investment advisory fee for the nine months ended September 30, 2009 was approximately $3.0 million which consisted of the base fee, as well as incentive fees of approximately $47,000. At each of September 30, 2010 and December 31, 2009, respectively, approximately $1.7 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended September 30, 2010 and 2009 respectively, TICC incurred approximately $244,000 and $226,000 in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2010 and 2009, TICC incurred approximately $723,000 and $678,000 in such expenses, respectively, of which $338,000 and $300,000 remained payable at the end of each respective period. TICC also incurred approximately $20,000 for reimbursement of facility costs both for the three months ended September 30, 2010 and 2009; for the nine months ended September 30, 2010 and 2009, TICC incurred approximately $60,000 and $59,000, of which amounts $0 remained payable at the end of each respective period.

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

On September 30, 2010, the Company paid a dividend of $0.22 per share. For the nine month period ended September 30, 2010, the Company distributed $0.57 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2010 was $9.27, and at December 31, 2009 was $8.36. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2010 and 2009, the Company received approximately $71,000 and $69,000 in PIK interest, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded PIK interest of approximately $357,000 and $80,000, respectively.

In addition, the Company recorded discount income of approximately $2.1 million and $714,000 for the three months ended September 30, 2010 and 2009, respectively, representing the amortization of discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”). The Company had discount income of approximately $5.5 million (including discount income derived from cash remittances on discounted securities) and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 9. OTHER INCOME

The Company receives various fees in connection with its investments in portfolio companies, including commitment fees, origination fees and amendment fees. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. The Company recorded fee income of approximately $102,000 and $6,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded fee income of approximately $563,000 and $63,000, respectively.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company received approximately $959,000 in such distributions during the quarter ended September 30, 2010, compared to $0 for the same period last year. The Company received distributions of approximately $2.7 million and $0 for the nine months ended September 30, 2010 and 2009, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its qualified portfolio companies. The Company may receive fee income for managerial assistance it renders to qualified portfolio companies in connection with its investments. For the three months ended September 30, 2010 and 2009, respectively, the Company received no fee income for managerial assistance.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ending September 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended September 30, 2010 (unaudited)	Three Months Ended September 30, 2009 (unaudited)	Nine Months Ended September 30, 2010 (unaudited)	Nine Months Ended September 30, 2009 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.03	$7.66	$8.36	$7.68

Net investment income(1)	0.25	0.12	0.65	0.37
Net realized and unrealized capital gains(2)	0.21	0.45	0.83	0.50

Total from investment operations	0.46	0.57	1.48	0.87

Total distributions(3)	(0.22)	(0.15)	(0.57)	(0.45)

Effect of shares issued, net of offering expenses	0.00	(0.01)	0.00	(0.03)

Net asset value at end of period	$9.27	$8.07	$9.27	$8.07

Per share market value at beginning of period	$8.40	$4.41	$6.05	$3.80
Per share market value at end of period	$10.35	$5.04	$10.35	$5.04
Total return(4)	25.83%	17.69%	82.94%	44.47%
Shares outstanding at end of period	26,989,408	26,747,561	26,989,408	26,747,561

Ratios/Supplemental Data
Net assets at end of period (000’s)	$250,278	$215,805	$250,278	$215,805
Average net assets (000’s)	$244,873	$205,091	$237,008	$202,688
Ratio of expenses to average net assets(5)	4.05%	3.45%	3.83%	3.32%
Ratio of expenses, excluding interest expense, to average net assets(5)	4.05%	3.45%	3.83%	3.32%
Ratio of net investment income to average net assets(5)	10.79%	6.20%	9.88%	6.54%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(2)	Net realized and unrealized capital gains include rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2010, none of the distributions for 2010 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

NOTE 11. CASH AND CASH EQUIVALENTS

At September 30, 2010 and December 31, 2009, respectively, cash and cash equivalents consisted of:

	September 30, 2010	December 31, 2009
Eurodollar Time Deposit (due 1/4/10)	$0	$23,759,409

Total Cash Equivalents	0	23,759,409
Cash	13,138,904	213,476

Cash and Cash Equivalents	$13,138,904	$23,972,885

For the nine month period ending September 30, 2010 and throughout the twelve months ending December 31, 2009, the Company elected to maintain most of its available cash in a non-interest bearing demand deposit.

NOTE 12. COMMITMENTS

As of September 30, 2010, the Company had outstanding a commitment to purchase an additional debt investment of approximately $909,100 on its debt investment in Birch Communications, Inc.

NOTE 13. SUBSEQUENT EVENTS

On October 22, 2010, the Company sold its debt investment in Workflow Management, Inc., $5,632,355 in principal, at a price of 93.5% of par. The transaction is expected to settle within 20 days of the trade date.

On November 2, 2010, the Board of Directors declared a distribution of $0.24 per share for the fourth quarter, payable on December 31, 2010 to shareholders of record as of December 10, 2010.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing primarily in non-public debt securities. We have also invested and may continue to invest in structured finance vehicles which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of September 30, 2010, our debt investments had stated interest rates of between 2.37% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 10 and 145 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.8% including all investments in our portfolio.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended September 30, 2010, we recognized approximately $71,000 of interest income attributable to PIK associated with our investments in Shearer’s Food, Inc., Allen Systems Group, Inc., Cavtel Holdings, LLC and Workflow Management, Inc., compared to PIK income of approximately $69,000 during the quarter ended September 30, 2009.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our qualified portfolio companies. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

Prior to making a bilateral investment, we typically enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company’s business and legal documentation for the loan.

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

During the quarter ended September 30, 2010, we closed approximately $44.7 million in portfolio investments, including an additional investment of approximately $2.7 million in an existing portfolio company and approximately $42.0 million of investments in new portfolio companies. During the quarter ended September 30, 2010, we recognized a total of $13.4 million from principal repayments on debt investments, and we recognized approximately $34.5 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended September 30, 2010 in the amount of approximately $867,000.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2010, we had net unrealized gains of approximately $5.0 million, comprised of $9.7 million in gross unrealized appreciation, $4.1 million in gross unrealized depreciation and approximately $0.6 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

American Integration Technologies, LLC	$3.3
SCS Holdings II, Inc	0.7
Landmark V CDO LTD	0.4
ACA CLO 2006-2, Limited	0.4
GXS Worldwide Inc	0.4
First Data Corporation	(0.3)
Workflow Management, Inc	(0.7)
Palm, Inc	(0.5)
All other, net	1.3

Total	$5.0

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

Portfolio Company	Unrealized appreciation (depreciation)

Falcon Communications, Inc.	$9.5
Questia Media, Inc.	2.2
Palm, Inc.	1.9
Segovia, Inc.	1.7
Workflow Management, Inc.	1.2
American Integration Technologies, LLC	1.0
Cavtel Holdings, LLC	1.0
Hyland Software, Inc.	0.9
Power Tools, Inc.	0.7
AKQA, Inc.	0.7
GXS Worldwide Inc.	0.6
Fusionstorm, Inc.	0.6

Portfolio Company	Unrealized appreciation (depreciation)

Punch Software LLC	0.6
First Data Corporation	0.5
Stratus Technologies, Inc.	0.4
Netquote, Inc.	0.4
Box Services, LLC	(2.5)
All other, net	0.9

Total	$22.3

Current Market and Economic Conditions

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures and restructurings among a large number of financial institutions, which either participated in the origination and distribution of structured or syndicated loan credit products, or invested in them. The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to these products and the re-pricing of credit risk in the loan market, among other things.

These events have constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009 the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which has continued into 2010. Although corporate loan prices are still below historical averages, our view is that certain, and primarily larger-issuer, broadly syndicated corporate loans still do not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle market issuers and to a limited extent larger issuers, and opportunistically, on certain structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles. We have and primarily continue to review a large number of middle market loans and CLO investment vehicles, and have recently made a number of selective purchases in these markets.

During the past two years, we have seen dramatic dislocations across the global credit markets. Companies that several years ago would have had access to debt capital at low credit spreads are now borrowing money at higher credit spreads with more onerous terms. As a result we believe that we may now have the opportunity to provide debt capital to primarily middle market companies representing strong credits on more favorable terms than during the period prior to the dislocation of the credit markets. Additionally, we may now have attractive opportunities to provide capital to some larger companies than we would have been able to lend to in the past through our participation in syndicated debt transactions. As such, we view the current market environment as potentially more favorable for us than during the period prior to the dislocation of the credit markets. However, we cannot assure you whether we will be able to obtain additional debt or equity capital on terms that are acceptable to us. If we are unable to obtain such additional financing, our ability to benefit from the current dislocations within the global credit markets may be limited.

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

We adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing our bilateral investments and, more recently, for certain of our syndicated loans, although the Board of Directors ultimately determines the appropriate valuation of each such investment.

Our process for determining the fair value of a bilateral investment begins with determining the enterprise value of the portfolio company. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The fair value of our investment is based, in part, on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby we exit a private investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$13.1	$0.0	$0.0	$13.1
Senior Secured Notes	0.0	0.0	178.4	178.4
CLO Debt	0.0	0.0	37.4	37.4
CLO Equity	0.0	0.0	6.7	6.7
Common Stock	0.0	0.0	6.0	6.0
Subordinated Notes	0.0	0.0	6.2	6.2
Preferred Stock	0.0	0.0	1.9	1.9
Warrants to purchase equity	0.0	0.0	0.4	0.4

Total	$13.1	$0.0	$237.0	$250.1

A reconciliation of the fair value of investments for three months ending September 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at June 30, 2010	$184.5	$22.9	$6.5	$6.0	$6.5	$1.9	$0.4	$228.7
Realized gains included in earnings	0.5	0.0	0.0	0.0	0.0	0.0	0.0	0.5
Unrealized appreciation included in earnings	3.3	1.7	0.2	0.0	0.1	0.0	0.0	5.3
Accretion of discount	1.1	0.3	0.0	0.0	0.0	0.0	0.0	1.4
Purchases	32.0	12.7	0.0	0.0	0.0	0.0	0.0	44.7
Repayments and Sales(1)	(43.0)	(0.2)	0.0	0.0	(0.4)	0.0	0.0	(43.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2010	$178.4	$37.4	$6.7	$6.0	$6.2	$1.9	$0.4	$237.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$3.6	$1.7	$0.2	$0.0	$0.1	$0.0	$0.0	$5.6

(1)	Includes PIK interest of approximately $71,000 and rounding adjustments to reconcile period end balances.

A reconciliation of the fair value of investments for nine months ending September 30, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Subordinated Note Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$5.5	$2.7	$0.0	$0.5	$195.9
Realized Losses included in earnings	(29.4)	0.0	0.0	0.0	0.0	0.0	0.0	(29.4)
Unrealized appreciation included in earnings	48.4	2.3	(0.4)	0.1	0.8	1.1	(0.1)	52.2
Accretion of discount	3.6	0.6	0.0	0.0	0.0	0.0	0.0	4.2
Purchases (1)	57.3	31.5	4.9	0.4	3.9	0.8	0.0	98.8
Repayments and Sales(2)	(81.6)	(1.9)	0.0	0.0	(1.2)	0.0	0.0	(84.7)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2010	$178.4	$37.4	$6.7	$6.0	$6.2	$1.9	$0.4	$237.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$16.5	$2.3	$(0.4)	$0.1	$0.8	$1.1	$(0.1)	$20.3

(1)	Purchases include rounding adjustments to reconcile period end balances.
(2)	Includes PIK interest of approximately $357,000.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$178.4	75.3%	$184.6	92.1%
CLO Debt	37.4	15.8%	4.9	2.5%
CLO Equity	6.7	2.8%	2.2	1.1%
Subordinated Notes	6.2	2.6%	2.7	1.4%
Common Stock	6.0	2.5%	5.4	2.7%
Preferred Stock	1.9	0.8%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$237.0	100.0%	$200.3	100.0%

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $ 237.0 million and $200.3 million as of September 30, 2010 and December 31, 2009, respectively. The increase in investments during the nine month period was due primarily to new portfolio investments of approximately $99.0 million and net unrealized appreciation of approximately $51.6 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $89.3 million, and net realized losses of approximately $29.1 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2010, we received proceeds of approximately $13.4 million resulting primarily from repayments and recurring amortization payments on outstanding balances on our debt investments, whereas for the year ended December 31, 2009, we had repayments and amortization payments of approximately $68.9 million. The repayments on our debt investments during the quarter ended September 30, 2010, of approximately $13.4 million, largely consisted of repayment of our original investment in senior secured notes issued by Palm, Inc. of approximately $9.5 million. Also, during the quarter ended September 30, 2010, we recognized proceeds of approximately $34.5 million from the sale of investments, primarily from the sale of our investment in senior secured notes issued by NetQuote, Inc. for approximately $19.0 million and the partial sale of our investment in senior secured notes issued by SCS Holdings II, Inc. of approximately $6.4 million. For the year ended December 31, 2009, we recognized proceeds of approximately $14.0 million from the sales of investments.

As of September 30, 2010, we had investments in debt securities of, or loans to, 47 portfolio companies, with a fair value of approximately $222.0 million, and equity investments in 10 portfolio companies, with a fair value of approximately $15.0 million. As of December 31, 2009, we had investments in debt securities of, or loans to, 33 portfolio companies, with a fair value of approximately $192.2 million, and equity investments in 8 portfolio companies, with a fair value of approximately $8.1 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2010 and the year ended December 31, 2009 follows:

	September 30, 2010	December 31, 2009
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$200.3	$189.6
Portfolio Investments Acquired	99.0	68.9
Debt Repayments	(42.0)	(68.9)
Sales of Securities	(47.3)	(14.0)
Payment in Kind	0.3	0.2
Original Issue Discount	4.2	2.8
Net Unrealized Appreciation	51.6	32.2
Net Realized Losses	(29.1)	(10.5)

Ending Investment Portfolio	$237.0	$200.3

The following table indicates the quarterly portfolio investment activity for each quarter in the period ended September 30, 2010 and the year ended December 31, 2009:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2010	$44.7	$13.4	$34.5
June 30, 2010	15.0	10.8	6.6
March 31, 2010	39.3	17.8	6.2

Total	$99.0	$42.0	$47.3

December 31, 2009	$33.0	$23.3	$6.0
September 30, 2009	24.5	23.2	4.2
June 30, 2009	11.4	18.9	3.8
March 31, 2009	0.0	3.5	0.0

Total	$68.9	$68.9	$14.0

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$178.4	75.3%	$184.6	92.1%
CLO Debt	37.4	15.8%	4.9	2.5%
CLO Equity	6.7	2.8%	2.2	1.1%
Subordinated Notes	6.2	2.6%	2.7	1.4%
Common Stock	6.0	2.5%	5.4	2.7%
Preferred Stock	1.9	0.8%	0.0	0.0%
Warrants	0.4	0.2%	0.5	0.2%

Total	$237.0	100.0%	$200.3	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$67.7	28.6%	$44.8	22.4%
Structured finance	44.1	18.6%	7.1	3.5%
Semiconductor capital equipment	22.6	9.5%	8.4	4.2%
Enterprise software	20.0	8.5%	12.1	6.0%
Telecommunications services	16.1	6.8%	10.9	5.5%
Computer hardware	10.4	4.4%	4.5	2.2%
IT value-added reseller	9.0	3.8%	14.8	7.4%
Advertising	8.3	3.5%	8.2	4.1%
Printing and publishing	5.2	2.2%	3.2	1.6%
Printing and document management	5.1	2.1%	6.3	3.1%
Grocery	4.9	2.1%	4.9	2.4%
Shipping and transportation	4.7	2.0%	4.8	2.4%
Food products manufacturer	4.1	1.7%	0.0	0.0%
Retail food products	4.0	1.7%	4.7	2.4%
Healthcare	3.3	1.4%	3.4	1.7%
Auto parts manufacturer	2.9	1.2%	0.0	0.0%
IT consulting	2.6	1.1%	3.1	1.6%
Interactive voice messaging service	2.0	0.8%	2.0	1.0%
Web-based services	0.0	0.0%	20.8	10.4%
Consumer electronics	0.0	0.0%	12.5	6.2%
Business services	0.0	0.0%	4.4	2.2%
Real estate development	0.0	0.0%	1.5	0.7%
Digital media	0.0	0.0%	13.8	6.9%
Digital imaging	0.0	0.0%	4.1	2.1%

	$237.0	100.0%	$200.3	100.0%

PORTFOLIO GRADING

We have adopted an internal credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2010 and December 31, 2009, our portfolio had a weighted average grade of 2.4 and 2.5, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2010 and December 31, 2009, our debt investment portfolio was graded as follows:

		September 30, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$12.5	4.5%	$12.3	5.5%
2	Full repayment of principal and interest is expected.	169.0	60.7%	134.4	60.6%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	78.7	28.2%	73.3	33.0%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	18.5	6.6%	2.0	0.9%

		$278.7	100.0%	$222.0	100.0%

		December 31, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$26.0	9.7%	$25.5	13.3%
2	Full repayment of principal and interest is expected.	94.3	35.1%	84.9	44.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	73.9	27.5%	65.7	34.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	74.3	27.7%	16.0	8.3%

		$268.5	100.0%	$192.1	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2010 to the three months ended September 30, 2009.

Investment Income

As of September 30, 2010, our debt investments had stated interest rates of between 2.37% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 10 and 145 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.8% including all investments in the portfolio, compared to 8.4% as of September 30, 2009.

Investment income for the three months ended September 30, 2010 was approximately $9.1 million compared to approximately $4.9 million for the three months ended September 30, 2009. This increase was due largely to an increase in the amount of performing assets in the portfolio, greater return on our investment portfolio due to the amortization of discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing debt investments as of September 30, 2010 and 2009 was approximately $260.2 million and $189.5 million, respectively. For the three months ended September 30, 2010, investment income consisted of approximately $5.9 million in cash interest from portfolio investments, approximately $1.5 million in amortization of original issue and market discount, approximately $611,000 of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $959,000 in distributions from the equity interest in securitized vehicle investments and approximately $71,000 in PIK interest.

For the three months ended September 30, 2010, fee income of approximately $102,000 was recorded, compared to fee income of approximately $6,000 for the same period in 2009. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Operating expenses for the quarter ended September 30, 2010 were approximately $2.5 million. This amount consisted of investment advisory fees, compensation expense, professional fees, and general and administrative expenses. Expenses increased approximately $700,000 from the quarter ended September 30, 2009, attributable primarily to higher investment advisory fees. Operating expenses for the quarter ended September 30, 2009 were approximately $1.8 million.

The investment advisory fee for the third quarter of 2010 was approximately $1.7 million, representing primarily the base fee as provided for in the Investment Advisory Agreement, as well as an investment advisory incentive fee of approximately $482,000. The investment advisory fee in the comparable period in 2009 was approximately $1.1 million, which consisted entirely of the base fee for the period. The increase of approximately $633,000 is due to an increase in average gross assets and an increase in pre-incentive fee net investment income. At each of September 30, 2010 and December 31, 2009, respectively, approximately $1.7 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Compensation expenses were approximately $244,000 for the quarter ended September 30, 2010, compared to approximately $226,000 for the quarter ended September 30, 2009, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer and our controller, and other administrative support personnel. At September 30, 2010 and December 31, 2009, respectively, approximately $337,000 and $0 of compensation expenses remained payable.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $337,000 for the quarter ended September 30, 2010, compared to approximately $323,000 for the quarter ended September 30, 2009. This was the result of a higher auditing fees of approximately $86,000 (due to timing) partially offset by a decrease in fees for valuation services of approximately $37,000, lower consulting costs of approximately $21,000 and lower legal fees of approximately $13,000 incurred during the quarter ended September 30, 2010.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $187,000 for the three months ended September 30, 2010 compared to approximately $145,000 for the same period in 2009. This increase was a result of an increase in transaction charges related to participations in syndicated loans of approximately $39,000. Office supplies, facilities costs and other office expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2010, we recorded net realized gains on investments of approximately $867,000, which largely represent the gains associated with the repayment of our debt investments in Palm, Inc. (approximately $540,000) and the sale of our debt investments in First Data Corporation (approximately $394,000) and X-Rite Incorporated (approximately $342,000). These gains were partially offset by the loss associated with our partial sale of our debt investment in SCS Holdings II, Inc. (approximately $612,000).

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2010, we had net unrealized gains of approximately $5.0 million, comprised of $9.7 million in gross unrealized appreciation, $4.1 million in gross unrealized depreciation and approximately $0.6 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$3.3
SCS Holdings II, Inc.	0.7
Landmark V CDO LTD	0.4
ACA CLO 2006-2, Limited	0.4
GXS Worldwide Inc.	0.4
First Data Corporation	(0.3)
Workflow Management, Inc.	(0.7)
Palm, Inc.	(0.5)
Net all other	1.3

Total	$5.0

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

Portfolio Company	Unrealized appreciation (depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	2.2
Palm, Inc.	1.9
Segovia, Inc.	1.7
Workflow Management, Inc.	1.2
American Integration Technologies, LLC	1.0

Portfolio Company	Unrealized appreciation (depreciation)
Cavtel Holdings, LLC	1.0
Hyland Software, Inc.	0.9
Power Tools, Inc.	0.7
AKQA, Inc.	0.7
GXS Worldwide Inc.	0.6
Fusionstorm, Inc.	0.6
Punch Software LLC	0.6
First Data Corporation	0.5
Stratus Technologies, Inc.	0.4
Netquote, Inc.	0.4
Box Services, LLC	(2.5)
Net all other	0.9

Total	$22.3

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended September 30, 2010 and 2009 was $6.6 million and $3.2 million, respectively. This increase was due largely to a greater return on our investment portfolio due to amortization of discounts on new debt investments, distributions from the equity interests in our securitization vehicle investments as well as an increase in the amount of performing assets in the portfolio.

Based on a weighted-average of 26,932,960 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended September 30, 2010 was approximately $0.25 for basic and diluted, compared to approximately $0.12 per share for the same period in 2009.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $12.4 million for the quarter ended September 30, 2010, compared to a net increase of approximately $15.0 million for the comparable period in 2009. The increase from net investment income and realized gains on investments in 2010 was offset by lower net unrealized appreciation on investments.

Based on a weighted-average of 26,932,960 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended September 30, 2010 was approximately $0.46 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.56 per share for the same period in 2009.

Please see “—Portfolio Grading” above for more information.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Investment Income

As of September 30, 2010, our debt investments had stated interest rates of between 2.37% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 10 and 145 months (excluding our investment in WAICCS Las Vegas, LLC). In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.8% including all investments in the portfolio, compared to 8.4% as of September 30, 2009.

Investment income for the nine months ended September 30, 2010 was approximately $24.4 million compared to approximately $15.0 million for the nine months ended September 30, 2009. This increase was due largely to an increase in the amount of performing assets in the portfolio, an increase in the amortization of discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing debt investments as of September 30, 2010 and 2009 was approximately $260.2 million and $189.5 million, respectively. For the nine months ended September 30, 2010, investment income consisted of approximately $15.8 million in cash interest from portfolio investments, approximately $4.2 million in amortization of original issue and market discount, approximately $1.3 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $2.7 million in distributions from the equity interest in securitized vehicle investments and approximately $357,000 in PIK interest income.

For the nine months ended September 30, 2010, fee income of approximately $563,000 was recorded, compared to fee income of approximately $63,000 for the same period in 2009. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were approximately $6.8 million. This amount consisted of investment advisory fees, compensation expense, professional fees, and general and administrative expenses. Expenses increased approximately $1.7 million from the nine months ended September 30, 2009, attributable primarily to higher investment advisory fees. Operating expenses for the nine months ended September 30, 2009 were approximately $5.1 million.

The investment advisory fee for the nine months ended September 30, 2010 was approximately $4.7 million, representing the base fee for the period as provided for in the investment advisory agreement as well as income incentive fees earned of approximately $1.0 million. The investment advisory fee in the comparable period in 2009 was approximately $3.0 million which consisted of the base fee for the period as well as incentive fees of approximately $47,000. The total increase of approximately $1.7 million is due to an increase in average gross assets and the increase in pre-incentive fee net investment income. At each of September 30, 2010 and December 31, 2009, respectively, approximately $1.7 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Compensation expenses were approximately $723,000 for the nine months ended September 30, 2010, compared to approximately $678,000 for the comparable period in 2009, reflecting the allocation of compensation expenses for the services of our chief financial officer, our chief compliance officer and our controller. At September 30, 2010 and December 31, 2009, respectively, approximately $337,500 and $0 of compensation expenses remained payable.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $788,000 for the nine months ended September 30, 2010, compared to approximately $893,000 for the comparable period in 2009. This was primarily the result of decreases in legal costs of approximately $122,000 as well as fees for valuation services of approximately $95,000 incurred during the nine months ended September 30, 2010. These costs were partially offset by increased auditing fees of approximately $83,000 (due to timing) incurred during the nine months ended September 30, 2010.

General and administrative expenses, consisting primarily of directors’ fees, insurance, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $603,000 for the nine months ended September 30, 2010 compared to approximately $480,000 for the same period in 2009. This increase was primarily the result of greater proxy related costs of approximately $58,000 as well as an increase in transaction charges related to participations in syndicated loans of approximately $39,000. Office supplies, facilities costs and other office expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2010, we recorded net realized losses on investments of approximately $29.1 million, which largely represents the loss of approximately $22.9 million on our investment in The CAPS Group as well as the loss of approximately $7.8 million on our investment in Box Services, LLC.

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2010, we had net unrealized gains of approximately $51.6 million, comprised of $34.3 million in gross unrealized appreciation, $12.8 million in gross unrealized depreciation and approximately $30.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
The CAPS Group	$22.9
American Integration Technologies, LLC	13.7
Box Services, LLC	7.8
SCS Holdings II, Inc.	1.9
Pegasus Solutions, Inc.	1.8
Palm, Inc.	1.1
Algorithmic Implementations, Inc.	0.9
Pegasus Solutions, Inc. preferred equity	0.8
Stratus Technologies, Inc. high yield notes	0.8
Power Tools, Inc.	0.8
Fusionstorm, Inc.	0.8
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
ACA CLO 2006-2, Limited	0.5
Landmark V CDO LTD	0.4
Lightpoint CLO 2007-8a	0.4
Integra Telecomm, Inc.	(0.5)
Cavtel Holdings, LLC	(0.5)
First Data Corporation	(0.7)
Stratus Technologies, Inc. senior secured notes	(0.7)
Sargas CLO 2006-1A	(0.9)
Workflow Management, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.5)
All other, net	1.6

Total	$51.6

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

Portfolio Company	Unrealized appreciation (depreciation)
Falcon Communications, Inc.	$9.5
Palm, Inc.	4.8
Segovia, Inc.	3.8
Punch Software LLC	3.1
AKQA, Inc.	2.9

Portfolio Company	Unrealized appreciation (depreciation)
Questia Media, Inc.	2.9
Cavtel Holdings, LLC	2.3
Hyland Software, Inc.	2.0
GXS Worldwide Inc.	1.8
Netquote, Inc.	1.7
Power Tools, Inc.	1.4
Fusionstorm, Inc.	1.2
Workflow Management, Inc.	1.2
SCS Holdings II, Inc.	1.0
Stratus Technologies, Inc.	0.7
First Data Corporation	0.6
Algorithmic Implementations, Inc.	(0.5)
The CAPS Group	(1.4)
American Integration Technologies, LLC	(2.1)
Box Services, LLC	(4.7)
WAICCS Las Vegas, LLC	(6.9)
Net all other	1.8

Total	$27.1

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2010 and 2009 was $17.6 million and $9.9 million, respectively. This increase was due largely to a greater return on our investment portfolio due to market discounts on new debt investments, distributions from the equity interests in our securitization vehicle investments as well as an increase in the amount of performing assets in the portfolio.

Based on a weighted-average of 26,874,575 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the nine months ended September 30, 2010 was approximately $0.65 for basic and diluted, compared to approximately $0.37 per share for the same period in 2009.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $40.0 million for the nine months ended September 30, 2010, compared to a net increase of approximately $23.3 million for the comparable period in 2009. This net increase in net assets was attributable to greater net unrealized appreciation on investments and increased net investment income, partially offset by net realized losses on investments.

Based on a weighted-average of 26,874,575 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the nine months ended September 30, 2010 was approximately $1.49 for basic and diluted, compared to a net increase in net assets of approximately $0.88 per share for the same period in 2009.

Please see “—Portfolio Grading” above for more information.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2010, cash and cash equivalents decreased from approximately $24.0 million at the beginning of the period to approximately $13.1 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $3.0 million, largely reflecting net investment income (approximately $17.6 million) as well as proceeds from principal repayments and sales of investments (approximately $89.3 million), offset by the purchases of new investments (approximately $99.0 million). During the period, net cash used in financing activities was approximately $13.8 million reflecting the distribution of dividends.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $4.7 million for investment advisory services and $603,000 for administrative services for the nine months ended September 30, 2010.

As of September 30, 2010, we had a commitment outstanding to purchase an additional debt investment of approximately $909,100 on our debt investment in Birch Communications, Inc.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	$0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$6.73	(5)

(1)	Distributions for the fiscal year ended December 31, 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

RECENT DEVELOPMENTS

On October 22, 2010, we sold our debt investment in Workflow Management, Inc., $5,632,355 in principal, at a price of 93.5% of par. The transaction is expected to settle within 20 days of the trade date.

On November 2, 2010, the Board of Directors declared a distribution of $0.24 per share for the fourth quarter, payable on December 31, 2010 to shareholders of record as of December 10, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2010, three debt investments in our portfolio were at a fixed rate, and the remaining forty-six debt investments were at variable rates, representing approximately $23.0 million and $255.7 million in principal debt, respectively. At September 30, 2010, $237.3 million of our variable rate investments were income producing. The variable rates are based upon LIBOR, and generally reset each year. We expect that future debt investments will generally be made at variable rates.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying rate, and no other change in our portfolio as of September 30, 2010. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase approximately $2.4 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 26,989,408 shares are issued and outstanding as of September 30, 2010. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners, and TICC, serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

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

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide debt capital, we generally do not base most of our investment decisions primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of many of the companies that we invest in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks.

Specifically, investment in certain of the companies that we are invested in involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

•

they may have limited operating histories, narrower product lines and smaller market shares than larger businesses, which may tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

because many of them tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although TICC Management’s agents will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

•

some of these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

some of these companies may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	many of these companies may be more susceptible to the current adverse economic conditions than other better capitalized companies that operate in less capital intensive industries.

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

Failure by a CLO vehicle in which we are invested to satisfy certain tests will harm our operating results.

The failure by a CLO vehicle in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in such CLO vehicles defaults on its payment obligations or fails to perform as we expect.

Up to 30% of our portfolio may consist of equity and junior debt investments in CLO vehicles, which involves a number of significant risks. CLO vehicles that we invest in are typically very highly levered (10-14 times), and therefore the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, when we invest in an equity tranche of a CLO vehicle we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

The interests we intend to acquire in CLO vehicles will likely be thinly traded or have only a limited trading market. CLO vehicles are typically privately offered and sold, even in the secondary market. As a result, investments in CLO vehicles may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results.

Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, are less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLO vehicles we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLO vehicles that we hold to be reduced, either temporarily or permanently.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy involves investments in securities issued by foreign entities, including foreign CLO vehicles. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLO vehicles in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions. In addition, the underlying companies of the CLO vehicles in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

Although we expect that most of our investments will be U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009, and had remained below our net asset value per share for most of the first seven months of 2010. We cannot assure you that our shares will not revert to trading at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2010, we issued a total of 176,192 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,480,000.

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

TICC CAPITAL CORP.

Date: November 5, 2010	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Date: November 5, 2010	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy
Chief Financial Officer
(Principal Accounting Officer)