Form 10-K
period 2010-12-31
TICC Capital Corp.
filed 2011-03-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2010, based on the closing price on that date of $8.40 on the NASDAQ Global Select Market, was $219,885,674. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 31,886,367 shares of the Registrant’s common stock outstanding as of March 8, 2011.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2010

PART I

Item 1.	Business

We are a specialty finance company principally providing capital to primarily non-public small- and medium-sized companies. Our investment objective is to maximize our portfolio’s total return. Our primary focus is on seeking current income by investing primarily in corporate debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We have and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, that own debt securities. We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments. We may also invest in publicly traded debt and/or equity securities. As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

We currently seek to concentrate our investments in companies having annual revenues of less than $200 million and/or an equity capitalization of less than $300 million. Historically, our investments have typically ranged from $5 million to $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates.

While the structure of our investments will vary, we seek to invest primarily in the debt of established companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

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

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (“1940 Act”). As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “Regulation as a Business Development Company.” In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code. In December 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp.

Our headquarters are located at 8 Sound Shore Drive, Suite 255 Greenwich, Connecticut and our telephone number is (203) 983-5275.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can inspect any materials we file with the SEC, without charge, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The information we file with the SEC is available free of charge by contacting us at 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830 or by telephone at (203) 983-5275 or on our website at http://www.ticc.com. The SEC also maintains a website that contains reports, proxy statements and other information regarding registrants, including us, that file such information electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. Information contained on our website or on the SEC’s web site about us is not incorporated into this report and you should not consider information contained on our website or on the SEC’s website to be part of this report.

MARKET OPPORTUNITY

Beginning in mid-2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures and restructurings among a large number of financial institutions, which either participated in the origination and distribution of structured or syndicated loan credit products, or invested in them. The debt and equity capital markets in the United States were impacted by significant write-offs in the financial services sector relating to these products and the re-pricing of credit risk in the loan market, among other things.

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009 the syndicated corporate loans market experienced both unprecedented price declines and volatility. While loan prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move in prices during the second half of 2009, which has continued through 2010 and into 2011. Our current view is that certain (primarily larger-issue) broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle market issuers and, to a limited extent, larger issuers and, opportunistically, on certain structured finance investments, including CLO investment vehicles. We have and continue to review a large number of middle market loans and CLO investment vehicles, and have recently made a number of selective purchases in these markets.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing primarily to middle market companies for the following reasons:

•	Expertise in credit analysis and monitoring investments;

•	Flexible investment approach; and

•	Established transaction sourcing network.

Expertise in credit analysis and monitoring investments

While our investment focus is middle market companies, we have invested, and will likely continue to invest, in larger companies and in other investment structures on an opportunistic basis. Most recently, we have invested in a number of CLO investment vehicles. We believe our experience in analyzing middle market companies and CLO investment structures, as detailed in the biographies of TICC Management’s senior investment professionals, affords us a sustainable competitive advantage over lenders with limited experience in investing in these markets. In particular, we have expertise in evaluating the operating characteristics of middle market companies as well as the structural features of CLO investments, and in monitoring the credit risk of such investments after closing until full repayment.

•

Jonathan H. Cohen, our Chief Executive Officer, has more than 20 years of experience in equity research and investment. Mr. Cohen is also the Chief Executive Officer of T2 Advisers, LLC, the investment manager of Greenwich Loan Income Fund Limited (LSE AIM: GLIF). Mr. Cohen has also served as Chief Executive Officer of both Oxford Lane Capital Corp., a registered closed-end fund, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”), since 2010. During his career, Mr. Cohen has managed technology research groups covering computer software and hardware companies, telecommunication companies and semiconductor companies at several firms, including Wit SoundView, Merrill Lynch & Co., UBS Securities and Smith Barney. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998. Mr. Cohen was also the owner and a principal of JHC Capital Management, LLC, a registered investment adviser that served as the sub-adviser to the Royce Technology Value Fund, a technology-focused mutual fund.

•

Saul B. Rosenthal, our President and Chief Operating Officer, has 12 years of experience in the capital markets, with a focus on small to middle-market transactions in the technology sector. Mr. Rosenthal is also the President of T2 Advisers, LLC, the investment manager of Greenwich Loan Income Fund Limited (LSE AIM: GLIF). Mr. Rosenthal has also served as President and a Director of Oxford Lane Capital Corp., a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal previously served as President of Privet Financial Securities, LLC, a broker-dealer providing advisory services to technology companies, and previously led the private financing/public company effort at SoundView Technology Group, where he co-founded SoundView’s Private Equity Group. He was a Vice President and co-founder of the Private Equity Group at Wit Capital from 1998 to 2000. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP.

•

Darryl Monasebian is the Senior Managing Director, Head of Portfolio Management of TICC Management, LLC, the advisor of TICC. Previously, Mr. Monasebian was a Director in the Merchant Banking Group at BNP Paribas, and prior to that was a Director at Swiss Bank Corporation and a Senior Account Officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an Investment Analyst in the Corporate Investments Department. Mr. Monasebian has more than 20 years of banking and investment management experience.

•

Hari Srinivasan is Managing Director and Portfolio Manager of TICC Management, LLC, the advisor of TICC. Previously, Mr. Srinivasan was a Credit Manager focusing on the restructuring and monetization of distressed assets in Lucent Technologies’ vendor finance portfolio, and on the credit analysis of several of Lucent’s telecom customers. Prior to that, he was an analyst in Fixed Income with Lehman Brothers. Mr. Srinivasan began his career as a Computer Science engineer.

Flexible investment approach

While we must comply with the 1940 Act, we have significant flexibility in selecting and structuring our investments. We also have fairly broad latitude as to the term and nature of our investments. We recognize that middle market companies in some cases may make corporate development decisions that favorably impact long-term enterprise value at the expense of short-term financial performance. We believe that this fundamental investment understanding results in a more flexible approach to managing investments which facilitates positive, long-term relationships with our portfolio companies, bankers and other intermediaries and enables us to be a preferred source of capital to them. We also believe our approach enables our debt financing to be a viable alternative capital source for funding middle market companies that wish to avoid the dilutive effects of equity financings.

We are not subject to the investment time requirements and reinvestment limitations of private funds. These provisions typically require that such private funds invest capital within a set period of time and then ultimately return to investors the initial capital and associated capital gains, with certain limitation on reinvesting such capital. We believe that our ability to make investments at the most opportune time rather than based on a pre-agreed time horizon with the ability to reinvest such funds indefinitely should help us to maximize returns on our invested capital.

Established deal sourcing network

Through the investment professionals of TICC Management, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity funds, companies, brokers and bankers. We believe that senior professionals of TICC Management have developed strong reputations within the investment community over their years in the banking, investment management and equity research field.

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

•

Experienced management. We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•

Significant financial or strategic sponsor and / or strategic partner. We prefer to invest in companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and are willing to make an ongoing contribution to the management of the business, including participation as board members or as business advisers.

•	Strong competitive position in industry. We seek to invest in companies that have developed a strong competitive position within their respective sector or niche of a specific industry.

•	Profitable on a cash flow basis. We focus on companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.

•

Clearly defined exit strategy. Prior to making an investment in a debt security that is accompanied by an equity-based security in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a merger or an acquisition of the company, a private sale of our equity interest to a third party, or a purchase of our equity position by the company or one of its stockholders.

•

Liquidation value of assets. Although we do not operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, software code, customer lists, networks and databases.

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

Investment Structuring

We seek to achieve a high level of current income by investing in debt securities, consisting primarily of senior debt, senior subordinated debt and junior subordinated debt, of primarily non-public small- and medium-sized companies. We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make loans.

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

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring . We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual company on at least a quarterly and, in most cases, a monthly basis.

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

The following is a representative list of the industries in which we have invested:

• Software	• Enterprise software

• IT value-added reseller	• IT consulting

• Structured finance	• Healthcare

• Printing and publishing	• Grocery

• Semiconductor capital equipment	• Telecommunication services

• Food products manufacturer	• Interactive voice messaging

• Financial intermediaries	• Auto parts manufacturer

• Advertising	• Retail food products

• Business services	• Computer hardware

• Shipping & transportation

During 2010, we invested approximately $36.6 million in the junior capital of 17 different CLO vehicles. Due to the dramatic events in the credit markets over the past three years, we have identified what we believe are compelling investment opportunities in the CLO sector. The investments included $31.7 million subordinated debt and $4.9 million residual value investment in CLO tranches bought in the secondary market at substantial discounts to their par values, which may provide an attractive risk-adjusted returns. We believe that this asset class continues to present investment opportunities for attractive risk-adjusted returns and we continue to review other CLO tranches. At December 31, 2010, this asset class represented approximately 24.0% of our total portfolio on a fair value basis. At December 31, 2010, our portfolio was invested approximately 70.3% in senior secured notes and bonds, 20.4% in CLO debt, 2.4% in subordinated notes, 3.6% in CLO equity and 3.3% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2010

Our ten largest portfolio company investments at December 31, 2010, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2010
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
American Integration Technologies, LLC	Semiconductor capital equipment	$20.1	$21.8	8.8%
Algorithmic Implementations, Inc.	Software	18.3	18.2	7.3%
Stratus Technologies, Inc.	Computer hardware	9.7	10.3	4.2%
Pegasus Solutions, Inc.	Enterprise software	6.6	9.3	3.8%
Presidio, Inc.	Business services	9.1	9.1	3.7%
Airvana Network Solutions, Inc.	Software	8.7	8.9	3.6%
Power Tools, Inc.	Software	9.3	8.6	3.5%
GXS Worldwide Inc.	Software	7.9	7.9	3.2%
AKQA, Inc.	Advertising	7.9	7.9	3.2%
SonicWall, Inc.	Software	6.6	6.8	2.7%

Total		$104.2	$108.8	44.0%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2010:

American Integration Technologies, LLC

American Integration Technologies, LLC (“AIT”) is a semiconductor capital equipment contract manufacturer. AIT specializes in precision sheet metal fabrication, tubular frame welding, integration of components and assembly of complex equipment, primarily used for the semiconductor industry.

Our original investment in AIT, which closed in May 2006, consisted of $12.0 million in senior secured notes. During April 2007, we invested an additional $15.0 million in senior secured notes. Also, during 2007 through 2008, AIT paid down approximately $6.1 million on the notes. In April 2010, the notes were restructured and AIT paid down approximately $2.0 million of the notes; as of December 31, 2010 $23.4 million remained outstanding.

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)

Algorithmic Implementations, Inc. (“Ai Squared”) has been providing assistive technology for more than 15 years to computer users with low vision. The Company’s flagship product is ZoomText, a screen magnification and reading software application for the visually impaired.

Our investment in Ai Squared, which closed in September 2006, consisted of $22.0 million in senior secured notes and common stock. TICC and an individual investor each acquired 50% of the outstanding equity of Ai Squared in connection with our investment in the company. As of December 31, 2010, approximately $15.6 million remained outstanding on our investment in the senior secured notes.

Stratus Technologies, Inc.

Stratus Technologies, Inc. provides fault tolerant computer products, servers and services for companies which require continuous operations to run mission critical businesses.

In April 2010, we purchased $10.0 million of the first lien secured high yield notes issued by Stratus, as well as common and preferred equity. As of December 31, 2010, approximately $10.0 million remained outstanding on our investment in the notes.

Pegasus Solutions, Inc.

Pegasus Solutions, Inc. (“Pegasus”) provides mission-critical technology and services to hotels and travel distributors. Pegasus’ services include central reservations systems (“CRSs”), distribution systems linking CRSs to travel agent systems and travel websites, third-party hotel marketing services and commission processing for hotels, travel agents and travel websites.

In January 2010, we acquired $4.8 million in second lien senior secured notes issued by Pegasus, and during September 2010, we acquired $3.0 million in first lien senior secured notes. As of December 31, 2010, approximately $8.3 million remained outstanding on our combined investment in the senior secured notes, including PIK interest.

Presidio, Inc.

Presidio, Inc. (“Presidio”) is an independent IT infrastructure solutions provider of virtualization and data center solutions, collaboration and contact center solutions, security, mobility and other advanced IT infrastructure solutions.

In December 2010, we purchased $9.4 million of the first lien secured high yield notes issued by Presidio. As of December 31, 2010, approximately $9.4 million remained outstanding on our investment in the notes.

Airvana Network Solutions, Inc.

Airvana Network Solutions, Inc. (“Airvana”) is a provider of mobile network infrastructure software to wireless operators.

In August 2010, we purchased $10.0 million in first lien senior secured notes issued by Airvana Network Solutions, Inc. and in September 2010 we acquired an additional $1.1 million of the same notes. As of December 31, 2010, approximately $8.8 million remained outstanding on our combined investment in the notes.

Power Tools, Inc. (d/b/a “Axceler”)

Power Tools, Inc. (“Power Tools”) provides software for content and data integration, workflow and automated administration for IBM Lotus Notes and Domino.

In May 2006, we acquired $12.0 million in senior secured notes issued by Power Tools and, also at the time of closing, we acquired $350,000 in warrants to purchase common stock issued by Power Tools. At December 31, 2010, $9.0 million of the senior secured notes remained outstanding.

GXS Worldwide, Inc.

GXS Worldwide, Inc. (“GXS”) is a business-to-business service provider whose product solutions enable customers to exchange trade related information electronically. GXS’s customers include small and medium businesses as well as large enterprise companies.

In December 2009, we acquired $8.0 million in high yield senior secured notes issued by GXS, which amount remains outstanding at December 31, 2010.

AKQA, Inc.

AKQA, Inc. (“AKQA”) is a digital interactive advertising company that delivers marketing solutions to blue chip clients. AKQA focuses on creating and delivering marketing solutions in digital media such as the Internet, mobile products, digital outdoor signage, gaming consoles and kiosks.

In March 2007, we acquired $25.0 million in senior secured notes issued by AKQA. During 2008 and 2009, we sold approximately $15.0 million of those notes. As of December 31, 2010, approximately $7.9 million remained outstanding on our investment in the notes.

SonicWall, Inc.

SonicWall, Inc. (“SonicWall”) is a leading provider of the integrated network security devices and subscription services primarily to the Small and Medium Enterprise (“SME”) market and governments. Its products provide secure e-mail and Internet access to wired and wireless broadband customers, enable Internet based remote connectivity for distributed organizations and provide ongoing protection against security threats.

In July 2010, we purchased $2.0 million of first lien senior secured notes issued by SonicWALL and $5.0 million of the second lien senior secured notes issued by SonicWALL. As of December 31, 2010, approximately $6.8 million remained outstanding on our combined investment in the senior secured notes.

INVESTMENT ADVISORY AGREEMENT

Management Services

TICC Management serves as our investment adviser. TICC Management is registered as our investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TICC Management manages our day-to-day operations of, and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, TICC Management:

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2009 calendar year was 6.55% and the annual hurdle rate for the 2010 calendar year was 7.69%. The current hurdle rate for the 2011 calendar year, calculated as of December 31, 2010, is 7.01%. Our net investment income (to the extent not distributed to our shareholders) used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•

no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 7.01% for the 2011 calendar year).

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate in any calendar quarter (currently 7.01% for the 2011 calendar year) is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2010, pre-incentive fee net investment income of $7,080,440 exceeded the hurdle of $4,811,598 (based upon net assets of $250,278,154 at September 30, 2010 and the quarterly hurdle rate of 1.9225%). The incentive fee rate of 20% resulted in an incentive of $453,768 for the quarter. TICC Management unilaterally determined to waive $50,000 of the incentive fee for the fourth quarter, resulting in an incentive fee of $403,768.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consist of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized capital gains and unrealized capital depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized capital appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter (*)

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Quarterly Hurdle rate(1) = 1.7525%

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

Quarterly Hurdle rate(1) = 1.7525%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee = 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate

                      = 20% x (3.3% – 1.7525%)

                      = 20% x 1.5475%

                      = 0.3095%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.3095%

(1)	Represents 7.01% annualized hurdle rate for 2011 calendar year.
(2)	Represents 2% annualized management fee.

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

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. See “Risk Factors—Risks relating to our business and structure — We are dependent upon TICC Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

Organization of the Investment Adviser

TICC Management is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. BDC Partners, a Delaware limited liability company, is its managing member and provides our investment adviser with all personnel necessary to manage our day-to-day operations and provide the services under the Investment Advisory Agreement. The principal address of TICC Management and of BDC Partners is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

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

COMPETITION

Our primary competitors to provide financing to primarily non-public small- and medium-sized companies include private equity and venture capital funds, other equity and non-equity based investment funds, including other business development companies, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Relating to Our Business and Structure—We operate in a highly competitive market for investment opportunities.”

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

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a business development company, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). We may be subject to federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to the PFIC’s stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. We have elected to treat all of the CLOs in which we own residual or subordinated notes as QEFs. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

Under certain circumstances, a CLO may be treated as a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes. If a CLO is treated as a CFC, and we are considered to own 10% or more of total voting power in such CLO, we would be required to include in income each year any “subpart F income” generated by such CLO, which would generally include its net investment income, regardless of whether we received any distributions with respect to such income.

Although the Code generally provides that income inclusions from a QEF and subpart F income will be “good income” for purposes of the 90% Income Test to the extent it is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF and subpart F income for which no distribution is received during the RIC’s taxable year would be “good income” for the 90% Income Test. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF and subpart F income included in a RIC’s income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayer to whom such rulings were issued. Accordingly, although we believe that the income inclusions from a QEF and subpart F income of a CLO that we are required to include in our taxable income would be “good income” for purposes of the 90% Income Test, no guaranty can be made that the IRS would not assert that such income would not be “good income” for purposes of the 90% Income Test. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2013 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction.

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

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the business development company and has an affiliate of the business development company on its board of directors;

•	does not have any class of securities listed on a national securities exchange;

•	is a public company that lists its securities on a national securities exchange with a market capitalization of less than $250 million; or

•	meets such other criteria as may be established by the SEC.

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

Code of Ethics

As required by the 1940 Act, we maintain a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest.” Our Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could return in the future. Should these conditions return, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the recent period of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

During portions of 2010, the economy was in the midst of a recession and in a difficult part of a credit cycle. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could harm our financial condition and operating results.

The affect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The unprecedented declines in prices and liquidity in the corporate debt markets from 2008 through mid-2010 have resulted in significant net unrealized depreciation in our portfolio, reducing our net asset value. Depending on market conditions, we could continue to incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

Beginning in mid-2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These events have significantly diminished overall confidence in the debt and equity markets and caused increasing economic uncertainty. A further deterioration in the credit markets or a prolonged period of illiquidity without improvement could materially impair the availability of credit on commercially reasonable terms.

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

A disruption in the capital markets and the credit markets could negatively affect our business.

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

Our ability to grow our business could be impaired by an inability to access the capital markets or to enter into new credit facilities. At various times over the past three years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally. If we are unable to raise additional equity capital or consummate new credit facilities on terms that are acceptable to us, we may not be able to initiate significant originations.

These situations may arise due to circumstances that we may be unable to control, such as access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Even though such conditions have improved broadly and significantly over the short term, adverse conditions in particular sectors of the financial markets could adversely impact our business over the long-term.

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

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Reform Act") became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

Our Board of Directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 31,886,367 shares are issued and outstanding as of December 31, 2010. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

We may choose to pay dividends in our own common stock, in which case our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the United States to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, and (ii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue Procedure 2010-12, if too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Where Revenue Procedure 2010-12 is not currently applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. We also may be required to include in income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital, reduce new investments or make taxable distributions of our stock or debt securities to meet that distribution requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

In addition, original issue discount income for certain portfolio investments may or may not be included as a factor in the determination of the fair value of such investments.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the President and Co-Chief Investment Officer of Royce & Associates, the non-managing member of our investment adviser. BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. Further, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves in the same capacities for Oxford Lane Capital Corp. and Oxford Lane Management and also serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

Both we, GLIF and Oxford Lane Capital Corp. have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or GLIF and a prospective portfolio company. Our general policy is to allocate bilateral U.S.-based opportunities to us and bilateral non-U.S.-based opportunities to GLIF; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to GLIF.

Either we, GLIF or Oxford Lane Capital Corp. may also purchase syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) or investments in CLO vehicles provided that the purchases are not made directly from the other fund or the issuer of the acquired syndicated loans or the CLO vehicle. In instances where both we and GLIF or Oxford Lane Capital Corp. desire to either purchase or sell the same position at the same time, such purchases or sales will generally be allocated on a pro rata basis between us and GLIF or Oxford Lane Capital Corp. based on order size as determined by each fund’s investment adviser in good faith.

Notwithstanding the foregoing policy with respect to the allocation of investment opportunities, any opportunity to invest a sum of less than or equal to $500,000 (an amount generally considered below our or GLIF’s or Oxford Lane Capital Corp.’s minimum investment threshold) will be allocated to Oxford Gate Capital, LLC.

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

Most of our debt investments will not fully amortize during their lifetime, which may subject us to the risk of loss of our principal in the event a portfolio company is unable to repay us prior to maturity.

Most of our debt investments are not structured to fully amortize during their lifetime. Accordingly, if a portfolio company has not previously pre-paid its debt investment to us, a significant portion of the principal amount due on such a debt investment may be due at maturity. In order to create liquidity to pay the final principal payment, a portfolio company typically must raise additional capital. If they are unable to raise sufficient funds to repay us, the debt investment may go into default, which may compel us to foreclose on the borrower’s assets, even if the debt investment was otherwise performing prior to maturity. This may deprive us from immediately obtaining full recovery on the debt investment and may prevent or delay the reinvestment of the investment proceeds in other, possibly more profitable investments.

The sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns.

We invest in companies which may have relatively short operating histories. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. Also, the technology-related sector, on which we have historically focused, in particular, is generally characterized by abrupt business cycles and intense competition. The recent cyclical economic downturn has resulted in substantial decreases in the market capitalization of many companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in valuations will be insubstantial or temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than companies in other industry sectors.

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

•	many of these companies may be more susceptible to adverse economic conditions than other better capitalized companies that operate in less capital intensive industries.

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

The incentive fee payable by us to TICC Management may create an incentive for TICC Management to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee on “Pre-Incentive Fee Net Investment Income” is determined, which is calculated as a percentage of the return on invested capital, may encourage TICC Management to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TICC Management may also receive an incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during an economic downturn.

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

Our investments in CLO vehicles may be riskier and less transparent than direct investments in portfolio companies.

From time to time we have and may invest in debt and residual value interests of CLO vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the underlying companies. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of debt holders senior to us in such CLOs.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009, and had remained below our net asset value per share through the first two quarters of 2010. Our shares could revert to trading at a discount to net asset value. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

	NAV(a)	Price Range
		High	Low
Fiscal 2010
Fourth quarter	$9.85	$11.62	9.90
Third quarter	9.27	10.70	7.88
Second quarter	9.03	8.70	6.50
First quarter	8.87	7.05	5.62
Fiscal 2009
Fourth quarter	$8.36	$6.21	$4.83
Third quarter	8.07	5.51	4.27
Second quarter	7.66	4.67	3.30
First quarter	7.46	4.50	2.70

(a)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 8, 2011 was $12.18 per share. As of March 8, 2011, we had 164 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2009:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
March 3, 2011	March 21, 2011	March 31, 2011	$0.24

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	$0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			$0.81

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	$0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			$0.60

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

During the year ended December 31, 2010, our distributions were made from undistributed net investment income. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2010, we issued a total of 238,500 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $2.2 million.

Use of Proceeds from Recent Sales of Registered Securities

During the fourth quarter of fiscal 2010, we sold 234,651 shares of our common stock pursuant to a “at-the-market” share issuance plan and 4.6 million shares of our common stock pursuant to an underwritten follow-on equity offering, which closed on December 6, 2010. Wells Fargo Securities, LLC acted as the sole book-running manager for the follow-on equity offering and as the sales agent for the “at-the-market” share issuance plan. The total amount of capital raised under these issuances was approximately $49.7 million and net proceeds were approximately $46.9 million, after deducting approximately $2.4 million of underwriters’ discounts and commissions and approximately $0.4 million of offering expenses. The registration statement pursuant to which the foregoing shares of our common stock were registered became effective on November 17, 2010 (File No. 333-169061) and registered a total of $100 million of shares of our common stock.

We have used, and will continue to use, the net proceeds from these offerings for investing in debt or equity securities, and other general corporate purposes, including working capital requirements. We estimate that it will take three to six months for us to substantially invest the net proceeds of these offerings, depending on the availability of attractive opportunities and market conditions. However, we may not be able to achieve this goal.

Pending these uses, we will invest such net proceeds primarily in cash, cash equivalents, and U.S. government securities and other high-quality debt investments that mature in one year or less consistent with our business development company election and our election to be taxed as a RIC, at yields significantly below those we expect to earn on our other portfolio investments. The management fee payable by us to our investment adviser will not be reduced while our assets are invested in these temporary investments.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, for the period from December 31, 2005 through December 31, 2010. The graph assumes that, on December 31, 2005, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Item 6.	Selected Financial Data

The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Total Investment Income	$33,506,591	$20,507,792	$37,305,635	$43,841,813	$35,947,227
Total Expenses	$9,263,094	$7,015,808	$15,114,472	$16,648,194	$10,546,409
Net Investment Income	$24,243,497	$13,491,984	$22,191,163	$27,193,619	$25,400,818
Net Increase (Decrease) in Net Assets Resulting from Operations	$63,947,441	$35,182,458	$(53,266,154)	$(11,648,832)	$26,331,172
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)(1)	$0.89	$0.51	$0.91	$1.30	$1.28
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic and Diluted)(1)	$2.35	$1.32	$(2.19)	$(0.56)	$1.32
Distributions Declared per Share	$0.81	$0.60	$1.06	$1.44	$1.38
Balance Sheet Data:
Total Assets	$317,900,083	$225,340,291	$204,962,887	$396,390,153	$334,819,746
Total Net Assets	$314,117,541	$224,091,995	$203,366,750	$257,369,503	$271,335,345
Other Data:
Number of Portfolio Companies at Period End	50	35	23	33	28
Purchases of Loan Originations	$129,800,000	$65,700,000	$18,300,000	$188,000,000	$191,000,000
Loan Repayments	$73,800,000	$65,600,000	$90,500,000	$87,300,000	$76,600,000
Proceeds from Loan Sales	$54,800,000	$14,000,000	$50,200,000	$4,500,000	$4,300,000
Total Return(2)	102.39%	81.15%	(50.23)%	(36.26)%	17.02%
Weighted Average Yield on Debt Investments at Period End(3)	14.1%	9.0%	8.9%	11.3%	12.8%

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

(3)	Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this report and in our filings with the SEC.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing in corporate debt securities. We have also invested and may continue to invest in structured finance investments, including CLO vehicles, which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the 1940 Act. We have elected to be treated for tax purposes as a RIC under the Code, beginning with our 2003 taxable year.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of December 31, 2010, our debt investments had stated interest rates of between 2.19% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 7 and 142 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 14.1%, including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2010, we recognized approximately $710,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Cavtel Holdings, LLC, Shearer’s Holdings II, Inc., Allen Systems Group, Inc. and Workflow Management, Inc., compared to PIK interest of approximately $162,000 for the year ended December 31, 2009.

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

Prior to making an investment, we may enter into a non-binding term sheet with the potential portfolio company. These term sheets are generally subject to a number of conditions, including but not limited to the satisfactory completion of our due diligence investigations of the company’s business and legal documentation for the loan.

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

During the year ended December 31, 2010, we closed approximately $129.8 million in portfolio investments, including additional investments of approximately $20.9 million in existing portfolio companies and approximately $108.9 million of investments in new portfolio companies. During the year ended December 31, 2010 we recognized a total of $73.8 million from principal repayments on debt investments, and we recognized approximately $54.8 million from the sale of portfolio investments. We realized net losses on investments during the year ended December 31, 2010 in the amount of approximately $42.1 million. For the year ended December 31, 2010, we had net unrealized gains of approximately $81.8 million.

Current Market and Economic Conditions

Beginning in mid-2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures and restructurings among a large number of financial institutions, which either participated in the origination and distribution of structured finance or syndicated loan credit products, or invested in them. The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to these products and the re-pricing of credit risk in the loan market, among other things.

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which has continued through 2010 and into 2011. Although corporate loan prices may still be below historical averages, our view is that certain, and primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle market issuers and to a limited extent larger issuers, and opportunistically, on certain structured finance investments, including CLO investment vehicles. We have and continue to review a large number of middle market loans and CLO investment vehicles, and have recently made a number of selective purchases in these markets.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $247.5 million and $200.3 million at December 31, 2010 and December 31, 2009, respectively. The increase in investments during the year ended December 31, 2010 was due to new portfolio investments of approximately $129.8 million and net unrealized appreciation of approximately $81.8 million. The ability to add new portfolio investments was made possible by debt repayments and sales of securities totaling approximately $128.6 million and new equity capital raises resulting in approximately $46.9 million of net proceeds. The value of cash and cash equivalents also increased by $44.8 million during the year ended December 31, 2010. Our gross originations and advances totaled approximately $68.9 million during the year ended December 31, 2009.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2010 and December 31, 2009, we had $73.8 million and $68.9 million, respectively, of loan repayments. Portfolio activity also reflects sales of securities in the amounts of $54.8 million and $14.0 million for 2010 and 2009, respectively. During 2010, the most significant repayments on our debt investments were from Questia, Inc. ($13.8 million), Hyland Software, Inc. ($11.0 million), Palm, Inc. ($9.6 million), Cavtel Holdings, LLC ($6.5 million) and Workflow Management, Inc. ($6.3 million). Also, during 2010, the most significant sales of our debt investments were of NetQuote, Inc. ($19.0 million) and SCS Holdings II, Inc. ($13.9 million).

For the year ended December 31, 2010, we had a net realized loss on investments of approximately $42.1 million, which largely consists of the loss of approximately $22.9 million on our investment in The CAPS Group, $15.0 million on our investment in WAICCS Las Vegas, LLC, and the loss of approximately $7.8 million on our investment in Box Services, LLC. These losses were partially offset by the gain on our investment in Cavtel Holdings, LLC of approximately $1.5 million, as well as several other smaller realized gains.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2010, we had net unrealized gains of approximately $81.8 million, comprised of $53.6 million in gross unrealized appreciation, $16.0 million in gross unrealized depreciation and approximately $44.2 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2010 were as follows (in millions):

Portfolio Company	Changes In Unrealized Appreciation (Depreciation)
The CAPS Group	$22.9
American Integration Technologies, LLC	14.3
WAICCS Las Vegas, LLC	13.5
Box Services, LLC	7.8
SCS Holdings II, Inc	2.6
Prospero CLO II BV	2.1
Hewetts Island CDO III 2005-1A D	2.1
Lightpoint CLO 2007-8a	1.8
Pegasus Solutions, Inc	1.7
Power Tools, Inc	1.5
Palm, Inc	1.1
Sargas CLO 2006 -1A	1.1
Workflow Management, Inc	(1.0)
Cavtel Holdings, LLC	(2.2)
Net all other(1)	12.5

Total	$81.8

(1)	Unrealized gains and losses less than $1.0 million have been combined.

At December 31, 2009, we had investments in debt securities of, or loans to, 33 portfolio companies, with a fair value totaling approximately $192.2 million, and equity investments of approximately $8.1 million. The debt investments include approximately $162,000 in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2010 and 2009 follows:

	December 31, 2010	December 31, 2009
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$200.3	$189.6
Portfolio Investments Acquired	129.8	68.9
Debt repayments	(73.8)	(68.9)
Sales of securities	(54.8)	(14.0)
Payment in Kind	0.7	0.2
Original Issue Discount	5.6	2.8
Net Unrealized Appreciation	81.8	32.2
Net Realized Losses	(42.1)	(10.5)

Ending Investment Portfolio	$247.5	$200.3

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2010 and 2009:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2010	$30.8	$31.8	$7.5
September 30, 2010	44.7	13.4	34.5
June 30, 2010	15.0	10.8	6.6
March 31, 2010	39.3	17.8	6.2

Total	$129.8	$73.8	$54.8

December 31, 2009	$33.0	$23.3	$6.0
September 30, 2009	24.5	23.2	4.2
June 30, 2009	11.4	18.9	3.8
March 31, 2009	0.0	3.5	0.0

Total	$68.9	$68.9	$14.0

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2010 and 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$173.9	70.3%	$184.6	92.1%
CLO Debt	50.4	20.4%	4.9	2.5%
CLO Equity	8.9	3.6%	2.2	1.1%
Subordinated Notes	6.0	2.4%	2.7	1.4%
Common Stock	5.8	2.3%	5.4	2.7%
Preferred Shares	2.0	0.8%	0.0	0.0%
Warrants	0.5	0.2%	0.5	0.2%

Total	$247.5	100.0%	$200.3	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Software	$66.8	27.0%	$44.8	22.4%
Diversified financial services	59.3	24.0%	7.1	3.5%
Semiconductor capital equipment	21.8	8.8%	8.4	4.2%
Enterprise software	13.2	5.3%	12.1	6.0%
Telecommunication services	12.1	4.9%	10.9	5.5%
Computer hardware	10.3	4.2%	4.5	2.2%
Business services	9.1	3.7%	4.4	2.2%
Auto parts manufacturer	8.8	3.5%	0.0	0.0%
Advertising	7.9	3.2%	8.2	4.1%
Healthcare	7.4	3.0%	3.4	1.7%
Printing and publishing	5.2	2.1%	3.2	1.6%
Grocery	5.0	2.0%	4.9	2.4%
Shipping & transportation	4.4	1.8%	4.8	2.4%
Food products manufacturer	4.1	1.6%	0.0	0.0%
Retail food products	3.9	1.6%	4.7	2.4%
IT consulting	2.4	1.0%	3.1	1.6%
IT value-added reseller	2.0	0.8%	14.8	7.4%
Interactive voice messaging services	2.0	0.8%	2.0	1.0%
Financial intermediaries	1.8	0.7%	0.0	0.0%
Printing and document management	0.0	0.0%	6.3	3.1%
Web-based services	0.0	0.0%	20.8	10.4%
Consumer electronics	0.0	0.0%	12.5	6.2%
Real estate development	0.0	0.0%	1.5	0.7%
Digital media	0.0	0.0%	13.8	6.9%
Digital imaging	0.0	0.0%	4.1	2.1%

	$247.5	100.0%	$200.3	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to companies operating in the technology-related sector. We may also invest in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances, as well as syndicated corporate loans and structured finance investments. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria.

Beginning in mid-2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures and restructurings among a large number of financial institutions, which either participated in the origination and distribution of structured finance or syndicated loan credit products, or invested in them. The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to these products and the re-pricing of credit risk in the loan market, among other things.

PORTFOLIO GRADING

We have developed a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2010 and 2009 our portfolio had a weighted average grade of 2.1 and 2.5, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2010 and 2009, our debt investment portfolio was graded as follows:

		December 31, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$11.8	4.6%	$11.8	5.1%
2	Full repayment of principal and interest is expected.	184.9	72.4%	163.0	70.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	55.1	21.6%	53.5	23.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.4%	2.0	0.9%

		$255.3	100.0%	$230.3	100.0%

		December 31, 2009
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$26.0	9.7%	$25.5	13.3%
2	Full repayment of principal and interest is expected	94.3	35.1%	84.9	44.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	73.9	27.5%	65.7	34.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	74.3	27.7%	16.0	8.3%

		$268.5	100.0%	$192.1	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

During the quarter ending December 31, 2008, we determined that the liquidity of American Integration Technologies, LLC (“AIT”) had severely deteriorated. As a result, we downgraded our investment in AIT to a 5 rating. During the year ending December 31, 2009, business conditions improved, and the fair value of the investment was written-up to approximately $8.4 million at December 31, 2009 from approximately $6.3 million at December 31, 2008. However, business conditions did not improve sufficiently to warrant a change in the investment rating of AIT, which was maintained as a grade 5. AIT was placed on non-accrual status as of January 1, 2009. In April 2010, the notes were restructured and placed back on accrual status. The investment rating is 2 as of December 31, 2010.

During the first quarter of 2009 we recorded unrealized depreciation on our debt investment in The CAPS Group of approximately $1.4 million, effectively reducing the fair value of the notes to zero. This write-down was due primarily to the continued deterioration in this company’s operations and the investment rating was maintained as a grade 5 during 2009. The investment was realized in 2010 at a loss of approximately $22.9 million.

As of the quarter ending June 30, 2009, we downgraded our investment in WAICCS Las Vegas, LLC to a grade 5 as a result of the failure of this company’s equity sponsor to pre-fund interest reserves as required to extend the maturity beyond July 31, 2009. This investment rating was maintained through December 31, 2009 and 2010. As of December 31, 2010, the impairment of this investment was determined to be other than temporary and has been classified as a realized loss for accounting purposes in the amount of $15.0 million.

As of the quarter ended September 30, 2009, we downgraded our investment held in senior secured notes issued by Box Services, LLC from a grade 3 to a grade 5 as a result of continued deterioration of their financial profile during the quarter. Our investment in Box Services remained on accrual status because it has continued to remit its interest payments due to us since the downgrade. In 2010, the investment in Box Services was sold, resulting in a realized loss of approximately $7.8 million.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2010, 2009 and 2008.

Comparison of the years ended December 31, 2010 and December 31, 2009

Investment Income

As of December 31, 2010, our debt investments had stated interest rates of between 2.19% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 7 and 142 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 14.1% including all investments in the portfolio, compared to 9.0% as of December 31, 2009.

Investment income for the year ended December 31, 2010 was approximately $33.5 million compared to approximately $20.5 million for the period ended December 31, 2009. This increase was due largely to an increase in the amount of performing assets in the portfolio, an increase in the amortization of discounts on new debt investments and distributions from the equity interests in our CLO vehicle investments. The total principal value of income producing debt investments as of December 31, 2010 and December 31, 2009 was approximately $251.8 million and $204.0 million, respectively. For the year ended December 31, 2010, investment income consisted of approximately $20.5 million in cash interest from portfolio investments, approximately $5.6 million in amortization of original issue and market discount, approximately $2.0 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $3.7 million in distributions from the equity interest in securitized vehicle investments and approximately $710,000 in PIK interest income.

For the year ended December 31, 2010, fee income of approximately $968,000 was recorded, compared to fee income of approximately $129,000 for the year ended December 31, 2009. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were approximately $9.3 million. This amount consisted primarily of investment advisory fees, compensation expense, professional fees, and general and administrative expenses. Expenses increased approximately $2.3 million from the period ended December 31, 2009, attributable primarily to higher investment advisory fees. Operating expenses for the period ended December 31, 2009 were approximately $7.0 million.

The investment advisory fee for the year ended December 31, 2010 was approximately $6.4 million, representing the base fee for the period as provided for in the Investment Advisory Agreement as well as income incentive fees earned of approximately $1.4 million. The investment advisory fee in the comparable period in 2009 was approximately $4.1 million which consisted of the base fee for the period as well as incentive fees of approximately $52,000. The total increase of approximately $2.3 million is due to an increase in average gross assets and the increase in pre-incentive fee net investment income. For the year ended December 31, 2010, TICC Management determined to waive $50,000 of the fourth quarter income incentive fee. At each of December 31, 2010 and December 31, 2009, respectively, approximately $1.8 million and $1.1 million of investment advisory fees remained payable to TICC Management.

Compensation expenses were approximately $1.0 million for the year ended December 31, 2010, compared to approximately $971,000 for the period ending December 31, 2009, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, our Chief Compliance Officer and our Controller. For each period ending December 31, 2010 and December 31, 2009, approximately $0 of compensation expenses remained payable.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.0 million for the year ended December 31, 2010, compared to approximately $1.3 million for the year ended December 31, 2009. This was primarily the result of decreases in fees for valuation services of approximately $158,000 and legal costs of approximately $118,000 incurred during the twelve months ended December 31, 2010.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses, were approximately $401,000 in 2010 compared to approximately $250,000 for the same period in 2009. This increase was primarily the result of greater proxy related costs of approximately $69,000 as well as an increase in transaction charges related to participations in syndicated loans of approximately $39,000. Office supplies, facilities costs and other office expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2010, we had a net realized loss on investments of approximately $42.1 million, which largely represents the loss of approximately $22.9 million on our investment in The CAPS Group, $15.0 million on our investment in WAICCS Las Vegas, LLC, as well as the loss of approximately $7.8 million on our investment in Box Services, LLC. These losses were partially offset by the gain on our investment in Cavtel Holdings, LLC of approximately $1.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2010, we had net unrealized gains of approximately $81.8 million, comprised of $53.6 million in gross unrealized appreciation, $16.0 million in gross unrealized depreciation and approximately $44.2 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2010 were as follows (in millions):

Portfolio Company	Changes In Unrealized Appreciation (Depreciation)
The CAPS Group	$22.9
American Integration Technologies, LLC	14.3
WAICCS Las Vegas, LLC	13.5
Box Services, LLC	7.8
SCS Holdings II, Inc	2.6
Prospero CLO II BV	2.1
Hewetts Island CDO III 2005-1A D	2.1
Lightpoint CLO 2007-8a	1.8
Pegasus Solutions, Inc	1.7
Power Tools, Inc	1.5
Palm, Inc	1.1
Sargas CLO 2006 -1A	1.1
Workflow Management, Inc	(1.0)
Cavtel Holdings, LLC	(2.2)
Net all other(1)	12.5

Total	$81.8

(1)	Unrealized gains and losses less than $1.0 million have been combined.

For the year ended December 31, 2009, we had a net realized loss on investments of approximately $10.5 million, which is primarily comprised of the loss on our debt investment in Falcon Communications, Inc. of approximately $9.5 million, the loss on the partial sale of our debt investment in AKQA, Inc. of approximately $1.4 million, the write off of preferred stock of TrueYou.com Inc. of approximately $1.3 million, as well as a loss of approximately $2.5 million resulting from the restructuring of notes held in, and the sale of warrants issued by, Punch Software, LLC (new notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date). These losses were partially offset by the realized gain associated with the sale of warrants issued by Segovia, Inc. of approximately $5.4 million.

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

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	5.9
Palm, Inc.	4.1
AKQA, Inc.	3.3
Punch Software LLC	3.1
Power Tools, Inc.	2.9
Hyland Software, Inc.	2.7
Cavtel Holdings, LLC	2.2
American Integration Technologies, LLC	2.1
Integra Telecom, Inc.	2.1
Netquote, Inc.	2.0
GXS Worldwide Inc.	1.7
TrueYou.com Inc.	1.3
Workflow Management, Inc.	1.0
SCS Holdings II, Inc.	1.0
The CAPS Group	(1.4)
Segovia, Inc.	(1.6)
Box Services, LLC	(5.9)
WAICCS Las Vegas, LLC	(7.5)
Net all other(1)	3.7

Total	$32.2

(1)	Unrealized gains and losses less than $1.0 million have been combined.

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the years ended December 31, 2010 and 2009 was $24.2 million and $13.5 million, respectively. This increase was due largely to a greater return on our investment portfolio due to market discounts on new debt investments, distributions from the equity interests in our securitization vehicle investments as well as an increase in the amount of performing assets in the portfolio.

Based on a weighted-average of 27,253,552 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the year ended December 31, 2010 was approximately $0.89 for basic and diluted, compared to approximately $0.51 per share for the year ended December 31, 2009.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $63.9 million for the year ended December 31, 2010, compared to a net increase of approximately $35.2 million in 2009. This net increase in net assets was attributable to greater net unrealized appreciation on investments and increased net investment income, partially offset by increased net realized losses on investments.

Based on a weighted-average of 27,253,552 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the year ended December 31, 2010 was approximately $2.35 for basic and diluted, compared to a net increase in net assets of approximately $1.32 per share in 2009.

Please see “—Portfolio Grading” above for more information.

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

Investment income for the year ended December 31, 2009 was approximately $20.5 million compared to approximately $37.3 million for the period ended December 31, 2008. This decrease resulted primarily from a lower return on investments and a decrease of the size of our debt investment portfolio over the past year, as the average outstanding principal value declined. The total principal value of income producing investments for the period ended December 31, 2009 and 2008 was approximately $204.0 million and $242.1 million, respectively. For the year ended December 31, 2009, investment income consisted of approximately $17.2 million in cash interest from portfolio investments, approximately $2.8 million in amortization of original issue discount and approximately $162,000 in PIK interest income primarily from our investments in Cavtel Holdings, LLC and Allen Systems Group, Inc.

For the year ended December 31, 2009, other income of approximately $129,000 was recorded, compared to other income of approximately $1,029,000, in 2008. Other income consists primarily of non-recurring amendment fees earned in conjunction with existing portfolio investments. The decline in other income during 2009 compared with 2008 was due primarily to fewer closed deals and fewer amendments associated with our investment portfolio.

Operating Expenses

Operating expenses for the year ended December 31, 2009, were approximately $7.0 million. This amount consisted primarily of investment advisory fees, professional fees, compensation expenses and general and administrative expenses. This was a decrease of approximately $8.1 million from the period ended December 31, 2008, which was primarily attributable to a decrease in interest expense of approximately $4.8 million related to our de-levering activity during 2008 and a decrease in investment advisory fees of approximately $2.9 million resulting from the decrease in gross assets during the year ended December 31, 2009. Our operating expenses for the period ended December 31, 2008 were approximately $15.1 million.

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

Realized Losses on Investments

For the year ended December 31, 2009, we had a net realized loss on investments of approximately $10.5 million, which is primarily comprised of the loss on our debt investment in Falcon Communications, Inc. of approximately $9.5 million, the loss on the partial sale of our debt investment in AKQA, Inc. of approximately $1.4 million, the write off of preferred stock of TrueYou.com Inc. of approximately $1.3 million, as well as a loss of approximately $2.5 million resulting from the restructuring of notes held in, and the sale of warrants issued by, Punch Software, LLC (new notes were subsequently issued by Punch Software, LLC with an amended interest rate and maturity date). These losses were partially offset by the realized gain associated with the sale of warrants issued by Segovia, Inc. of approximately $5.4 million. For the year ended December 31, 2008, we had net realized losses on our investments of approximately $8.5 million.

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

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Falcon Communications, Inc.	$9.5
Questia Media, Inc.	5.9
Palm, Inc.	4.1
AKQA, Inc.	3.3
Punch Software LLC	3.1
Power Tools, Inc.	2.9
Hyland Software, Inc.	2.7
Cavtel Holdings, LLC	2.2
American Integration Technologies, LLC	2.1
Integra Telecom, Inc.	2.1
Netquote, Inc.	2.0
GXS Worldwide Inc.	1.7
TrueYou.com Inc.	1.3
Workflow Management, Inc.	1.0
SCS Holdings II, Inc.	1.0
The CAPS Group	(1.4)
Segovia, Inc.	(1.6)
Box Services, LLC	(5.9)
WAICCS Las Vegas, LLC	(7.5)
Net all other(1)	3.7

Total	$32.2

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Pulvermedia, LLC	$10.6
GXS Worldwide Inc.	(1.2)
Fusionstorm, Inc.	(1.4)
Algorithmic Implementations, Inc.	(1.7)
Integra Telecom, Inc.	(1.7)
Box Services, LLC	(1.9)
Netquote, Inc.	(2.1)
SCS Holdings II, Inc.	(2.8)
Punch Software, LLC	(2.9)
Power Tools, Inc.	(3.0)
Hyland Software, Inc.	(3.1)
AKQA, Inc.	(3.6)
Palm, Inc.	(4.3)
WAICCS Las Vegas, LLC	(5.7)
Questia Media, Inc.	(6.2)
American Integration Technologies, LLC	(14.7)
The CAPS Group	(18.9)
Net all other(1)	(2.3)

Total	$(66.9)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

LIQUIDITY AND CAPITAL RESOURCES

In the fourth quarter of 2010, we issued 234,651 shares under an at-the-market share issuance program, and raised approximately $2.5 million in net proceeds. On December 6, 2010, we issued 4.6 million shares in a follow-on equity offering, raising approximately $44.4 million in net proceeds.

During the year ended December 31, 2010, cash and cash equivalents increased from approximately $24.0 million at the beginning of the period to approximately $68.8 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $18.7 million, largely reflecting principal repayments and proceeds from the sale of investments of approximately $128.6 million and net investment income, partially offset by purchases of investments of approximately $128.0 million. During the period, net cash provided by financing activities was approximately $26.1 million, reflecting the issuance of new shares during the year offset to some extent by distribution of dividends.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “—Overview”. We incurred approximately $6.4 million for investment advisory services and $761,000 for administrative services for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

For the years ended December 31, 2010 and 2009, we did not have a revolving credit facility agreement. However, during 2008, we had a credit facility (the “Credit Facility”) with the Royal Bank of Canada as an agent and a lender, and Branch Banking and Trust Company as an additional lender. Effective December 30, 2008, we had fully repaid all amounts under the Credit Facility and reduced the commitment amount thereunder to zero, thereby terminating the Credit Facility.

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

During the years ended December 31, 2010 and 2009 we did not have distributions in excess of our earnings. For tax purposes, distributions for 2010 and 2009 were funded from current net investment income. A written statement identifying the source of the dividend accompanied our fourth quarter dividend payment to our shareholders and was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

For the year ended December 31, 2010, we have accrued approximately $20,000 for excise taxes, as distributions for the year are estimated to be slightly lower than net investment income for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
March 3, 2011	March 21, 2011	March 31, 2011	$0.24

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$6.97	(5)

(1)	Distributions for the fiscal years ended December 31, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

•

BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Both we, GLIF and Oxford Lane Capital Corp. have adopted a policy with respect to the allocation of investment opportunities in view of these potential conflicts of interest. Bilateral investment opportunities are those negotiated directly between us or GLIF and a prospective portfolio company. Our general policy is to allocate bilateral U.S.-based opportunities to us and bilateral non-U.S.-based opportunities to GLIF; provided, that in instances involving bilateral investment opportunities where there is significant question as to a prospective portfolio company’s primary base of operation (by virtue, for instance, of it conducting business in many countries, including the United States, with no clear principal center of operation or legal domicile), and where that question leads to doubt with regard to an investment in that company representing a “qualified asset” for the purpose of compliance with the “70% test” for qualifying assets for BDCs under Section 55(a) of the 1940 Act, that bilateral investment opportunity will be allocated to GLIF.

Either we, GLIF or Oxford Lane Capital Corp. may also purchase syndicated loans (i.e., those transactions in which an agent bank syndicates loans to four or more investors) or investments in CLO vehicles provided that the purchases are not made directly from the other fund or the issuer of the acquired syndicated loans or the CLO vehicle. In instances where both we and GLIF or Oxford Lane Capital Corp. desire to either purchase or sell the same position at the same time, such purchases or sales will generally be allocated on a pro rata basis between us and GLIF or Oxford Lane Capital Corp. based on order size as determined by each fund’s investment adviser in good faith.

Notwithstanding the foregoing policy with respect to the allocation of investment opportunities, any opportunity to invest a sum of less than or equal to $500,000 (an amount generally considered below our or GLIF’s or Oxford Lane Capital Corp.’s minimum investment threshold) will be allocated to Oxford Gate Capital, LLC.

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

We will record unrealized depreciation on bilateral investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. To the extent that we believe that it has become probable that a loan is not collectible or probable that an equity investment is not realizable, we will classify that amount as realized depreciation. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value, other than such changes that are considered probable of non-collection or non-realization, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

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

Given the recent economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to the market illiquidity and the lack of transactions since 2008, we determined that the current agent bank non-binding indicative bids for the substantial majority of our syndicated investments may not be considered reliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, we have engaged third-party valuation firms to provide assistance in valuing certain of our syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	Includes amortization of discounts of approximately $5.6 million and PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

A reconciliation of the fair value of investments for the year ended December 31, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Collateralized Loan Obligation Investments	Total
Balance at December 31, 2008	$130.6	$59.0	$0.0	$189.6
Realized losses included in earnings	(7.8)	(2.7)	0.0	(10.5)
Unrealized appreciation (depreciation) included in earnings	18.5	13.9	(0.1)	32.3
Accretion of discount	1.2	1.5	0.0	2.7
Purchases, issuances and settlements(1)	(57.7)	36.7	7.2	(13.8)
Transfers in and/or out of level 3	0.0	(4.4)	0.0	(4.4)

Balance at December 31, 2009	$84.8	$104.0	$7.1	$195.9

The change in unrealized appreciation for level 3 investments still held as of December 31, 2009 is approximately $20.3 million.

(1)	Includes amortization of discounts of approximately $2.8 million and PIK interest of approximately $162,000.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2010 and 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$173.9	70.3%	$184.6	92.1%
CLO Debt	50.4	20.4%	4.9	2.5%
CLO Equity	8.9	3.6%	2.2	1.1%
Subordinated Notes	6.0	2.4%	2.7	1.4%
Common Stock	5.8	2.3%	5.4	2.7%
Preferred Shares	2.0	0.8%	0.0	0.0%
Warrants	0.5	0.2%	0.5	0.2%

Total	$247.5	100.0%	$200.3	100.0%

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2010 we recorded PIK interest income of approximately $710,000. For the years ended December 31, 2009 and 2008, we recorded approximately $162,000 and $235,000 in PIK interest income, respectively.

In addition, we recorded original issue discount income of approximately $5,578,000, $2,783,000 and $1,881,000 for the years ended December 31, 2010, 2009 and 2008, respectively, representing the amortization of the discounted cost attributed to certain debt securities purchased by us in connection with the issuance of warrants.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2010 and December 31, 2009 was approximately $241,093,357 and $260,645,369, respectively.

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

RECENT DEVELOPMENTS

We declared, on March 3, 2011, a cash dividend of $0.24 per share payable March 31, 2011 to holders of record on March 21, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2010, three debt investments in our portfolio were at a fixed rate, and the remaining forty-seven debt investments were at variable rates, representing approximately $23.3 million and $232.0 million in principal debt, respectively. At December 31, 2010, $228.5 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2010. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase by approximately $831,000 million annually, based upon the implied floors in our portfolio. Conversely, if we had instead assumed a 1% decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, net investment income would decrease by approximately $243,000 annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. It should be noted, also, that to the extent that certain investments may be based on a rate which is historically low at the current time, it may not be possible for the underlying rate to decrease by 1%, Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control—Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of TICC Capital Corp.:

In our opinion, the accompanying statements of assets and liabilities including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of TICC Capital Corp. (“the Company”) at December 31, 2010 and December 31, 2009, and the results of its operations, the changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 70 of the 2010 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 9, 2011

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2010	December 31, 2009
ASSETS
Investments, at fair value (cost: $226,200,687 @ 12/31/10; $260,752,699 @ 12/31/09)
Non-affiliated/non-control investments (cost: $207,854,154 @ 12/31/10; $241,169,345 @ 12/31/09)	$229,385,715	$180,226,123
Control investments (cost: $18,346,533 @ 12/31/10; $19,583,354 @ 12/31/09)	18,150,000	20,025,000

Total investments at fair value	247,535,715	200,251,123

Cash and cash equivalents	68,780,866	23,972,885
Interest receivable	1,488,984	860,271
Prepaid expenses and other assets	94,518	256,012

Total assets	$317,900,083	$225,340,291

LIABILITIES
Investment advisory fee payable to affiliate	$1,760,896	$1,119,544
Securities purchased not settled	1,837,500	—
Accrued expenses	184,146	128,752

Total liabilities	3,782,542	1,248,296

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 31,886,367 and 26,813,216 issued and outstanding, respectively	318,864	268,132
Capital in excess of par value	369,163,104	320,175,874
Net unrealized appreciation (depreciation) on investments	21,335,028	(60,501,576)
Accumulated net realized losses on investments	(74,545,034)	(32,412,374)
Distributions in excess of investment income	(2,154,421)	(3,438,061)

Total net assets	314,117,541	224,091,995

Total liabilities and net assets	$317,900,083	$225,340,291

Net asset value per common share	$9.85	$8.36

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,850,000
Airvana Network Solutions, Inc.	software	senior secured notes (4)(6) (11.00%, due August 27, 2014)	$8,847,171	8,700,153	8,858,230
AKQA, Inc.	advertising	senior secured notes(4)(6) (4.96%, due March 20, 2013)	7,865,342	7,865,342	7,857,477
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013) common stock	15,550,000 —	15,346,533 3,000,000	15,550,000 2,600,000
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	20,059,705	21,763,773
Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5) (3.73%, due April 25, 2019)	3,659,805	1,702,855	2,049,491
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2011) warrants to purchase common stock(7)	2,425,000 —	2,425,000 0	2,425,000 0
Birch Communications, Inc.	telecommunication services	senior secured notes(4) (15.00%, due June 21, 2015)	5,000,000	5,000,000	5,000,000
BNY Convergex	financial intermediaries	second lien senior secured notes(4) (8.75%, due December 17, 2017)	1,875,000	1,837,500	1,837,500
Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5) (4.65%, due June 19, 2021)	3,500,000	1,804,206	2,660,000
CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5) (4.29%, due October 20, 2020)	3,247,284	1,593,673	2,273,099
Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5) (7.75%, due December 28, 2016)	4,500,000	4,432,525	4,432,500
Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)(6) (4.29%, due July 25, 2018)	1,831,690	934,388	1,373,768
Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5) (10.50%, due October 28, 2015)	5,500,000	5,339,007	5,335,000
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,468,750	4,371,448	4,424,063
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	4,950,008	4,832,815	4,956,196
Flagship 2005-4A D	structured finance	CLO secured notes(4)(5) (5.05%, due June 1, 2017)	2,612,988	1,538,260	1,959,741
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	1,922,500	1,903,984	1,840,794
		warrants to purchase common stock(7)	—	725,000	150,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	$3,476,000	$3,079,396	$2,000,000
		convertible preferred stock(7)	—	1,500,000	0
GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,885,499	7,900,000
Harch CLO II LTD 2005-2a e	structured finance	CDO secured notes(4)(5) (5.29%, due October 22, 2017)	4,819,262	2,382,248	3,325,290
Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(6) (7.04%, due November 12, 2019)	3,193,918	1,859,658	2,746,769
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5) (6.04%, due August 9, 2017)	6,640,478	3,503,885	5,578,002
Hewetts Island CDO IV 2006-4X E BB	structured finance	CDO secured notes(4)(5) (4.84%, due May 9, 2018)	3,251,816	1,491,511	2,438,862
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (10.50%, due March 30, 2015)	3,381,236	3,292,190	3,415,049
Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5) (7.04%, due October 15, 2016)	2,244,290	1,283,620	1,907,647
Hyland Software, Inc.	enterprise software	first lien senior secured notes(4)(5) (6.75%, due December 19, 2016)	3,818,182	3,780,029	3,822,955
Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	3,115,022
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75% , due February 16, 2014)	3,899,005	3,683,115	3,899,005
Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6) (5.55%, due June 1, 2017)	3,722,086	2,153,441	2,887,222
Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6) (4.05%, due December 15, 2018)	2,828,018	1,475,855	1,630,635
Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5) (4.04%, due April 11, 2021)	4,000,000	1,834,131	2,200,000
Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6) (2.19%, due November 1, 2017)	2,371,953	1,283,845	1,470,611
Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.79%, due July 25, 2018)	5,000,000	2,738,631	4,500,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5) (4.14%, due October 26, 2020)	3,322,992	1,818,151	2,359,324
MLM Holdings, Inc.	software	senior secured notes(4)(5) (7.00%, due December 1, 2016)	4,987,500	4,913,231	4,912,688

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5) (4.79%, due June 27, 2022)	$3,649,700	$1,974,935	$2,737,275
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6) (7.75%, due April 17, 2013)	2,950,461	2,722,247	2,768,506
		second lien senior secured notes(3)(5)(6) (13.00%, due April 15, 2014)	5,290,695	3,153,479	4,936,219
		common equity(7)	—	62,595	112,238
		preferred equity(7)	—	657,247	1,530,949
Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	9,000,000	8,912,088	8,235,000
		warrants to purchase common stock(7)		350,000	370,000
Presidio Inc.	business services	first lien senior secured notes(4)(5) (7.50%, due December 16, 2015)	9,375,000	9,141,699	9,140,625
Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.27%, due November 29, 2013)	3,013,333	2,153,283	2,968,133
Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5) (4.24%, due October 20, 2022)	9,900,000	4,191,843	6,336,000
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.25%, due August 10, 2014)	5,488,999	5,150,835	5,205,381
Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	6,060,000
Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (15.50%, due March 31, 2016)	4,071,049	3,979,305	4,111,759
Shield Finance Co.	software	first lien term notes(4)(5)(6) (7.75%, due June 15, 2016)	5,910,000	5,681,659	5,880,450
SonicWall, Inc.	software	first lien senior secured notes(4)(5) (8.25%, due January 23, 2016)	1,794,355	1,743,235	1,803,327
		second lien senior secured notes(4)(5) (12.00%, due January 23, 2017)	5,000,000	4,856,725	5,000,000
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5) (12.00%, due March 29, 2015)	10,000,000	9,175,912	9,885,000
		common equity(7)	—	377,928	0
		preferred equity(7)	—	186,622	431,480
U.S. Telepacific Corp.	telecommunication services	senior secured notes(4)(5) (9.25%, due August 4, 2011)	3,970,000	3,946,073	4,000,410
Vision Solutions, Inc	software	senior secured notes(4)(5) (7.75%, due July 23, 2016)	5,775,000	5,554,250	5,717,250

Total Investments				$226,200,687	$247,535,715

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at December 31, 2010, investments at fair value are categorized as follows: senior secured notes (55.4%), subordinated notes (1.9%), CLO debt (16.1%), CLO equity (2.8%), common stock (1.9%), preferred shares (0.6%) and warrants to purchase equity securities (0.2%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $26,128,474; aggregate gross unrealized depreciation for federal income tax purposes is $19,686,116. Net unrealized appreciation is $6,442,358 based upon a tax cost basis of $241,093,357.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2009

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2) (8)
ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,200,000
AKQA, Inc.	advertising	senior secured notes(4)(6) (4.75%, due March 20, 2013)	$8,491,848	8,491,848	8,143,682
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	17,025,000	16,583,354	17,025,000
		common stock	—	3,000,000	3,000,000
Allen Systems Group, Inc.	software	second lien senior secured notes(3)(4)(5) (13.00%, due April 19, 2014)	3,514,000	3,361,190	3,393,927
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(6)(7)(10) (13.75%, due April 29, 2011)	20,950,000	20,950,000	8,380,000
Attachmate Corporation	enterprise software	second lien senior secured notes(4)(5) (7.00%, due October 13, 2013)	2,000,000	1,396,221	1,615,000
Box Services, LLC	digital imaging	senior secured notes(4)(6) (9.50%, due April 30, 2012)	11,915,170	11,915,170	4,106,563
Cavtel Holdings, LLC	telecommunication services	first lien senior secured notes(3)(4)(5)(6) (10.50%, due December 31, 2012)	6,438,805	4,208,627	6,390,515
Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5) (4.28%, due July 25, 2018)	1,876,262	903,895	891,224
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,906,250	4,769,087	4,832,656
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	5,000,000	4,851,296	4,900,000
First Data Corporation	business services	first lien senior secured notes(4)(5)(6) (3.00%, due September 24, 2014)	4,961,929	3,725,801	4,398,899
Fusionstorm, Inc.	IT value-added reseller	senior subordinated unsecured notes(4)(5)(6) (11.74%, due October 2, 2011)	3,550,000	3,483,268	2,680,250
		warrants to purchase common stock(7)		725,000	250,000
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	2,906,779	2,000,000
		convertible preferred stock(7)	—	1,500,000	0
Group 329, LLC (d/b/a “The CAPS Group”)	digital imaging	senior secured term A notes(4)(5)(7)(10) (11.89%, due February 28, 2012)	5,467,804	5,406,561	0
		warrants to purchase common stock(7)	—	110,000	0
		senior secured term B notes(4)(5)(7)(10) (12.39%, due February 28, 2013)	17,485,000	17,250,655	0
		warrants to purchase common stock(7)	—	90,000	0
GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,865,888	7,870,000

(Continued on next page)

See Accompanying Notes.

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2) (8)
Hyland Software, Inc.	enterprise software	second lien senior secured notes(4)(5) (6.77%, due July 31, 2014)	$11,000,000	$10,936,317	$10,461,000
Integra Telecomm, Inc.	telecommunications services	common stock(7)	—	1,712,397	2,454,450
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75%, due February 16, 2014)	4,980,973	4,534,476	4,738,151
Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.78%, due July 25, 2018)	5,000,000	2,621,122	2,575,000
NetQuote, Inc.	web-based services	senior secured notes(4)(6) (9.50%, due May 1, 2011)	21,000,000	21,000,000	20,790,000
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5) (4.78%, due June 27, 2022)	2,838,656	1,490,894	1,447,714
Palm, Inc.	consumer electronics	first lien senior secured notes(4)(5)(6) (3.76%, due April 24, 2014)	14,575,446	13,609,015	12,462,006
Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	10,000,000	9,872,792	7,825,000
		warrants to purchase common stock(7)	—	350,000	220,000
Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.24%, due November 29, 2013)	4,000,000	2,546,288	3,386,000
Punch Software LLC	software	senior secured notes(4)(7) (0.00%, due October 31, 2012)	2,100,000	1,595,643	1,625,400
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.00%, due August 10, 2014)	3,632,149	3,342,189	3,232,613
Questia Media, Inc.	digital media	senior secured notes(3) (11.00%, due Jan. 29, 2010)	14,358,128	14,358,128	13,767,127
SCS Holdings II, Inc.	IT value-added reseller	second lien senior secured notes(4) (6.25%, due May 30, 2013)	14,500,000	14,510,534	11,890,000
Springboard Finance (d/b/a “Skype”)	telecommunication services	first lien senior secured notes(4)(5) (9.00%, due November 19, 2014)	2,000,000	1,950,873	2,080,000
Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6) (4.01%, due March 29, 2011)	4,721,536	3,767,988	4,459,491
WAICCS Las Vegas, LLC	real estate development	second lien senior secured notes(4)(7)(9)(10) (9.31%, due July 31, 2009)	15,000,000	15,000,000	1,500,000
WHITTMANHART, Inc.	IT consulting	senior secured notes(4)(6) (13.58%, due December 31, 2010) warrants to purchase common stock(7)	3,125,000 —	3,125,000 0	3,125,000 0
Workflow Management, Inc.	printing & document management	first lien senior secured notes(3)(4)(5)(6) (9.50%, due November 30, 2011)	6,626,109	5,263,940	6,311,369
X-Rite Incorporated	software	first lien senior secured notes(4)(5)(6) (7.47%, due October 24, 2012)	3,994,865	3,470,463	3,823,086

Total Investments				$260,752,699	$200,251,123

(Continued on next page)

See Accompanying Notes.

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

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income—debt investments	$26,959,707	$17,907,924	$33,355,098
Distributions from securitization vehicles—equity investments	3,728,638	—	—
Commitment, amendment fee income and other income	968,317	129,265	904,363

Total investment income from non-affiliated/non-control investments	31,656,662	18,037,189	34,259,461

From control investments:
Interest income—debt investments	1,849,929	2,470,603	2,921,174
Other income	—	—	125,000

Total investment income from control investments	1,849,929	2,470,603	3,046,174

Total investment income	33,506,591	20,507,792	37,305,635

EXPENSES
Compensation expense	1,020,950	971,356	906,109
Investment advisory fees	6,447,570	4,122,005	7,001,236
Professional fees	1,033,650	1,305,894	1,626,028
Interest expense	—	—	4,814,408
Insurance	75,419	75,974	76,734
Directors' fees	178,750	193,000	184,750
Transfer agent and custodian fees	105,389	98,012	104,572
General and administrative	401,366	249,567	400,635

Total expenses	9,263,094	7,015,808	15,114,472

Net investment income	24,243,497	13,491,984	22,191,163

Net change in unrealized appreciation (depreciation) on investments	81,836,604	32,203,525	(66,947,503)

Net realized losses on investments	(42,132,660)	(10,513,051)	(8,509,814)

Net increase (decrease) in net assets resulting from operations	$63,947,441	$35,182,458	$(53,266,154)

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.89	$0.51	$0.91
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$2.35	$1.32	$(2.19)
Weighted average shares of common stock outstanding:
Basic and diluted	27,253,552	26,624,217	24,314,512

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Increase (decrease) in net assets from operations:
Net investment income	$24,243,497	$13,491,984	$22,191,163
Net realized losses on investments	(42,132,660)	(10,513,051)	(8,509,814)
Net change in unrealized appreciation (depreciation) on investments	81,836,604	32,203,525	(66,947,503)

Net increase (decrease) in net assets resulting from operations	63,947,441	35,182,458	(53,266,154)

Dividends from net investment income	(22,959,856)	(15,973,470)	(22,870,147)
Tax return of capital distributions	—	—	(1,898,860)

Distributions to shareholders	(22,959,856)	(15,973,470)	(24,769,007)

Capital share transactions:
Issuance of common stock (net of offering costs of $2,817,408, $0 and $1,629,542, respectively)	46,859,868	—	20,934,434
Reinvestment of dividends	2,178,093	1,516,257	3,097,974

Net increase in net assets from capital share transactions	49,037,961	1,516,257	24,032,408

Total increase (decrease) in net assets	90,025,546	20,725,245	(54,002,753)
Net assets at beginning of period	224,091,995	203,366,750	257,369,503

Net assets at end of period (including over distributed net investment income of $2,154,421, $3,438,061 and
$956,575, respectively)	$314,117,541	$224,091,995	$203,366,750

Capital share activity:
Shares sold	4,834,651	—	4,339,226
Shares issued from reinvestment of dividends	238,500	329,670	580,603

Net increase in capital share activity	5,073,151	329,670	4,919,829

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$63,947,441	$35,182,458	$(53,266,154)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of discounts	(5,577,631)	(2,782,998)	(1,881,183)
Increase in investments due to PIK	(710,108)	(162,055)	(235,000)
Purchases of investments	(128,038,228)	(65,671,220)	(18,290,000)
Repayments of principal and reductions to investment cost value	73,771,623	65,639,714	90,543,884
Proceeds from the sale of investments	54,811,196	14,010,037	50,178,603
Net realized losses on investments	42,132,660	10,513,051	8,509,814
Net change in unrealized (appreciation) depreciation on investments	(81,836,604)	(32,203,525)	66,947,503
(Increase) decrease in interest receivable	(628,713)	291,432	1,724,721
Decrease (increase) in prepaid expenses and other assets	161,494	(108,206)	53,566
Increase (decrease) in investment advisory fee payable	641,352	(167,907)	(835,717)
Decrease in accrued interest payable	—	—	(310,312)
Increase (decrease) in accrued expenses	55,394	(179,934)	221,516

Net cash provided by operating activities	18,729,876	24,360,847	143,361,241

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	49,677,276	—	22,563,976
Offering expenses from the issuance of common stock	(2,817,408)	—	(1,629,542)
Amounts borrowed under revolving credit facility	—	—	10,500,000
Amounts paid back under revolving credit facility	—	—	(147,000,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $2,178,093, 1,516,257 and $3,097,974, respectively)	(20,781,763)	(14,457,213)	(21,671,032)

Net cash provided (used) by financing activities	26,078,105	(14,457,213)	(137,236,598)

Net increase in cash and cash equivalents	44,807,981	9,903,634	6,124,643
Cash and cash equivalents, beginning of period	23,972,885	14,069,251	7,944,608

Cash and cash equivalents, end of period	$68,780,866	$23,972,885	$14,069,251

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$2,178,093	$1,516,257	$3,097,974

SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$1,837,500	$—	$—
Cash paid for interest	$—	$—	$4,297,974

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon “Level 3” inputs as of December 31, 2010.

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

Given the recent economic volatility, the market for syndicated loans had become increasingly illiquid with limited or no transactions for many of those securities which the Company holds. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, although there has been improvement during the course of 2010 in transaction volume, the liquidity of the markets and the quality of the indicative quotes, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments still have shown, at various times, some of the attributes of illiquidity as described by ASC-820-10-35. The Company has determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated investments may not be considered reliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10 and has determined that it is properly valuing the securities in its portfolio.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	Includes amortization of discounts of approximately $5.6 million and PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2009, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$23.8	$0.0	$0.0	$23.8
Bilateral investments	0.0	0.0	84.8	84.8
Syndicated investments	0.0	4.4	104.0	108.4
Collateralized loan obligation investments	0.0	0.0	7.1	7.1

Total	$23.8	$4.4	$195.9	$224.1

A reconciliation of the fair value of investments for the year ended December 31, 2009, utilizing significant unobservable inputs, is as follows:

($ in millions)	Bilateral Investments	Syndicated Investments	Collateralized Loan Obligation Investments	Total
Balance at December 31, 2008	$130.6	$59.0	$0.0	$189.6
Realized losses included in earnings	(7.8)	(2.7)	0.0	(10.5)
Unrealized appreciation (depreciation) included in earnings	18.5	13.9	(0.1)	32.3
Accretion of discount	1.2	1.5	0.0	2.7
Purchases, issuances and settlements(1)	(57.7)	36.7	7.2	(13.8)
Transfers in and/or out of level 3	0.0	(4.4)	0.0	(4.4)

Balance at December 31, 2009	$84.8	$104.0	$7.1	$195.9

The change in unrealized appreciation for level 3 investments still held as of December 31, 2009 is approximately $20.3 million.

(1)	Includes amortization of discounts of approximately $2.8 million and PIK interest of approximately $162,000.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2010 and 2009:

	2010		2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$173.9	70.3%	$184.6	92.1%
CLO Debt	50.4	20.4%	4.9	2.5%
CLO Equity	8.9	3.6%	2.2	1.1%
Subordinated Notes	6.0	2.4%	2.7	1.4%
Common Stock	5.8	2.3%	5.4	2.7%
Preferred Shares	2.0	0.8%	0.0	0.0%
Warrants	0.5	0.2%	0.5	0.2%

Total	$247.5	100.0%	$200.3	100.0%

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain the Company’s status as a RIC, this income must be paid out to stockholders in the form of dividends, even though the Company has not collected any cash. For the year ended December 31, 2010, the Company recorded PIK interest income of approximately $710,000. For the years ended December 31, 2009 and 2008, the Company recorded approximately $162,000 and $235,000 in PIK interest income, respectively.

In addition, the Company recorded discount income of approximately $7.5 million, $3.0 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and discount income derived from unscheduled principal cash remittances at par on discounted debt securities.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2010 and December 31, 2009 was approximately $241,093,357 and $260,645,369, respectively.

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

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2010 and December 31, 2009, respectively, cash and cash equivalents consisted of:

	December 31, 2010	December 31, 2009
Eurodollar Time Deposit (due1/03/11 and 1/4/10, respectively)	$68,513,869	$23,759,409

Total Cash Equivalents	68,513,869	23,759,409
Cash	266,997	213,476

Cash and Cash Equivalents	$68,780,866	$23,972,885

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Numerator for basic and diluted income per share—net increase in net assets resulting from net investment income	$24,243,497	$13,491,984	$22,191,163
Numerator for basic and diluted income per share—net increase (decrease) in net assets resulting from operations	$63,947,441	$35,182,458	$(53,266,154)
Denominator for basic and diluted income per share -weighted average shares(1)	27,253,552	26,624,217	24,314,512
Basic and diluted net investment income per common share(1)	$0.89	$0.51	$0.91
Basic and diluted net increase (decrease) in net assets resulting from operations per common share(1)	$2.35	$1.32	$(2.19)

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2010, 2009 and 2008 calendar year was 7.69, 6.55% and 8.45%, respectively. The current hurdle rate for the 2011 calendar year, calculated as of December 31, 2010, is 7.01%.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consist of the Company’s realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized capital gains and unrealized capital depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized capital appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. As of December 31, 2010, there was no accrual required under this methodology.

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.4 million, $51,800 and $485,000 for the years ended December 31, 2010, 2009 and 2008, respectively. There were no capital gains incentive fees earned for any year in this three-year period. The Investment Advisor determined to waive $50,000 of the income incentive fee for the fourth quarter of 2010.

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

The Company’s investment activities are managed by its investment adviser, TICC Management, pursuant to the investment advisory agreement described above. TICC Management is owned by BDC Partners, its managing member, and Royce & Associates, LLC (“Royce & Associates”). Jonathan Cohen, TICC’s Chief Executive Officer, and Saul Rosenthal, TICC’s President and Chief Operating Officer, are the members of BDC Partners, and Charles Royce, TICC’s non-executive chairman, is the President of Royce & Associates. For the periods ended December 31, 2010, 2009 and 2008, respectively, TICC incurred investment advisory fees of approximately $6.4 million, $4.1 million and $7.0 million in accordance with the terms of the Investment Advisory Agreement, and incurred approximately $1.0 million, $1.0 million and $0.9 million in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred approximately $87,000, $77,000 and $74,000 for facility costs allocated under the agreement for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, respectively $1.8 million, $1.1 million and $1.3 million of investment advisory fees remained payable to TICC Management, and no compensation expense remained payable to BDC Partners at the end of any year in the three-year period.

NOTE 6. OTHER INCOME

Other income includes primarily exit fees and closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2010, 2009 and 2008, respectively, TICC earned approximately $1.0 million, $0.1 million, and $1.0 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2010, 2009 and 2008, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2010, the Company had not issued any commitments to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 8. REVOLVING CREDIT AGREEMENT

During the year ending December 31, 2010, the Company did not have a revolving credit facility agreement.

NOTE 9. SUBSEQUENT EVENTS

The Company declared, on March 3, 2011, a cash dividend of $0.24 per share payable March 31, 2011 to holders of record on March 21, 2011.

NOTE 10. FINANCIAL HIGHLIGHTS

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Per Share Data
Net asset value at beginning of period	$8.36	$7.68	$11.94	$13.77	$13.77

Net investment income(1)	0.89	0.51	0.91	1.32	1.30
Net realized and unrealized capital gains (losses)(2)	1.19	0.81	(2.94)	(1.79)	0.05

Total from investment operations	2.08	1.32	(2.03)	(0.47)	1.35

Dividends from net investment income	(0.81)	(0.60)	(0.98)	(1.37)	(1.28)
Distributions from net realized capital gains	(0.00)	(0.00)	(0.00)	(0.05)	(0.10)
Tax return of capital distributions	(0.00)	(0.00)	(0.08)	(0.02)	(0.00)

Total distributions(3)	(0.81)	(0.60)	(1.06)	(1.44)	(1.38)

Effect of shares issued, net of offering expenses	0.22	(0.04)	(1.17)	0.08	0.03

Net asset value at end of period	$9.85	$8.36	$7.68	$11.94	$13.77

Per share market value at beginning of period	$6.05	$3.80	$9.23	$16.14	$15.10
Per share market value at end of period	$11.21	$6.05	$3.80	$9.23	$16.14
Total return(4)	102.39%	81.15%	(50.23)%	(36.26)%	17.02%
Shares outstanding at end of period	31,886,367	26,813,216	26,483,546	21,563,717	19,705,824

Ratios/Supplemental Data
Net assets at end of period (000’s)	$314,118	$224,092	$203,367	$257,370	$271,335
Average net assets (000’s)	$243,723	$206,183	$251,320	$277,994	$270,309
Ratio of expenses to average net assets	3.80%	3.40%	6.01%	5.99%	3.90%
Ratio of expenses, excluding interest expense, to average net assets	3.80%	3.40%	4.10%	3.72%	3.20%
Ratio of net investment income to average net assets	9.95%	6.54%	8.83%	9.78%	9.40%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gain (losses) includes rounding adjustment to reconcile change in net asset value per share.
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

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
March 3, 2011	March 21, 2011	March 31, 2011	$0.24

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			$0.81

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			$0.60

The tax character of distributions declared and paid in 2010 represented $22,959,856 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no affect on net asset value per share.

The Company has available $59,545,010 of capital losses which can be used to offset future capital gains. If these losses are not utilized, $21,899,301 will expire in 2016, $8,377,450 will expire in 2017, and $29,268,259 will expire in 2018. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2010, the Company had no such capital losses to defer. For the fiscal year ended December 31, 2009, the Company elected to defer capital losses of $2,135,599.

As of December 31, 2010, the components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$438,119
Distributable long-term capital gains (capital loss carry forward)	(59,545,010)
Unrealized appreciation on investments	3,762,465

As of December 31, 2009, the components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$23,864
Distributable long-term capital gains (capital loss carry forward)	(30,276,751)
Unrealized depreciation on investments	(60,394,246)

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2010
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$9,138,830	$9,081,118	$8,730,552	$6,556,091
Net Investment Income	6,676,672	6,603,161	6,318,488	4,645,176
Net Increase in Net Assets resulting from Operations	23,918,817	12,442,822	9,601,956	17,983,846
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted)	$0.24	$0.25	$0.24	$0.17
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$0.84	$0.46	$0.36	$0.67

	Year Ended December 31, 2009
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 30,
Total Investment Income	$5,515,343	$4,948,942	$4,920,199	$5,123,308
Net Investment Income	3,552,891	3,178,063	3,242,794	3,518,236
Net Increase (Decrease) in Net Assets resulting from Operations	11,902,261	15,023,970	9,699,198	(1,442,971)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.13	$0.12	$0.12	$0.13
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic and diluted(1)	$0.45	$0.56	$0.36	$(0.05)

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the years ending December 31, 2010 and 2009 due to rounding.

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

NOTE 14. RISK DISCLOSURES

The U.S. capital markets have experienced periods of extreme volatility and disruption over the past three years. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may reoccur in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

Many of the companies in which the Company has made or will make investments may be susceptible to adverse economic conditions, which may affect the ability of a company to repay TICC’s loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, the Company’s nonperforming assets may increase, and the value of the Company’s portfolio may decrease during this period. Adverse economic conditions also may decrease the value of any collateral securing some of the Company’s loans and the value of its equity investments. Adverse economic conditions could lead to financial losses in the Company’s portfolio and a decrease in its revenues, net income, and the value of the Company’s assets. For example, during 2010 the Company experienced significant losses on several of its portfolio investments, including realized losses on Group 329, LLC (The CAPS Group) and Box Services, LLC, and an impairment on WAICCS Las Vegas, LLC that is considered to be other than temporary, each of which was in part attributable to the adverse economic conditions in the industries in which those portfolio companies operate.

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

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2010.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 70 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 71 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Date: March 9, 2011	TICC CAPITAL CORP.

/s/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2011	/s/ CHARLES M. ROYCE
Charles M. Royce Chairman of the Board of Directors

Date: March 9, 2011	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 9, 2011	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Date: March 9, 2011	/s/ STEVEN P. NOVAK
Steven P. Novak Director

Date: March 9, 2011	/s/ G. PETER O’BRIEN
G. Peter O’Brien Director

Date: March 9, 2011	/s/ TONIA L. PANKOPF
Tonia L. Pankopf Director