Form 10-Q
period 2011-03-31
TICC Capital Corp.
filed 2011-05-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 9, 2011 was 32,257,600.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Investments, at fair value (cost: $263,710,562 @ 3/31/11; $226,200,687 @ 12/31/10)
Non-affiliated/non-control investments (cost: $245,640,753 @ 3/31/11; $207,854,154 @ 12/31/10)	$276,311,788	$229,385,715
Control investments (cost: $18,069,809 @ 3/31/11; $18,346,533 @ 12/31/10)	17,850,000	18,150,000

Total investments at fair value	294,161,788	247,535,715

Cash and cash equivalents	33,606,034	68,780,866
Interest receivable	2,120,593	1,488,984
Distributions receivable from securitization vehicles	537,441	—
Prepaid expenses and other assets	115,570	94,518

Total assets	$330,541,426	$317,900,083

LIABILITIES
Investment advisory fee payable to affiliate	$1,992,553	$1,760,896
Accrued capital gains incentive fee to affiliate	6,469,329	—
Securities purchased not settled	—	1,837,500
Accrued expenses	320,215	184,146

Total liabilities	8,782,097	3,782,542

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 32,257,600 and 31,886,367 issued and outstanding, respectively	322,576	318,864
Capital in excess of par value	366,445,157	369,163,104
Net unrealized appreciation on investments	30,451,226	21,335,028
Accumulated net realized losses on investments	(72,649,613)	(74,545,034)
Distributions in excess of investment income	(2,810,017)	(2,154,421)

Total net assets	321,759,329	314,117,541

Total liabilities and net assets	$330,541,426	$317,900,083

Net asset value per common share	$9.97	$9.85

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

MARCH 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	$—	$2,200,000	$4,500,000

Airvana Network Solutions, Inc.	software	senior secured notes(4)(5) (10.25%, due March 25, 2015)	12,500,000	12,250,270	12,476,625

AKQA, Inc.	advertising	senior secured notes(4)(6) (4.96%, due March 20, 2013)	7,831,560	7,831,560	7,831,560

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	15,250,000	15,069,809	15,250,000
		common stock	—	3,000,000	2,600,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	20,315,189	22,816,858

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5) (3.73%, due April 25, 2019)	3,659,805	1,733,047	2,452,070

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2011) warrants to purchase common stock(7)	2,125,000	2,125,000	2,125,000

Birch Communications, Inc.	telecommunication services	senior secured notes(4) (15.00%, due June 21, 2015)	5,000,000	5,000,000	5,000,000

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(5) (8.75%, due December 17, 2017)	1,875,000	1,841,945	1,921,875

Canaras CLO-2007-1A E	structured finance	CLO secured notes(4)(5) (4.65%, due June 19, 2021)	3,500,000	1,823,420	2,765,000

Canaras CLO Equity-2007-1A, 1X	structured finance	CLO income notes	—	4,355,000	4,185,000

CIFC CLO-2006-1A B2L	structured finance	CLO secured notes(4)(5) (4.29%, due October 20, 2020)	3,247,284	1,614,003	2,581,591

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5) (7.00%, due December 28, 2016)	4,987,500	4,921,037	4,981,266

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5) (10.49%, due September 30, 2015)	5,431,250	5,276,703	5,268,313

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5) (4.003%, due April 23, 2021)	5,391,000	4,072,945	4,043,250

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5) (5.05%, due June 1, 2017)	2,612,988	1,563,568	2,194,910
`

Flexera Software		senior secured notes(4)(5)(6) (7.50%, due January 20, 2017)	4,937,500	4,839,968	4,962,188

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	1,697,500	1,685,830	1,653,535
		warrants to purchase common stock(7)	—	725,000	578,000

(Continued on next page)

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,117,226	2,000,000
		convertible preferred stock(7)	—	1,500,000	—

GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,890,656	8,160,000

Harbourview-2006A CLO Equity	structured finance	CDO subordinates notes	—	3,639,870	3,403,400

Harch 2005-2A BB CLO	structured finance	CDO secured notes(4)(5) (5.29%, due October 22, 2017)	4,819,262	2,428,508	3,951,794

Hewetts Island CDO 2007 - 1RA E	structured finance	CDO secured notes(4)(5)(6) (7.06%, due November 12, 2019)	3,193,918	1,877,166	2,842,587

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5) (6.06%, due August 9, 2017)	6,599,614	3,524,995	5,741,664

Hewetts Island CDO IV 2006-4	structured finance	CDO secured notes(4)(5) (4.86%, due May 9, 2018)	7,897,268	5,418,507	6,507,612

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (7.00%, due March 21, 2017)	4,500,000	4,466,345	4,488,750

Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5) (7.05%, due October 15, 2016)	2,244,290	1,306,761	2,053,526
InfoNXX Inc.		second lien senior secured notes(4)(5) (6.56%, due December 1, 2013)	7,000,000	6,580,000	6,556,690

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	3,149,935

Jersey Straits 2006-1A CLO LTD	structured finance	CLO income notes	—	4,924,237	4,909,450

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6) (5.56%, due June 1, 2017)	3,722,086	2,188,628	3,241,937

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6) (4.06%, due December 15, 2018)	2,828,018	1,499,411	2,016,942

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5) (4.05%, due April 11, 2021)	4,000,000	1,858,218	2,920,000

Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6) (2.20%, due November 1, 2017)	1,986,259	1,089,029	1,211,618

Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.79%, due July 25, 2018)	5,000,000	2,775,437	4,575,000

Lightpoint CLO 2005-3X	structured finance	CLO income notes	—	3,330,000	3,600,000

Lightpoint CLO VII LTD 2007-7X	structured finance	CLO subordinated notes	—	1,192,500	1,192,500

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5) (4.15%, due October 26, 2020)	3,322,992	1,838,571	2,608,549

Merrill Communications, LLC		second lien senior secured notes(3)(4)(5) (13.76%, due November 15, 2013)	6,105,044	6,052,637	6,089,780

MLM Holdings, Inc.	software	senior secured notes(4)(5) (7.00%, due December 1, 2016)	4,975,000	4,903,263	4,975,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Nextag, Inc.		senior secured notes(4)(5)(6) (7.00%, due January 27, 2016)	11,191,667	10,474,804	10,576,125

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5) (4.80%, due June 27, 2022)	3,649,700	1,999,703	2,901,512

OCT11 2007-1A CLO	structured finance	CLO income notes	—	2,434,162	2,351,250

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6) (7.75%, due April 17, 2013)	2,909,178	2,703,144	2,825,539
		second lien senior secured notes(3)(5)(6) (13.00%, due April 15, 2014)	5,290,695	3,241,437	5,138,588
		common equity(7)	—	62,595	725,711
		preferred equity(7)	—	657,247	1,953,574

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	8,750,000	8,671,280	8,050,000
		warrants to purchase common stock(7)	—	350,000	370,000

Primus 2007 2X Class E CLO	structured finance	CLO notes(4)(5) (5.05%, due July 15, 2021)	2,834,633	2,135,742	2,125,975

Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.25%, due November 29, 2013)	3,013,333	2,215,306	2,984,707

Prospero II-XD BB CLO	structured finance	CLO senior secured notes(4)(5) (4.24%, due October 20, 2022)	9,900,000	4,238,688	7,128,000

RBS Holding Company		term B senior secured notes(4)(5) (6.50%, due March 23, 2017)	5,000,000	4,950,055	4,950,000

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes	—	3,412,500	3,325,000

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	7,272,000

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (15.50%, due March 31, 2016)	4,107,462	4,018,559	4,148,537

Shield Finance Co.	software	first lien term notes(4)(5) (7.75%, due June 15, 2016)	3,880,228	3,735,689	3,909,330

SonicWall, Inc.	software	first lien senior secured notes(4)(5) (8.26%, due January 23, 2016)	1,613,710	1,568,938	1,617,744
		second lien senior secured notes(4)(5) (12.00%, due January 23, 2017)	5,000,000	4,860,762	5,050,000

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5) (12.00%, due March 29, 2015)	10,000,000	9,211,212	9,995,000
		common equity(7)	—	377,928	—
		preferred equity(7)	—	186,622	379,421

Vision Solutions, Inc	software	second lien senior secured notes(4)(5) (9.50%, due July 23, 2017)	10,000,000	9,900,033	10,000,000

Total Investments				$263,710,562	$294,161,788

SCHEDULE OF INVESTMENTS – (Continued)

MARCH 31, 2011

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at March 31, 2011, investments at fair value are categorized as follows: senior secured notes (56.0%), subordinated notes (1.8%), CLO debt (19.9%), CLO equity (10.8%), common stock (2.0%), preferred shares (0.7%) and warrants to purchase equity securities (0.3%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $35,417,171; aggregate gross unrealized depreciation for federal income tax purposes is $19,858,615. Net unrealized appreciation is $15,558,556 based upon a tax cost basis of $278,603,232.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)
ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,850,000
Airvana Network Solutions, Inc.	software	senior secured notes (4)(6) (11.00%, due August 27, 2014)	$8,847,171	8,700,153	8,858,230
AKQA, Inc.	advertising	senior secured notes(4)(6) (4.96%, due March 20, 2013)	7,865,342	7,865,342	7,857,477
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	15,550,000	15,346,533	15,550,000
		common stock	—	3,000,000	2,600,000
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	20,059,705	21,763,773
Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5) (3.73%, due April 25, 2019)	3,659,805	1,702,855	2,049,491
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2011)	2,425,000	2,425,000	2,425,000
		warrants to purchase common stock(7)	—	—	—
Birch Communications, Inc.	telecommunication services	senior secured notes(4) (15.00%, due June 21, 2015)	5,000,000	5,000,000	5,000,000
BNY Convergex	financial intermediaries	second lien senior secured notes(4) (8.75%, due December 17, 2017)	1,875,000	1,837,500	1,837,500
Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5) (4.65%, due June 19, 2021)	3,500,000	1,804,206	2,660,000
CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5) (4.29%, due October 20, 2020)	3,247,284	1,593,673	2,273,099
Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5) (7.75%, due December 28, 2016)	4,500,000	4,432,525	4,432,500
Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)(6) (4.29%, due July 25, 2018)	1,831,690	934,388	1,373,768
Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5) (10.50%, due October 28, 2015)	5,500,000	5,339,007	5,335,000
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,468,750	4,371,448	4,424,063
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	4,950,008	4,832,815	4,956,196
Flagship 2005-4A D	structured finance	CLO secured notes(4)(5) (5.05%, due June 1, 2017)	2,612,988	1,538,260	1,959,741
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	1,922,500	1,903,984	1,840,794
		warrants to purchase common stock(7)	—	725,000	150,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	$3,476,000	$3,079,396	$2,000,000
		convertible preferred stock(7)	—	1,500,000	—
GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,885,499	7,900,000
Harch CLO II LTD 2005-2a e	structured finance	CDO secured notes(4)(5) (5.29%, due October 22, 2017)	4,819,262	2,382,248	3,325,290
Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(6) (7.04%, due November 12, 2019)	3,193,918	1,859,658	2,746,769
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5) (6.04%, due August 9, 2017)	6,640,478	3,503,885	5,578,002
Hewetts Island CDO IV 2006-4X E BB	structured finance	CDO secured notes(4)(5) (4.84%, due May 9, 2018)	3,251,816	1,491,511	2,438,862
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (10.50%, due March 30, 2015)	3,381,236	3,292,190	3,415,049
Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5) (7.04%, due October 15, 2016)	2,244,290	1,283,620	1,907,647
Hyland Software, Inc.	enterprise software	first lien senior secured notes(4)(5) (6.75%, due December 19, 2016)	3,818,182	3,780,029	3,822,955
Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	3,115,022
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75% , due February 16, 2014)	3,899,005	3,683,115	3,899,005
Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6) (5.55%, due June 1, 2017)	3,722,086	2,153,441	2,887,222
Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6) (4.05%, due December 15, 2018)	2,828,018	1,475,855	1,630,635
Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5) (4.04%, due April 11, 2021)	4,000,000	1,834,131	2,200,000
Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6) (2.19%, due November 1, 2017)	2,371,953	1,283,845	1,470,611
Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.79%, due July 25, 2018)	5,000,000	2,738,631	4,500,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5) (4.14%, due October 26, 2020)	3,322,992	1,818,151	2,359,324
MLM Holdings, Inc.	software	senior secured notes(4)(5) (7.00%, due December 1, 2016)	4,987,500	4,913,231	4,912,688

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5) (4.79%, due June 27, 2022)	$3,649,700	$1,974,935	$2,737,275
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6) (7.75%, due April 17, 2013)	2,950,461	2,722,247	2,768,506
		second lien senior secured notes(3)(5)(6) (13.00%, due April 15, 2014)	5,290,695	3,153,479	4,936,219
		common equity(7)	—	62,595	112,238
		preferred equity(7)	—	657,247	1,530,949
Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	9,000,000	8,912,088	8,235,000
		warrants to purchase common stock(7)		350,000	370,000
Presidio Inc.	business services	first lien senior secured notes(4)(5) (7.50%, due December 16, 2015)	9,375,000	9,141,699	9,140,625
Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.27%, due November 29, 2013)	3,013,333	2,153,283	2,968,133
Prospero II-XD BB CLO	structured finance	CLO senior secured notes(4)(5) (4.24%, due October 20, 2022)	9,900,000	4,191,843	6,336,000
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.25%, due August 10, 2014)	5,488,999	5,150,835	5,205,381
Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	6,060,000
Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (15.50%, due March 31, 2016)	4,071,049	3,979,305	4,111,759
Shield Finance Co.	software	first lien term notes(4)(5)(6) (7.75%, due June 15, 2016)	5,910,000	5,681,659	5,880,450
SonicWall, Inc.	software	first lien senior secured notes(4)(5) (8.25%, due January 23, 2016)	1,794,355	1,743,235	1,803,327
		second lien senior secured notes(4)(5) (12.00%, due January 23, 2017)	5,000,000	4,856,725	5,000,000
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5) (12.00%, due March 29, 2015)	10,000,000	9,175,912	9,885,000
		common equity(7)	—	377,928	0
		preferred equity(7)	—	186,622	431,480
U.S. Telepacific Corp.	telecommunication services	senior secured notes(4)(5) (9.25%, due August 4, 2011)	3,970,000	3,946,073	4,000,410
Vision Solutions, Inc	software	senior secured notes(4)(5) (7.75%, due July 23, 2016)	5,775,000	5,554,250	5,717,250

Total Investments				$226,200,687	$247,535,715

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

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$6,889,920	$5,205,447
Distributions from securitization vehicles - equity investments	2,328,850	760,983
Commitment, amendment fee income and other income	159,101	16,565

Total investment income from non-affiliated/non-control investments	9,377,871	5,982,995

From control investments:
Interest income - debt investments	382,254	573,096

Total investment income	9,760,125	6,556,091

EXPENSES
Compensation expense	238,064	239,712
Investment advisory fees	1,614,443	1,142,798
Professional fees	293,272	285,210
General and administrative	218,884	158,943

Total expenses before incentive fees	2,364,663	1,826,663

Net investment income incentive fees	378,110	84,252
Capital gains incentive fees	6,469,329	—

Total incentive fees	6,847,439	84,252

Total expenses	9,212,102	1,910,915

Net investment income	548,023	4,645,176

Net change in unrealized appreciation on investments	9,116,198	44,466,996

Net realized gains (losses) on investments	1,895,421	(31,128,326)

Net increase in net assets resulting from operations	$11,559,642	$17,983,846

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.02	$0.17
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.36	$0.67
Weighted average shares of common stock outstanding:
Basic and diluted	31,912,859	26,813,902

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Increase in net assets from operations:
Net investment income	$548,023	$24,243,497
Net realized gains (losses) on investments	1,895,421	(42,132,660)
Net change in unrealized appreciation on investments	9,116,198	81,836,604

Net increase in net assets resulting from operations	11,559,642	63,947,441

Distributions to shareholders	(7,672,949)	(22,959,856)

Capital share transactions:
Issuance of common stock (net of offering costs of $63,541 and $2,817,408, respectively)	3,113,469	46,859,868
Reinvestment of dividends	641,626	2,178,093

Net increase in net assets from capital share transactions	3,755,095	49,037,961

Total increase in net assets	7,641,788	90,025,546
Net assets at beginning of period	314,117,541	224,091,995

Net assets at end of period (including over distributed net investment income of $2,810,017 and $2,154,420, respectively)	$321,759,329	$314,117,541

Capital share activity:
Shares sold	312,206	4,834,651
Shares issued from reinvestment of dividends	59,027	238,500

Net increase in capital share activity	371,233	5,073,151

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$11,559,642	$17,983,846
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of discounts	(1,202,451)	(1,286,482)
Increase in investments due to PIK	(72,439)	(81,973)
Purchases of investments	(102,418,228)	(26,481,511)
Repayments of principal and reductions to investment cost value	57,834,068	17,840,993
Proceeds from the sale of investments	8,407,096	6,186,543
Net realized (gain) losses on investments	(1,895,421)	31,128,326
Net change in unrealized appreciation on investments	(9,116,198)	(44,466,996)
Increase in interest receivable	(631,609)	(300,281)
Increase in distributions receivable from securitization vehicles	(537,441)	—
(Increase) decrease in prepaid expenses and other assets	(21,052)	129,575
Increase in investment advisory fee payable	231,657	107,506
Increase in capital gains incentive fee	6,469,329	—
Decrease in accrued expenses	136,069	114,454

Net cash (used) provided by operating activities	(31,256,978)	874,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	3,177,010	—
Offering expenses from the issuance of common stock	(63,541)	—
Distributions paid (net of stock issued under dividend reinvestment plan of $641,626 and $406,650, respectively)	(7,031,323)	(3,615,332)

Net cash used by financing activities	(3,917,854)	(3,615,332)

Net decrease in cash and cash equivalents	(35,174,832)	(2,741,332)

Cash and cash equivalents, beginning of period	68,780,866	23,972,885

Cash and cash equivalents, end of period	$33,606,034	$21,231,553

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$641,626	$406,650

SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$—	$12,862,771

SEE ACCOMPANYING NOTES.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim financial statements of TICC Capital Corp. (“TICC” or “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).

Certain amounts have been reclassified in the 2010 financial statements to conform to the 2011 presentation.

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

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon “Level 3” inputs as of March 31, 2011.

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

Given the recent economic volatility, the market for syndicated loans had become increasingly illiquid with limited or no transactions for many of those securities which the Company holds. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, although there has been improvement, since 2010, in transaction volume, the liquidity of the markets and the quality of the indicative quotes, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments still have shown, at various times, some of the attributes of illiquidity as described by ASC-820-10-35. The Company has determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated investments may not be considered reliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10 and has determined that it is properly valuing the securities in its portfolio.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at March 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$28.9	$0.0	$0.0	$28.9
Senior Secured Notes	0.0	0.0	180.0	180.0
CLO Debt	0.0	0.0	63.9	63.9
CLO Equity	0.0	0.0	34.7	34.7
Subordinated Notes	0.0	0.0	5.8	5.8
Common Stock	0.0	0.0	6.5	6.5
Preferred Shares	0.0	0.0	2.3	2.3
Warrants to purchase equity	0.0	0.0	1.0	1.0

Total	$28.9	$0.0	$294.2	$323.1

A reconciliation of the fair value of investments for three months ending March 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Gains included in earnings	1.5	0.4	0.0	0.0	0.0	0.0	0.0	1.9
Unrealized appreciation included in earnings	1.0	4.1	2.5	0.0	0.7	0.3	0.5	9.1
Accretion of discount	0.7	0.5	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	67.2	10.1	23.3	0.0	0.0	0.0	0.0	100.6
Repayments and Sales(1)	(64.3)	(1.6)	0.0	(0.2)	0.0	0.0	0.0	(66.1)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at March 31, 2011	$180.0	$63.9	$34.7	$5.8	$6.5	$2.3	$1.0	$294.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$2.1	$4.5	$2.5	$0.0	$0.7	$0.4	$0.4	$10.6

(1)	Includes PIK interest of approximately $72,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months March 31, 2011 and 2010, respectively:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Numerator for basic and diluted income per share - net increase in net assets resulting from investment income	$548,023	$4,645,176
Numerator for basic and diluted income per share - net increase in net assets resulting from operations	$11,559,642	$17,983,846
Denominator for basic and diluted income per share - weighted average shares	31,912,859	26,813,902
Basic and diluted net investment income per common share	$0.02	$0.17
Basic and diluted net increase in net assets resulting from operations per common share	$0.36	$0.67

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Royce & Associates, LLC (“Royce & Associates”) as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, is President and Co-Chief Investment Officer of Royce & Associates. Royce & Associates, as the non-managing member of TICC Management, does not take part in the management or participate in the operations of TICC Management; however, Royce & Associates has agreed to make Mr. Royce or certain other portfolio managers available to TICC Management to provide certain consulting services without compensation. Royce & Associates is a wholly owned subsidiary of Legg Mason, Inc. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal, along with certain investment and administrative personnel of TICC Management, are invested.

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

For the quarters ended March 31, 2011 and 2010, TICC incurred investment advisory fees consisting of the base management fee of $1,614,443 and $1,142,798, respectively. The net investment income incentive fee payable to TICC Management for the first quarter of 2011 was approximately $378,000 compared to approximately $84,000 in the first quarter of 2010. The investment advisory fee payable, including the base management fee and the net investment income incentive fee, to TICC Management was $1,992,553 and $1,227,050 at March 31, 2011 and 2010, respectively.

Due to significant net unrealized appreciation in TICC’s portfolio, TICC recorded a capital gains incentive fee of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of its portfolio on March 31, 2011. There was no such fee for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains and net unrealized appreciation at the end of each period. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment

Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense, and associated accrual, for the first quarter of 2011 relates entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation.

Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended March 31, 2011 and 2010 respectively, TICC incurred $238,064 and $239,712 in compensation expenses for employees allocated to the administrative activities of TICC, of which $116,824 and $112,500 remained payable at the end of each respective quarter. TICC also incurred $17,405 and $20,028 for reimbursement of facility costs for the three months ended March 31, 2011 and 2010, respectively, of which amounts $10,603 and $0 remained payable at the end of each respective period.

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

On March 31, 2011, the Company paid a dividend of $0.24 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2011 was $9.97, and at December 31, 2010 was $9.85. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2011, the Company recorded approximately $72,000 in PIK interest. For the three months ended March 31, 2010, the Company recorded approximately $82,000 in PIK interest.

In addition, the Company recorded discount income of approximately $1.2 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2011 and 2010, respectively, the Company received no fee income for managerial assistance.

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company received $2.3 million in such distributions during the quarter ended March 31, 2011, compared to $760,983 for the same period last year.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2011 and 2010, respectively, are as follows:

	Three Months Ended March 31, 2011 (unaudited)	Three Months Ended March 31, 2010 (unaudited)
Per Share Data
Net asset value at beginning of period	$9.85	$8.36

Net investment income(1)	0.02	0.17
Net realized and unrealized capital gains(2)	0.34	0.49

Total from investment operations	0.36	0.66

Total distributions(3)	(0.24)	(0.15)

Effect of shares issued, net of offering expenses	0.00	0.00

Net asset value at end of period	$9.97	$8.87

Per share market value at beginning of period	$11.21	$6.05
Per share market value at end of period	$10.87	$6.59
Total return(4)	(0.89%)	11.41%
Shares outstanding at end of period	32,257,600	26,874,923
Ratios/Supplemental Data
Net assets at end of period (000’s)	$321,759	$238,461
Average net assets (000’s)	$314,591	$225,534
Ratio of expenses to average net assets:
Expenses before incentive fees	3.01%	3.24%
Net investment income incentive fees	0.48%	0.15%
Capital gains incentive fees	8.22%	0.00%

Total ratio of expenses to average net assets (5)	11.71%	3.39%

Ratio of net investment income to average net assets(5)	0.70%	8.24%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustment to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2011, none of the distributions for 2011 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At March 31, 2011 and December 31, 2010, respectively, cash and cash equivalents consisted of:

	March 31, 2011	December 31, 2010
Eurodollar Time Deposit (due 4/01/11 and 1/3/11, respectively)	$28,905,423	$68,513,869

Total Cash Equivalents	28,905,423	68,513,869
Cash	4,700,611	266,997

Cash and Cash Equivalents	$33,606,034	$68,780,866

NOTE 12. COMMITMENTS

As of March 31, 2011, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. SUBSEQUENT EVENTS

On May 3, 2011, the Board of Directors declared a distribution of $0.25 per share for the second quarter, payable on June 30, 2011 to shareholders of record as of June 16, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of March 31, 2011, our debt investments had stated interest rates of between 2.20% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 9 and 139 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.3% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended March 31, 2011, we recognized approximately $72,000 of interest income attributable to PIK associated with our investments in Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $82,000 for the quarter ended March 31, 2010.

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

During the quarter ended March 31, 2011, we closed approximately $100.6 million in portfolio investments, including additional investments of approximately $29.1 million in existing portfolio companies and approximately $71.5 million of investments in new portfolio companies. During the quarter ended March 31, 2011 we recognized a total of $57.8 million from principal repayments on debt investments, and we recognized approximately $8.4 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended March 31, 2011 in the amount of approximately $1.9 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2011, we had net unrealized gains of approximately $9.1 million, comprised of $13.3 million in gross unrealized appreciation, $2.7 million in gross unrealized depreciation and approximately $1.5 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2011 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

ACA CLO 2006-2, Limited	$1.6
Sargas CLO 2006 -1A	1.2
Pegasus Solutions, Inc. common and preferred equity	1.0
American Integration Technologies, LLC	0.8
Prospero II-XD BB CLO	0.7
Latitude III CLO 2007-3A	0.7
Harch 2005-2A BB CLO	0.6
Fusionstorm, Inc.	0.5
Avenue CLO V LTD 2007-5A D1	0.4
Latitude II CLO 2006 2A D	0.4
Landmark V CDO LTD	0.4
Del Mar CLO I Ltd. 2006-1	(0.4)
Net all other	1.2

Total	$9.1

For the quarter ended March 31, 2010, we had a net realized loss on investments of approximately $31.1 million, which is comprised of the loss on the sale of our investment in The CAPS Group, Inc. of approximately $22.9 million, as well as a loss of approximately $7.8 million on our investment in Box Services, LLC.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2010, we incurred net unrealized gains of approximately $44.5 million, comprised of $15.1 million in gross unrealized appreciation, approximately $1.7 million in gross unrealized depreciation, and approximately $31.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

The CAPS Group	$22.9
Box Services, LLC	7.8
American Integration Technologies, LLC	6.0
Pegasus Solutions, Inc	2.4
SCS Holdings II, Inc	1.2
Algorithmic Implementations, Inc	0.7
Stratus Technologies, Inc	0.7
Fusionstorm, Inc	0.6
Questia Media, Inc	0.6
Hyland Software, Inc	0.5
Power Tools, Inc	0.4
Palm, Inc	(0.6)
Net all other	1.3

Total	$44.5

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at March 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$28.9	$0.0	$0.0	$28.9
Senior Secured Notes	0.0	0.0	180.0	180.0
CLO Debt	0.0	0.0	63.9	63.9
CLO Equity	0.0	0.0	34.7	34.7
Subordinated Notes	0.0	0.0	5.8	5.8

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common Stock	0.0	0.0	6.5	6.5
Preferred Shares	0.0	0.0	2.3	2.3
Warrants to purchase equity	0.0	0.0	1.0	1.0

Total	$28.9	$0.0	$294.2	$323.1

A reconciliation of the fair value of investments for three months ending March 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Gains included in earnings	1.5	0.4	0.0	0.0	0.0	0.0	0.0	1.9
Unrealized appreciation included in earnings	1.0	4.1	2.5	0.0	0.7	0.3	0.5	9.1
Accretion of discount	0.7	0.5	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	67.2	10.1	23.3	0.0	0.0	0.0	0.0	100.6
Repayments and Sales(1)	(64.3)	(1.6)	0.0	(0.2)	0.0	0.0	0.0	(66.1)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at March 31, 2011	$180.0	$63.9	$34.7	$5.8	$6.5	$2.3	$1.0	$294.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$2.1	$4.5	$2.5	$0.0	$0.7	$0.4	$0.4	$10.6

(1)	Includes PIK interest of approximately $72,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $294.2 million and $247.5 million as of March 31, 2011 and December 31, 2010, respectively. The increase in investments during the three month period was due primarily to new portfolio investments of approximately $100.6 million and net unrealized appreciation of approximately $9.1 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $66.2 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2011, we received proceeds of approximately $57.8 million resulting primarily from repayments and amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2010, we had repayments and amortization payments of approximately $73.8 million. The repayments on our debt investments during the quarter ended March 31, 2011, largely consisted of repayment of our original investment in senior secured notes issued by Airvana Network Solutions, Inc. ($9.7), Presidio, Inc. ($9.4 million), Vision Solutions, Inc. ($5.6 million), QA Direct Holdings, LLC ($5.5 million) and Fairway Group Acquisition Company ($5.0 million). Also, during the quarter ended March 31, 2011, we recognized proceeds of approximately $8.4 million from the sales of our debt investments in Springboard Finance (“Skype”) ($5.0 million), Shield Finance Co. ($2.0 million) and Del Mar CLO I Ltd. 2006-1 ($1.4 million). For the year ended December 31, 2010, we recognized proceeds of approximately $54.8 million from the sales of securities.

As of March 31, 2011, we had investments in debt securities of, or loans to, 46 portfolio companies, with a fair value of approximately $249.7 million, and equity investments in 17 portfolio companies, with a fair value of approximately $44.5 million. As of December 31, 2010, we had investments in debt securities of, or loans to, 47 portfolio companies, with a fair value of approximately $230.3 million, and equity investments in 10 portfolio companies, with a fair value of approximately $17.2 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2011 and the year ended December 31, 2010 follows:

	March 31, 2011	December 31, 2010
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$247.5	$200.3
Portfolio Investments Acquired	100.6	129.8
Debt repayments	(57.8)	(73.8)
Sales of securities	(8.4)	(54.8)
Payment in Kind	0.1	0.7
Original Issue Discount	1.2	5.6
Net Unrealized Appreciation	9.1	81.8
Net Realized Gains (Losses)	1.9	(42.1)

Ending Investment Portfolio	$294.2	$247.5

The following table indicates the quarterly portfolio investment activity for the three months ended March 31, 2011 and the year ended December 31, 2010:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2011	$100.6	$57.8	$8.4

Total	$100.6	$57.8	$8.4

December 31, 2010	$30.8	$31.8	$7.5
September 30, 2010	44.7	13.4	34.5
June 30, 2010	15.0	10.8	6.6
March 31, 2010	39.3	17.8	6.2

Total	$129.8	$73.8	$54.8

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2011 and December 31, 2010:

	2011		2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$180.0	61.1%	$173.9	70.3%
CLO Debt	63.9	21.8%	50.4	20.4%
CLO Equity	34.7	11.8%	8.9	3.6%
Subordinated Notes	5.8	2.0%	6.0	2.4%
Common Stock	6.5	2.2%	5.8	2.3%
Preferred Shares	2.3	0.8%	2.0	0.8%
Warrants	1.0	0.3%	0.5	0.2%

Total	$294.2	100.0%	$247.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Diversified financial services	$94.6	32.2%	59.3	24.0%
Software	77.4	26.4%	$66.8	27.0%
Semiconductor capital equipment	22.8	7.7%	21.8	8.8%
Telecommunication services	14.7	5.0%	12.1	4.9%
Printing and publishing	11.0	3.7%	5.2	2.1%
Enterprise software	10.7	3.6%	13.2	5.3%
Retail	10.6	3.6%	0.0	0.0%
Computer hardware	10.4	3.5%	10.3	4.2%
Auto parts manufacturer	9.8	3.3%	8.8	3.5%
Healthcare	8.0	2.7%	7.4	3.0%
Advertising	7.8	2.7%	7.9	3.2%
Food products manufacturer	4.2	1.4%	4.1	1.6%
Grocery	4.0	1.4%	5.0	2.0%
IT value-added reseller	2.2	0.8%	2.0	0.8%
IT consulting	2.1	0.7%	2.4	1.0%
Interactive voice messaging services	2.0	0.7%	2.0	0.8%
Financial intermediaries	1.9	0.6%	1.8	0.7%
Business services	0.0	0.0%	9.1	3.7%
Shipping & transportation	0.0	0.0%	4.4	1.8%
Retail food products	0.0	0.0%	3.9	1.6%

Total	$294.2	100.0%	$247.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2011 and December 31, 2010, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2011 and December 31, 2010, our debt investment portfolio was graded as follows:

		March 31, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$7.8	2.9%	$7.8	3.1%
2	Full repayment of principal and interest is expected.	196.9	72.8%	178.6	71.5%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	62.1	23.0%	61.3	24.6%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.3%	2.0	0.8%

		$270.3	100.0%	$249.7	100.0%

		December 31, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$11.8	4.6%	$11.8	5.1%
2	Full repayment of principal and interest is expected.	184.9	72.4%	163.0	70.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	55.1	21.6%	53.5	23.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.4%	2.0	0.9%

		$255.3	100.0%	$230.3	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010.

Investment Income

As of March 31, 2011, our debt investments had stated interest rates of between 2.20% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 9 and 139 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 13.3% including GenuTec Business Solutions, Inc., compared to 10.8% as of March 31, 2010.

Investment income for the three months ended March 31, 2011 was approximately $9.8 million compared to approximately $6.6 million for the three months ended March 31, 2010. This increase was due largely to a greater return on our investment portfolio due to market discounts on new debt investments and distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing investments for the period ending March 31, 2011 and 2010 was approximately $266.8 million and $216.7 million, respectively. For the three months ended March 31, 2011, investment income consisted of approximately $5.8 million in cash interest from portfolio investments, approximately $1.2 million in amortization of original issue and market discount, approximately $224,000 of discount income derived from unscheduled principal cash remittances at par on discounted securities, $2.3 million in distributions from securitized vehicles and approximately $72,000 in PIK interest income from our investments in Merrill Communications, LLC and Shearers Food, Inc., compared to PIK interest income of approximately $82,000 for the quarter ended March 31, 2010.

For the three months ended March 31, 2011, other income of approximately $159,000 was recorded, compared to other income of approximately $17,000 for the same period in 2010. Other income consists primarily of non-recurring amendment fees earned in connection with existing portfolio investments.

Expenses

Total expenses for the quarter ended March 31, 2011 were $9.2 million, which includes the accrued capital gains incentive fee of $6.5 million.

Expenses before incentive fees, for the quarter ended March 31, 2011 were approximately $2.4 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $538,000 from the quarter ended March 31, 2010, attributable primarily to higher investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended March 31, 2010 were approximately $1.8 million.

The investment advisory fee for the first quarter of 2011 was approximately $1.6 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2010 was approximately $1.1 million. The increase of approximately $472,000 is due to an increase in average gross assets. At each of March 31, 2011 and December 31, 2010, respectively, approximately $2.0 million and $1.8 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $293,000 for the quarter ended March 31, 2011, compared to approximately $285,000 for the quarter ended March 31, 2010. This was the result of an increase in audit services of approximately $57,000 and legal costs of approximately $15,000, partially offset by decreases in fees for valuation services of approximately $44,000 and consulting fees of approximately $20,000 incurred during the quarter ended March 31, 2011.

Compensation expenses were approximately $238,000 for the quarter ended March 31, 2011, compared to approximately $240,000 for the quarter ended March 31, 2010, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer and controller, and other administrative support personnel. At March 31, 2011 and December 31, 2010, respectively, approximately $117,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $219,000 for the three months ended March 31, 2011 compared to approximately $159,000 for the same period in 2010. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first quarter of 2011 was approximately $378,000 compared to $84,000 in the first quarter of 2010. The increase is the result of the increase in pre-incentive fee net investment income. The net investment income incentive fee is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

Due to significant net unrealized appreciation in our portfolio, we recorded a capital gains incentive fee of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of our portfolio on March 31, 2011. There was no such fee accrued for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains and net unrealized appreciation at the end of each period. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense, and associated accrual, for the first quarter of 2011 relates entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2011, we recorded net realized gains on investments of approximately $1.9 million, which represents relatively small gains on several different investments.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2011, we had net unrealized gains of approximately $9.1 million, comprised of $13.3 million in gross unrealized appreciation, $2.7 million in gross unrealized depreciation and approximately $1.5 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2011 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

ACA CLO 2006-2, Limited	$1.6
Sargas CLO 2006 -1A	1.2
Pegasus Solutions, Inc. common and preferred equity	1.0
American Integration Technologies, LLC	0.8
Prospero II-XD BB CLO	0.7
Latitude III CLO 2007-3A	0.7
Harch 2005-2A BB CLO	0.6
Fusionstorm, Inc.	0.5
Avenue CLO V LTD 2007-5A D1	0.4
Latitude II CLO 2006 2A D	0.4
Landmark V CDO LTD	0.4
Del Mar CLO I Ltd. 2006-1	(0.4)
Net all other	1.2

Total	$9.1

For the quarter ended March 31, 2010, we had a net realized loss on investments of approximately $31.1 million, which largely represents the loss of approximately $22.9 million on our investment in The CAPS Group and a loss of approximately $7.8 million on our investment in Box Services, LLC.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2010, we incurred net unrealized gains of approximately $44.5 million, comprised of $15.1 million in gross unrealized appreciation, approximately $1.7 million in gross unrealized depreciation, and approximately $31.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2010 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)

The CAPS Group	$22.9
Box Services, LLC	7.8
American Integration Technologies, LLC	6.0
Pegasus Solutions, Inc.	2.4
SCS Holdings II, Inc.	1.2
Algorithmic Implementations, Inc.	0.7
Stratus Technologies, Inc.	0.7
Fusionstorm, Inc.	0.6
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
Power Tools, Inc.	0.4
Palm, Inc.	(0.6)
Net all other	1.3

Total	$44.5

Please see “—Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended March 31, 2011 and 2010 was $0.5 million and $4.6 million, respectively. This decrease was due largely to the accrual of a capital gains incentive fee in the first quarter of 2011, offset by a greater return on our investment portfolio due to market discounts on new debt investments and increased distributions from the equity interests in our securitization vehicle investments.

Excluding the impact of the capital gains incentive fee accrual of approximately $6.5 million, core net investment income would have increased from $4.6 million to $7.0 million over the same period in the prior year.

Based on a weighted-average of 31,912,859 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended March 31, 2011 was approximately $0.02 for basic and diluted, compared to approximately $0.17 per share for the same period in 2010. Excluding the impact of the capital gains incentive fee accrual, the net increase in net assets resulting from core net investment income per common share would have been $0.22, basic and diluted, compared to $0.17 per share for the same period in 2010.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $11.6 million for the quarter ended March 31, 2011, compared to a net increase of approximately $18.0 million for the comparable period in 2010. This decrease was attributable directly to lower net unrealized appreciation on investments, partially offset by greater realized gains, as well as the impact of the accrual of a capital gains incentive fee.

Based on a weighted-average of 31,912,859 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2011 was approximately $0.36 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.67 per share for the same period in 2010.

Excluding the impact of the capital gains incentive fee accrual, the core net increase in net assets resulting from operations per common share would have been $0.56, basic and diluted, compared to $0.67 per share for the same period in 2010.

Please see “—Portfolio Grading” above for more information.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets, and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not a substitute for, net investment income and net increase in net assets resulting from operations. TICC’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income excluding our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee. As the capital gains incentive fee is based on a hypothetical event that did not occur, we believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the capital gains incentive fee is not a currently tax deductible expense and as the RIC requirements are to distribute taxable earnings, the core net investment income provides an indication of taxable income for the year to date.

The following table provides a reconciliation of net investment income to core net investment income (for the three months ended March 31, 2011):

	Amount	Per Share Amounts
Net investment income	$548,023	$0.02
Capital gains incentive fee	6,469,329	0.20

Core net investment income	$7,017,352	$0.22

The following table provides a reconciliation on net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three months ended March 31, 2011):

	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$11,559,642	$0.36
Capital gains incentive fee	6,469,329	0.20

Core net increase in net assets resulting from operations	$18,028,971	$0.56

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Ratio of core net investment income to average net assets, for the three month periods ended March 31, 2011 and 2010, respectively	8.92%	8.24%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income, for the three month periods ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Ratio of net investment income to average net assets	0.70%	8.24%
Ratio of capital gains incentive fee to average net assets	8.22%	—

Ratio of core net investment income to average net assets	8.92%	8.24%

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2011, cash and cash equivalents decreased from approximately $68.8 million at the beginning of the period to approximately $33.6 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $31.3 million, largely reflecting purchases of new investments of approximately $102.4 million offset by proceeds from principal repayments and sales of investments of approximately $66.2 million. During the period, net cash used in financing activities was approximately $3.9 million reflecting primarily the distribution of dividends offset by proceeds from the issuance of common stock.

Share Repurchase Program

On July 30, 2009, the Board of Directors authorized a share repurchase program which provides for the purchase of up to $10 million worth of shares to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. There were no share repurchases during the first quarter of fiscal 2011.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $2.2 million for investment advisory services, excluding pre-incentive net investment income incentive fees as of March 31, 2011, and $219,000 for administrative services for the three months ended March 31, 2011.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
May 3, 2011	June 10, 2011	June 30, 2011	$0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.49

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15

Date Declared	Record Date	Payment Date	Amount
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$7.22	(5)

(1)	Distributions for the fiscal years ended December 31, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund investing in syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

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

RECENT DEVELOPMENTS

On May 3, 2011, the Board of Directors declared a distribution of $0.25 per share for the second quarter, payable on June 30, 2011 to shareholders of record as of June 16, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining forty-five debt investments were at variable rates, representing approximately $23.3 million and $247.0 million in principal debt, respectively. At March 31, 2011, $243.5 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2011. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase by approximately $992,000 annually, based upon the implied floors in our portfolio. Conversely, if we had instead assumed a 1% decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, net investment income would decrease by approximately $286,000 annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. It should be noted, also, that to the extent that certain investments may be based on a rate which is historically low at the current time, it may not be possible for the underlying rate to decrease by 1%, Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In view of tightened credit markets, since the end of the first quarter of 2008, and in the absence of having received a written offer for extension of our credit facility from our existing lenders, we took steps to reduce our borrowings under our credit facility and, effective December 30, 2008, we had fully repaid any amounts borrowed and terminated our credit facility. On a risk-adjusted basis, we believe that, until leverage can be obtained at appropriate pricing and terms with a longer maturity that more closely matches the maturity of our investments, we are better served by having an unlevered portfolio. However, as a result of de-levering our portfolio, our net investment income is now and will continue to be less than it might otherwise be on a levered portfolio.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 32,257,600 shares are issued and outstanding as of March 31, 2011. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund investing in syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. Further, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves in the same capacities for Oxford Lane Capital Corp. and Oxford Lane Management and also serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

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

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2011, we issued a total of 59,027 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $641,626.

Use of Proceeds from Recent Sales of Registered Securities

During the first quarter of fiscal 2011, we sold 312,206 shares of our common stock pursuant to an “at-the-market” share issuance plan . Wells Fargo Securities, LLC acted as the sales agent for the “at-the-market” share issuance plan. The total amount of capital raised under these issuances was approximately $3.2 million and net proceeds were approximately $3.1 million, after deducting approximately $64,000 of underwriters’ discounts and miscellaneous expenses. The registration statement pursuant to which the foregoing shares of our common stock were registered became effective on November 17, 2010 (File No. 333-169061) and registered a total of $100 million of shares of our common stock.

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

TICC CAPITAL CORP.

Date: May 9, 2011	By:	/s/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: May 9, 2011	By:	/s/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)