Form 10-Q
period 2011-06-30
TICC Capital Corp.
filed 2011-08-05
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 4, 2011 was 32,671,485.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Investments, at fair value (cost: $284,375,854 @ 6/30/11; $226,200,687 @ 12/31/10)
Non-affiliated/non-control investments (cost: $266,783,907 @ 6/30/11; $207,854,154 @ 12/31/10)	$291,423,362	$229,385,715
Control investments (cost: $17,591,947 @ 6/30/11; $18,346,533 @ 12/31/10)	17,350,000	18,150,000

Total investments at fair value	308,773,362	247,535,715

Cash and cash equivalents	18,853,293	68,780,866
Interest receivable	1,461,085	1,488,984
Distributions receivable from securitization vehicles	374,234	—
Prepaid expenses and other assets	90,146	94,518

Total assets	$329,552,120	$317,900,083

LIABILITIES
Investment advisory fee payable to affiliate	$2,272,114	$1,760,896
Accrued capital gains incentive fee to affiliate	5,026,486	—
Securities purchased not settled	—	1,837,500
Accrued expenses	477,117	184,146

Total liabilities	7,775,717	3,782,542

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 32,671,485 and 31,886,367 issued and outstanding, respectively	326,715	318,864
Capital in excess of par value	371,845,536	369,163,104
Net unrealized appreciation on investments	24,397,508	21,335,028
Accumulated net realized losses on investments	(71,914,686)	(74,545,034)
Distributions in excess of investment income	(2,878,670)	(2,154,421)

Total net assets	321,776,403	314,117,541

Total liabilities and net assets	$329,552,120	$317,900,083

Net asset value per common share	$9.85	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

JUNE 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	$—	$2,200,000	$4,550,000

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5) (10.00%, due March 25, 2015)	10,029,762	9,839,438	10,130,060

AKQA, Inc.	advertising	senior secured notes(4)(6) (4.91%, due March 20, 2013)	7,797,778	7,797,778	7,797,778

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	14,750,000	14,591,947	14,750,000
		common stock	—	3,000,000	2,600,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	20,576,801	23,986,954

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5) (3.72%, due April 25, 2019)	3,659,804	1,764,107	2,525,266

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2012)	2,050,000	2,050,000	2,050,000
		warrants to purchase common stock(7)	—	0	0

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(5) (8.75%, due December 17, 2017)	1,875,000	1,847,148	1,903,913

Canaras CLO – 2007-1A E	structured finance	CLO secured notes(4)(5) (4.60%, due June 19, 2021)	3,500,000	1,843,144	2,555,000

Canaras CLO Equity – 2007-1A, 1X	structured finance	CLO income notes	—	4,355,000	4,117,500

CIFC CLO – 2006-1A B2L	structured finance	CLO secured notes(4)(5) (4.27%, due October 20, 2020)	3,247,284	1,634,934	2,338,044

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5)(6) (7.00%, due December 28, 2016)	4,975,000	4,910,839	4,954,254
		second lien senior secured notes(4)(5) (9.50%, due May 13, 2018)	5,333,333	5,280,735	5,280,000

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(6) (10.50%, due September 30, 2015)	5,362,500	5,214,749	5,201,625

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5) (3.97%, due April 23, 2021)	5,391,000	4,094,968	3,935,430

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5) (5.00%, due June 1, 2017)	2,612,988	1,590,203	2,116,520

Flexera Software	enterprise software	senior secured notes(4)(5)(6) (7.50%, due January 20, 2017)	4,875,000	4,780,897	4,875,000

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	1,472,500	1,466,959	1,420,742
		warrants to purchase common stock(7)	—	725,000	578,000

(Continued on next page)

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,128,798	2,000,000
		convertible preferred stock(7)	—	1,500,000	0

GXS Worldwide Inc.	business services	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,895,912	8,000,000

Harbourview – 2006A CLO Equity	structured finance	CDO subordinates notes	—	3,639,870	3,016,650

Harch 2005-2A BB CLO	structured finance	CDO secured notes(4)(5) (5.27%, due October 22, 2017)	4,819,262	2,476,548	3,759,024

Hewetts Island CDO 2007–1RA E	structured finance	CDO secured notes(4)(5)(6) (7.01%, due November 12, 2019)	3,132,057	1,852,602	2,693,569

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(6) (6.02%, due August 9, 2017)	6,568,918	3,558,463	5,319,181

Hewetts Island CDO IV 2006-4	structured finance	CDO secured notes(4)(5) (4.82%, due May 9, 2018)	7,897,268	5,468,839	5,990,078

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6) (7.00%, due March 21, 2017)	4,488,750	4,456,198	4,488,750

Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5) (7.03%, due October 15, 2016)	2,244,290	1,330,929	1,997,418

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5) (6.50%, due December 1, 2013)	7,000,000	6,580,000	6,515,810

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	2,125,818

Jersey Street 2006-1A CLO LTD	structured finance	CLO income notes	—	4,924,238	4,791,150

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6) (5.50%, due June 1, 2017)	3,646,669	2,168,034	3,052,627

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6) (4.00%, due December 15, 2018)	2,828,018	1,523,687	1,979,613

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5) (4.04%, due April 11, 2021)	4,000,000	1,883,083	2,940,000

Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6) (2.17%, due November 1, 2017)	1,986,259	1,110,473	1,370,519

Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.78%, due July 25, 2018)	5,000,000	2,813,721	4,300,000

Lightpoint CLO 2005-3X	structured finance	CLO income notes	—	3,330,000	3,600,000

Lightpoint CLO VII LTD 2007-7X	structured finance	CLO subordinated notes	—	1,192,500	1,170,000

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5) (4.12%, due October 26, 2020)	3,322,992	1,859,448	2,492,244

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5) (13.76%, due November 15, 2013)	6,142,027	6,093,888	6,123,602

MLM Holdings, Inc.	business services	senior secured notes(4)(5) (6) (7.00%, due December 1, 2016)	4,962,500	4,893,353	4,950,094

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

JUNE 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Nextag, Inc.	retail	senior secured notes(4)(5)(6)	11,050,000	10,363,117	10,552,750
		(7.00%, due January 27, 2016)

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)	3,649,700	2,025,648	2,591,287
		(4.78%, due June 27, 2022)

OCT11 2007-1A CLO	structured finance	CLO income notes	—	2,434,162	2,227,500

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)	2,737,797	2,563,448	2,677,921
		(7.75%, due April 17, 2013)
		second lien senior secured notes(3)(5)(6)	5,634,590	3,687,923	5,634,590
		(13.00%, due April 15, 2014)
		common equity(7)	—	62,595	1,105,663
		preferred equity(3)	—	973,714	2,090,505

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	8,500,000	8,430,219	7,820,000
		(12.00%, due May 16, 2014)
		warrants to purchase common stock(7)	—	350,000	290,000

Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)	2,834,633	2,146,351	2,125,975
		(5.03%, due July 15, 2021)

Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)	9,900,000	4,287,032	6,930,000
		(4.22%, due October 20, 2022)

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(6) (6.50%, due March 23, 2017)	4,987,500	4,939,246	4,887,750

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes	—	3,412,500	3,062,500

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	6,514,500

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)	5,400,000	5,292,710	5,298,750
		(10.00%, due May 18, 2018)

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (15.50%, due March 31, 2016)	4,143,003	4,057,178	4,101,573

Shield Finance Co.	software	first lien term notes(4)(5)	3,850,457	3,711,396	3,860,083
		(7.75%, due June 15, 2016)

SonicWall, Inc.	software	first lien senior secured notes(4)(5)(6)	1,394,355	1,357,303	1,394,355
		(8.25%, due January 23, 2016)
		second lien senior secured notes(4)(5)	5,000,000	4,864,919	5,050,000
		(12.00%, due January 23, 2017)

SourceHov, LLC	business services	second lien senior secured notes(4)(5)	8,000,000	7,644,081	7,615,040
		(10.50%, due May 19, 2018)

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(6)	9,753,000	9,020,697	9,753,000
		(12.00%, due March 29, 2015)
		common equity(7)	—	377,928	0
		preferred equity(7)	—	186,622	409,437

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)	4,687,500	4,640,880	4,687,500
		(10.25%, due June 9, 2017)

Unitek Global Services, Inc.	IT consulting	tranche B term loan(4)(5)(6)	7,980,000	7,740,049	7,800,450
		(9.00%, due April 15, 2018)

Vision Solutions, Inc	software	second lien senior secured notes(4)(5)	10,000,000	9,903,008	9,950,000
		(9.50%, due July 23, 2017)

Total Investments				$284,375,854	$308,773,362

(Continued on next page)

See Accompanying Notes.

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at June 30, 2011, investments at fair value are categorized as follows: senior secured notes (62.2%), subordinated notes (1.7%), CLO debt (19.0%), CLO equity (10.3%), common stock (1.8%), preferred shares (0.8%) and warrants to purchase equity securities (0.3%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $30,686,470; aggregate gross unrealized depreciation for federal income tax purposes is $21,181,632. Net unrealized appreciation is $9,504,838 based upon a tax cost basis of $299,268,524.

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,850,000
Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(6) (11.00%, due August 27, 2014)	$8,847,171	8,700,153	8,858,230
AKQA, Inc.	advertising	senior secured notes(4)(6) (4.96%, due March 20, 2013)	7,865,342	7,865,342	7,857,477
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	15,550,000	15,346,533	15,550,000
		common stock	—	3,000,000	2,600,000
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	20,059,705	21,763,773
Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5) (3.73%, due April 25, 2019)	3,659,805	1,702,855	2,049,491
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2011)	2,425,000	2,425,000	2,425,000
		warrants to purchase common stock(7)	—	—	—
Birch Communications, Inc.	telecommunication services	senior secured notes(4) (15.00%, due June 21, 2015)	5,000,000	5,000,000	5,000,000
BNY Convergex	financial intermediaries	second lien senior secured notes(4) (8.75%, due December 17, 2017)	1,875,000	1,837,500	1,837,500
Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5) (4.65%, due June 19, 2021)	3,500,000	1,804,206	2,660,000
CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5) (4.29%, due October 20, 2020)	3,247,284	1,593,673	2,273,099
Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5) (7.75%, due December 28, 2016)	4,500,000	4,432,525	4,432,500
Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)(6) (4.29%, due July 25, 2018)	1,831,690	934,388	1,373,768
Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5) (10.50%, due October 28, 2015)	5,500,000	5,339,007	5,335,000
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,468,750	4,371,448	4,424,063
Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	4,950,008	4,832,815	4,956,196
Flagship 2005-4A D	structured finance	CLO secured notes(4)(5) (5.05%, due June 1, 2017)	2,612,988	1,538,260	1,959,741
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	1,922,500	1,903,984	1,840,794
		warrants to purchase common stock(7)	—	725,000	150,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	$3,476,000	$3,079,396	$2,000,000
		convertible preferred stock(7)	—	1,500,000	—
GXS Worldwide Inc.	business software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,885,499	7,900,000
Harch CLO II LTD 2005-2a e	structured finance	CDO secured notes(4)(5) (5.29%, due October 22, 2017)	4,819,262	2,382,248	3,325,290
Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(6) (7.04%, due November 12, 2019)	3,193,918	1,859,658	2,746,769
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5) (6.04%, due August 9, 2017)	6,640,478	3,503,885	5,578,002
Hewetts Island CDO IV 2006-4X E BB	structured finance	CDO secured notes(4)(5) (4.84%, due May 9, 2018)	3,251,816	1,491,511	2,438,862
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (10.50%, due March 30, 2015)	3,381,236	3,292,190	3,415,049
Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5) (7.04%, due October 15, 2016)	2,244,290	1,283,620	1,907,647
Hyland Software, Inc.	enterprise software	first lien senior secured notes(4)(5) (6.75%, due December 19, 2016)	3,818,182	3,780,029	3,822,955
Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	3,115,022
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75% , due February 16, 2014)	3,899,005	3,683,115	3,899,005
Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6) (5.55%, due June 1, 2017)	3,722,086	2,153,441	2,887,222
Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6) (4.05%, due December 15, 2018)	2,828,018	1,475,855	1,630,635
Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5) (4.04%, due April 11, 2021)	4,000,000	1,834,131	2,200,000
Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6) (2.19%, due November 1, 2017)	2,371,953	1,283,845	1,470,611
Lightpoint CLO 2007-8a	structured finance	CLO secured notes(4)(5) (6.79%, due July 25, 2018)	5,000,000	2,738,631	4,500,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5) (4.14%, due October 26, 2020)	3,322,992	1,818,151	2,359,324
MLM Holdings, Inc.	business services	senior secured notes(4)(5) (7.00%, due December 1, 2016)	4,987,500	4,913,231	4,912,688

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

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$6,896,080	$6,888,136	$13,762,724	$12,093,583
Distributions from securitization vehicles and equity investments	3,554,407	949,504	5,883,257	1,710,487
Commitment, amendment fee income and other income	286,918	460,739	446,019	477,304

Total investment income from non-affiliated/non-control investments	10,737,405	8,298,379	20,092,000	14,281,374

From control investments:
Interest income – debt investments	396,892	432,173	802,422	1,005,269

Total investment income	11,134,297	8,730,552	20,894,422	15,286,643

EXPENSES
Compensation expense	257,788	239,484	495,852	479,196
Investment advisory fees	1,661,673	1,316,047	3,276,116	2,458,845
Professional fees	167,942	166,138	461,214	451,348
General and administrative	355,859	256,874	574,743	415,817

Total expenses before incentive fees	2,443,262	1,978,543	4,807,925	3,805,206

Net investment income incentive fees	610,441	433,521	988,551	517,773
Capital gains incentive fees	(1,442,843)	—	5,026,486	—

Total incentive fees	(832,402)	433,521	6,015,037	517,773

Total expenses	1,610,860	2,412,064	10,822,962	4,322,979

Net investment income	9,523,437	6,318,488	10,071,460	10,963,664

Net change in unrealized appreciation (depreciation) on investments	(6,053,718)	2,124,885	3,062,480	46,591,881

Net realized gains (losses) on investments	734,927	1,158,583	2,630,348	(29,969,743)

Net increase in net assets resulting from operations	$4,204,646	$9,601,956	$15,764,288	$27,585,802

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.29	$0.24	$0.31	$0.41
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.13	$0.36	$0.49	$1.03
Weighted average shares of common stock outstanding:
Basic and diluted	32,387,993	26,875,554	32,151,738	26,844,898

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Increase in net assets from operations:
Net investment income	$10,071,460	$24,243,497
Net realized gains (losses) on investments	2,630,348	(42,132,660)
Net change in unrealized appreciation on investments	3,062,480	81,836,604

Net increase in net assets resulting from operations	15,764,288	63,947,441

Distributions to shareholders	(15,822,195)	(22,959,856)

Capital share transactions:
Issuance of common stock (net of offering costs of $318,630 and $2,817,408, respectively)	6,360,019	46,859,868
Reinvestment of dividends	1,356,750	2,178,093

Net increase in net assets from capital share transactions	7,716,769	49,037,961

Total increase in net assets	7,658,862	90,025,546
Net assets at beginning of period	314,117,541	224,091,995

Net assets at end of period (including over distributed net investment income of $2,878,670 and $2,154,421, respectively)	$321,776,403	$314,117,541

Capital share activity:
Shares sold	651,599	4,834,651
Shares issued from reinvestment of dividends	133,519	238,500

Net increase in capital share activity	785,118	5,073,151

See Accompanying Notes.

TICC CAPITAL CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,764,288	$27,585,802
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(2,380,176)	(2,746,346)
Increase in investments due to PIK	(805,325)	(285,849)
Purchases of investments	(133,030,853)	(52,801,072)
Repayments of principal and reductions to investment cost value	70,426,939	28,616,633
Proceeds from the sale of investments	8,407,096	11,716,543
Net realized (gain) losses on investments	(2,630,348)	29,969,743
Net change in unrealized appreciation on investments	(3,062,480)	(46,591,881)
Decrease (increase) in interest receivable	27,899	(721,595)
Increase in distributions of securitization vehicles receivable	(374,234)	—
Decrease in prepaid expenses and other assets	4,372	201,531
Increase in investment advisory fee payable	511,218	630,024
Increase in capital gains incentive fee	5,026,486	—
Increase in accrued expenses	292,971	282,893

Net cash used by operating activities	(41,822,147)	(4,143,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	6,678,649	—
Offering expenses from the issuance of common stock	(318,630)	—
Distributions paid (net of stock issued under dividend reinvestment plan of $1,356,750 and $888,955, respectively)	(14,465,445)	(8,508,012)

Net cash used by financing activities	(8,105,426)	(8,508,012)

Net decrease in cash and cash equivalents	(49,927,573)	(12,651,586)
Cash and cash equivalents, beginning of period	68,780,866	23,972,885

Cash and cash equivalents, end of period	$18,853,293	$11,321,299

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,356,750	$888,955
SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$—	$1,500,919
Securities sold not settled	$—	$1,095,982

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

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

In May 2011, the FASB issued an update to requirements relating to “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 with early adoption prohibited. We do not believe the adoption of this update will have a material impact on our financial statements.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon “Level 3” inputs as of June 30, 2011.

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

Given the recent economic volatility, the market for syndicated loans had become increasingly illiquid with limited or no transactions for many of those securities which the Company holds. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, although there has been improvement, since 2010, in transaction volume, the liquidity of the markets and the quality of the indicative quotes, the marketplace for which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments still have shown, at various times, some of the attributes of illiquidity as described by ASC-820-10-35. The Company has determined that the current agent bank non-binding indicative bids for the substantial majority of its syndicated loans may not be considered reliable, and alternative valuation procedures would need to be performed until liquidity returns to the marketplace. As such, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated investments. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be considered reliable, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. The Company has considered the factors described in ASC 820-10 and has determined that it is properly valuing the securities in its portfolio.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at June 30, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$18.5	$0.0	$0.0	$18.5
Senior Secured Notes	0.0	0.0	200.0	200.0
CLO Debt	0.0	0.0	61.0	61.0
CLO Equity	0.0	0.0	33.1	33.1
Subordinated Notes	0.0	0.0	5.5	5.5
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.9	0.9

Total	$18.5	$0.0	$308.8	$327.3

A reconciliation of the fair value of investments for three months ending June 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at March 31, 2011	$180.0	$63.9	$34.7	$5.8	$6.5	$2.3	$1.0	$294.2
Realized Gains included in earnings	0.7	0.0	0.0	0.0	0.0	0.0	0.0	0.7
Unrealized appreciation included in earnings	(0.1)	(3.3)	(1.6)	(0.1)	(0.7)	(0.1)	(0.1)	(6.0)
Accretion of discount	0.7	0.5	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	30.6	0.0	0.0	0.0	0.0	0.0	0.0	30.6
Repayments and Sales(1)	(11.9)	(0.1)	0.0	(0.2)	0.0	0.3	0.0	(11.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2011	$200.0	$61.0	$33.1	$5.5	$5.8	$2.5	$0.9	$308.8

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.7	$(3.4)	$(1.6)	$(0.6)	$(0.1)	$(0.2)	$(0.1)	$(5.3)

(1)	Includes PIK interest of approximately $733,000.

A reconciliation of the fair value of investments for six months ending June 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Gains included in earnings	2.2	0.4	0.0	0.0	0.0	0.0	0.0	2.6
Unrealized appreciation included in earnings	0.9	0.8	0.9	(0.1)	0.0	0.2	0.4	3.1
Accretion of discount	1.4	1.0	0.0	0.0	0.0	0.0	0.0	2.4
Purchases	97.8	10.1	23.3	0.0	0.0	0.0	0.0	131.2
Repayments and Sales(1)	(76.2)	(1.7)	0.0	(0.4)	0.0	0.3	0.0	(78.0)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 3, 2011	$200.0	$61.0	$33.1	$5.5	$5.8	$2.5	$0.9	$308.8

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$2.8	$1.1	$1.0	$(0.1)	$0.0	$0.2	$0.4	$5.4

(1)	Includes PIK interest of approximately $805,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Numerator for basic and diluted income per share–net increase in net assets resulting from investment income	$9,523,437	$6,318,488	$10,071,460	$10,963,664

Numerator for basic and diluted income per share–net increase in net assets resulting from operations	$4,204,646	$9,601,956	$15,764,288	$27,585,802

Denominator for basic and diluted income per share–weighted average shares	32,387,993	26,875,554	32,151,738	26,844,898

Basic and diluted net investment income per common share	$0.29	$0.24	$0.31	$0.41

Basic and diluted net increase in net assets resulting from operations per common share	$0.13	$0.36	$0.49	$1.03

NOTE 5. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, a non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal, along with certain investment and administrative personnel of TICC Management, are invested.

The Company has also entered into the Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor.

For the quarters ended June 30, 2011 and 2010, TICC incurred investment advisory fees consisting of the base management fee of approximately $1,662,000 and $1,316,000, respectively; for the first two quarters ended June 30, 2011 and 2010, TICC incurred investment advisory fees of approximately $3,276,000 and $2,459,000, respectively. The net investment income incentive fee payable to TICC Management for the second quarter of 2011 was approximately $610,000 compared to approximately $434,000 in the second quarter of 2010. The investment advisory fee payable, including the base management fee and the net investment income incentive fee, to TICC Management was $2,272,000 and $1,749,000 at June 30, 2011 and 2010, respectively.

Due to significant net unrealized appreciation in our portfolio, we recorded a capital gains incentive fee of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of our portfolio on March 31, 2011. There was no such fee accrued for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains/losses and net unrealized appreciation/depreciation at the end of each period. For the quarter ending June 30, 2011, TICC recorded unrealized depreciation of approximately $6.0 million and, as a result, the capital gains incentive fee liability was reduced by approximately $1.5 million. For the first two quarters of 2011, the capital gains incentive fee was approximately $5.0 million and there was no such fee for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense, and associated accrual, for the first quarter of 2011 as well as the $1.5 million reduction for the quarter ended June 30, 2011 relate entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended June 30, 2011 and 2010 respectively, TICC incurred $257,800 and $239,500 in compensation expenses for employees allocated to the administrative activities of TICC; for the six months ended June 30, 2011 and 2010, TICC incurred approximately $495,900 and $479,200, respectively, in such expenses, of which approximately $267,000 and $246,200 remained payable at the end of each respective quarter. TICC also incurred approximately $17,300 and $20,200 for reimbursement of facility costs for the three months ended June 30, 2011 and 2010, respectively; for the six months ended June 30, 2011 and 2010, TICC incurred $34,700 and $40,190, of which amounts $6,000 and $0 remained payable at the end of each respective period.

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

On June 30, 2011, the Company paid a dividend of $0.25 per share. For the six month period ended June 30, 2010, the Company distributed $0.49 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 7. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2011 was $9.85, and at December 31, 2010 was $9.85. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 8. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 6 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2011 and 2010, the Company recorded approximately $733,000 and $204,000 in PIK interest, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded approximately $805,000 and $286,000 in PIK interest, respectively.

In addition, the Company recorded discount income of approximately $1.2 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $2.4 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 9. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended June 30, 2011 and 2010, respectively, the Company received no fee income for managerial assistance.

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company received approximately $3.6 million in such distributions during the quarter ended June 30, 2011, compared to $949,500 for the same period last year. The Company received distribution of approximately $5.9 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 10. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended June 30, 2011 (unaudited)	Three Months Ended June 30, 2010 (unaudited)	Six Months Ended June 30, 2011 (unaudited)	Six Months Ended June 30, 2010 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.97	$8.87	$9.85	$8.36

Net investment income(1)	0.29	0.24	0.31	0.41
Net realized and unrealized capital gains (losses)(2)	(0.16)	0.12	0.18	0.62

Total from investment operations	0.13	0.36	0.49	1.03

Total distributions(3)	(0.25)	(0.20)	(0.49)	(0.35)

Effect of shares issued, net of offering expenses	0.00	0.00	0.00	(0.01)

Net asset value at end of period	$9.85	$9.03	$9.85	$9.03

Per share market value at beginning of period	$10.87	$6.59	$11.21	$6.05
Per share market value at end of period	$9.60	$8.40	$9.60	$8.40
Total return(4)	(9.38%)	30.50%	(10.19%)	45.38%
Shares outstanding at end of period	32,671,485	26,932,340	32,671,485	26,932,340
Ratios/Supplemental Data
Net assets at end of period (000’s)	321,776	243,170	321,776	243,170
Average net assets (000’s)	321,805	240,404	318,218	233,010
Ratio of expenses to average net assets:
Expenses before incentive fees	3.03%	3.29%	3.02%	3.27%
Net investment income incentive fees	0.76%	0.72%	0.62%	0.44%
Capital gains incentive fees	(1.79%)	0.00%	3.16%	0.00%

Total ratio of expenses to average net assets(5)	2.00%	4.01%	6.80%	3.71%

Ratio of net investment income to average net assets(5)	11.84%	10.51%	6.33%	9.41%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2011, none of the distributions for 2011 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 11. CASH AND CASH EQUIVALENTS

At June 30, 2011 and December 31, 2010, respectively, cash and cash equivalents consisted of:

	June 30, 2011	December 31, 2010
Eurodollar Time Deposit (due 7/01/11 and 1/3/11, respectively)	$18,502,400	$68,513,869

Total Cash Equivalents	18,502,400	68,513,869
Cash	350,893	266,997

Cash and Cash Equivalents	$18,853,293	$68,780,866

NOTE 12. COMMITMENTS

As of June 30, 2011, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 13. SUBSEQUENT EVENTS

On July 28, 2011, the Board of Directors declared a distribution of $0.25 per share for the third quarter, payable on September 30, 2011 to shareholders of record as of September 16, 2011.

On August 4, 2011, the Company priced the senior notes in a $225,000,000 collateralized loan obligation (CLO) transaction. The senior notes will be issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of the Company owns all of the equity. The senior notes will have an initial face amount of $101,250,000, are expected to be rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and will bear interest at three-month LIBOR plus 2.25%. The senior notes will have a stated maturity date of July 25, 2021 and will be subject to a three year non-call period. The CLO will have a three year reinvestment period. The anticipated closing date of the transaction is August 10, 2011.

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, and

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

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Mr. Charles M. Royce. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners, and Charles M. Royce, our non-executive chairman, is the President of Royce & Associates. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of June 30, 2011, our debt investments had stated interest rates of between 2.17% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 18 and 136 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.9% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended June 30, 2011, we recognized approximately $773,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $204,000 for the quarter ended June 30, 2010.

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

During the quarter ended June 30, 2011, we closed approximately $30.6 million in new portfolio investments. During the quarter ended June 30, 2011, we recognized a total of $12.6 million from principal repayments on debt investments. We realized net gains on investments during the quarter ended June 30, 2011 in the amount of approximately $734,000.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2011, we had net unrealized depreciation of approximately $6.0 million, comprised of $1.9 million in gross unrealized appreciation, $7.1 million in gross unrealized depreciation and approximately $0.8 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2011 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$0.9
Pegasus Solutions, LLC	0.4
Lightpoint CLO 2007-8a	(0.3)
Ocean Trails CLO II 2007-2a-d	(0.3)
Harbourview – 2006A CLO Equity	(0.4)
Hewetts Island CDO III 2005-1A D	(0.5)
Hewetts Island CDO IV 2006-4	(0.6)
Sargas CLO 2006 -1A	(0.8)
Prodigy Health Group	(0.8)
Integra Telecomm, Inc	(1.0)
Net all other	(2.6)

Total	$(6.0)

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

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$4.4
Palm, Inc.	2.3
Stratus Technolgies, Inc. preferred equity	0.3
Cavtel Holdings, LLC	(0.3)
First Data Corporation	(0.3)
Stratus Technologies, Inc. common equity	(0.3)
Sargas CLO 2006-1A	(0.4)
Stratus Technolgies, Inc.	(0.8)
Integra Telecomm, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.5)
Net all other	(0.4)

Total	$2.1

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

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which has continued through 2010 and into 2011. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle market issuers and to a limited extent larger issuers, and opportunistically, on certain structured finance investments, including CLO investment vehicles. We have and continue to review a large number of middle market loans and CLO investment vehicles, and have recently made a number of selective purchases in these markets.

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

In May 2011, the FASB issued an update to requirements relating to “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 with early adoption prohibited. We do not believe the adoption of this update will have a material impact on our financial statements.

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

We will record unrealized depreciation on bilateral investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. To the extent that we believe that it has become probable that a loan is not collectible or probable that an equity investment is not realizable, we will classify that amount as a realized loss. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and our equity security has also appreciated in value. Changes in fair value, other than such changes that are considered probable of non-collection or non-realization, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at June 30, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$18.5	$0.0	$0.0	$18.5
Senior Secured Notes	0.0	0.0	200.0	200.0
CLO Debt	0.0	0.0	61.0	61.0
CLO Equity	0.0	0.0	33.1	33.1
Subordinated Notes	0.0	0.0	5.5	5.5
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.9	0.9

Total	$18.5	$0.0	$308.8	$327.3

A reconciliation of the fair value of investments for three months ending June 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at March 31, 2011	$180.0	$63.9	$34.7	$5.8	$6.5	$2.3	$1.0	$294.2
Realized Gains included in earnings	0.7	0.0	0.0	0.0	0.0	0.0	0.0	0.7
Unrealized appreciation included in earnings	(0.1)	(3.3)	(1.6)	(0.1)	(0.7)	(0.1)	(0.1)	(6.0)
Accretion of discount	0.7	0.5	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	30.6	0.0	0.0	0.0	0.0	0.0	0.0	30.6
Repayments and Sales(1)	(11.9)	(0.1)	0.0	(0.2)	0.0	0.3	0.0	(11.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2011	$200.0	$61.0	$33.1	$5.5	$5.8	$2.5	$0.9	$308.8

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.7	$(3.4)	$(1.6)	$(0.6)	$(0.1)	$(0.2)	$(0.1)	$(5.3)

(1)	Includes PIK interest of approximately $733,000.

A reconciliation of the fair value of investments for six months ending June 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Gains included in earnings	2.2	0.4	0.0	0.0	0.0	0.0	0.0	2.6
Unrealized appreciation included in earnings	0.9	0.8	0.9	(0.1)	0.0	0.2	0.4	3.1
Accretion of discount	1.4	1.0	0.0	0.0	0.0	0.0	0.0	2.4
Purchases	97.8	10.1	23.3	0.0	0.0	0.0	0.0	131.2
Repayments and Sales(1)	(76.2)	(1.7)	0.0	(0.4)	0.0	0.3	0.0	(78.0)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 3, 2011	$200.0	$61.0	$33.1	$5.5	$5.8	$2.5	$0.9	$308.8

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$2.8	$1.1	$1.0	$(0.1)	$0.0	$0.2	$0.4	$5.4

(1)	Includes PIK interest of approximately $805,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $308.8 million and $247.5 million as of June 30, 2011 and December 31, 2010, respectively. The increase in investments during the six month period was due to the net deployment of cash of approximately $52.4 million, comprised of the net impact of portfolio investments of approximately $131.2 million and debt repayments and sales of securities of approximately $78.8 million, as well as by the fair value adjustments on our portfolio.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2011, we received proceeds of approximately $12.6 million resulting primarily from repayments and amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2010, we had repayments and amortization payments of approximately $73.8 million. The repayments on our debt investments during the quarter ended June 30, 2011, largely consisted of repayment of our original investment in senior secured notes issued by Prodigy Health Group ($3.0 million) and Birch Communications, Inc. ($5.0 million) as well as partial repayments on our investment in Airvana Network Solutions, Inc. ($2.5 million). During the quarter ended June 30, 2011, we did not sell any of our investments, where as for the year ended December 31, 2010, we recognized proceeds of approximately $54.8 million from the sales of securities.

As of June 30, 2011, we had investments in debt securities of, or loans to, 48 portfolio companies, with a fair value of approximately $266.5 million, and equity investments in 17 portfolio companies, with a fair value of approximately $42.3 million. As of December 31, 2010, we had investments in debt securities of, or loans to, 47 portfolio companies, with a fair value of approximately $230.3 million, and equity investments in 10 portfolio companies, with a fair value of approximately $17.2 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2011 and the year ended December 31, 2010 follows:

	June 30, 2011	December 31, 2010
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$247.5	$200.3
Portfolio Investments Acquired	131.2	129.8
Debt repayments	(70.4)	(73.8)
Sales of securities	(8.4)	(54.8)
Payment in Kind	0.8	0.7
Original Issue Discount	2.4	5.6
Net Unrealized Appreciation	3.1	81.8
Net Realized Gains (Losses)	2.6	(42.1)

Ending Investment Portfolio	$308.8	$247.5

The following table indicates the quarterly portfolio investment activity for the past six quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2011	$30.6	$12.6	$0.0
March 31, 2011	100.6	57.8	8.4

Total	$131.2	$70.4	$8.4

December 31, 2010	$30.8	$31.8	$7.5
September 30, 2010	44.7	13.4	34.5
June 30, 2010	15.0	10.8	6.6
March 31, 2010	39.3	17.8	6.2

Total	$129.8	$73.8	$54.8

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$200.0	64.8%	$173.9	70.3%
CLO Debt	61.0	19.7%	50.4	20.4%
CLO Equity	33.1	10.7%	8.9	3.6%
Subordinated Notes	5.5	1.8%	6.0	2.4%
Common Stock	5.8	1.9%	5.8	2.3%
Preferred Shares	2.5	0.8%	2.0	0.8%
Warrants	0.9	0.3%	0.5	0.2%

Total	$308.8	100.0%	$247.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$94.1	30.5%	$59.3	24.0%
Software	45.7	14.8%	45.0	18.2%
Telecommunication services	28.8	9.3%	21.0	8.5%
Semiconductor capital equipment	24.0	7.8%	21.8	8.8%
Business services	20.6	6.7%	22.0	8.9%
Enterprise software	16.4	5.3%	13.2	5.3%
Printing and publishing	11.0	3.6%	5.2	2.1%
Retail	10.5	3.4%	0.0	0.0%
Computer hardware	10.2	3.3%	10.3	4.2%
Healthcare	10.2	3.3%	7.4	3.0%
IT consulting	9.8	3.2%	2.4	1.0%
Auto parts manufacturer	9.7	3.2%	8.8	3.5%
Advertising	7.8	2.5%	7.9	3.2%
Food products manufacturer	4.1	1.3%	4.1	1.6%
IT value-added reseller	2.0	0.6%	2.0	0.8%
Interactive voice messaging services	2.0	0.6%	2.0	0.8%
Financial intermediaries	1.9	0.6%	1.8	0.7%
Grocery	0.0	0.0%	5.0	2.0%
Shipping & transportation	0.0	0.0%	4.4	1.8%
Retail food products	0.0	0.0%	3.9	1.6%

Total	$308.8	100.0%	$247.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2011 and December 31, 2010, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2011, and December 31, 2010, our debt investment portfolio was graded as follows:

		June 30, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$7.8	2.7%	$7.8	2.9%
2	Full repayment of principal and interest is expected.	214.9	74.3%	194.4	72.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	63.2	21.8%	62.3	23.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.2%	2.0	0.8%

		$289.4	100.0%	$266.5	100.0%

		December 31, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$11.8	4.6%	$11.8	5.1%
2	Full repayment of principal and interest is expected.	184.9	72.4%	163.0	70.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	55.1	21.6%	53.5	23.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.4%	2.0	0.9%

		$255.3	100.0%	$230.3	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2011 to the three months ended June 30, 2010.

Investment Income

As of June 30, 2011, our debt investments had stated interest rates of between 2.17% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 18 and 136 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.9% including GenuTec Business Solutions, Inc., compared to 13.0% as of June 30, 2010.

Investment income for the three months ended June 30, 2011 was approximately $11.1 million compared to approximately $8.7 million for the three months ended June 30, 2010. This increase was due largely to an increase in the principal value of income producing investments and greater distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing investments for the period ending June 30, 2011 and 2010 was approximately $285.9 million and $249.2 million, respectively. For the three months ended June 30, 2011, investment income consisted of approximately $5.2 million in cash interest from portfolio investments, approximately $1.2 million in amortization of original issue and market discount, approximately $152,000 of discount income derived from unscheduled principal cash remittances at par on discounted securities, $3.6 million in distributions from securitized vehicles and approximately $733,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $204,000 for the quarter ended June 30, 2010.

For the three months ended June 30, 2011, other income of approximately $287,000 was recorded, compared to other income of approximately $461,000 for the same period in 2010. Other income consists primarily of non-recurring amendment fees earned in connection with existing portfolio investments.

Operating Expenses

Total expenses for the quarter ended June 30, 2011 were $1.6 million, which includes a reduction of approximately $1.4 million to the capital gains incentive fee accrual.

Expenses before incentive fees, for the quarter ended June 30, 2011 were approximately $2.4 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $465,000 from the quarter ended June 30, 2010, attributable primarily to higher investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended June 30, 2010 were approximately $2.0 million.

The investment advisory fee for the second quarter of 2011 was approximately $1.7 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2010 was approximately $1.3 million. The increase of approximately $346,000 is due to an increase in average gross assets. At each of June 30, 2011 and December 31, 2010, respectively, approximately $2.3 million and $1.8 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $168,000 for the quarter ended June 30, 2011, compared to approximately $166,000 for the quarter ended June 30, 2010. This was the result of an increase in valuations services of approximately $20,000, partially offset by a decrease in audit fees of approximately $18,000 incurred during the quarter ended June 30, 2011.

Compensation expenses were approximately $258,000 for the quarter ended June 30, 2011, compared to approximately $240,000 for the quarter ended June 30, 2010, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountant, and other administrative support personnel. At June 30, 2011 and December 31, 2010, respectively, approximately $267,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $356,000 for the three months ended June 30, 2011 compared to approximately $257,000 for the same period in 2010. This increase was due largely to costs associated with regulatory filing fees and proxy materials. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the second quarter of 2011 was approximately $610,000 compared to $434,000 in the second quarter of 2010. The increase is the result of the increase in pre-incentive fee net investment income. The net investment income incentive fee is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

Due to significant net unrealized appreciation in our portfolio, we recorded a capital gains incentive fee of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of our portfolio on March 31, 2011. There was no such fee accrued for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains/losses and net unrealized appreciation/depreciation at the end of each period. For the quarter ending June 30, 2011, TICC recorded unrealized depreciation of approximately $6.0 million and, as a result, the capital gains incentive fee liability was reduced by approximately $1.5 million. For the six months ended June 30, 2011, the capital gains incentive fee was approximately $5.0 million and there was no such fee for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense accrual for the first quarter of 2011, as well as the $1.5 million reduction for the quarter ended June 30, 2011, relate entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2011, we recorded net realized gains on investments of approximately $0.8 million, which represents the gain on the repayment of our investment in Prodigy Health Group.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2011, we had net unrealized depreciation of approximately $6.0 million, comprised of $1.9 million in gross unrealized appreciation, $7.1 million in gross unrealized depreciation and approximately $0.8 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2011 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$0.9
Pegasus Solutions, LLC	0.4
Lightpoint CLO 2007-8a	(0.3)
Ocean Trails CLO II 2007-2a-d	(0.3)
Harbourview – 2006A CLO Equity	(0.4)
Hewetts Island CDO III 2005-1A D	(0.5)
Hewetts Island CDO IV 2006-4	(0.6)
Sargas CLO 2006 -1A	(0.8)
Prodigy Health Group	(0.8)
Integra Telecomm, Inc	(1.0)
Net all other	(2.6)

Total	$(6.0)

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

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$4.4
Palm, Inc.	2.3
Stratus Technolgies, Inc. preferred equity	0.3
Cavtel Holdings, LLC	(0.3)
First Data Corporation	(0.3)
Stratus Technologies, Inc. common equity	(0.3)
Sargas CLO 2006-1A	(0.4)
Stratus Technolgies, Inc.	(0.8)
Integra Telecomm, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.5)
Net all other	(0.4)

Total	$2.1

Please see “—Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended June 30, 2011 and 2010 was $9.5 million and $6.3 million, respectively. This increase was due largely to increased distributions from the equity interests in our securitization vehicle investments and the accrual reduction for the capital gains incentive fee.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $1.5 million, net investment income for the quarter ended June 30, 2011 was approximately $8.0 million compared to approximately $6.3 million for the same period in 2010.

Based on a weighted-average of 32,387,993 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2011 was approximately $0.29 for basic and diluted, compared to approximately $0.24 per share for the same period in 2010. Excluding the impact of the accrued capital gains incentive fee reduction, the net increase in net assets resulting from core net investment income per common share would have been $0.25, basic and diluted, compared to $0.24 per share for the same period in 2010.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $4.2 million for the quarter ended June 30, 2011, compared to a net increase of approximately $9.6 million for the comparable period in 2010. This decrease was attributable directly to greater net unrealized depreciation on investments and lower realized gains partially offset by the impact of the accrual reduction of the capital gains incentive fee.

Based on a weighted-average of 32,387,993 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2011 was approximately $0.13 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.36 per share for the same period in 2010.

Excluding the impact of the accrued capital gains incentive fee reduction, the core net increase in net assets resulting from operations per common share would have been $0.09, basic and diluted, compared to $0.36 per share for the same period in 2010.

Please see “—Portfolio Grading” above for more information.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2011 to the six months ended June 30, 2010.

Investment Income

As of June 30, 2011, our debt investments had stated interest rates of between 2.17% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 18 and 136 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 12.9% including GenuTec Business Solutions, Inc., compared to 13.0% as of June 30, 2010.

Investment income for the six months ended June 30, 2011 was approximately $20.9 million compared to approximately $15.3 million for the six months ended June 30, 2010. This increase was due largely to an increase in the principal value on income producing investments, greater return on our investment portfolio due to market discounts on new debt investments and greater distributions from the equity interests in our securitization vehicle investments. The total principal value of income producing investments for the period ending June 30, 2011 and 2010 was approximately $285.9 million and $249.2 million, respectively. For the six months ended June 30, 2011, investment income consisted of approximately $11.0 million in cash interest from portfolio investments, approximately $2.4 million in amortization of original issue and market discount, approximately $376,000 of discount income derived from unscheduled principal cash remittances at par on discounted securities, $5.9 million in distributions from securitized vehicles and approximately $805,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $286,000 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, fee income of approximately $446,000 was recorded, compared to fee income of approximately $477,000 for the same period in 2010. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the six months ended June 30, 2011 were $10.8 million, which includes an accrual of approximately $5.0 million for a capital gains incentive fee.

Expenses before incentive fees, for the six ended June 30, 2011 were approximately $4.8 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $1.0 million from the comparable period in 2010, attributable primarily to higher investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the six months ended June 30, 2010 were approximately $3.8 million.

The investment advisory fee for the first six months of 2011 was approximately $3.3 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2010 was approximately $2.5 million. The increase of approximately $817,000 is due to an increase in average gross assets. At each of June 30, 2011 and December 31, 2010, respectively, approximately $2.3 million and $1.8 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $461,000 for the six months ended June 30, 2011, compared to approximately $451,000 for the same period in 2010. This was the result of an increase in audit fees of approximately $39,000 and legal fees of approximately $18,000, partially offset by a decrease in valuations services of approximately $25,000 and consulting expenses of $21,000 incurred during the six months ended June 30, 2011.

Compensation expenses were approximately $496,000 for the six months ended June 30, 2011, compared to approximately $479,000 for the six months ended June 30, 2010, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountant, and other administrative support personnel. At June 30, 2011 and December 31, 2010, respectively, approximately $267,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $575,000 for the six months ended June 30, 2011 compared to approximately $416,000 for the same period in 2010. This increase was due largely to costs associated with regulatory filing fees, proxy materials and listing fees. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2011, we recorded net realized gains on investments of approximately $2.6 million, which largely represents relatively small gains on several different investments including the realized gains on the repayment of our investment in Prodigy Health Group ($0.7 million) and the sale of our investment in Del Mar CLO I Ltd. 2006-1 ($0.4 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2011, we had net unrealized gains of approximately $3.1 million, comprised of $17.9 million in gross unrealized appreciation, $12.5 million in gross unrealized depreciation and approximately $2.3 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2011 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$1.7
ACA CLO 2006–2, Limited	1.7
Pegasus Solutions, LLC	1.4
Prospero CLO II BV	0.7
Latitude III CLO 2007–3A	0.7
Harch CLO II LTD 2005–2a e	0.6
Fusionstorm, Inc	0.5
Sargas CLO 2006–1A	0.5
Avenue CLO V LTD 2007–5A D1	0.4
Latitude II CLO 2006 2A D	0.4
Landmark V CDO LTD	0.3
Lightpoint CLO 2007–8a	(0.3)
Ocean Trails CLO II 2007–2a-d	(0.3)
Harbourview – 2006A CLO Equity	(0.4)
Del Mar CLO I Ltd. 2006–1	(0.4)
Hewetts Island CDO III 2005–1A D	(0.5)
Hewetts Island CDO IV 2006–4	(0.6)
Prodigy Health Group	(0.8)
Integra Telecomm, Inc	(1.0)
Net all other	(1.5)

Total	$3.1

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

Portfolio Company	Unrealized appreciation (depreciation)
The CAPS Group	$22.9
American Integration Technologies, LLC	10.4
Box Services, LLC	7.8
Pegasus Solutions, Inc.	1.7
Palm, Inc.	1.7
SCS Holdings II, Inc.	1.2
Algorithmic Implementations, Inc.	0.9
Pegasus Solutions, Inc. preferred equity	0.7
Stratus Technologies, Inc. high yield notes	0.7
Fusionstorm, Inc.	0.7
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
Power Tools, Inc.	0.4
Cavtel Holdings, LLC	(0.5)
Integra Telecomm, Inc.	(0.6)
Stratus Technologies, Inc. senior secured notes	(0.7)
Sargas CLO 2006-1A	(0.7)
WAICCS Las Vegas, LLC	(1.5)
Net all other	0.4

Total	$46.6

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2011 and 2010 was $10.1 million and $11.0 million, respectively. This decrease was due largely to the accrual of a capital gains incentive fee in the first quarter of 2011, offset by an increase in the principal value of income producing investments, greater return on our investment portfolio due to market discounts on new debt investments and greater distributions from the equity interests in our securitization vehicle investments.

Excluding the impact of the capital gains incentive fee accrual of approximately $5.0 million, core net investment income would have increased from $11.0 million to $15.1 million over the same period in the prior year.

Based on a weighted-average of 32,151,738 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2011 was approximately $0.31 for basic and diluted, compared to approximately $0.41 per share for the same period in 2010. Excluding the impact of the capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.47, basic and diluted, compared to $0.41 per share for the same period in 2010.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $15.8 million for the six months ended June 30, 2011, compared to a net increase of approximately $27.6 million for the comparable period in 2010. This decrease was attributable directly to decreased net unrealized appreciation on investments as well as the impact of the accrual of a capital gains incentive fee, partially offset by greater net realized gains.

Based on a weighted-average of 32,151,738 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2011 was approximately $0.49 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $1.03 per share for the same period in 2010. Excluding the impact of the capital gains incentive fee reduction, the core net increase in net assets resulting from operations per common share would have been $0.65, basic and diluted, compared to $1.03 per share for the same period in 2010.

Please see “—Portfolio Grading” above for more information.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets, and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. TICC’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income excluding our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee. As the capital gains incentive fee is based on a hypothetical event that did not occur, we believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the capital gains incentive fee is not a currently tax deductible expense and as the RIC requirements are to distribute taxable earnings, the core net investment income provides an indication of taxable income for the year to date.

The following table provides a reconciliation of net investment income to core net investment income (for the three and six months ended June 30, 2011):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$9,523,437	$0.29	$10,071,460	$0.31
Capital gains incentive fee	(1,442,843)	(0.04)	5,026,486	0.16

Core net investment income	$8,080,594	$0.25	$15,097,946	$0.47

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and six months ended June 30, 2011):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$4,204,646	$0.13	$15,764,288	$0.49
Capital gains incentive fee	(1,442,843)	(0.04)	5,026,486	0.16

Core net increase in net assets resulting from operations	$2,761,803	$0.09	$20,790,774	$0.65

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	2011		2010
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Ratio of core net investment income to average net assets, for the three month and six periods ended June 30, 2011 and 2010, respectively	10.05%	9.49%	9.49%	9.41%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and six month periods ended June, 2011 and 2010, respectively.

	2011		2010
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Ratio of net investment income to average net assets	11.84%	6.33%	6.33%	9.41%
Ratio of capital gain incentive fee to average net assets	(1.79%)	3.16%	3.16%	—

Ratio of core net investment income to average net assets	10.05%	9.49%	9.49%	9.41%

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2011, cash and cash equivalents decreased from approximately $68.8 million at the beginning of the period to approximately $18.9 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $41.8 million, largely reflecting purchases of new investments of approximately $133.0 million offset by proceeds from principal repayments and sales of investments of approximately $78.8 million. During the period, net cash used in financing activities was approximately $8.1 million reflecting primarily the distribution of dividends offset by proceeds from the issuance of common stock.

“At-the-Market” Share Issuance Plan

During the six months ended June 30, 2011, we sold 651,599 shares of our common stock pursuant to an “at-the-market” share issuance plan. Wells Fargo Securities, LLC acted as the sales agent for the “at-the-market” share issuance plan. The total amount of capital raised under these issuances was approximately $6.7 million and net proceeds were approximately $6.4 million, after deducting approximately $319,000 of underwriters’ discounts and miscellaneous expenses. We have used, and will continue to use, the net proceeds from these offerings for investing in debt or equity securities, and other general corporate purposes, including working capital requirements.

Share Repurchase Program

On July 30, 2009, the Board of Directors authorized a share repurchase program which provides for the purchase of up to $10 million worth of shares to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. There were no share repurchases during the first six months of fiscal 2011.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $3.3 million for investment advisory services, excluding pre-incentive net investment income incentive fees and $574,700 for administrative services for the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

We currently have no borrowings.

Collateralized Loan Obligation Transaction

On August 4, 2011, we priced the senior notes in a $225,000,000 collateralized loan obligation (CLO) transaction. The senior notes will be issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary, which will be consolidated on our balance sheet, owns all of the equity. The senior notes will have an initial face amount of $101,250,000, are expected to be rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and will bear interest at three-month LIBOR plus 2.25%. The senior notes will have a stated maturity date of July 25, 2021 and will be subject to a three year non-call period. The CLO will have a three year reinvestment period. The anticipated closing date of the transaction is August 10, 2011.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 28, 2011	September16, 2011	September 30, 2011	$0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.74

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$7.47	(5)

(1)	Distributions for the fiscal years ended December 31, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles Royce, a non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund investing in syndicated loans. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

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

RECENT DEVELOPMENTS

On July 28, 2011, the Board of Directors declared a distribution of $0.25 per share for the third quarter, payable on September 30, 2011 to shareholders of record as of September 16, 2011.

On August 4, 2011, we priced the senior notes in a $225,000,000 collateralized loan obligation (CLO) transaction. The senior notes will be issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The senior notes will have an initial face amount of $101,250,000, are expected to be rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and will bear interest at three-month LIBOR plus 2.25%. The senior notes will have a stated maturity date of July 25, 2021 and will be subject to a three year non-call period. The CLO will have a three year reinvestment period. The anticipated closing date of the transaction is August 10, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining forty-eight debt investments were at variable rates, representing approximately $23.4 million and $266.0 million in principal debt, respectively. At June 30, 2011, $262.5 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2011. We have also assumed no outstanding borrowings. Under this analysis, net investment income would increase by approximately $942,000 annually, based upon the implied floors in our portfolio. Conversely, if we had instead assumed a 1% decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, net investment income would decrease by approximately $242,000 annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. It should be noted, also, that to the extent that certain investments may be based on a rate which is historically low at the current time, it may not be possible for the underlying rate to decrease by 1%, Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of June 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

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

On August 4, 2011, we priced the senior notes in a $225,000,000 collateralized loan obligation (CLO) transaction. The senior notes will be issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The senior notes will have an initial face amount of $101,250,000, are expected to be rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and will bear interest at three-month LIBOR plus 2.25%. The senior notes will have a stated maturity date of July 25, 2021 and will be subject to a three year non-call period. The CLO will have a three year reinvestment period. The anticipated closing date of the transaction is August 10, 2011.

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

As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we may incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

On August 4, 2011, we priced the senior notes in a $225,000,000 collateralized loan obligation (CLO) transaction. The senior notes will be issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The senior notes will have an initial face amount of $101,250,000, are expected to be rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and will bear interest at three-month LIBOR plus 2.25%. The senior notes will have a stated maturity date of July 25, 2021 and will be subject to a three year non-call period. The CLO will have a three year reinvestment period. The anticipated closing date of the transaction is August 10, 2011.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

Our Board of Directors is authorized to reclassify any unissued shares of stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 32,671,485 shares are issued and outstanding as of June 30, 2011. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, the non-executive Chairman of our Board of Directors, is the non-managing member of our investment adviser. BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

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

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2011, we issued a total of 133,519 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,356,750.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	RESERVED.

[Intentionally left blank]

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: August 5, 2011	By:	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: August 5, 2011	By:	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)