Form 10-Q
period 2011-09-30
TICC Capital Corp.
filed 2011-11-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 8, 2011 was 32,745,881.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	September 30, 2011	December 31, 2010

ASSETS

Non-affiliated/non-control investments (cost: $340,438,614 @ 9/30/11; $207,854,154 @ 12/31/10)	$344,985,578	$229,385,715
Control investments (cost: $17,513,698 @ 9/30/11; $18,346,533 @ 12/31/10)	17,250,000	18,150,000

Total investments at fair value	362,235,578	247,535,715

Cash and cash equivalents	6,979,277	68,780,866
Restricted cash	46,216,337	—
Deferred debt issuance costs	2,972,124	—
Interest receivable	2,146,883	1,488,984
Other assets	135,692	94,518

Total assets	$420,685,891	$317,900,083

LIABILITIES
Notes payable, net of discount	$99,670,616	$—
Accrued interest payable	383,273	—
Investment advisory fee payable to affiliate	2,398,520	1,760,896
Accrued capital gains incentive fee to affiliate	873,288	—
Securities purchased not settled	10,947,626	1,837,500
Accrued expenses	611,499	184,146

Total liabilities	114,884,822	3,782,542

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 32,745,881 and 31,886,367 issued and outstanding, respectively	327,459	318,864
Capital in excess of par value	376,605,805	369,163,104
Net unrealized appreciation on investments	4,283,266	21,335,028
Accumulated net realized losses on investments	(71,831,508)	(74,545,034)
Distributions in excess of investment income	(3,583,953)	(2,154,421)

Total net assets	305,801,069	314,117,541

Total liabilities and net assets	$420,685,891	$317,900,083

Net asset value per common share	$9.34	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity (11)	$—	$2,200,000	$3,950,000

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5)(10) (10.00%, due March 25, 2015)	7,559,523	7,421,615	7,572,148

AKQA, Inc.	advertising	senior secured notes (4)(6)(10) (4.90%, due March 20, 2013)	7,763,996	7,763,996	7,608,716

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes (4)(5)(6) (9.84%, due September 11, 2013)	14,650,000	14,513,698	14,650,000
		common stock	—	3,000,000	2,600,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes (4)(5) (11.75%, due December 31, 2013)	23,401,906	20,844,695	23,986,954

Anchor Glass Container Corporation	packaging and glass	senior secured notes (4)(10) (6.00%, due March 2, 2016)	4,957,465	4,957,465	4,898,620

Attachmate	enterprise software	senior secured notes (4)(5)(10) (6.50%, due April 27, 2017)	5,000,000	4,850,122	4,800,000

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes (4)(5)(11) (3.70%, due April 25, 2019)	4,574,757	2,285,199	2,504,679

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes (4)(6) (15.58%, due December 31, 2012)	1,975,000	1,975,000	1,975,000
		warrants to purchase common stock (7)	—	—	—

BNY Convergex	financial intermediaries	second lien senior secured notes (4)(10) (8.75%, due December 17, 2017)	1,875,000	1,852,545	1,862,494

Canaras CLO - 2007-1A E	structured finance	CLO secured notes (4)(5)(11) (4.70%, due June 19, 2021)	3,500,000	1,863,633	2,318,750

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes (11)	—	4,355,000	3,690,000

CHS/Community Health Systems, Inc.	healthcare	senior secured notes (4)(5)(6)(10) (3.82%, due July 25, 2014)	4,989,924	4,615,327	4,528,356

CIFC CLO - 2006-1A B2L	structured finance	CLO secured notes (4)(5)(11) (4.25%, due October 20, 2020)	3,247,284	1,656,784	2,005,036

Decision Resources, LLC	healthcare	first lien senior secured notes (4)(5)(10) (7.00%, due December 28, 2016)	4,962,500	4,900,768	4,801,219
		second lien senior secured notes (4)(5) (9.50%, due May 13, 2018)	5,333,333	5,282,115	5,280,000

Diversified Machine, Inc.	auto parts manufacturer	first lien senior secured notes (4)(5)(10) (10.50%, due October 28, 2015)	5,293,750	5,152,875	5,214,344

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes (4)(5)(6)(10) (5.50%, due June 27, 2017)	4,987,500	4,838,877	4,788,000

Emporia CLO 2007 3A E	structured finance	CLO secured notes (4)(5)(11) (3.95%, due April 23, 2021)	5,391,000	4,117,591	3,288,510

Flagship 2005-4A D	structured finance	CLO secured notes (4)(5)(11) (5.08%, due June 1, 2017)	2,612,988	1,617,216	1,816,027

Fusionstorm, Inc.	IT value-added reseller	subordinated notes (4)(5)(6) (11.74%, due February 28, 2013)	1,247,500	1,247,350	1,172,837
		warrants to purchase common stock (7)	—	725,000	578,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

GALE 2007-4A CLO	structured finance	CLO income notes (11)	—	1,965,000	1,950,000

GenuTec Business Solutions, Inc. services	interactive voice messaging	senior secured notes (4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,140,413	2,000,000
		convertible preferred stock (7)	—	1,500,000	—

Getty Images, Inc.	printing and publishing	senior secured notes (4)(5)(6)(10) (5.25%, due November 5, 2016)	5,000,000	4,938,728	4,953,150

Goodman Global, Inc.	building and development	senior secured notes (4)(5)(6)(10) (5.75%, due October 28, 2016)	4,860,748	4,774,529	4,796,975

GXS Worldwide Inc.	business services	senior secured notes (5)(10) (9.75%, due June 15, 2015)	8,000,000	7,901,468	7,590,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinates notes (11)	—	3,639,870	2,906,150

Harch 2005-2A BB CLO	structured finance	CDO secured notes (4)(5)(11) (5.25%, due October 22, 2017)	4,819,262	2,527,274	3,132,520

Hewetts Island CDO 2007 - 1RA E	structured finance	CDO secured notes (4)(5)(6)(11) (7.03%, due November 12, 2019)	3,132,057	1,871,257	2,349,043

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes (4)(5)(11) (6.02%, due August 9, 2017)	6,512,680	3,572,302	4,838,270

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes (4)(5)(11) (4.82%, due May 9, 2018)	7,897,268	5,521,165	5,044,775

HHI Holdings LLC	auto parts manufacturer	senior secured notes (4)(5)(10) (7.00%, due March 21, 2017)	4,477,500	4,459,036	4,253,625

Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes (4)(5)(11) (7.00%, due October 15, 2016)	2,244,290	1,356,438	1,829,096

Hyland Software, Inc.	enterprise software	senior secured notes (4)(5)(6)(10) (5.75%, due December 19, 2016)	2,992,462	2,932,971	2,882,728

Immucor, Inc.	healthcare	senior secured term B notes (4)(5)(10) (7.25%, due August 19, 2018)	4,500,000	4,339,582	4,426,875

InfoNXX Inc.	telecommunication services	second lien senior secured notes (4)(5)(10) (6.56%, due December 1, 2013)	7,000,000	6,657,109	6,300,000

Integra Telecomm, Inc.	telecommunication services	common stock (7)	—	1,712,397	1,202,561

Jersey Straits 2006-1A CLO LTD	structured finance	CLO income notes (11)	—	4,924,237	4,258,800

Landmark V CDO LTD	structured finance	CDO senior secured notes (4)(5)(6(11) (5.58%, due June 1, 2017)	3,646,669	2,204,862	2,463,689

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes (4)(5)(6)(11) (4.10%, due December 15, 2018)	2,828,018	1,549,004	1,564,460

Latitude III CLO 2007-3A	structured finance	CLO secured notes (4)(5)(11) (4.00%, due April 11, 2021)	4,000,000	1,909,016	2,360,000

Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes (4)(5)(6)(11) (2.15%, due November 1, 2017)	1,986,259	1,132,580	1,307,157

Lightpoint CLO 2007-8A	structured finance	CLO secured notes (4)(5)(11) (6.75%, due July 25, 2018)	5,000,000	2,853,980	3,750,000

Lightpoint CLO 2005-3X	structured finance	CLO income notes (11)	—	3,330,000	3,301,875

Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes (11)	—	1,562,500	1,470,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes (4)(5(11) (4.10%, due October 26, 2020)	3,322,992	1,881,189	2,043,640

Marlborough 2007-1A	structured finance	CLO income notes (11)	—	1,739,000	1,668,500

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes (4)(6)(10) (6.50%, due July 1, 2017)	3,990,000	3,990,000	3,950,100

Merrill Communications, LLC	printing and publishing	second lien senior secured notes (3)(4)(5)(10) (13.76%, due November 15, 2013)	6,180,301	6,136,606	5,832,659

MLM Holdings, Inc.	business services	senior secured notes (4)(5)(10) (7.00%, due December 1, 2016)	4,950,000	4,883,529	4,801,500

Nextag, Inc.	retail	senior secured notes (4)(5)(6)(10) (7.00%, due January 27, 2016)	10,908,333	10,267,701	10,090,208

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes (4)(5)(11) (4.75%, due June 27, 2022)	3,649,700	2,052,852	2,262,814

OCT11 2007-1A CLO	structured finance	CLO income notes (11)	—	2,434,162	2,227,500

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes (4)(5)(6)(10) (7.75%, due April 17, 2013)	2,619,225	2,480,879	2,566,841
		second lien senior secured notes (3)(5)(6) (13.00%, due April 15, 2014)	5,634,590	3,794,152	5,296,515
		common equity (7)	—	62,595	933,013
		preferred equity (7)	—	1,045,451	2,096,220

Petco, Inc.	retail	senior secured notes (4)(10) (4.50%, due November 24, 2017)	5,000,000	4,762,500	4,721,250

Phillips Plastics Corporation	healthcare	senior secured notes (4)(5)(6)(10) (7.25%, due February 12, 2017)	3,000,000	2,974,242	2,962,500

Power Tools, Inc.	software	senior secured notes (4)(5)(6) (12.00%, due May 16, 2014)	8,250,000	8,188,905	7,425,000
		warrants to purchase common stock (7)	—	350,000	200,000

Presidio IS Corp.	business services	senior secured notes (4)(6)(10) (7.25%, due March 31, 2017)	4,871,795	4,871,795	4,701,282

Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(11) (5.00%, due July 15, 2021)	2,834,633	2,157,263	1,743,299

Prospero CLO II BV	structured finance	CLO senior secured notes (4)(5(11) (4.20%, due October 20, 2022)	9,900,000	4,337,626	4,950,000

RBS Holding Company	printing and publishing	term B senior secured notes (4)(5)(10) (6.50%, due March 23, 2017)	4,975,000	4,928,511	4,427,750

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes (11)	—	3,412,500	2,835,000

RCN Cable	cable/satellite television	senior secured notes (4)(10) (6.50%, due August 26, 2016)	4,987,406	4,900,126	4,797,585

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes (11)	—	4,945,500	6,262,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

SEPTEMBER 30, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)

Securus Technologies	telecommunication services	second lien senior secured notes (4)(5)(10) (10.00%, due May 18, 2018)	5,400,000	5,295,487	5,265,000

Shearer’s Food Inc.	food products manufacturer	subordinated notes (3)(4)(5)(10) (15.50%, due March 31, 2016)	4,180,261	4,097,665	3,971,248

Shield Finance Co.	software	first lien term notes (4)(5)(10)(11) (7.75%, due June 15, 2016)	3,820,685	3,699,685	3,706,064

SkillSoft Corporation	business services	senior secured notes (4)(5)(6)(10) (6.50%, due May 26, 2017)	5,000,000	4,950,457	4,925,000

SonicWall, Inc.	software	first lien senior secured notes (4)(5)(10) (8.25%, due January 23, 2016)	1,226,613	1,192,557	1,220,480
		second lien senior secured notes (4)(5)(10) (12.00%, due January 23, 2017)	5,000,000	4,869,284	4,950,000

SourceHOV, LLC	business services	second lien senior secured notes (4)(5) (10.50%, due May 19, 2018)	8,000,000	7,652,812	7,055,040

Stratus Technologies, Inc.	computer hardware	first lien high yield notes (5)(10) (12.00%, due March 29, 2015)	9,753,000	9,059,389	9,753,000
		common equity (7)	—	377,928	—
		preferred equity (7)	—	186,622	410,844

Sunquest Information Systems, Inc.	healthcare	senior secured notes (4)(5)(6)(10) (6.25%, due December 16, 2016)	4,987,500	4,876,417	4,881,516

Syniverse	telecommunication services	senior secured notes (4)(5)(6)(10) (5.25%, due December 21, 2017)	3,989,950	3,841,261	3,920,126

Targus	business services	senior secured notes (4)(6)(10) (7.00%, due December 29, 2016)	4,668,853	4,668,853	4,598,820

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes (4)(5)(10) (9.75%, due June 9, 2017)	4,687,500	4,642,369	4,640,625

Unitek Global Services, Inc.	IT consulting	tranche B term loan (4)(5)(10) (9.00%, due April 15, 2018)	7,960,000	7,725,775	7,721,200

Vision Solutions, Inc	software	second lien senior secured notes (4)(5)(10) (9.50%, due July 23, 2017)	10,000,000	9,906,078	9,600,000

Total Investments				$357,952,312	$362,235,578

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at September 30, 2011, investments at fair value are categorized as follows: senior secured notes (86.0%), subordinated notes (1.7%), CLO debt (16.9%), CLO equity (11.3%), common stock (1.5%), preferred shares (0.8%) and warrants to purchase equity securities (0.2%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,248,799; aggregate gross unrealized depreciation for federal income tax purposes is $28,858,203. Net unrealized depreciation is $10,609,404 based upon a tax cost basis of $372,844,982.
(10)	All or a portion of this investment is pledged as collateral under the debt securitization financing through TICC CLO LLC.
(11)	Investment is not a qualified asset as defined under Section 55(a) of the 1940 Act.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity	—	$2,200,000	$2,850,000
Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(6) (11.00%, due August 27, 2014)	$8,847,171	8,700,153	8,858,230
AKQA, Inc.	advertising	senior secured notes (4)(6) (4.96%, due March 20, 2013)	7,865,342	7,865,342	7,857,477
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes (4)(5)(6) (9.84%, due September 11, 2013)	15,550,000	15,346,533	15,550,000
		common stock	—	3,000,000	2,600,000
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes (4)(5) (11.75%, due December 31, 2013)	23,401,906	20,059,705	21,763,773
Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes (4)(5) (3.73%, due April 25, 2019)	3,659,805	1,702,855	2,049,491
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes (4)(6) (15.58%, due December 31, 2011)	2,425,000	2,425,000	2,425,000
		warrants to purchase common stock (7)	—	—	—
Birch Communications, Inc.	telecommunication services	senior secured notes (4) (15.00%, due June 21, 2015)	5,000,000	5,000,000	5,000,000
BNY Convergex	financial intermediaries	second lien senior secured notes (4) (8.75%, due December 17, 2017)	1,875,000	1,837,500	1,837,500
Canaras CLO—2007-1A E	structured finance	CLO secured notes (4)(5) (4.65%, due June 19, 2021)	3,500,000	1,804,206	2,660,000
CIFC CLO—2006-1A B2L	structured finance	CLO secured notes (4)(5) (4.29%, due October 20, 2020)	3,247,284	1,593,673	2,273,099
Decision Resources, LLC	healthcare	first lien senior secured notes (4)(5) (7.75%, due December 28, 2016)	4,500,000	4,432,525	4,432,500
Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes (4)(5)(6) (4.29%, due July 25, 2018)	1,831,690	934,388	1,373,768
Diversified Machine, Inc.	auto parts manufacturer	first lien senior secured notes (4)(5) (10.50%, due October 28, 2015)	5,500,000	5,339,007	5,335,000
Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes (4)(5)(6) (9.50%, due August 31, 2014)	4,468,750	4,371,448	4,424,063
Fairway Group Acquisition Company	grocery	first lien senior secured notes (4)(5) (12.00%, due October 1, 2014)	4,950,008	4,832,815	4,956,196
Flagship 2005-4A D	structured finance	CLO secured notes (4)(5) (5.05%, due June 1, 2017)	2,612,988	1,538,260	1,959,741
Fusionstorm, Inc.	IT value-added reseller	subordinated notes (4)(5)(6) (11.74%, due February 28, 2013)	1,922,500	1,903,984	1,840,794
		warrants to purchase common stock (7)	—	725,000	150,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

COMPANY (1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE (2)

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes (4)(5)(7) (0.0%, due October 30, 2014)	$3,476,000	$3,079,396	$2,000,000
		convertible preferred stock (7)	—	1,500,000	—
GXS Worldwide Inc.	business software	senior secured notes (5) (9.75%, due June 15, 2015)	8,000,000	7,885,499	7,900,000
Harch CLO II LTD 2005-2a e	structured finance	CDO secured notes (4)(5) (5.29%, due October 22, 2017)	4,819,262	2,382,248	3,325,290
Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes (4)(5)(6) (7.04%, due November 12, 2019)	3,193,918	1,859,658	2,746,769
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes (4)(5) (6.04%, due August 9, 2017)	6,640,478	3,503,885	5,578,002
Hewetts Island CDO IV 2006-4X E BB	structured finance	CDO secured notes (4)(5) (4.84%, due May 9, 2018)	3,251,816	1,491,511	2,438,862
HHI Holdings LLC	auto parts manufacturer	senior secured notes (4)(5) (10.50%, due March 30, 2015)	3,381,236	3,292,190	3,415,049
Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes (4)(5) (7.04%, due October 15, 2016)	2,244,290	1,283,620	1,907,647
Hyland Software, Inc.	enterprise software	first lien senior secured notes (4)(5) (6.75%, due December 19, 2016)	3,818,182	3,780,029	3,822,955
Integra Telecomm, Inc.	telecommunication services	common stock (7)	—	1,712,397	3,115,022
Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes (4)(5)(6) (10.75%, due February 16, 2014)	3,899,005	3,683,115	3,899,005
Landmark V CDO LTD	structured finance	CDO senior secured notes (4)(5)(6) (5.55%, due June 1, 2017)	3,722,086	2,153,441	2,887,222
Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes (4)(5)(6) (4.05%, due December 15, 2018)	2,828,018	1,475,855	1,630,635
Latitude III CLO 2007-3A	structured finance	CLO secured notes (4)(5) (4.04%, due April 11, 2021)	4,000,000	1,834,131	2,200,000
Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes (4)(5)(6) (2.19%, due November 1, 2017)	2,371,953	1,283,845	1,470,611
Lightpoint CLO 2007-8a	structured finance	CLO secured notes (4)(5) (6.79%, due July 25, 2018)	5,000,000	2,738,631	4,500,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes (4)(5) (4.14%, due October 26, 2020)	3,322,992	1,818,151	2,359,324
MLM Holdings, Inc.	business services	senior secured notes (4)(5) (7.00%, due December 1, 2016)	4,987,500	4,913,231	4,912,688

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2010

COMPANY (1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE (2)
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes (4)(5) (4.79%, due June 27, 2022)	$3,649,700	$1,974,935	$2,737,275
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes (4)(5)(6) (7.75%, due April 17, 2013)	2,950,461	2,722,247	2,768,506
		second lien senior secured notes (3)(5)(6) (13.00%, due April 15, 2014)	5,290,695	3,153,479	4,936,219
		common equity (7)	—	62,595	112,238
		preferred equity (7)	—	657,247	1,530,949
Power Tools, Inc.	software	senior secured notes (4)(5)(6) (12.00%, due May 16, 2014)	9,000,000	8,912,088	8,235,000
		warrants to purchase common stock (7)		350,000	370,000
Presidio Inc.	business services	first lien senior secured notes (4)(5) (7.50%, due December 16, 2015)	9,375,000	9,141,699	9,140,625
Prodigy Health Group	healthcare	second lien senior secured notes (4)(5) (8.27%, due November 29, 2013)	3,013,333	2,153,283	2,968,133
Prospero II-XD BB CLO	structured finance	CLO senior secured notes (4)(5) (4.24%, due October 20, 2022)	9,900,000	4,191,843	6,336,000
QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes (4)(5)(6) (8.25%, due August 10, 2014)	5,488,999	5,150,835	5,205,381
Sargas CLO 2006 -1A	structured finance	CLO subordinated notes	—	4,945,500	6,060,000
Shearer’s Food Inc.	food products manufacturer	subordinated notes (3)(4)(5) (15.50%, due March 31, 2016)	4,071,049	3,979,305	4,111,759
Shield Finance Co.	software	first lien term notes (4)(5)(6) (7.75%, due June 15, 2016)	5,910,000	5,681,659	5,880,450
SonicWall, Inc.	software	first lien senior secured notes (4)(5) (8.25%, due January 23, 2016)	1,794,355	1,743,235	1,803,327
		second lien senior secured notes (4)(5) (12.00%, due January 23, 2017)	5,000,000	4,856,725	5,000,000
Stratus Technologies, Inc.	computer hardware	first lien high yield notes (5) (12.00%, due March 29, 2015)	10,000,000	9,175,912	9,885,000
		common equity (7)	—	377,928	—
		preferred equity (7)	—	186,622	431,480
U.S. Telepacific Corp.	telecommunication services	senior secured notes (4)(5) (9.25%, due August 4, 2011)	3,970,000	3,946,073	4,000,410
Vision Solutions, Inc	software	senior secured notes (4)(5) (7.75%, due July 23, 2016)	5,775,000	5,554,250	5,717,250

Total Investments				$226,200,687	$247,535,715

(Continued on next page)

See Accompanying Notes.

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Investment includes payment-in-kind interest.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at December 31, 2010, investments at fair value are categorized as follows: senior secured notes (55.4%), subordinated notes (1.9%), CLO debt (16.1%), CLO equity (2.8%), common stock (1.9%), preferred shares (0.6%) and warrants to purchase equity securities (0.2%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $26,128,474; aggregate gross unrealized depreciation for federal income tax purposes is $19,686,116. Net unrealized appreciation is $6,442,358 based upon a tax cost basis of $241,093,357.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$7,435,546	$7,593,456	$21,198,270	$19,687,039
Distributions from securitization vehicles and equity investments	3,196,002	959,268	9,079,259	2,669,755
Commitment, amendment fee income and other income	60,953	102,693	506,972	579,997

Total investment income from non-affiliated/non-control investments	10,692,501	8,655,417	30,784,501	22,936,791

From control investments:
Interest income - debt investments	392,449	425,701	1,194,871	1,430,970

Total investment income	11,084,950	9,081,118	31,979,372	24,367,761

EXPENSES
Compensation expense	217,639	244,039	713,491	723,235
Investment advisory fees	1,942,657	1,228,000	5,218,773	3,686,845
Professional fees	386,087	336,506	847,301	787,854
Interest expense and other debt financing expenses	434,283	—	434,283	—
General and administrative	185,833	187,356	760,576	603,173

Total expenses before incentive fees	3,166,499	1,995,901	7,974,424	5,801,107

Net investment income incentive fees	455,864	482,056	1,444,415	999,829
Capital gains incentive fees	(4,153,198)	—	873,288

Total incentive fees	(3,697,334)	482,056	2,317,703	999,829

Total expenses	(530,835)	2,477,957	10,292,127	6,800,936

Net investment income	11,615,785	6,603,161	21,687,245	17,566,825

Net change in unrealized appreciation on investments	(20,114,242)	4,972,601	(17,051,762)	51,564,482

Net realized gains (losses) on investments	83,178	867,060	2,713,526	(29,102,683)

Net (decrease) increase in net assets resulting from operations	$(8,415,279)	$12,442,822	$7,349,009	$40,028,624

Net increase in net assets resulting from net investment income per common share:

Basic and diluted	$0.36	$0.25	$0.67	$0.65

Net (decrease) increase in net assets resulting from operations per common share:

Basic and diluted	$(0.26)	$0.46	$0.23	$1.49
Weighted average shares of common stock outstanding:
Basic and diluted	32,672,294	26,932,960	32,327,163	26,874,575

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

Increase in net assets from operations:
Net investment income	$21,687,245	$24,243,497
Net realized gains (losses) on investments	2,713,526	(42,132,660)

Net change in unrealized appreciation on investments	(17,051,762)	81,836,604

Net increase in net assets resulting from operations	7,349,009	63,947,441

Distributions to shareholders	(23,990,065)	(22,959,856)

Capital share transactions:
Issuance of common stock (net of offering costs of $318,630 and $2,817,408, respectively)	6,360,019	46,859,868
Reinvestment of dividends	1,964,565	2,178,093

Net increase in net assets from capital share transactions	8,324,584	49,037,961

Total (decrease) increase in net assets	(8,316,472)	90,025,546
Net assets at beginning of period	314,117,541	224,091,995

Net assets at end of period (including over distributed net investment income of $3,583,953 and $2,154,421), respectively)	$305,801,069	$314,117,541

Capital share activity:
Shares sold	651,599	4,834,651
Shares issued from reinvestment of dividends	207,915	238,500

Net increase in capital share activity	859,514	5,073,151

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$7,349,009	$40,028,624
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(3,691,433)	(4,207,454)
Increase in investments due to PIK	(952,594)	(356,562)
Purchases of investments	(203,123,442)	(99,026,012)
Repayments of principal and reductions to investment cost value	79,432,400	42,038,804
Proceeds from the sale of investments	8,407,096	47,311,196
Net realized (gains) losses on investments	(2,713,526)	29,102,683
Net change in unrealized appreciation on investments	17,051,762	(51,564,482)
Amortization of discount on notes payable and deferred debt issuance costs	51,010	—
Increase in interest receivable	(657,899)	(1,442,857)
(Increase) decrease in other assets	(41,174)	149,269
Increase in accrued interest payable	383,273	—
Increase in investment advisory fee payable	637,624	590,512
Increase in accrued capital gains incentive fee	873,288	—
Increase in accrued expenses	427,353	384,763

Net cash (used) provided by operating activities	(96,567,253)	3,008,484

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(46,216,337)	—

Net cash used by investing activities	(46,216,337)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable (net of discount of $1,588,125)	99,661,875	—
Deferred debt issuance costs	(3,014,393)	—
Proceeds from the issuance of common stock	6,678,649	—
Offering expenses from the issuance of common stock	(318,630)	—
Distributions paid (net of stock issued under dividend reinvestment plan of $1,964,565 and $1,479,617, respectively)	(22,025,500)	(13,842,465)

Net cash provided (used) by financing activities	80,982,001	(13,842,465)

Net decrease in cash and cash equivalents	(61,801,589)	(10,833,981)

Cash and cash equivalents, beginning of period	68,780,866	23,972,885

Cash and cash equivalents, end of period	$6,979,277	$13,138,904

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,964,565	$1,479,617

SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$10,947,626	$—

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”).

Certain amounts have been reclassified in the 2010 financial statements to conform to the 2011 presentation.

NOTE 2. ORGANIZATION

TICC was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. TICC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, TICC has elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, principally by investing in the debt and/or equity securities of technology-related companies.

TICC’s investment activities are managed by TICC Management, LLC, (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC (“BDC Partners”) is the managing member of TICC Management and serves as the administrator of TICC.

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO LLC (the “Securitization Issuer” or “ TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), a direct subsidiary of TICC, and the notes are secured by the assets held by the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the Securitization Issuer. For further information on the securitization, see Note 4.

The Company consolidated the results of its subsidiaries, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC, in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO have received security interests in the assets owned by TICC CLO and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

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

In May 2011, the FASB issued an update to requirements relating to “ Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS .” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 with early adoption prohibited. We do not believe the adoption of this update will have a material impact on our financial statements.

The Company adopted ASC 820-10, Fair Value Measurements and Disclosure , which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has determined that due to the general illiquidity of the market for the Company’s investment portfolio, whereby little or no market data exists, all of the Company’s investments are based upon “Level 3” inputs as of September 30, 2011.

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

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which the Company derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, the Company analyzes the historical and projected financial results, as well as the nature and value of any collateral. The Company also uses industry valuation benchmarks and public market comparables. The Company also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and includes these events in the enterprise valuation process. The Company generally requires portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

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

Under the valuation procedures approved by the Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of the Company’s bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of the Company’s total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of the Company’s portfolio securities is based upon the grade assigned to each such security under the Company’s credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on the Company’s behalf, additional third party valuations with respect to both the Company’s bilateral portfolio securities and the Company’s syndicated loan investments. The Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	0.0	263.0	263.0
CLO Debt	0.0	0.0	51.6	51.6
CLO Equity	0.0	0.0	34.5	34.5
Subordinated Notes	0.0	0.0	5.1	5.1
Common Stock	0.0	0.0	4.7	4.7
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$0.0	$362.2	$362.2

A reconciliation of the fair value of investments for three months ending September 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at June 30, 2011	$200.0	$61.0	$33.1	$5.5	$5.8	$2.5	$0.9	$308.8
Realized Gains included in earnings	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.1
Unrealized appreciation included in earnings	(5.6)	(10.4)	(2.7)	(0.2)	(1.1)	0.0	(0.1)	(20.1)
Accretion of discount	0.8	0.5	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	76.4	0.5	4.1	0.0	0.0	0.0	0.0	81.0
Repayments and Sales (1)	(8.7)	0.0	0.0	(0.2)	0.0	0.0	0.0	(8.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2011	$263.0	$51.6	$34.5	$5.1	$4.7	$2.5	$0.8	$362.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(5.5)	$(10.4)	$(2.6)	$(0.2)	$(1.1)	$(0.1)	$(0.1)	$(20.0)

(1)	Includes PIK interest of approximately $147,000.

A reconciliation of the fair value of investments for nine months ending September 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Gains included in earnings	2.3	0.4	0.0	0.0	0.0	0.0	0.0	2.7
Unrealized appreciation included in earnings	(4.7)	(9.6)	(1.8)	(0.3)	(1.1)	0.2	0.3	(17.0)
Accretion of discount	2.2	1.5	0.0	0.0	0.0	0.0	0.0	3.7
Purchases	174.2	10.6	27.4	0.0	0.0	0.0	0.0	212.2
Repayments and Sales (1)	(84.9)	(1.7)	0.0	(0.6)	0.0	0.3	0.0	(86.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2011	$263.0	$51.6	$34.5	$5.1	$4.7	$2.5	$0.8	$362.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(2.8)	$(9.4)	$(1.6)	$(0.3)	$(1.1)	$0.2	$0.3	$(14.7)

(1)	Includes PIK interest of approximately $953,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales (1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

The following are the carrying values and fair values of the Company’s debt liabilities as of September 30, 2011. Fair value is based upon the bid price provided by the placement agent at the measurement date. There were no debt liabilities as of December 31, 2010.

	As of September 30, 2011 (in thousands)		As of December 31, 2010 (in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Class A Notes	$99,671	$97,706	$—	$—

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2011, the Company’s asset coverage for borrowed amounts was 415.5%.

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2011 consolidated statements of assets and liabilities. Holdings retained all of the subordinated notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The subordinated notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

During a period of up to three years from the closing date, all principal collections received on the underlying collateral may be used by the Securitization Issuer to purchase new collateral under the direction of TICC in its capacity as collateral manager of the Securitization Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the securitization for such three-year period. The Class A Notes are scheduled to mature on July 25, 2021.

The proceeds of the private placement of the Class A Notes, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, TICC entered into a master loan sale agreement with Holdings and the Securitization Issuer under which TICC agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the Securitization Issuer and to purchase or otherwise acquire subordinated notes issued by the Securitization Issuer. The Class A Notes are the secured obligations of the Securitization Issuer, and an indenture governing the Notes includes customary covenants and events of default.

TICC serves as collateral manager to the Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

As of September 30, 2011, there were 39 investments in portfolio companies with a total fair value of approximately $187,355,000, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period from closing until the effective date, the interest charged under the securitization is based on five-month LIBOR, which as of September 30, 2011 was 0.40%. For the three and nine months ended September 30, 2011, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.0%. For the three and nine months ended September 30, 2011, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $434,283. Cash paid for interest during the three and nine months ended September 30, 2011 was $0.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of September 30, 2011, the Company had deferred financing costs of $2,972,124. Discount on the Notes at the time of issuance totaled approximately $1,588,125. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the three and nine months ended September 30, 2011 was approximately $51,000. There was no amortization expense for the three and nine months ended September 30, 2010.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Numerator for basic and diluted income per share–net increase in net assets resulting from investment income	$11,615,785	$6,603,161	$21,687,245	$17,566,825

Numerator for basic and diluted income per share–net increase in net assets resulting from operations	$(8,415,279)	$12,442,822	$7,349,009	$40,0028,624

Denominator for basic and diluted income per share–weighted average shares	32,672,294	26,932,960	32,327,163	26,874,575

Basic and diluted net investment income per common share	$0.36	$0.25	$0.67	$0.65

Basic and diluted net increase in net assets resulting from operations per common share	$(0.26)	$0.46	$0.23	$1.49

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal, along with certain investment and administrative personnel of TICC Management, are invested.

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

For the quarters ended September 30, 2011 and 2010, TICC incurred investment advisory fees consisting of the base management fee of approximately $1,943,000 and $1,228,000, respectively; for the three quarters ended September 30, 2011 and 2010, TICC incurred investment advisory fees of approximately $5,219,000 and $3,687,000, respectively. The net investment income incentive fee payable to TICC Management for the third quarter of 2011 was approximately $456,000 compared to approximately $482,000 in the third quarter of 2010. The investment advisory fee payable, including the base management fee and the net investment income incentive fee, to TICC Management was approximately $2,399,000 and $1,710,000 at September 30, 2011 and 2010, respectively.

Due to significant net unrealized appreciation in our portfolio, we recorded a capital gains incentive fee expense of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of our portfolio on March 31, 2011. There was no such expense accrued for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains/losses and net unrealized appreciation/depreciation at the end of each period. For the quarters ending June 30, 2011 and September 30, 2011, TICC recorded unrealized depreciation of approximately $6.0 million and $20.1 million, respectively. As a result, the capital gains incentive fee liability was reduced by approximately $1.5 million and $4.1 million for the second and third quarters of 2011, respectively. For the three quarters of 2011, the capital gains incentive fee expense was approximately $0.9 million and there was no such expense for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense, and associated accrual, for the first quarter of 2011 as well as the aggregate $5.6 million reduction for the quarters ended June 30, 2011 and September 30, 2011 relate entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

Pursuant to the terms of its administration agreement with BDC Partners, for the quarters ended September 30, 2011 and 2010 respectively, TICC incurred approximately $218,000 and $244,000 in compensation expenses for employees allocated to the administrative activities of TICC; for the nine months ended September 30, 2011 and 2010, TICC incurred approximately $714,000 and $723,000, respectively, in such expenses, of which approximately $338,000 remained payable at the end of each respective quarter. TICC also incurred approximately $17,000 and $20,000 for reimbursement of facility costs for the three months ended September 30, 2011 and 2010, respectively; for the nine months ended September 30, 2011 and 2010, TICC incurred approximately $51,000 and $60,000 in facility costs of which amounts $6,000 and $0 remained payable at the end of each respective period.

NOTE 7. DIVIDENDS

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

On September 30, 2011, the Company paid a dividend of $0.25 per share. For the nine month period ended September 30, 2011, the Company distributed $0.74 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2011 was $9.34, and at December 31, 2010 was $9.85. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2011 and 2010, the Company recorded approximately $147,000 and $71,000 in PIK interest, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded approximately $953,000 and $357,000 in PIK interest, respectively.

In addition, the Company recorded discount income of approximately $1.3 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $3.7 million and $4.2 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended September 30, 2011 and 2010, respectively, the Company received no fee income for managerial assistance.

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company received approximately $3.2 million in such distributions during the quarter ended September 30, 2011, compared to approximately $1.0 million for the same period last year. The Company received distribution of approximately $9.1 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 11. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending September 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended September 30, 2011 (unaudited)	Three Months Ended September 30, 2010 (unaudited)	Nine Months Ended September 30, 2011 (unaudited)	Nine Months Ended September 30, 2010 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.85	$9.03	$9.85	$8.36

Net investment income (1)	0.36	0.25	0.67	0.65
Net realized and unrealized capital (losses) gains (2)	(0.62)	0.21	(0.44)	0.83

Total from investment operations	(0.26)	0.46	0.23	1.48

Total distributions (3)	(0.25)	(0.22)	(0.74)	(0.57)

Effect of shares issued, net of offering expenses	0.00	0.00	0.00	(0.00)

Net asset value at end of period	$9.34	$9.27	$9.34	$9.27

Per share market value at beginning of period	$9.60	$8.40	$11.21	$6.05
Per share market value at end of period	$8.17	$10.35	$8.17	$10.35
Total return (4)	(12.29%)	25.83%	(21.23%)	82.94%
Shares outstanding at end of period	32,745,881	26,989,408	32,745,881	26,989,408
Ratios/Supplemental Data
Net assets at end of period (000’s)	305,801	250,278	305,801	250,278
Average net assets (000’s)	326,988	244,873	321,174	237,008
Ratio of expenses to average net assets:
Expenses before incentive fees (5)	3.87%	3.26%	3.31%	3.27%
Net investment income incentive fees (5)	0.56%	0.79%	0.60%	0.56%
Capital gains incentive fees (5)	(5.08%)	0.00%	0.36%	0.00%

Total ratio of expenses to average net assets (5)	(0.65%)	4.05%	4.27%	3.83%

Ratio of net investment income to average net assets (5)	14.21%	10.79%	9.00%	9.88%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)

Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2011, none of the distributions for 2011 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.

(4)

Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	Annualized.

NOTE 12. CASH AND CASH EQUIVALENTS

At September 30, 2011 and December 31, 2010, respectively, cash and cash equivalents consisted of:

	September 30, 2011	December 31, 2010
Eurodollar Time Deposit (due 1/3/11)	$—	$68,513,869

Total Cash Equivalents	—	68,513,869

Cash	6,979,277	266,997
Restricted Cash	46,216,337	—

Cash and Cash Equivalents	$53,195,614	$68,780,866

Restricted cash, approximately $46.2 million at September 30, 2011, include amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for the Company’s debt securitization. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 13. COMMITMENTS

As of September 30, 2011, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 14. SUBSEQUENT EVENTS

On November 3, 2011, the Board of Directors declared a distribution of $0.25 per share for the fourth quarter, payable on December 30, 2011 to shareholders of record as of December 16, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except as otherwise specified, references to “TICC,” “we,” “us” and “our” refer to TICC Capital Corp. and references to the “Company” refer to TICC Capital Corp. together with its subsidiaries, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC.

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

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO LLC (the “Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), a direct subsidiary of TICC, and the notes are secured by the assets held by the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “Subordinated Notes”), and retained all the membership interests in the Securitization Issuer.

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

We expect that our investments will generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. As of September 30, 2011, our debt investments had stated interest rates of between 2.15% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 15 and 133 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.4% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended September 30, 2011, we recognized approximately $147,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $71,000 for the quarter ended September 30, 2010.

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

During the quarter ended September 30, 2011, we closed approximately $81.0 million in new portfolio investments. During the quarter ended September 30, 2011, we recognized a total of $9.0 million from principal repayments on debt investments. We realized net gains on investments during the quarter ended September 30, 2011 in the amount of approximately $83,000.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2011, we had net unrealized depreciation of approximately $20.1 million, comprised of $284,000 in gross unrealized appreciation, $20.3 million in gross unrealized depreciation and approximately $0.1 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2011 were as follows (in millions):

Unrealized
appreciation
Portfolio Company	(depreciation)
Vision Solutions, Inc.	$(0.4)
CIFC CLO - 2006-1A B2L	(0.4)
Ocean Trails CLO II 2007-2a-d	(0.4)
Hewetts Island CDO 2007 - 1RA E	(0.4)
Nextag, Inc.	(0.4)
Primus 2007 2X Class E CLO	(0.4)
GXS Worldwide Inc.	(0.4)
Canaras CLO Equity - 2007-1A, 1X	(0.4)
Latitude II CLO 2006 2A D	(0.4)
RBS Holding Company	(0.4)
Loomis Sayles CLO 2006-1AE	(0.5)
Pegasus Solutions, Inc.	(0.5)
Hewetts Island CDO III 2005-1A D	(0.5)
Jersey Straits 2006-1A CLO LTD	(0.5)
Avenue CLO V LTD 2007-5A D1	(0.5)
SourceHov, LLC	(0.6)
Lightpoint CLO 2007-8a	(0.6)
ACA CLO 2006-2, Limited	(0.6)
Latitude III CLO 2007-3A	(0.6)
Landmark V CDO LTD	(0.6)
Emporia CLO 2007 3A E	(0.7)
Harch 2005-2A BB CLO	(0.7)
Integra Telecomm, Inc.	(0.9)
Hewetts Island CDO IV 2006-4	(1.0)
Prospero CLO II BV	(2.0)
All other, net	(5.3)

Total	$(20.1)

For the quarter ended September 30, 2010, we recorded net realized gains on investments of approximately $867,000, which largely represent the gains associated with the repayment of our debt investments in Palm, Inc. (approximately $540,000) and the sale of our debt investments First Data Corporation (approximately $394,000) and X-Rite Incorporated (approximately $342,000). These gains were partially offset by the loss associated with our partial sale of our debt investment in SCS Holdings II, Inc. (approximately $612,000).

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

Portfolio Company	Unrealized appreciation (depreciation)

American Integration Technologies, LLC	$3.3
SCS Holdings II, Inc.	0.7
Landmark V CDO LTD	0.4
ACA CLO 2006-2, Limited	0.4
GXS Worldwide Inc.	0.4
First Data Corporation	(0.3)
Workflow Management, Inc.	(0.7)
Palm, Inc.	(0.5)
All other, net	1.3

Total	$5.0

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

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which continued through 2010. During 2011 we have seen significant price volatility for corporate loans, consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles, and have recently made a number of selective purchases in these markets.

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

We adopted ASC 820-10, Fair Value Measurements and Disclosure , which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs.

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

During the past several quarters, we have acquired a number of debt and equity positions in CLO investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, we consider the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board of Directors for its determination of fair value of these investments.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	0.0	263.0	263.0
CLO Debt	0.0	0.0	51.6	51.6
CLO Equity	0.0	0.0	34.5	34.5
Subordinated Notes	0.0	0.0	5.1	5.1
Common Stock	0.0	0.0	4.7	4.7
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$0.0	$362.2	$362.2

A reconciliation of the fair value of investments for three months ending September 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at June 30, 2011	$200.0	$61.0	$33.1	$5.5	$5.8	$2.5	$0.9	$308.8
Realized Gains included in earnings	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.1
Unrealized appreciation included in earnings	(5.6)	(10.4)	(2.7)	(0.2)	(1.1)	0.0	(0.1)	(20.1)
Accretion of discount	0.8	0.5	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	76.4	0.5	4.1	0.0	0.0	0.0	0.0	81.0
Repayments and Sales (1)	(8.7)	0.0	0.0	(0.2)	0.0	0.0	0.0	(8.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2011	$263.0	$51.6	$34.5	$5.1	$4.7	$2.5	$0.8	$362.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(5.5)	$(10.4)	$(2.6)	$(0.2)	$(1.1)	$(0.1)	$(0.1)	$(20.0)

(1)	Includes PIK interest of approximately $147,000.

A reconciliation of the fair value of investments for nine months ending September 30, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Gains included in earnings	2.3	0.4	0.0	0.0	0.0	0.0	0.0	2.7
Unrealized appreciation included in earnings	(4.7)	(9.6)	(1.8)	(0.3)	(1.1)	0.2	0.3	(17.0)
Accretion of discount	2.2	1.5	0.0	0.0	0.0	0.0	0.0	3.7
Purchases	174.2	10.6	27.4	0.0	0.0	0.0	0.0	212.2
Repayments and Sales (1)	(84.9)	(1.7)	0.0	(0.6)	0.0	0.3	0.0	(86.9)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2011	$263.0	$51.6	$34.5	$5.1	$4.7	$2.5	$0.8	$362.2

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(2.8)	$(9.4)	$(1.6)	$(0.3)	$(1.1)	$0.2	$0.3	$(14.7)

(1)	Includes PIK interest of approximately $953,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales (1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

The following are the carrying values and fair values of the Company’s debt liabilities as of September 30, 2011. Fair value is based upon the bid price provided by the placement agent at the measurement date. There were no debt liabilities as of December 31, 2010.

	As of September 30, 2011 (in thousands)		As of December 31, 2010 (in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Class A Notes	$99,671	$97,706	$—	$—

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $362.2 million and $247.5 million as of September 30, 2011 and December 31, 2010, respectively. The increase in investments during the nine month period was due to the deployment of cash of approximately $113.5 million, comprised of the purchases of portfolio investments of approximately $201.3 million and debt repayments and sales of securities of approximately $87.8 million, as well as by the fair value adjustments on our portfolio.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2011, we received proceeds of approximately $9.0 million resulting primarily from repayments and amortization payments on outstanding balances on our debt investments, whereas, for the year ended December 31, 2010, we had repayments and amortization payments of approximately $73.8 million. The repayments on our debt investments during the quarter ended September 30, 2011, largely consisted of repayment of our original investment in senior secured notes issued by Flexera Software ($4.4 million) as well as partial repayments on our investment in Airvana Network Solutions, Inc. ($1.3 million). During the quarter ended September 30, 2011, we did not sell any of our investments, where as for the year ended December 31, 2010, we recognized proceeds of approximately $54.8 million from the sales of securities.

As of September 30, 2011, we had investments in debt securities of, or loans to, 65 portfolio companies, with a fair value of approximately $319.7 million, and equity investments in 19 portfolio companies, with a fair value of approximately $42.5 million. As of December 31, 2010, we had investments in debt securities of, or loans to, 47 portfolio companies, with a fair value of approximately $230.3 million, and equity investments in 10 portfolio companies, with a fair value of approximately $17.2 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2011 and the year ended December 31, 2010 follows:

	September 30, 2011	December 31, 2010
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$247.5	$200.3
Portfolio Investments Acquired	212.2	129.8
Debt repayments	(79.4)	(73.8)
Sales of securities	(8.4)	(54.8)
Payment in Kind	0.9	0.7
Original Issue Discount	3.7	5.6
Net Unrealized (Depreciation) Appreciation	(17.0)	81.8
Net Realized Gains (Losses)	2.7	(42.1)

Ending Investment Portfolio	$362.2	$247.5

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2011	$81.0	$9.0	$0.0
June 30, 2011	30.6	12.6	0.0
March 31, 2011	100.6	57.8	8.4

Total	$212.2	$79.4	$8.4

December 31, 2010	$30.8	$31.8	$7.5
September 30, 2010	44.7	13.4	34.5
June 30, 2010	15.0	10.8	6.6
March 31, 2010	39.3	17.8	6.2

Total	$129.8	$73.8	$54.8

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$263.0	72.6%	$173.9	70.3%
CLO Debt	51.6	14.3%	50.4	20.4%
CLO Equity	34.5	9.5%	8.9	3.6%
Subordinated Notes	5.1	1.4%	6.0	2.4%
Common Stock	4.7	1.3%	5.8	2.3%
Preferred Shares	2.5	0.7%	2.0	0.8%
Warrants	0.8	0.2%	0.5	0.2%

Total	$362.2	100.0%	$247.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured finance	$86.1	23.8%	$59.3	24.0%
Software	44.3	12.2%	66.8	27.0%
Business services	33.7	9.3%	9.1	3.7%
Telecommunication services	28.9	8.0%	12.1	4.9%
Healthcare	26.9	7.4%	7.4	3.0%
Semiconductor capital equipment	24.0	6.6%	21.8	8.8%
Enterprise software	18.5	5.1%	13.2	5.3%
Printing and publishing	15.2	4.2%	5.2	2.1%
Retail	14.8	4.1%	0.0	0.0%
Computer hardware	10.2	2.8%	10.3	4.2%
IT consulting	9.7	2.7%	2.4	1.0%
Auto parts manufacturer	9.5	2.6%	8.8	3.5%
Advertising	7.6	2.1%	7.9	3.2%
Financial intermediaries	5.8	1.6%	1.8	0.7%
Packaging and glass	4.9	1.4%	0.0	0.0%
Cable/satellite television	4.8	1.3%	0.0	0.0%
Building and development	4.8	1.3%	0.0	0.0%
Education	4.8	1.3%	0.0	0.0%
Food products manufacturer	4.0	1.1%	4.1	1.6%
Interactive voice messaging services	2.0	0.6%	2.0	0.8%
IT value-added reseller	1.7	0.5%	2.0	0.8%
Grocery	0.0	0.0%	5.0	2.0%
Shipping & transportation	0.0	0.0%	4.4	1.8%
Retail food products	0.0	0.0%	3.9	1.6%

Total	$362.2	100.0%	$247.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2011 and December 31, 2010, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2011, and December 31, 2010, our debt investment portfolio was graded as follows:

		September 30, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$7.8	2.1%	$7.6	2.4%
2	Full repayment of principal and interest is expected.	280.7	78.1%	245.4	76.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	67.4	18.8%	64.7	20.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.0%	2.0	0.6%

		$359.4	100.0%	$319.7	100.0%

		December 31, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$11.8	4.6%	$11.8	5.1%
2	Full repayment of principal and interest is expected.	184.9	72.4%	163.0	70.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	55.1	21.6%	53.5	23.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.4%	2.0	0.9%

		$255.3	100.0%	$230.3	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2011 to the three months ended September 30, 2010.

Investment Income

As of September 30, 2011, our debt investments had stated interest rates of between 2.15% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 15 and 133 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.4% including GenuTec Business Solutions, Inc., compared to 13.8% as of September 30, 2010.

Investment income for the three months ended September 30, 2011 was approximately $11.1 million compared to approximately $9.1 million for the three months ended September 30, 2010. This increase was due largely to greater distributions from the equity interests in our securitization vehicle investments. For the three months ended September 30, 2011, investment income consisted of approximately $6.3 million in cash interest from portfolio investments, approximately $1.3 million in amortization of original issue and market discount, approximately $85,000 of discount income derived from unscheduled principal cash remittances at par on discounted securities, $3.2 million in distributions from securitized vehicles and approximately $147,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc.

For the three months ended September 30, 2011, other income of approximately $61,000 was recorded, compared to other income of approximately $103,000 for the same period in 2010. Other income consists primarily of non-recurring amendment fees earned in connection with existing portfolio investments.

Operating Expenses

Total expenses for the quarter ended September 30, 2011 were $(531,000), which includes a reduction of approximately $4.2 million to the capital gains incentive fee accrual.

Expenses before incentive fees, for the quarter ended September 30, 2011, were approximately $3.2 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $1.2 million from the quarter ended September 30, 2010, attributable primarily to higher investment advisory fees (consisting of the base management fee) and interest expenses associated with the senior notes issued under our collateralized loan obligation transaction. Expenses before incentive fees for the quarter ended September 30, 2010 were approximately $2.0 million.

The investment advisory fee for the third quarter of 2011 was approximately $1.9 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2010 was approximately $1.2 million. The increase of approximately $715,000 is due to an increase in average gross assets. At each of September 30, 2011 and December 31, 2010, respectively, approximately $2.4 million and $1.8 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the third quarter of 2011 was approximately $434,000, which was directly related to our debt securitization financing transaction. Senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the third quarter of 2011 was $383,000. Additionally, for the quarter ended September 30, 2011, the amortization of the discount on the issued notes was approximately $8,700 and amortization of deferred debt issuance costs was approximately $42,300.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $386,000 for the quarter ended September 30, 2011, compared to approximately $337,000 for the quarter ended September 30, 2010. This was the result of an increase in audit fees and legal services of approximately $98,000 and $15,000, respectively, partially offset by a decrease in valuation services of approximately $70,000 incurred during the quarter ended September 30, 2011.

Compensation expenses were approximately $218,000 for the quarter ended September 30, 2011, compared to approximately $244,000 for the quarter ended September 30, 2010, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountant, and other administrative support personnel. At September 30, 2011 and December 31, 2010, respectively, approximately $337,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $186,000 for the three months ended September 30, 2011 compared to approximately $187,000 for the same period in 2010. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the third quarter of 2011 was approximately $456,000 compared to $482,000 in the third quarter of 2010. The net investment income incentive fee is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

During the first quarter of 2011 we recorded significant net unrealized appreciation in our portfolio and, as a result, we recorded a capital gains incentive fee of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of our portfolio on March 31, 2011. There was no such fee accrued for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains/losses and net unrealized appreciation/depreciation at the end of each period. For the quarters ending June 30, 2011 and September 30, 2011, TICC recorded net unrealized depreciation of approximately $6.0 million and $20.1 million, respectively, and, as a result, the capital gains incentive fee liability was reduced by approximately $1.5 million and $4.1 million for the respective periods in 2011. For the nine months ended September 30, 2011, the capital gains incentive fee was approximately $873,000 and there was no such fee for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense accrual for the first quarter of 2011, as well as the aggregate $5.6 million reduction for the quarters ended June 30, 2011 and September 30, 2011, relate entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2011, we recorded net realized gains on investments of approximately $83,000, which represents the gain on the repayment of our investment in Flexera Software.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2011, we had net unrealized depreciation of approximately $20.1 million, comprised of $0.3 million in gross unrealized appreciation, $20.3 million in gross unrealized depreciation and approximately $0.1 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2011 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Vision Solutions, Inc	$(0.4)
CIFC CLO - 2006-1A B2L	(0.4)
Ocean Trails CLO II 2007-2a-d	(0.4)
Hewetts Island CDO 2007 - 1RA E	(0.4)
Nextag, Inc	(0.4)
Primus 2007 2X Class E CLO	(0.4)
GXS Worldwide Inc	(0.4)
Canaras CLO Equity - 2007-1A, 1X	(0.4)
Latitude II CLO 2006 2A D	(0.4)
RBS Holding Company	(0.4)
Loomis Sayles CLO 2006-1AE	(0.5)
Pegasus Solutions, Inc	(0.5)
Hewetts Island CDO III 2005-1A D	(0.5)
Jersey Straits 2006-1A CLO LTD	(0.5)
Avenue CLO V LTD 2007-5A D1	(0.5)
SourceHov, LLC	(0.6)
Lightpoint CLO 2007-8a	(0.6)
ACA CLO 2006-2, Limited	(0.6)
Latitude III CLO 2007-3A	(0.6)
Landmark V CDO LTD	(0.6)
Emporia CLO 2007 3A E	(0.7)
Harch 2005-2A BB CLO	(0.7)
Integra Telecomm, Inc	(0.9)
Hewetts Island CDO IV 2006-4	(1.0)
Prospero CLO II BV	(2.0)
Net all other	(5.3)

Total	$(20.1)

For the quarter ended September 30, 2010, we recorded net realized gains on investments of approximately $867,000, which largely represent the gains associated with the repayment of our debt investments in Palm, Inc. (approximately $540,000) and the sale of our debt investments First Data Corporation (approximately $394,000) and X-Rite Incorporated (approximately $342,000). These gains were partially offset by the loss associated with our partial sale of our debt investment in SCS Holdings II, Inc. (approximately $612,000).

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

Portfolio Company	Unrealized appreciation (depreciation)

American Integration Technologies, LLC	$3.3
SCS Holdings II, Inc	0.7
Landmark V CDO LTD	0.4
ACA CLO 2006-2, Limited	0.4
GXS Worldwide Inc	0.4
First Data Corporation	(0.3)

Portfolio Company	Unrealized appreciation (depreciation)
Workflow Management, Inc	(0.7)
Palm, Inc	(0.5)
All other, net	1.3

Total	$5.0

Please see “—Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended September 30, 2011 and 2010 was $11.6 million and $6.6 million, respectively. This increase was due largely to increased distributions from the equity interests in our securitization vehicle investments and the accrual reduction for the capital gains incentive fee.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $4.1 million, net investment income for the quarter ended September 30, 2011 was approximately $7.5 million compared to approximately $6.6 million for the same period in 2010.

Based on a weighted-average of 32,672,294 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended September 30, 2011 was approximately $0.36 for basic and diluted, compared to approximately $0.25 per share for the same period in 2010. Excluding the impact of the accrued capital gains incentive fee reduction, the net increase in net assets resulting from core net investment income per common share would have been $0.23, basic and diluted, compared to $0.25 per share for the same period in 2010.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $8.4 million for the quarter ended September 30, 2011, compared to a net increase of approximately $12.4 million for the comparable period in 2010. This decrease was attributable directly to greater net unrealized depreciation on investments and lower realized gains partially offset by the impact of the reduction of the capital gains incentive fee accrual.

Based on a weighted-average of 32,672,294 shares outstanding (basic and diluted), the net decrease in net assets resulting from operations per common share for the quarter ended September 30, 2011 was approximately $0.26 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.46 per share for the same period in 2010.

Excluding the impact of the accrued capital gains incentive fee reduction, the core net decrease in net assets resulting from operations per common share would have been $0.39, basic and diluted, compared to an increase of $0.46 per share for the same period in 2010.

Please see “—Portfolio Grading” above for more information.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2011 to the nine months ended September 30, 2010.

Investment Income

As of September 30, 2011, our debt investments had stated interest rates of between 2.15% and 15.58% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 15 and 133 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.4% including GenuTec Business Solutions, Inc., compared to 13.8% as of September 30, 2010.

Investment income for the nine months ended September 30, 2011 was approximately $32.0 million compared to approximately $24.4 million for the nine months ended September 30, 2010. This increase was due largely to greater distributions from the equity interests in our securitization vehicle investments, an increase in the principal value of income producing investments and a greater return on our investment portfolio due to market discounts on new debt investments. The total principal value of income producing investments for the period ending September 30, 2011 and 2010 was approximately $359.4 million and $260.2 million, respectively. For the nine months ended September 30, 2011, investment income consisted of approximately $17.3 million in cash interest from portfolio investments, approximately $3.7 million in amortization of original issue and market discount, approximately $461,000 of discount income derived from unscheduled principal cash remittances at par on discounted securities, $9.1 million in distributions from securitized vehicles and approximately $953,000 of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc.

For the nine months ended September 30, 2011, fee income of approximately $507,000 was recorded, compared to fee income of approximately $580,000 for the same period in 2010. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the nine months ended September 30, 2011 were $10.3 million, which includes an accrual of approximately $873,000 for a capital gains incentive fee.

Expenses before incentive fees, for the nine months ended September 30, 2011 were approximately $8.0 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $2.2 million from the comparable period in 2010, attributable primarily to higher investment advisory fees (consisting of the base management fee) and interest expense and other debt financing expenses associated with the senior notes issued under our debt securitization financing transaction. Expenses before incentive fees for the nine months ended September 30, 2010 were approximately $5.8 million.

The investment advisory fee for the nine months ended September 30, 2011 was approximately $5.2 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2010 was approximately $3.7 million. The increase of approximately $1.5 million is due to an increase in average gross assets. At each of September 30, 2011 and December 31, 2010, respectively, approximately $2.4 million and $1.8 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the nine months ended September 30, 2011 was approximately $434,000, which was directly related to our debt securitization financing transaction. Senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the nine months ended September 30, 2011 was $383,000. Additionally, for the nine months ended September 30, 2011, the amortization of the discount on the issued notes was approximately $8,700 and amortization of deferred debt issuance costs was approximately $42,300.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $847,000 for the nine months ended September 30, 2011, compared to approximately $788,000 for the same period in 2010. This was the result of an increase in audit fees of approximately $137,000 and legal fees of approximately $34,000, partially offset by a decrease in valuations services of approximately $95,000 and consulting expenses of $12,000 incurred during the nine months ended September 30, 2011.

Compensation expenses were approximately $713,000 for the nine months ended September 30, 2011, compared to approximately $723,000 for the nine months ended September 30, 2010, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountant, and other administrative support personnel. At September 30, 2011 and December 31, 2010, respectively, approximately $337,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $761,000 for the nine months ended September 30, 2011 compared to approximately $603,000 for the same period in 2010. This increase was due largely to costs associated with regulatory filing fees, proxy materials, listing fees and directors’ fees. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the nine months ended September 30, 2011 was approximately $1.4 million compared to $1.0 million for the same period in 2010. The net investment income incentive fee is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

During the first quarter of 2011 we recorded significant net unrealized appreciation in our portfolio and, as a result, we recorded a capital gains incentive fee of approximately $6.5 million for the quarter ended March 31, 2011 based on a hypothetical liquidation of our portfolio on March 31, 2011. There was no such fee accrued for the same period in 2010. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized gains/losses and net unrealized appreciation/depreciation at the end of each period. For the quarters ending June 30, 2011 and September 30, 2011, TICC recorded net unrealized depreciation of approximately $6.0 million and $20.1 million, respectively, and, as a result, the capital gains incentive fee liability was reduced by approximately $1.5 million and $4.1 million for the respective periods in 2011. For the nine months ended September 30, 2011, the capital gains incentive fee was approximately $873,000 and there was no such fee for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $6.5 million capital gains incentive fee expense accrual for the first quarter of 2011, as well as the aggregate $5.6 million reduction for the quarters ended June 30, 2011 and September 30, 2011, relate entirely to the hypothetical liquidation calculation. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

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

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2011, we recorded net realized gains on investments of approximately $2.7 million, which largely represents relatively small gains on several different investments including the realized gains on the repayment of our investment in Prodigy Health Group ($0.7 million) and the sale of our investment in Del Mar CLO I Ltd. 2006-1 ($0.4 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2011, we had net unrealized losses of approximately $17.1 million, comprised of $18.2 million in gross unrealized appreciation, $32.9 million in gross unrealized depreciation and approximately $2.4 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2011 were as follows (in millions):

Portfolio Company	YTD Unrealized appreciation (depreciation)
American Integration Technologies, LLC	1.7
ACA CLO 2006-2, Limited	1.1
Pegasus Solutions, Inc. common stock	1.0
Fusionstorm, Inc.	0.5
Sargas CLO 2006 -1A	0.5
Pegasus Solutions, Inc. preferred equity	0.4
Vision Solutions, Inc.	(0.4)
CIFC CLO - 2006-1A B2L	(0.4)
Hewetts Island CDO 2007 - 1RA E	(0.4)
Nextag, Inc.	(0.4)
Harbourview - 2006A CLO Equity	(0.4)
Primus 2007 2X Class E CLO	(0.4)
GXS Worldwide Inc.	(0.4)
Canaras CLO Equity - 2007-1A, 1X	(0.4)
Del Mar CLO I Ltd. 2006-1	(0.4)
RBS Holding Company	(0.4)
Loomis Sayles CLO 2006-1AE	(0.5)
Pegasus Solutions, Inc.	(0.5)
Jersey Straits 2006-1A CLO LTD	(0.5)
SourceHov, LLC	(0.6)
Emporia CLO 2007 3A E	(0.7)
Ocean Trails CLO II 2007-2a-d	(0.7)
Prodigy Health Group	(0.8)
Lightpoint CLO 2007-8a	(0.9)
Hewetts Island CDO III 2005-1A D	(1.0)
Prospero CLO II BV	(1.3)
Hewetts Island CDO IV 2006-4	(1.6)
Integra Telecomm, Inc.	(1.9)
Net all other	(7.3)

Total	$(17.1)

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

Portfolio Company	Unrealized appreciation (depreciation)
The CAPS Group	$22.9
American Integration Technologies, LLC	13.7
Box Services, LLC	7.8
SCS Holdings II, Inc.	1.9

Portfolio Company	Unrealized appreciation (depreciation)
Pegasus Solutions, Inc.	1.8
Palm, Inc.	1.1
Algorithmic Implementations, Inc.	0.9
Pegasus Solutions, Inc. preferred equity	0.8
Stratus Technologies, Inc. high yield notes	0.8
Power Tools, Inc.	0.8
Fusionstorm, Inc.	0.8
Questia Media, Inc.	0.6
Hyland Software, Inc.	0.5
ACA CLO 2006-2, Limited	0.5
Landmark V CDO LTD	0.4
Lightpoint CLO 2007-8a	0.4
Integra Telecomm, Inc.	(0.5)
Cavtel Holdings, LLC	(0.5)
First Data Corporation	(0.7)
Stratus Technologies, Inc. senior secured notes	(0.7)
Sargas CLO 2006-1A	(0.9)
Workflow Management, Inc.	(0.9)
WAICCS Las Vegas, LLC	(1.5)
All other, net	1.6

Total	$51.6

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2011 and 2010 was $21.7 million and $17.6 million, respectively. This increase was due largely to greater distributions from the equity interests in our securitization vehicle investments, an increase in the principal value of income producing investments and a greater return on our investment portfolio due to market discounts on new debt investments. This increase was partially offset by the accrual of a capital gains incentive fee recorded for the nine month period ended September 30, 2011.

Excluding the impact of the capital gains incentive fee accrual of approximately $873,000, core net investment income would have increased from $17.6 million to $22.6 million over the same period in the prior year.

Based on a weighted-average of 32,327,163 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the nine months ended September 30, 2011 was approximately $0.67 for basic and diluted, compared to approximately $0.65 per share for the same period in 2010. Excluding the impact of the capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.70, basic and diluted, compared to $0.65 per share for the same period in 2010.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $7.3 million for the nine months ended September 30, 2011, compared to a net increase of approximately $40.0 million for the comparable period in 2010. This decrease was attributable directly to increased net unrealized depreciation on investments, partially offset by greater net realized gains.

Based on a weighted-average of 32,327,163 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the nine months ended September 30, 2011 was approximately $0.23 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $1.49 per share for the same period in 2010. Excluding the impact of the capital gains incentive fee reduction, the core net increase in net assets resulting from operations per common share would have been $0.25, basic and diluted, compared to $1.49 per share for the same period in 2010.

Please see “—Portfolio Grading” above for more information.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets, and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. The Company’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income excluding our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee. As the capital gains incentive fee is based on a hypothetical event that did not occur, we believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the capital gains incentive fee is not a currently tax deductible expense and as the RIC requirements are to distribute taxable earnings, the core net investment income provides an indication of taxable income for the year to date.

The following table provides a reconciliation of net investment income to core net investment income (for the three and nine months ended September 30, 2011):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$11,615,785	$0.36	$21,687,245	$0.67
Capital gains incentive fee	(4,153,198)	(0.13)	873,288	0.03

Core net investment income	$7,462,587	$0.23	$22,560,533	$0.70

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and nine months ended September 30, 2011):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net (decrease) increase in net assets resulting from operations	$(8,415,279)	$(0.26)	$7,349,009	$0.22
Capital gains incentive fee	(4,153,198)	(0.13)	873,288	0.03

Core net (decrease) increase in net assets resulting from operations	$(12,568,477)	$(0.39)	$8,222,297	$0.25

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	2011		2010
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Ratio of core net investment income to average net assets, for the three and nine month periods ended September 30, 2011 and 2010, respectively	9.13%	9.36%	10.79%	9.88%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and nine month periods ended September 30, 2011 and 2010, respectively.

	2011		2010
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Ratio of net investment income to average net assets	14.21%	9.00%	10.79%	9.88%
Ratio of capital gain incentive fee to average net assets	(5.08%)	0.36%	—	—

Ratio of core net investment income to average net assets	9.13%	9.36%	10.79%	9.88%

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2011, cash and cash equivalents decreased from approximately $68.8 million at the beginning of the period to approximately $7.0 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $96.6 million, largely reflecting purchases of new investments of approximately $203.0 million offset by proceeds from principal repayments and sales of investments of approximately $87.8 million. Net cash used by investing activities reflects the restriction on cash raised in the debt securitization transaction. During the period, net cash provided by financing activities was approximately $81.0 million reflecting primarily the net proceeds of approximately $99.7 million borrowed under the debt securitization financing transaction partially offset by the distribution of dividends.

“At-the-Market” Share Issuance Plan

During the nine months ended September 30, 2011, we sold 651,599 shares of our common stock pursuant to an “at-the-market” share issuance plan. Wells Fargo Securities, LLC acted as the sales agent for the “at-the-market” share issuance plan. The total amount of capital raised under these issuances was approximately $6.7 million and net proceeds were approximately $6.4 million, after deducting underwriters’ discounts and offering expenses. We have used, and will continue to use, the net proceeds from these offerings for investing in debt or equity securities, and other general corporate purposes, including working capital requirements.

Share Repurchase Program

On July 30, 2009, the Board of Directors authorized a share repurchase program which provides for the purchase of up to $10 million worth of shares to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. There were no share repurchases during the nine months ending September 30, 2011.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $5.2 million for investment advisory services, excluding pre-incentive net investment income incentive fees and $761,000 for administrative services for the nine months ended September 30, 2011.

TICC CLO is obligated to repay the notes issued in connection with the debt securitization financing. The notes mature in 2021, in the total amount of $101,250,000. There are no amortization payments due on the notes prior to maturity. See “Borrowings” below.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO LLC, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2011 consolidated statements of assets and liabilities. Holdings retained all of the Subordinated Notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.99

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$7.72	(5)

(1)	Distributions for the fiscal years ended December 31, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

•

BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

We, Oxford Lane Capital Corp., Greenwich Loan Income Fund Limited and Oxford Gate Capital, LLC have adopted a written policy with respect to the allocation of investment opportunities in view of the potential conflicts of interest raised by the relationships described above.

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

RECENT DEVELOPMENTS

On November 3, 2011, the Board of Directors declared a distribution of $0.25 per share for the fourth quarter, payable on December 30, 2011 to shareholders of record as of December 16, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining sixty-four debt investments were at variable rates, representing approximately $23.4 million and $336.0 million in principal debt, respectively. At September 30, 2011, $332.5 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2011. We have also assumed outstanding borrowings of $101,250,000. Under this analysis, net investment income would be essentially unchanged on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $7.0 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A large number of entities compete with us to make the types of investments that we make. We compete with a large number of hedge funds and CLO investment vehicles, other equity and non-equity based investment funds, including other business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

The recent downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to the current federal budget deficit concerns, Standard & Poor’s (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

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

We are permitted to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. The notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, are rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes have a stated maturity date of July 25, 2021 and are subject to a three year non-call period. TICC CLO has a three year reinvestment period.

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

We are subject to risks associated with the debt securitization financing transaction.

As a result of the debt securitization financing transaction that we completed on August 10, 2011, we are subject to a variety of risks, including those set forth below.

We are subject to certain risks as a result of our indirect interests in the subordinated notes and membership interests of the Securitization Issuer.

Under the terms of the master loan sale agreement governing the debt securitization financing transaction, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and the consideration set forth in the master loan sale agreement. Following these transfers, the Securitization Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the debt securitization financing transaction, we hold indirectly through Holdings Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the Securitization Issuer. As a result, we consolidate the financial statements of Holdings and the Securitization Issuer in our consolidated financial statements. Because each of Holdings and the Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to Holdings, and by Holdings to the Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the Securitization Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The Subordinated Notes and membership interests in the Securitization Issuer are subordinated obligations of the Securitization Issuer.

The Subordinated Notes are the junior class of notes issued by the Securitization Issuer, are subordinated in priority of payment to the Class A Notes issued by the Securitization Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes. Therefore, Holdings only receives cash distributions on the Subordinated Notes if the Securitization Issuer has made all cash interest payments on the Class A Notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the Securitization Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the Securitization Issuer. The Subordinated Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the Securitization Issuer, including the holders of the Class A Notes it has issued. Consequently, to the extent that the value of the Securitization Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes at their redemption could be reduced. Accordingly, our investment in the Securitization Issuer may be subject to complete loss.

The membership interests in the Securitization Issuer represent all of the equity interest in the Securitization Issuer. As such, the holder of the membership interests is the residual claimant on distributions, if any, made by the Securitization Issuer after holders of all classes of notes issued by the Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the debt securitization financing transaction documents. Such payments may be made by the Securitization Issuer only to the extent permitted under such documents on any payment date or upon payment in full of the notes issued by the Securitization Issuer. We cannot assure you that distributions on the assets held by the Securitization Issuer will be sufficient to make any distributions to us or that such distributions will meet our expectations.

The interests of holders of the senior class of securities issued by the Securitization Issuer may not be aligned with our interests.

The Class A Notes are the debt obligations ranking senior in right of payment to the Subordinated Notes. As such, there are circumstances in which the interests of holders of the Class A Notes may not be aligned with the interests of holders of the Subordinated Notes and the membership interests of the Securitization Issuer. For example, under the terms of the Class A Notes, holders of the Class A Notes have the right to receive payments of principal and interest prior to holders of the Subordinated Notes and the membership interests.

For as long as the Class A Notes remain outstanding, holders of the Class A Notes have the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of subordinates notes and membership interests, including by exercising remedies under the indenture in the debt securitization financing transaction.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture, the Class A Notes then outstanding will be paid in full before any further payment or distribution on the Subodinated Notes. In addition, if an event of default occurs, holders of a majority of the Class A Notes will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the Securitization Issuer, the trustee or holders of a majority of the Class A Notes may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Subordinated Notes, or to pay a dividend to holders of the membership interests.

Remedies pursued by the holders of Class A Notes could be adverse to the interests of the holders of the Subordinated Notes, and the holders of Class A Notes will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the holders of Class A Notes will be in the best interests of Holdings or that Holdings will receive any payments or distributions upon an acceleration of the Subodinated Notes. Any failure of the Securitization Issuer to make distributions on the notes we indirectly hold, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow our qualification as a RIC.

The Securitization Issuer may fail to meet certain asset coverage tests.

Under the documents governing the debt securitization financing transaction, there are two asset coverage tests applicable to the Class A Notes. The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the Class A Notes, interest received on the portfolio loans must equal at least 200% or greater (based upon a graduated scale provided for in the indenture) of the interest payable in respect of the Class A Notes. The second such test compares the principal amount of the portfolio loans to the aggregate outstanding principal amount of the Class A Notes. To meet this test at any time, the aggregate principal amount of the portfolio loans must equal at least 135% of the outstanding principal amount of the Class A Notes. If either coverage test is not satisfied, interest and principal received by the Securitization Issuer are diverted on the following payment date to pay the Class A Notes in full to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption. If any asset coverage test with respect to the Class A Notes is not met or if the Securitization Issuer fails to obtain a confirmation of the initial ratings of the Class A Notes after the effective date (defined under the indenture as the earlier to occur of April 3, 2012 or the time that the Securitization Issuer has acquired (or committed to acquire) at least $224.1 million in assets), proceeds from the portfolio of loan investments that otherwise would have been distributed to the Securitization Issuer and the holders of the Subordinated Notes will instead be used to redeem first the Class A Notes, to the extent necessary to satisfy the applicable asset coverage tests or to obtain the necessary ratings confirmation.

We may not receive cash on our equity interests in the Securitization Issuer.

We receive cash from the Securitization Issuer only to the extent that Holdings receives payments on the Subordinated Notes or membership interests. The Securitization Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the indenture governing the notes, which generally provides that principal payments on the Subordinated Notes may not be made on any payment date unless all amounts owing under the Class A Notes are paid in full. In addition, if the Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the debt securitization financing transaction, cash would be diverted from the Subordinated Notes to first pay the Class A Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to indirectly receive cash from the Securitization Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. However, the indenture places significant restrictions on the Securitization Issuer’s ability to sell investments. As a result, there may be times or circumstances during which the Securitization Issuer is unable to sell investments or take other actions that might be in our best interests.

We may be required to assume liabilities of the Securitization Issuer.

As part of the debt securitization financing transaction, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the Securitization Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee may, on behalf of the Securitization Issuer, bring an action against us to enforce these repurchase obligations.

The structure of the debt securitization financing transaction is intended to prevent, in the event of our bankruptcy or the bankruptcy of Holdings, the consolidation of the Securitization Issuer with our operations or those of Holdings. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the debt securitization financing transaction, which would equal the full amount of debt of the Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure that the recovery in the event we were consolidated with the Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as an indirect holder of the Subordinated Notes had we not been consolidated with the Securitization Issuer.

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

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. The notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, are rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes have a stated maturity date of July 25, 2021 and are subject to a three year non-call period. TICC CLO has a three year reinvestment period.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 32,745,881 shares are issued and outstanding as of September 30, 2011. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. The notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, are rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). As a result, a portion of our income will depend upon the difference between LIBOR and the interest rate on the debt securities in which we invest.

Currently, only three of the debt investments in the consolidated portfolio are at a fixed rate, while the others are at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, the non-executive Chairman of our Board of Directors, holds a minority, non-controlling interest in our investment adviser. BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund investing in syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. Further, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves in the same capacities for Oxford Lane Capital Corp. and Oxford Lane Management and also serves as the Chief Financial Officer of GLIF and as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

We, Oxford Lane Capital Corp., Greenwich Loan Income Fund Limited and Oxford Gate Capital, LLC have adopted a written policy with respect to the allocation of investment opportunities in view of the potential conflicts of interest raised by the relationships described above.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of the current adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009, and have traded below our net asset value per share during some periods in 2010 and 2011. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

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

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2011, we issued a total of 207,915 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,964,565.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LCC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: November 9, 2011	By:	/ S / JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer

Date: November 9, 2011	By:	/ S / PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)