Form 10-K
period 2011-12-31
TICC Capital Corp.
filed 2012-03-15
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2011, based on the closing price on that date of $9.60 on the NASDAQ Global Select Market, was $306,079,528. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 32,818,428 shares of the Registrant’s common stock outstanding as of March 13, 2012.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2011

PART I

Item 1.	Business

TICC Capital Corp. (“TICC,” “Company,” “we,” “us,” or “our”) is a specialty finance company principally providing capital to primarily non-public small- and medium-sized companies. Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing primarily in corporate debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We have and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, that own debt securities. We may also seek to provide our stockholders with long-term capital growth through the appreciation in the value of warrants or other equity instruments that we may receive when we make debt investments or equity investments. We may also invest in publicly traded debt and/or equity securities. As a business development company (“BDC”), we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

While the structure of our investments will vary, and while we invest across a wide range of different industries, we have historically overweighted our investments in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

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

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO LLC (“Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC, and the notes are secured by the assets held by the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “Subordinated Notes”), and retained all the membership interests in the Securitization Issuer.

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners. Under our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Portfolio Management – Investment Advisory Agreement.”

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). As a business development company, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “Regulation as a Business Development Company.” In addition, we have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”).

Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut and our telephone number is (203) 983-5275.

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

MARKET OPPORTUNITY

Beginning in mid-2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures and restructurings among a large number of financial institutions, which either participated in the origination and distribution of structured finance or syndicated loan credit products, or invested in them. The debt and equity capital markets in the U.S. were impacted by significant write-offs in the financial services sector relating to these products and the re-pricing of credit risk in the loan market, among other things.

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which continued through 2010. During 2011, we saw ongoing price volatility for corporate loans, consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles, and have recently made a number of selective purchases in these markets.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing primarily to middle market companies for the following reasons:

•	Expertise in credit analysis and monitoring investments;

•	Flexible investment approach; and

•	Established transaction sourcing network.

Expertise in credit analysis and monitoring investments

While our investment focus is on middle-market companies, we have invested, and in the future will likely continue to invest, in larger and smaller companies and in other investment structures on an opportunistic basis. Most recently, we have invested in a number of CLO investment vehicles. We believe our experience in analyzing middle-market companies and CLO investment structures, as detailed in the biographies of TICC Management’s senior investment professionals, affords us a sustainable competitive advantage over lenders with limited experience in investing in these markets. In particular, we have expertise in evaluating the operating characteristics of middle-market companies as well as the structural features of CLO investments, and monitoring the credit risk of such investments after closing until full repayment.

•

Jonathan H. Cohen, our Chief Executive Officer, has more than 21 years of experience in debt and equity research and investment. Mr. Cohen is also the Chief Executive Officer of T2 Advisers, LLC, the investment manager of Greenwich Loan Income Fund Limited (LSE AIM: GLIF), a Guernsey fund that invests primarily in senior loans, and which also serves as collateral manager of T2 Income Fund CLO I Ltd., a CLO vehicle sponsored by Greenwich Loan Income Fund Limited. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”), since 2010. Mr. Cohen was also the owner, managing member, and a principal of JHC Capital Management, a registered investment adviser that served as the sub-adviser to the Royce Technology Value Fund, a technology-focused mutual fund, and was previously a managing member and principal of Privet Financial Securities, LLC, a registered broker-dealer, from 2003 to 2004. Prior to founding JHC Capital Management in 2001, Mr. Cohen managed technology research groups at Wit Capital and SoundView Technology Group from 1999 to 2001. He has also managed securities research groups at Merrill Lynch & Co. from 1998 to 1999. He was named to Institutional Investor’s “All-American” research team in 1996, 1997 and 1998.

•

Saul B. Rosenthal, our President and Chief Operating Officer, has 13 years of experience in the capital markets, with a focus on middle-market transactions. Mr. Rosenthal is also the President of T2 Advisers, LLC, which serves as the investment manager of Greenwich Loan Income Fund Limited (LSE AIM: GLIF), a Guernsey fund that invests primarily in senior loans, and which also serves as collateral manager of T2 Income Fund CLO I Ltd., a CLO vehicle sponsored by Greenwich Loan Income Fund Limited. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal previously was a Vice President and co-founder of the Private Equity Group at Wit Capital. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and the New York City chapter of the Young Presidents’ Organization (YPO-WPO).

•

Darryl Monasebian is the Senior Managing Director, Head of Portfolio Management of TICC Management. Previously, Mr. Monasebian was a Director in the Merchant Banking Group at BNP Paribas, and prior to that was a Director at Swiss Bank Corporation and a Senior Account Officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an Investment Analyst in the Corporate Investments Department. Mr. Monasebian has more than 20 years of banking and investment management experience.

•

Hari Srinivasan is Managing Director and Portfolio Manager of TICC Management. Previously, Mr. Srinivasan was a Credit Manager focusing on the restructuring and monetization of distressed assets in Lucent Technologies’ vendor finance portfolio, and on the credit analysis of several of Lucent’s telecom customers. Prior to that, he was an analyst in Fixed Income with Lehman Brothers. Mr. Srinivasan began his career as a Computer Science engineer.

Flexible investment approach

While we must comply with the 1940 Act provisions applicable to BDCs, we have significant flexibility in selecting and structuring our investments. We also have fairly broad latitude as to the term and nature of our investments. We recognize that middle-market companies in some cases may make corporate development decisions that favorably impact long-term enterprise value at the expense of short-term financial performance. We believe that this fundamental investment perspective results in a more flexible approach to managing investments which facilitates positive, long-term relationships with our portfolio companies, bankers and other intermediaries and enables us to be a preferred source of capital to them. We also believe our approach enables our debt financing to be a viable alternative capital source for funding middle-market companies that wish to avoid the dilutive effects of equity financings.

We are not generally subject to the investment time requirements and reinvestment limitations of many private investment funds. These provisions typically require that such private funds invest capital within a set period of time and then ultimately return to investors the initial capital and associated capital gains, with certain limitation on reinvesting such capital. We believe that our ability to make investments at the most opportune time rather than based on a pre-agreed time horizon with the ability to reinvest such funds on an ongoing basis should help us to maximize returns on our invested capital.

Established deal sourcing network

Through the investment professionals of TICC Management, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity funds, companies, brokers and bankers. We believe that senior professionals of TICC Management have developed strong relationships within the investment community over their years within the banking, investment management and equity research field.

INVESTMENT PROCESS

Identification of prospective portfolio companies

We identify and source new prospective portfolio companies through a network of venture capital and private equity funds, investment banks, accounting and law firms and direct company relationships. We have identified several criteria that we believe are important in seeking our investment objective. These criteria provide general guidelines for our investment decisions; however, we do not require each prospective portfolio company in which we choose to invest to meet all or any specific number of these criteria.

•

Experienced management. We generally require that our portfolio companies have an experienced management team. We also prefer the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

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

Due diligence

If a company meets some of the characteristics described above, we perform a preliminary due diligence review including company and technology assessments, market analysis, competitive analysis, evaluation of management, risk analysis and transaction size, pricing and structure analysis. The criteria delineated below provide general parameters for our investment decisions, although not all of such criteria will be followed in each instance. In the case of bilateral loans, upon successful completion of this preliminary evaluation process, we will decide whether to deliver a non-binding letter of intent, after which our administrator, BDC Partners, generally receives an upfront advance to cover our due diligence-related expenses, begin the due diligence process and move forward towards the completion of a transaction.

Our due diligence process generally includes some or all of the following elements:

Management team and financial sponsor

•

management assessment including a review of management’s track record with respect to product development, sales and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities, reference and background checks; and

•	financial sponsor reputation, track record, experience and knowledge (where a financial sponsor is present in a transaction).

Business

•	industry and competitive analysis;

•	customer and vendor interviews to assess both business prospects and standard practices of the company;

•	assessment of likely exit strategies; and

•	potential regulatory / legal issues.

Financial condition

•	detailed review of the historical financial performance and the quality of earnings;

•	development of detailed pro forma financial projections;

•	review of internal controls and accounting systems; and

•	review of assets and liabilities, including contingent liabilities.

Technology assessment

•	evaluation of intellectual property position;

•	review of research and development milestones;

•	analysis of core technology under development;

•	assessment of collaborations and other technology validations; and

•	assessment of market and growth potential.

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

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring. We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual company on at least a quarterly and, in most cases, a monthly basis.

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

Portfolio Overview

We seek to create a portfolio that includes primarily senior secured loans, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We generally expect to invest between $5 million and $25 million in each of our portfolio companies. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

The following is a representative list of the industries in which we have invested:

• Software	• Enterprise software

• IT value-added reseller	• IT consulting

• Structured finance	• Healthcare

• Printing and publishing	• Building and development

• Semiconductor capital equipment	• Telecommunication services

• Food products manufacturer	• Interactive voice messaging services

• Financial intermediaries	• Auto parts manufacturer

• Advertising	• Retail

• Business services	• Computer hardware

• Packaging and glass	• Web hosting

• Education	• Cable/satellite television

During 2011 we have seen significant price volatility for corporate loans consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles, and have recently made a number of selective purchases in these markets. During the fiscal year ended December 31, 2011, we invested approximately $272.5 million comprised of approximately 84.4% in senior secured notes, 11.7% in CLO equity and 3.9% in CLO debt. At December 31, 2011, our portfolio was invested approximately 74.1% in senior secured notes and bonds, 13.0% in CLO debt, 10.0% in CLO equity, 1.3% in subordinated notes and 1.6% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2011

Our ten largest portfolio company investments at December 31, 2011, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2011
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
American Integration Technologies, LLC	Semiconductor capital equipment	$21.1	$22.6	5.8%
Algorithmic Implementations, Inc	Software	17.4	15.7	4.0%
Pegasus Solutions, Inc.	Enterprise software	7.9	11.3	2.9%
Nextag, Inc.	Retail	10.2	10.4	2.7%
Stratus Technologies, Inc	Computer hardware	9.7	10.1	2.6%
Endurance International Group, Inc.	Web hosting	9.9	10.0	2.5%
Decision Resources, LLC.	Healthcare	10.2	9.9	2.5%
Vision Solutions, Inc.	Software	9.9	9.6	2.5%
Unitek Global Services, Inc.	IT consulting	7.7	7.7	2.0%
AKQA, Inc.	Advertising	7.7	7.6	1.9%

Total		$111.7	$114.9	29.4%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2011:

American Integration Technologies, LLC

American Integration Technologies, LLC (“AIT”) is a semiconductor capital equipment contract manufacturer. AIT specializes in precision sheet metal fabrication, tubular frame welding, integration of components and assembly of complex equipment, primarily used for the semiconductor industry.

Our original investment in AIT, which closed in May 2006, consisted of $12.0 million in senior secured notes. During April 2007, we invested an additional $15.0 million in senior secured notes. Also, during 2007 through 2008, AIT paid down approximately $6.1 million on the notes. In April 2010, the notes were restructured and AIT paid down approximately $2.0 million of the notes; as of December 31, 2011, $23.4 million remained outstanding.

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)

Algorithmic Implementations, Inc. (“Ai Squared”) has been providing assistive technology for more than 15 years to computer users with low vision. The Company’s flagship product is ZoomText, a screen magnification and reading software application for the visually impaired.

Our investment in Ai Squared, which closed in September 2006, consisted of $22.0 million in senior secured notes and common stock. TICC and an individual investor each acquired 50% of the outstanding equity of Ai Squared in connection with our investment in the company. As of December 31, 2011, approximately $14.6 million remained outstanding on our investment in the senior secured notes.

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

In January 2010, we acquired $4.8 million in second lien senior secured notes issued by Pegasus, and during September 2010, we acquired $3.0 million in first lien senior secured notes. As of December 31, 2011, approximately $8.6 million remained outstanding on our combined investment in the senior secured notes, including PIK interest.

Nextag, Inc.

Nextag, Inc. (“Nextag”) is a pure-play online comparison shopping marketplace with diversified operations in multiple vertical categories which enable consumers to find items to buy, compare products, prices and stores, and make purchases from online merchants.

In February 2011, we acquired $11.2 million in senior secured notes issued by Nextag. As of December 31, 2011, approximately $10.8 million remained outstanding on our investment in the senior secured notes.

Stratus Technologies, Inc.

Stratus Technologies, Inc. provides fault tolerant computer products, servers and services for companies which require continuous operations to run mission critical businesses.

In April 2010, we purchased $10.0 million of the first lien secured high yield notes issued by Stratus, as well as common and preferred equity. As of December 31, 2011, approximately $9.8 million remained outstanding on our investment in the notes.

Endurance International Group, Inc.

Endurance International Group, Inc. (“Endurance”) primarily provides web hosting and online services to businesses.

In December 2011, we purchased $10.0 million of the senior secured term loan notes issued by Endurance. As of December 31, 2011, $10.0 million remained outstanding on our investment in the senior secured notes.

Decision Resources, LLC

Decision Resources, LLC (“Decision Resources”) provides information services across pharmaceutical and biotechnology markets, managed care markets and medical technology device markets to assist their clients in decision making and identification of growth opportunities.

In December 2010, we purchased $4.5 million of the 1st lien senior secured notes issued by Decision Resources and during January 2011, we purchased an additional $500,000 of the same notes. In May 2011, we acquired $5.3 million of the 2nd lien senior secured notes issued by Decision Resources. As of December 31, 2011, $10.3 million remained outstanding on our combined investments in the senior secured notes.

Vision Solutions, Inc.

Vision Solutions, Inc. (“Vision”) is a provider of information availability software, which is defined as software that prevents and manages system downtime.

In March 2011, we acquired $10.0 million of the 2nd lien senior secured notes issued by Vision. As of December 31, 2011, $10.0 million remained outstanding on our investment in the senior secured notes.

Unitek Global Services, Inc.

Unitek Global Services, Inc. (“Unitek”) is a full-service provider of permanently outsourced infrastructure services, offering an end-to-end suit of technical services to the wireless and wireline telecommunications, satellite television and broadband cable industries, operating throughout the U.S. and Canada. Unitek’s services include network engineering and design, construction and project management, comprehensive installation and fulfillment, and wireless telecommunication infrastructure services.

In April 2011, we acquired $8.0 million in the senior secured notes issued by Unitek. As of December 31, 2011, $7.9 million remained outstanding on our investment in the senior secured notes.

AKQA, Inc.

AKQA, Inc. (“AKQA”) is a digital interactive advertising company that delivers marketing solutions to blue chip clients. AKQA focuses on creating and delivering marketing solutions in digital media such as the Internet, mobile products, digital outdoor signage, gaming consoles and kiosks.

In March 2007, we acquired $25.0 million in senior secured notes issued by AKQA. During 2008 and 2009, we sold approximately $15.0 million of those notes. As of December 31, 2011, approximately $7.7 million remained outstanding on our investment in the notes.

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

TICC Management’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. TICC Management has agreed that, during the term of its Investment Advisory Agreement with us, it will not serve as investment adviser to any other public or private entity that utilizes a principal investment strategy of providing debt financing to middle-market companies similar to those we target.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2010 calendar year was 7.69% and the annual hurdle rate for the 2011 calendar year was 7.01%. The current hurdle rate for the 2012 calendar year, calculated as of December 31, 2011, is 5.83%. Our net investment income (to the extent not distributed to our shareholders) used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•

no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 5.83% for the 2012 calendar year).

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate in any calendar quarter (currently 5.83% for the 2012 calendar year) is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2011, pre-incentive fee net investment income of $9,345,654 exceeded the hurdle of $5,359,164 (based upon net assets of $305,801,069 at September 30, 2011 and the quarterly hurdle rate of 1.7525%). The incentive fee rate of 20% resulted in an incentive of $797,298 for the quarter.

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

Quarterly Hurdle rate(1) = 1.4575%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 0.55%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.0%

Quarterly Hurdle rate(1) = 1.4575%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate
= 20% x (3.3% – 1.4575%)
= 20% x 1.8425%
= 0.3685%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.3685%

(1)	Represents 5.83% annualized hurdle rate for 2012 calendar year.
(2)	Represents 2% annualized management fee.

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

During 2011, Royce and Associates, a Delaware limited liability company, transferred to Mr. Charles M. Royce its membership interest in TICC Management. Following this transaction, Mr. Royce became a non-managing member of TICC Management.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited to make distributions, we may fail to qualify as a RIC and become subject to tax as an ordinary corporation.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). We may be subject to federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to the PFIC’s stockholders. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

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

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

General

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in long -term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

Code of Ethics

As required by the 1940 Act, we maintain a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest.” Our Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our code of ethics is also available on our website at http://www.ticc.com.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	Pursuant to Rule 13a-14 of the 1934 Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

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

Periodic Reporting and Audited Financial Statements

We have registered our common stock under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, this annual report contains consolidated financial statements audited and reported on by our independent registered public accounting firm. You may obtain our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K on our website at http://www.ticc.com free of charge as soon as reasonably practicable after we file such reports electronically with the SEC.

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

TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

Our Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to our Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed.

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

We may experience fluctuations in our quarterly results, and as a result, our financial results for any period should not be relied upon as being indicative of performance of future periods.

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

During portions of 2010, the economy was in the midst of a recession and in a period of tightening credit. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

The recent downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As a BDC, we seek to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may not be able to pursue new business opportunities. Disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Our ability to grow our business could be impaired by an inability to access the capital markets or to enter into new credit facilities. At various times over the past three years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market disruption and tightening of credit has led to increased market volatility and widespread reduction of business activity generally. If we are unable to raise additional equity capital or consummate new credit facilities on terms that are acceptable to us, we may not be able to initiate significant originations.

These situations may arise due to circumstances that we may be unable to control, such as access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Even though if such conditions have improved broadly and significantly over the short-term, adverse conditions in particular sectors of the financial markets could adversely impact our business over the long-term.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we may incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. The notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, are rated AAA/Aaa by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., respectively, and bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes have a stated maturity date of July 25, 2021 and are subject to a three year non-call period. TICC CLO has a three year reinvestment period.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to TICC Management will be payable on our gross assets, including those assets acquired through the use of leverage, TICC Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TICC Management.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to stockholder(1)	(14.3)%	(7.7)%	(1.0)%	5.7%	12.3%

(1)	Assumes $404.8 million in total assets and $101.25 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2011, and a cost of funds of 3.0%. Excludes non-portfolio investment assets and non-leverage related liabilities.

We are subject to risks associated with the debt securitization financing transaction that we completed on August 10, 2011.

As a result of the debt securitization financing transaction that we completed on August 10, 2011, we are subject to a variety of risks, including those set forth below:

We are subject to certain risks as a result of our indirect interests in the subordinated notes and membership interests of the Securitization Issuer.

Under the terms of the master loan sale agreement governing the debt securitization financing transaction, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and the consideration set forth in the master loan sale agreement. Following these transfers, the Securitization Issuer, and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the debt securitization financing transaction, we hold indirectly through Holdings Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the Securitization Issuer. As a result, we consolidate the financial statements of Holdings and the Securitization Issuer in our consolidated financial statements. Because each of Holdings and the Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to Holdings, and by Holdings to the Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the Securitization Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

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

For as long as the Class A Notes remain outstanding, holders of the Class A Notes have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of Subordinated Notes and membership interests, including by exercising remedies under the indenture in the debt securitization financing transaction.

If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture, the Class A Notes then outstanding will be paid in full before any further payment or distribution on the Subordinated Notes. In addition, if an event of default occurs, holders of a majority of the Class A Notes will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the Securitization Issuer, the trustee or holders of a majority of the Class A Notes may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Subordinated Notes, or to pay a dividend to holders of the membership interests.

Remedies pursued by the holders of Class A Notes could be adverse to the interests of the holders of the Subordinated Notes, and the holders of Class A Notes will have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of Class A Notes may not be in the best interests of Holdings and that Holdings may not receive payments or distributions upon an acceleration of the Subordinated Notes. Any failure of the Securitization Issuer to make distributions on the notes we indirectly hold, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow our qualification as a RIC.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

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

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of TICC and its stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among stockholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 32,818,428 shares are issued and outstanding as of March 13, 2012. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Currently, only three of the debt investments in our investment portfolio are at a fixed rate, while the others are at variable rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC for federal income tax purposes.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all of our income.

In addition, we have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a PFIC. We may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to the PFIC’s stockholders. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we elect to treat a PFIC as a QEF under the Code, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may elect mark-to-market treatment for a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the annual distribution requirement described above.

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

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the U.S. to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, and (ii) each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all stockholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue

Procedure 2010-12, if too many stockholders elect to receive cash, each stockholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Where Revenue Procedure 2010-12 is not currently applicable, the IRS has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise). We have no current intention to make a taxable dividend payable in our stock.

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

There are significant potential conflicts of interest between TICC and our management team.

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

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp., Greenwich Loan Income Fund Limited and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business — Regulation as a Business Development Company.”

We believe that most of our portfolio investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

RISKS RELATED TO OUR INVESTMENTS

Our investment portfolio may be concentrated in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the sectors in which we invest experience a market downturn.

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

The sectors in which we invest are subject to many risks, including volatility, intense competition, decreasing life cycles and periodic downturns which could result in a heightened risk of loss on your investment.

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

Our investments in the companies that we target may be extremely risky and we could lose all or part of our investments.

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide debt capital, we generally do not base an investment decision primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks, any of which could cause us to lose part or all of our investment.

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

•	many of these companies may be more susceptible to economic recessions or downturns than other better capitalized companies that operate in less capital intensive industries.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our investment portfolio.

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

Our incentive fee may induce TICC Management to use leverage and to make speculative investments.

The incentive fee payable by us to TICC Management may create an incentive for TICC Management to use leverage and to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee on “Pre-Incentive Fee Net Investment Income” is determined, which is calculated as a percentage of the return on invested capital, may encourage TICC Management to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TICC Management may also receive an incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during an economic downturn.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in senior debt securities, but may also invest in subordinated debt securities, issued by our portfolio companies. In some cases, portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we will not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

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

From time to time we have and may in the future invest in debt and residual value interests of CLO vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the underlying companies. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of debt holders senior to us in such CLOs.

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

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect or if the market price fluctuates significantly in such illiquid investments.

Up to 30% of our portfolio may consist of equity and junior debt investments in CLO vehicles, which involves a number of significant risks. CLO vehicles that we invest in are typically very highly levered (10-14 times), and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, when we invest in an equity tranche of a CLO vehicle we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

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

Our investment strategy involves investments in securities issued by foreign entities, including foreign CLO vehicles. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLO vehicles in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions. In addition, the underlying companies of the CLO vehicles in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

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

Our shares of common stock have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009 and during some periods in 2010 and 2011. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted.

You may not receive dividends or our dividends may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future dividends are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future dividends may be harmed.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering.

In the event we issue subscription rights to purchase shares of our common stock, stockholders who do not fully exercise their rights should expect that they will, at the completion of the offer, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of the offer.

In addition, if the subscription price is less than our net asset value per share, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offer. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of the rights offering or what proportion of the shares will be purchased as a result of the offer. Such dilution could be substantial.

If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

	NAV(a)	Price Range
		High	Low
Fiscal 2011
Fourth quarter	$9.30	$9.24	7.07
Third quarter	9.34	10.04	7.71
Second quarter	9.85	11.75	9.17
First quarter	9.97	13.11	9.43
Fiscal 2010
Fourth quarter	$9.85	$11.62	9.90
Third quarter	9.27	10.70	7.88
Second quarter	9.03	8.70	6.50
First quarter	8.87	7.05	5.62

(a)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 13, 2012 was $10.55 per share. As of March 13, 2012, we had 164 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business—Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2010:

	$,000000	$,000000	$,000000
Date Declared	Record Date	Payment Date	Amount
Fiscal 2012
March 1, 2012	March 21, 2012	March 30, 2012	$0.27

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			$0.99

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	$0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			$0.81

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

During the year ended December 31, 2011, our distributions were made from undistributed net investment income. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2011, we issued a total of 280,462 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $2.6 million.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, for the period from December 31, 2006 through December 31, 2011. The graph assumes that, on December 31, 2006, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Item 6.	Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	00000000000	00000000000	00000000000	00000000000	00000000000
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Total Investment Income	$45,188,190	$33,506,591	$20,507,792	$37,305,635	$43,841,813
Total Expenses	$15,188,049	$9,263,094	$7,015,808	$15,114,472	$16,648,194
Net Investment Income	$30,000,141	$24,243,497	$13,491,984	$22,191,163	$27,193,619
Net Increase (Decrease) in Net Assets Resulting from Operations	$14,208,865	$63,947,441	$35,182,458	$(53,266,154)	$(11,648,832)
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic and Diluted)(1)	$0.92	$0.89	$0.51	$0.91	$1.30
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic and Diluted)(1)	$0.44	$2.35	$1.32	$(2.19)	$(0.56)
Distributions Declared per Share	$0.99	$0.81	$0.60	$1.06	$1.44
Balance Sheet Data:
Total Assets	$424,119,570	$317,900,083	$225,340,291	$204,962,887	$396,390,153
Total Net Assets	$305,101,991	$314,117,541	$224,091,995	$203,366,750	$257,369,503
Other Data:
Number of Portfolio Companies at Period End	82	50	35	23	33
Purchases of Loan Originations	$272,500,000	$129,800,000	$65,700,000	$18,300,000	$188,000,000
Loan Repayments	$107,900,000	$73,800,000	$65,600,000	$90,500,000	$87,300,000
Proceeds from Loan Sales	$11,300,000	$54,800,000	$14,000,000	$50,200,000	$4,500,000
Total Return(2)	(14.19)%	102.39%	81.15%	(50.23)%	(36.26)%
Weighted Average Yield on Debt Investments at Period End(3)	11.3%	14.1%	9.0%	8.9%	11.3%

(1)

In accordance with ASC 260-10, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the years ended December 31, 2008 and December 31, 2007 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on May 23, 2008. See Note 4—Earnings Per Share, included in the consolidated financial statements, for additional information about the rights offering and the calculation of the associated bonus element.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TICC, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this annual report on Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing in corporate debt securities. We have also invested and may continue to invest in structured finance investments, including CLO vehicles, which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

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

While the structure of our investments will vary, and while we invest across a wide range of different industries, we have historically overweighted our investments in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment.

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of December 31, 2011, our debt investments had stated interest rates of between 2.33% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 12 and 130 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.3% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2011, we recognized approximately $1.5 million of interest income attributable to PIK associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $710,000 for the year ended December 31, 2010.

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

In addition, as a BDC under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

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

During the year ended December 31, 2011, we closed approximately $272.5 million in portfolio investments, including additional investments of approximately $239.4 million in existing portfolio companies and approximately $33.1 million in new portfolio companies. During the year ended December 31, 2011, we recognized a total of $107.9 million from principal repayments on debt investments, and we recognized approximately $11.3 million from the sale of portfolio investments. We realized net gains on investments during the year ended December 31, 2011 in the amount of approximately $3.6 million. For the year ended December 31, 2011, we had net unrealized depreciation of approximately $19.4 million.

Current Market and Economic Conditions

Beginning in mid-2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These developments caused a series of failures and restructurings among a large number of financial institutions, which either participated in the origination and distribution of structured finance or syndicated loan credit products, or invested in them. The debt and equity capital markets in the U.S. were impacted by significant write-offs in the financial services sector relating to these products and the re-pricing of credit risk in the loan market, among other things.

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which continued through 2010. During 2011, we saw ongoing price volatility for corporate loans, consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles, and have recently made a number of selective purchases in these markets.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $391.5 million and $247.5 million at December 31, 2011 and December 31, 2010, respectively. The increase in investments during the year ended December 31, 2011 was due to the deployment of cash of approximately $140.0 million, comprised of the purchases of portfolio investments of approximately $259.2 million and debt repayments and sales of securities of approximately $119.2 million, as well as by the fair value adjustments on our portfolio. The value of cash and cash equivalents decreased by $64.3 million during the year ended December 31, 2011. Our gross originations and advances totaled approximately $129.8 million during the year ended December 31, 2010.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2011 and December 31, 2010, we had $107.9 million and $73.8 million, respectively, of loan repayments. Portfolio activity also reflects sales of securities in the amounts of $11.3 million and $54.8 million for 2011 and 2010, respectively. The repayments on our debt positions during the year ended December 31, 2011, largely consisted of repayment of our original investment in senior secured notes issued by Airvana Network Solutions, Inc. ($17.7 million), Endurance International Group, Inc. ($10.0 million on our initial investment), Presidio, Inc. ($9.6 million on our initial investment), Vision Solutions, Inc. ($5.8 million on our initial investment), Diversified Machine, Inc. ($5.5 million), QA Direct Holdings, LLC ($5.5 million), Birch Communications, Inc. ($5.0 million), Flexera Software ($5.0 million), MLM Holdings, Inc. ($5.0 million) and Fairway Group Acquisition Company ($5.0 million). Also, during 2011, the most significant sales of our debt investments were of Springboard Finance ($5.0 million), Shield Finance Co. ($2.0 million) and Hudson Straits CLO 2004-1AE ($1.9 million).

For the year ended December 31, 2011, we recorded net realized gains on investments of approximately $3.6 million, which largely represents relatively small gains on several different investments including the realized gains on the repayment on our investment in Prodigy Health Group ($0.7 million) and the sale of our investments in Hudson Straits CLO 2004-1AE ($0.5 million) and Del Mar CLO I Ltd. 2006-1($0.4 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2011, we had net unrealized losses of approximately $19.4 million, comprised of $23.3 million in gross unrealized appreciation, $39.9 million in gross unrealized depreciation and approximately $2.8 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2011 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Emporia CLO 2007 3A E	$(1.0)
Hewetts Island CDO IV 2006-4	(1.4)
Integra Telecomm, Inc.	(2.1)
Lightpoint CLO 2007-8a	(1.0)
RBS Holding Company	(1.0)
SourceHov, LLC	(1.1)
Algorithmic Implementations, Inc. common stock	(1.5)
Net all other(1)	(10.3)

Total	$(19.4)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

At December 31, 2010, we had investments in debt securities of, or loans to, 47 portfolio companies, with a fair value totaling approximately $230.3 million, and equity investments of approximately $17.2 million. The debt investments include approximately $710,000 in accrued PIK interest which, as described in “—Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2011 and 2010 follows:

	December 31, 2011	December 31, 2010
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$247.5	$200.3
Portfolio Investments Acquired	272.5	129.8
Debt repayments	(107.9)	(73.8)
Sales of securities	(11.3)	(54.8)
Payment in Kind	1.5	0.7
Original Issue Discount	5.0	5.6
Net Unrealized Appreciation	(19.4)	81.8
Net Realized Losses	3.6	(42.1)

Ending Investment Portfolio	$391.5	$247.5

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2011 and 2010:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2011	$60.3	$28.5	$2.9
September 30, 2011	81.0	9.0	0.0
June 30, 2011	30.6	12.6	0.0
March 31, 2011	100.6	57.8	8.4

Total	$272.5	$107.9	$11.3

December 31, 2010	$30.8	$31.8	$7.5
September 30, 2010	44.7	13.4	34.5
June 30, 2010	15.0	10.8	6.6
March 31, 2010	39.3	17.8	6.2

Total	$129.8	$73.8	$54.8

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2011 and 2010:

	2011		2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$289.9	74.1%	$173.9	70.3%
CLO Debt	51.0	13.0%	50.4	20.4%
CLO Equity	39.3	10.0%	8.9	3.6%
Subordinated Notes	4.9	1.3%	6.0	2.4%
Common Stock	3.1	0.8%	5.8	2.3%
Preferred Shares	2.5	0.6%	2.0	0.8%
Warrants	0.8	0.2%	0.5	0.2%

Total	$391.5	100.0%	$247.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured finance	$90.3	23.0%	$59.3	24.0%
Software	42.5	10.9%	66.8	27.0%
Telecommunication services	32.6	8.3%	12.1	4.9%
Business services	29.4	7.5%	9.1	3.7%
Healthcare	28.1	7.2%	7.4	3.0%
Semiconductor capital equipment	22.6	5.8%	21.8	8.8%
Enterprise software	18.9	4.8%	13.2	5.3%
Retail	18.8	4.8%	0.0	0.0%
Printing and publishing	14.7	3.8%	5.2	2.1%
Web hosting	14.5	3.7%	0.0	0.0%
Financial intermediaries	11.6	3.0%	1.8	0.7%
Computer hardware	10.1	2.6%	10.3	4.2%
IT consulting	9.6	2.5%	2.4	1.0%
Auto parts manufacturer	9.4	2.4%	8.8	3.5%
Education	8.7	2.2%	0.0	0.0%
Advertising	7.6	1.9%	7.9	3.2%
Packaging and glass	4.9	1.3%	0.0	0.0%
Cable/satellite television	4.9	1.2%	0.0	0.0%
Building and development	4.8	1.2%	0.0	0.0%
Food products manufacturer	4.0	1.0%	4.1	1.6%
Interactive voice messaging services	2.0	0.5%	2.0	0.8%
IT value-added reseller	1.5	0.4%	2.0	0.8%
Grocery	0.0	0.0%	5.0	2.0%
Shipping & transportation	0.0	0.0%	4.4	1.8%
Retail food products	0.0	0.0%	3.9	1.6%

Total	$391.5	100.0%	$247.5	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to middle-market companies. We may also invest in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances, as well as syndicated corporate loans and structured finance investments. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we continue to maintain our primary focus on the technology sector, we expect to actively seek new investment opportunities outside this sector that otherwise meet our investment criteria.

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

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2011 and 2010 our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2011 and 2010, our debt investment portfolio was graded as follows:

		December 31, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$13.2	3.4%	$13.1	3.8%
2	Full repayment of principal and interest is expected.	301.9	78.3%	267.1	77.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	67.2	17.4%	63.6	18.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	0.9%	2.0	0.6%

		$385.8	100.0%	$345.8	100.0%

		December 31, 2010
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$11.8	4.6%	$11.8	5.1%
2	Full repayment of principal and interest is expected	184.9	72.4%	163.0	70.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	55.1	21.6%	53.5	23.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	1.4%	2.0	0.9%

		$255.3	100.0%	$230.3	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

During the quarter ending December 31, 2008, we determined that the liquidity of American Integration Technologies, LLC (“AIT”) had severely deteriorated. As a result, we downgraded our investment in AIT to a 5 rating. During the year ending December 31, 2009, business conditions improved, and the fair value of the investment was written-up to approximately $8.4 million at December 31, 2009 from approximately $6.3 million at December 31, 2008. However, business conditions did not improve sufficiently to warrant a change in the investment rating of AIT, which was maintained as a grade 5. AIT was placed on non-accrual status as of January 1, 2009. In April 2010, the notes were restructured and placed back on accrual status. The investment rating of AIT is 2 as of December 31, 2011.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2011, 2010 and 2009.

Comparison of the years ended December 31, 2011 and December 31, 2010

Investment Income

As of December 31, 2011, our debt investments had stated interest rates of between 2.33% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 12 and 130 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.3% including all investments in the portfolio, compared to 14.1% as of December 31, 2010.

Investment income for the year ended December 31, 2011 was approximately $45.2 million compared to approximately $33.5 million for the period ended December 31, 2010. This increase was due largely to an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle investments. The total principal value of income producing debt investments as of December 31, 2011 and December 31, 2010 was approximately $382.3 million and $251.8 million, respectively. For the year ended December 31, 2011, investment income consisted of approximately $24.2 million in cash interest from portfolio investments, approximately $5.0 million in amortization of original issue and market discount, approximately $0.5 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $13.1 million in distributions from the equity interest in securitized vehicle investments and approximately $1.5 million in PIK interest income.

For the year ended December 31, 2011, fee income of approximately $921,000 was recorded, compared to fee income of approximately $968,000 for the year ended December 31, 2010. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the year ended December 31, 2011 were $15.2 million, which includes an accrual of approximately $1.1 million for a capital gains incentive fee.

Expenses before incentive fees for the year ended December 31, 2011 were approximately $11.8 million. This amount consisted primarily of investment advisory fees, compensation expense, interest expense, professional fees, and general and administrative expenses. Expenses before incentive fees increased approximately $3.9 million from the comparable period ended December 31, 2010, attributable primarily to higher investment advisory fees (consisting of the base management fee) and interest expense and other debt financing expenses associated with the senior notes issued under our debt securitization financing transaction. Expenses before incentive fees for the period ended December 31, 2010 were approximately $7.9 million.

The investment advisory fee for the year ended December 31, 2011 was approximately $7.3 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2010 was approximately $5.0 million. The increase of approximately $2.3 million is due to an increase in average gross assets. At each of December 31, 2011 and December 31, 2010, respectively, approximately $2.9 million and $1.8 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the year ended December 31, 2011 was approximately $1.2 million, which was directly related to our debt securitization financing transaction. Senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the year ended December 31, 2011 was $1.1 million. Additionally, for the year ended December 31, 2011, the amortization of the discount on the issued notes was approximately $49,000 and amortization of deferred debt issuance costs was approximately $119,000.

Compensation expense was approximately $1.1 million for the year ended December 31, 2011, compared to approximately $1.0 million for the period ending December 31, 2010, reflecting the allocation of compensation expense for the services of our Chief Financial Officer, Chief Compliance Officer, Controller and senior accountant, and other administrative support personnel. At December 31, 2011 and December 31, 2010, respectively, approximately $650,000 and $0 of compensation expenses remained payable.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $1.2 million for the year ended December 31, 2011, compared to approximately $1.0 million for the year ended December 31, 2010. This was primarily the result of increases in audit fees of approximately $255,000 and legal costs of approximately $34,000 incurred during the twelve months ended December 31, 2011. These increases were partially offset by a decrease in fees related to valuation services of approximately $117,000 for the period ended December 31, 2011.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses, were approximately $587,000 in 2011 compared to approximately $401,000 for the same period in 2010. This increase was due largely to costs associated with regulatory filing fees and proxy materials. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the year ended December 31, 2011 was approximately $2.2 million compared to $1.4 million for the period ended December 31, 2010. The increase is the result of the increase in pre-incentive fee net investment income. The net investment income incentive fee is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus the Company’s operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the year ended December 31, 2011 was approximately $1.1 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $1.1 million capital gains incentive fee accrual for the year ending December 31, 2011 relates entirely to the hypothetical liquidation calculation. There was no such expense recorded for the year ended December 31, 2010.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. Based on the terms of the Investment Advisory Agreement, no capital gains incentive fee is due as of December 31, 2011.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2011, we recorded net realized gains on investments of approximately $3.6 million, which largely represents relatively small gains on several different investments including the realized gains on the repayment on our investment in Prodigy Health Group ($0.7 million) and the sale of our investments in Hudson Straits CLO 2004-1AE ($0.5 million) and Del Mar CLO I Ltd. 2006-1($0.4 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2011, we had net unrealized losses of approximately $19.4 million, comprised of $23.3 million in gross unrealized appreciation, $39.9 million in gross unrealized depreciation and approximately $2.8 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2011 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Emporia CLO 2007 3A E	$(1.0)
Hewetts Island CDO IV 2006-4	(1.4)
Integra Telecomm, Inc.	(2.1)
Lightpoint CLO 2007-8a	(1.0)
RBS Holding Company	(1.0)
SourceHov, LLC	(1.1)
Algorithmic Implementations, Inc. common stock	(1.5)
Net all other(1)	(10.3)

Total	$(19.4)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2011 and 2010 was $30.0 million and $24.2 million, respectively. This increase was due largely to greater distributions from the equity interests in our securitization vehicle investments and an increase in the principal amount of income producing investments. This increase was partially offset by the accrual of a capital gains incentive fee recorded for the year ended December 31, 2011.

Excluding the impact of the capital gains incentive fee accrual of approximately $1.1 million, core net investment income would have increased from $24.2 million to $31.1 million over the same period in the prior year.

Based on a weighted-average of 32,433,101 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the year ended December 31, 2011 was approximately $0.92 for basic and diluted, compared to approximately $0.89 per share for the same period in 2010. Excluding the impact of the capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.96, basic and diluted, compared to $0.89 per share for the same period in 2010.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $14.2 million for the year ended December 31, 2011, compared to a net increase of approximately $63.9 million in 2010. This decrease was attributable directly to a large shift in net unrealized depreciation on investments, partially offset by greater net realized gains.

Based on a weighted-average of 32,433,101 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the year ended December 31, 2011 was approximately $0.44 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $2.35 per share in 2010. Excluding the impact of the capital gains incentive fee reduction, the core net increase in net assets resulting from operations per common share would have been $0.47, basic and diluted, compared to $2.35 per share for the same period in 2010.

Please see “—Portfolio Grading” above for more information.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets, and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income excluding our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee. As the capital gains incentive fee is based on a hypothetical event that did not occur, we believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the capital gains incentive fee is not a currently tax deductible expense and as the RIC requirements are to distribute taxable earnings, the core net investment income provides an indication of taxable income for the year to date.

The following table provides a reconciliation of net investment income to core net investment income (for the year ended December 31, 2011):

	Year Ended December 31, 2011
	Amount	Per Share Amounts
Net investment income	$30,000,141	$0.925
Capital gains incentive fee	1,108,749	0.034

Core net investment income	$31,108,890	$0.959

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the year ended December 31, 2011):

	Year Ended December 31, 2011
	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$14,208,865	$0.438
Capital gains incentive fee	1,108,749	0.034

Core net increase in net assets resulting from operations	$15,317,614	$0.472

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the consolidated financial statements:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Ratio of core net investment income to average net assets, for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively	9.77%	9.95%	6.54%	8.83%	9.78%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Ratio of net investment income to average net assets	9.42%	9.95%	6.54%	8.83%	9.78%
Ratio of capital gain incentive fee to average net assets	0.35%	0.00%	0.00%	0.00%	0.00%

Ratio of core net investment income to average net assets	9.77%	9.95%	6.54%	8.83%	9.78%

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2011, cash and cash equivalents decreased from approximately $68.8 million at the beginning of the period to approximately $4.5 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $114.5 million, largely reflecting purchases of new investments of approximately $261.0 million offset by proceeds from principal repayments and sales of investments of approximately $119.2 million. Net cash used by investing activities reflects the restriction on cash raised in the debt securitization transaction. During the period, net cash provided by financing activities was approximately $73.4 million reflecting primarily the net proceeds of approximately $99.7 million borrowed under the debt securitization financing transaction partially offset by the distribution of dividends. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our borrowings will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

“At-the-Market” Share Issuance Plan

During the first and second quarters of 2011, we sold 651,599 shares of our common stock pursuant to an “at-the-market” share issuance plan. Wells Fargo Securities, LLC acted as the sales agent for the “at-the-market” share issuance plan. The total amount of capital raised under these issuances was approximately $6.7 million and net proceeds were approximately $6.4 million, after deducting sales agent’s commissions and offering expenses. We have used, and will continue to use, the net proceeds from these offerings for investing in debt or equity securities, and other general corporate purposes, including working capital requirements.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “—Overview”. We incurred approximately $9.6 million for investment advisory services and $995,000 for administrative services for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2011, our asset coverage for borrowed amounts was 400%.

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the December 31, 2011 consolidated statements of assets and liabilities. Holdings retained all of the subordinated notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The subordinated notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

During a period of up to three years from the closing date, all principal collections received on the underlying collateral may be used by the Securitization Issuer to purchase new collateral under our direction in our capacity as collateral manager of the Securitization Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the securitization for such three-year period. The Class A Notes are scheduled to mature on July 25, 2021.

The proceeds of the private placement of the Class A Notes, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, we entered into a master loan sale agreement with Holdings and the Securitization Issuer under which we agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the Securitization Issuer and to purchase or otherwise acquire subordinated notes issued by the Securitization Issuer. The Class A Notes are the secured obligations of the Securitization Issuer, and an indenture governing the Notes includes customary covenants and events of default.

We serve as collateral manager to the Securitization Issuer under a collateral management agreement. We are entitled to a deferred fee for our services as collateral manager. The deferred fee is eliminated in consolidation.

As of December 31, 2011, there were 45 investments in portfolio companies with a total fair value of approximately $219,696,000, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period from closing until the effective date, the interest charged under the securitization is based on five-month LIBOR, which as of December 31, 2011 was 0.40%. For the year ended December 31, 2011, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.1%. For the year ended December 31, 2011, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $1,243,584. Cash paid for interest during the year ended December 31, 2011 was $0.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of December 31, 2011, we had deferred financing costs of $2,895,873. Discount on the Notes at the time of issuance totaled approximately $1,588,125. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the year ended December 31, 2011 was approximately $167,000. There was no amortization expense for the year ended December 31, 2010.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the years ended December 31, 2011 and 2010 we believe that we did not have distributions in excess of our taxable earnings. For tax purposes, distributions for 2011 and 2010 were funded from current net investment income. A written statement identifying the source of the dividend accompanied our fourth quarter dividend payment to our shareholders and was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2012
March 1, 2012	March 21, 2012	March 30, 2012	$0.27

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.99	(1)

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11

Date Declared	Record Date	Payment Date	Amount
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$7.99	(5)

(1)	Distributions for the fiscal years ended December 31, 2011, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

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

•

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management, LLC.

•

BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp., Greenwich Loan Income Fund Limited and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

Information concerning related party transactions is included in the consolidated financial statements and related notes, appearing elsewhere in this annual report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified our investment valuation policy as a critical accounting policy.

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

In May 2011, the FASB issued an update to requirements relating to “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 with early adoption prohibited. The adoption of this update will not have a material impact on our consolidated financial statements; however, certain investments will not be valued under the highest and best use concept and we will enhance the disclosures in our consolidated financial statements.

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

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing our bilateral investments and, more recently, for certain of our syndicated loans, although our Board of Directors ultimately determines the appropriate valuation of each such investment.

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

Under the valuation procedures approved by our Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of our portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. Our Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

During the past several quarters, we have acquired a number of debt and equity positions in CLO investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, we consider the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board of Directors for its determination of fair value of these investments.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales(1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)

Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	($4.1)	($8.8)	($1.3)	($0.3)	($2.7)	$0.1	$0.3	($16.8)

(1)	Includes PIK interest of approximately $1.5 million and rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation (depreciation) included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	Includes amortization of discounts of approximately $5.6 million and PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2011 and 2010:

	2011		2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$289.9	74.1%	$173.9	70.3%
CLO Debt	51.0	13.0%	50.4	20.4%
CLO Equity	39.3	10.0%	8.9	3.6%
Subordinated Notes	4.9	1.3%	6.0	2.4%
Common Stock	3.1	0.8%	5.8	2.3%
Preferred Shares	2.5	0.6%	2.0	0.8%
Warrants	0.8	0.2%	0.5	0.2%

Total	$391.5	100.0%	$247.5	100.0%

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2011 we recorded PIK interest income of approximately $1,474,000. For the years ended December 31, 2010 and 2009, we recorded approximately $710,000 and $162,000 in PIK interest income, respectively.

In addition, we recorded original issue discount income of approximately $5,011,000, $5,578,000 and $2,783,000 for the years ended December 31, 2011, 2010 and 2009, respectively, representing the amortization of the discount attributed to certain debt securities purchased by us, including original issue discount (“OID”) and market discount.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2011 and December 31, 2010 was approximately $408,054,145 and $241,093,000, respectively.

RECENT DEVELOPMENTS

On March 1, 2012, our Board of Directors declared a cash dividend of $0.27 per share payable on March 30, 2012 to holders of record on March 21, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining sixty-nine debt investments were at variable rates, representing approximately $23.2 million and $362.6 million in principal debt, respectively. At December 31, 2011, $359.2 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2011. We have also assumed outstanding borrowings of $101,250,000. Under this analysis, net investment income would be essentially unchanged on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $8.7 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.	Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control—Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of TICC Capital Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the consolidated financial position of TICC Capital Corp. and its subsidiaries (“the Company”) at December 31, 2011 and December 31, 2010, and the results of their operations, the changes in net assets, and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 66 of the 2011 Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmations of securities at December 31, 2011 by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2012

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2011	December 31, 2010
ASSETS
Non-affiliated/non-control investments (cost: $372,091,255 @ 12/31/11; $207,854,154 @ 12/31/10)	$375,793,839	$229,385,715
Control investments (cost: $17,434,371 @ 12/31/11; $18,346,533 @ 12/31/10)	15,675,000	18,150,000

Total investments at fair value	391,468,839	247,535,715

Cash and cash equivalents	4,494,793	68,780,866
Restricted cash	23,183,698	—
Deferred debt issuance costs	2,895,873	—
Interest receivable	1,837,882	1,488,984
Other assets	238,485	94,518

Total assets	$424,119,570	$317,900,083

LIABILITIES
Notes payable, net of discount	$99,710,826	$—
Accrued interest payable	1,076,113	—
Investment advisory fee payable to affiliate	2,895,799	1,760,896
Accrued capital gains incentive fee to affiliate	1,108,749	—
Securities purchased not settled	13,352,500	1,837,500
Accrued expenses	873,592	184,146

Total liabilities	119,017,579	3,782,542

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 32,818,428 and 31,886,367 issued and outstanding, respectively	328,184	318,864
Capital in excess of par value	376,991,540	369,163,104
Net unrealized appreciation on investments	1,943,213	21,335,028
Accumulated net realized losses on investments	(70,308,108)	(74,545,034)
Distributions in excess of investment income	(3,852,838)	(2,154,421)

Total net assets	305,101,991	314,117,541

Total liabilities and net assets	$424,119,570	$317,900,083

Net asset value per common share	$9.30	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Senior Secured Notes

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5)(6)(10) (10.00%, due March 25, 2015)	$5,476,190	$5,386,864	$5,465,950

AKQA, Inc.	advertising	senior secured notes(4)(6)(10) (5.09%, due March 20, 2013)	7,730,214	7,730,214	7,575,604

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	14,550,000	14,434,371	14,550,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	21,116,076	22,582,839

Anchor Glass Container Corporation	packaging and glass	senior secured notes(4)(10) (6.00%, due March 2, 2016)	4,957,465	4,957,465	4,932,678

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(10) (6.50%, due April 27, 2017)	4,937,500	4,793,262	4,816,531

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2012)	1,900,000	1,900,000	1,900,000

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(10) (8.75%, due December 17, 2017)	1,875,000	1,858,003	1,781,250

CHS/Community Health Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(10)(11) (3.96%, due July 25, 2014)	3,979,849	3,714,932	3,838,087

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5)(10) (7.00%, due December 28, 2016)	4,950,000	4,890,742	4,702,500

		second lien senior secured notes(4)(5) (9.50%, due May 13, 2018)	5,333,333	5,283,543	5,226,667

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(10) (9.25%, due December 1, 2016)	5,000,000	4,926,898	4,987,500

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(10) (5.50%, due June 27, 2017)	4,975,000	4,831,896	4,825,750

Emdeon, Inc.	healthcare	senior secured notes(4)(5)(6)(10) (6.75%, due November 2, 2018)	1,950,000	1,892,562	1,964,625

Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(10) (7.75%, due December 28, 2016)	10,000,000	9,900,000	9,950,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,152,069	2,000,000

Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(6)(10) (5.25%, due November 5, 2016)	5,000,000	4,941,392	5,000,000

Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(10) (7.00%, due December 14, 2017)	5,818,182	5,717,186	5,727,302

Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(10) (5.75%, due October 28, 2016)	4,860,748	4,778,271	4,847,916

GRD Holding III	retail	senior secured notes(4)(5)(6)(10) (8.75%, due October 5, 2017)	4,000,000	3,610,953	3,520,000

GXS Worldwide Inc.	business services	senior secured notes(5)(10) (9.75%, due June 15, 2015)	8,000,000	7,906,828	7,440,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Senior Secured Notes—(continued)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(10) (7.00%, due March 21, 2017)	$4,466,250	$4,448,122	$4,393,673

Hyland Software, Inc.	enterprise software	senior secured notes(4)(5)(6)(10) (5.75%, due December 19, 2016)	2,852,555	2,798,057	2,809,767

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(10) (7.25%, due August 19, 2018)	4,488,750	4,332,486	4,508,949

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(10) (6.55%, due December 1, 2013)	7,000,000	6,693,859	6,440,000

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(10) (6.50%, due July 1, 2017)	3,980,000	3,980,000	3,960,100

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(10) (11.75% cash/2.62% PIK, due November 15, 2013)	6,219,910	6,180,828	5,867,428

National Healing Corp.	healthcare	senior secured notes(4)(5)(10) (8.25%, due November 30, 2017)	6,000,000	5,702,372	5,760,000

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(10) (7.00%, due January 27, 2016)	10,766,667	10,153,496	10,416,750

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (7.75%, due April 17, 2013)	2,577,942	2,448,984	2,496,299

		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,000,838	4,283,558	5,640,788

Petco, Inc.	retail	senior secured notes(4)(10) (4.50%, due November 24, 2017)	5,000,000	4,768,740	4,865,000

Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(10) (6.50%, due February 12, 2017)	2,992,500	2,967,686	2,955,094

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	8,000,000	7,947,337	7,200,000

Presidio IS Corp.	business services	senior secured notes(4)(6)(10) (7.25%, due March 31, 2017)	4,743,590	4,743,590	4,672,436

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(10) (6.50%, due March 23, 2017)	4,962,500	4,917,481	3,870,750

RCN Telecom Services, LLC	cable/satellite television	senior secured notes(4)(5)(10) (6.50%, due August 26, 2016)	4,974,811	4,890,594	4,878,847

Renaissance Learning	education	senior secured notes(4)(5)(10) (7.75%, due October 19, 2017)	3,990,000	3,833,900	3,920,175

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(10) (10.00%, due May 18, 2018)	5,400,000	5,298,371	5,319,000

Shield Finance Co.	software	first lien term notes(4)(5)(10) (11)(12) (7.75%, due June 15, 2016)	3,790,914	3,662,185	3,781,437

SkillSoft Corporation	business services	senior secured notes(4)(5)(6)(10) (6.50%, due May 26, 2017)	5,000,000	4,952,306	4,952,100

SonicWall, Inc.	software	first lien senior secured notes(4)(5)(10) (8.27%, due January 23, 2016)	1,071,774	1,043,499	1,071,774

		second lien senior secured notes(4)(5)(10) (12.00%, due January 23, 2017)	5,000,000	4,873,705	4,950,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Senior Secured Notes—(continued)

SourceHOV, LLC	business services	second lien senior secured notes(4)(5) (10.50%, due May 19, 2018)	$8,000,000	$7,661,825	$6,560,000

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(10) (12.00%, due March 29, 2015)	9,753,000	9,098,094	9,753,000

Sunquest Information Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(10) (6.25%, due December 16, 2016)	4,975,000	4,868,469	4,912,813

Syniverse Holdings, Inc.	telecommunication services	senior secured notes(4)(5)(6)(10) (5.25%, due December 21, 2017)	3,979,900	3,836,252	3,971,622

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(10) (9.75%, due June 9, 2017)	4,687,500	4,643,890	4,593,750

Unitek Global Services, Inc.	IT consulting	tranche B term loan(4)(5)(10) (9.00%, due April 15, 2018)	7,940,000	7,713,041	7,701,800

US FT HoldCo. Inc. (A/K/A US FT HoldCo. Inc.)	financial intermediaries	senior secured notes(4)(5)(6)(10) (7.50%, due November 30, 2017)	6,000,000	5,844,017	5,880,000

Vision Solutions, Inc	software	second lien senior secured notes(4)(5)(10) (9.50%, due July 23, 2017)	10,000,000	9,908,753	9,600,000

WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(10)(11) (7.00%, due October 27, 2017)	5,000,000	4,428,688	4,575,000

Total Senior Secured Notes				$290,647,712	$289,913,551	95.0%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	$1,022,500	$1,022,351	$962,939

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(10) (12.00% Cash/3.75% PIK, due March 31, 2016)	4,221,193	4,141,875	3,967,921

Total Subordinated Notes				$5,164,226	$4,930,860	1.6%

Collateralized Loan Obligation—Debt Investments

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5)(11)(12) (3.87%, due April 25, 2019)	$4,574,756	$2,327,337	$2,511,999

Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5)(11)(12) (4.91%, due June 19, 2021)	3,500,000	1,884,762	2,152,500

CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5)(11)(12) (4.41%, due October 20, 2020)	3,247,284	1,679,332	2,061,863

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(11)(12) (4.12%, due April 23, 2021)	5,391,000	4,140,712	3,180,690

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(11)(12) (5.28%, due June 1, 2017)	2,612,988	1,644,453	1,835,624

Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(11)(12) (5.42%, due October 22, 2017)	4,819,262	2,580,789	3,108,424

Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(6)(11)(12) (7.20%, due November 12, 2019)	3,132,057	1,890,861	2,380,363

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(11)(12) (6.19%, due August 9, 2017)	6,456,937	3,587,739	5,072,944

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(11)(12) (4.99%, due May 9, 2018)	7,897,268	5,575,257	5,176,396

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)(11)(12) (5.78%, due June 1, 2017)	3,646,669	2,243,178	2,511,825

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)(11)(12) (4.30%, due December 15, 2018)	2,828,018	1,575,173	1,753,371

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Collateralized Loan Obligation - Debt Investments — (continued)

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(11)(12) (4.14%, due April 11, 2021)	$4,000,000	$1,935,665	$2,360,000
Liberty CDO LTD 2005-1A C	structured finance	CDO secured notes(4)(5)(6)(11)(12) (2.33%, due November 1, 2017)	1,986,259	1,155,372	1,311,924
Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(11)(12) (6.90%, due July 25, 2018)	5,000,000	2,896,267	3,700,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(11)(12) (4.27%, due October 26, 2020)	3,322,992	1,903,601	1,993,795
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(11)(12) (4.90%, due June 27, 2022)	3,649,700	2,079,669	2,189,820
Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(11)(12) (5.15%, due July 15, 2021)	2,834,633	2,168,472	1,686,607
Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(11)(12) (4.20%, due October 20, 2022)	9,900,000	4,389,696	5,940,000

Total Collateralized Loan Obligation—Debt Investments				$45,658,335	$50,928,145	16.7%

Collateralized Loan Obligation—Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(11)(12)	$—	$2,200,000	$3,750,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(11)(12)	—	4,355,000	3,825,000

GALE 2007-4A CLO	structured finance	CLO income notes(11)(12)	—	1,965,000	1,950,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(11)(12)	—	4,110,000	4,560,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinates notes(11)(12)	—	3,639,870	2,729,350

Jersey Street 2006-1A CLO LTD	structured finance	CLO income notes(11)(12)	—	4,924,237	4,229,225

Kingsland LTD 2007-4X Sub	structured finance	CLO income notes(11)(12)	—	402,500	376,250

Lightpoint CLO 2005-3X	structured finance	CLO income notes(11)(12)	—	3,330,000	3,116,250

Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes(11)(12)	—	1,562,500	1,360,000

Marlborough Street 2007-1A	structured finance	CLO income notes(11)(12)	—	1,739,000	1,504,000

OCT11 2007-1A CLO	structured finance	CLO income notes(11)(12)	—	2,434,162	2,351,250

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes(11)(12)	—	3,412,500	2,870,000

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes(11)(12)	—	4,945,500	6,666,000

Total Collateralized Loan Obligation—Equity Investments				$39,020,269	$39,287,325	12.9%

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$—	$3,000,000	$1,125,000

(d/b/a “Ai Squared”)

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	1,051,271

Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	959,999

Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—

Total Common Stock Investments				$5,152,920	$3,136,270	1.0%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	$—	$1,500,000	$—

Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,120,542	2,176,237

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	318,451

Total Preferred Equity Investments				$2,807,164	$2,494,688	0.8%

Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock (7)	$—	$—	$—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock (7)	—	725,000	578,000
Power Tools, Inc.	software	warrants to purchase common stock(7)	—	350,000	200,000

Total Warrants				$1,075,000	$778,000	0.3%

Total Investments				$389,525,626	$391,468,839	128.3%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $16,441,941 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision. For the year ending December 31, 2011, total PIK income is $1,474,475, which is derived from the following investments with a PIK provision: Merrill Communications, LLC ($150,893), Pegasus Solutions, Inc. ($710,143), Pegasus Solutions, Inc. Preferred Equity ($463,295) and Shearer’s Food Inc. ($150,144). See also Note 2 to the Consolidated Financial Statements.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at December 31, 2011, investments at fair value are categorized as follows: senior secured notes (95.0%),subordinated notes (1.6%), CLO debt (16.7%), CLO equity (12.9%), common stock (1.0%), preferred shares (0.8%) and warrants to purchase equity securities (0.3%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,879,992; aggregate gross unrealized depreciation for federal income tax purposes is $35,465,298. Net unrealized depreciation is $16,585,306 based upon a tax cost basis of $408,054,145.
(10)	All or a portion of this investment represents TICC CLO LLC collateral.
(11)	Non-qualifying asset.
(12)	Investment not domiciled in the United States.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets (8)
Senior Secured Notes

Airvana Network Solutions, Inc.	software	senior secured notes (4)(5)(6) (11.00%, due August 27, 2014)	$8,847,171	$8,700,153	$8,858,230

AKQA, Inc.	advertising	senior secured notes(4)(6) (4.96%, due March 20, 2013)	7,865,342	7,865,342	7,857,477

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	15,550,000	15,346,533	15,550,000

American Integration Technologies, LLC	semiconductor capital	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	20,059,705	21,763,773

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2011)	2,425,000	2,425,000	2,425,000

Birch Communications, Inc.	telecommunication services	senior secured notes(4) (15.00%, due June 21, 2015)	5,000,000	5,000,000	5,000,000

BNY Convergex	financial intermediaries	second lien senior secured notes(4) (8.75%, due December 17, 2017)	1,875,000	1,837,500	1,837,500

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5) (7.75%, due December 28, 2016)	4,500,000	4,432,525	4,432,500

Del Mar CLO I Ltd. 2006-1	structured finance	CLO secured notes(4)(5)(6) (4.29%, due July 25, 2018)	1,831,690	934,388	1,373,768

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5) (10.50%, due October 28, 2015)	5,500,000	5,339,007	5,335,000

Drew Marine Partners, L.P.	shipping & transportation	first lien senior secured notes(4)(5)(6) (9.50%, due August 31, 2014)	4,468,750	4,371,448	4,424,063

Fairway Group Acquisition Company	grocery	first lien senior secured notes(4)(5) (12.00%, due October 1, 2014)	4,950,008	4,832,815	4,956,196

GenuTec Business Solutions, Inc.	interactive voice messaging	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,079,396	2,000,000

GXS Worldwide Inc.	software	senior secured notes(5) (9.75%, due June 15, 2015)	8,000,000	7,885,499	7,900,000

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5) (10.50%, due March 30, 2015)	3,381,236	3,292,190	3,415,049

Hyland Software, Inc.	enterprise software	first lien senior secured notes(4)(5) (6.75%, due December 19, 2016)	3,818,182	3,780,029	3,822,955

Krispy Kreme Doughnut Corporation	retail food products	first lien senior secured notes(4)(5)(6) (10.75% , due February 16, 2014)	3,899,005	3,683,115	3,899,005

MLM Holdings, Inc.	software	senior secured notes(4)(5) (7.00%, due December 1, 2016)	4,987,500	4,913,231	4,912,688

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6) (7.75%, due April 17, 2013)	2,950,461	2,722,247	2,768,506
		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	5,290,695	3,153,479	4,936,219

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	9,000,000	8,912,088	8,235,000

Presidio Inc.	business services	first lien senior secured notes(4)(5) (7.50%, due December 16, 2015)	9,375,000	9,141,699	9,140,625

Prodigy Health Group	healthcare	second lien senior secured notes(4)(5) (8.27%, due November 29, 2013)	3,013,333	2,153,283	2,968,133

QA Direct Holdings, LLC	printing and publishing	first lien senior secured notes(4)(5)(6) (8.25%, due August 10, 2014)	5,488,999	5,150,835	5,205,381

Shield Finance Co.	software	first lien term notes(4)(5)(6)(10)(11) (7.75%, due June 15, 2016)	5,910,000	5,681,659	5,880,450

SonicWall, Inc.	software	first lien senior secured notes(4)(5) (8.25%, due January 23, 2016)	1,794,355	1,743,235	1,803,327

SonicWall, Inc. 2		second lien senior secured notes(4)(5) (12.00%, due January 23, 2017)	5,000,000	4,856,725	5,000,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets (8)
Senior Secured Notes—(continued)

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5) (12.00%, due March 29, 2015)	$10,000,000	$9,175,912	$9,885,000

U.S. Telepacific Corp.	telecommunication services	senior secured notes(4)(5) (9.25%, due August 4, 2011)	3,970,000	3,946,073	4,000,410

Vision Solutions, Inc	software	senior secured notes(4)(5) (7.75%, due July 23, 2016)	5,775,000	5,554,250	5,717,250

Total Senior Secured Note Investments				$169,969,361	$175,303,505	55.4%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	$1,922,500	$1,903,984	$1,840,794

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5) (12.00% Cash/3.50% PIK, due March 31, 2016)	4,071,049	3,979,305	4,111,759

Total Subordinated Notes				$5,883,289	$5,952,553	1.9%

Collateralized Loan Obligation—Debt Investments

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5)(10)(11) (3.73%, due April 25, 2019)	$3,659,805	$1,702,855	$2,049,491

Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.65%, due June 19, 2021)	3,500,000	1,804,206	2,660,000

CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5)(10)(11) (4.29%, due October 20, 2020)	3,247,284	1,593,673	2,273,099

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(10)(11) (5.05%, due June 1, 2017)	2,612,988	1,538,260	1,959,741

Harch CLO II LTD 2005-2a e	structured finance	CDO secured notes(4)(5)(10)(11) (5.29%, due October 22, 2017)	4,819,262	2,382,248	3,325,290

Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(6)(10)(11) (7.04%, due November 12, 2019)	3,193,918	1,859,658	2,746,769

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(10)(11) (6.04%, due August 9, 2017)	6,640,478	3,503,885	5,578,002

Hewetts Island CDO IV 2006-4X E BB	structured finance	CDO secured notes(4)(5)(10)(11) (4.84%, due May 9, 2018)	3,251,816	1,491,511	2,438,862

Hudson Straits CLO 2004-1A E	structured finance	CLO secured notes(4)(5)(10)(11) (7.04%, due October 15, 2016)	2,244,290	1,283,620	1,907,647

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)(10)(11) (5.55%, due June 1, 2017)	3,722,086	2,153,441	2,887,222

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)(10)(11) (4.05%, due December 15, 2018)	2,828,018	1,475,855	1,630,635

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(10)(11) (4.04%, due April 11, 2021)	4,000,000	1,834,131	2,200,000

Liberty CDO LTD 2005-1A C	structured finance	CLO secured notes(4)(5)(6)(10)(11) (2.19%, due November 1, 2017)	2,371,953	1,283,845	1,470,611

Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(10)(11) (6.79%, due July 25, 2018)	5,000,000	2,738,631	4,500,000

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(10)(11) (4.14%, due October 26, 2020)	3,322,992	1,818,151	2,359,324

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes (4)(5)(10)(11) (4.79%, due June 27, 2022)	3,649,700	1,974,935	2,737,275

Prospero CLO II BV	structured finance	CLO senior secured notes (4)(5)(10)(11) (4.24%, due October 20, 2022)	9,900,000	4,191,843	6,336,000

Total Collateralized Loan Obligation—Debt Investments				$34,630,748	$49,059,968	16.1%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets (8)
Collateralized Loan Obligation - Equity Investments
ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(10)(11)	$—	$2,200,000	$2,850,000
Sargas CLO 2006 -1A	structured finance	CLO subordinated notes(10)(11)	—	4,945,500	6,060,000

Total Collateralized Loan Obligation—Equity Investments				$7,145,500	$8,910,000	2.8%

Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock	$—	$3,000,000	$2,600,000
Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	3,115,022
Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	112,238
Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—

Total Common Stock Investments				$5,152,920	$5,827,260	1.9%

Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services
		convertible preferred stock(7)	$—	$1,500,000	$—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3)	—	657,247	1,530,949
		(14.00% PIK dividend)
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	431,480

Total Preferred Equity Investments				$2,343,869	$1,962,429	0.6%

Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock(7)	$—	$—	$—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	—	725,000	150,000
Power Tools, Inc.	software	warrants to purchase common stock(7)	—	350,000	370,000

Total Warrants				$1,075,000	$520,000	0.2%

Total Investments				$226,200,687	$247,535,715	78.9%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	For the year ending December 31, 2010, total PIK income is $710,108, which is derived from the following investments with a PIK provision: Allen Systems Group, Inc. ($52,828), Cavtel Holdings, LLC ($77,459), Pegasus Solutions, Inc. ($322,906), Pegasus Solutions, Inc. Preferred Equity ($137,789), Shearer’s Food Inc. ($71,050) and Workflow Management, Inc. ($48,076). As of December 31, 2010, the Company no longer had investments in Allen Systems Group, Inc., Cavtel Holdings, LLC and Workflow Management, Inc. See also Note 2 to the Consolidated Financial Statements.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at December 31, 2010, investments at fair value are categorized as follows: senior secured notes (55.4%), subordinated notes (1.9%), CLO debt (16.1%), CLO equity (2.8%), common stock (1.9%), preferred shares (0.6%) and warrants to purchase equity securities (0.2%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $26,128,474; aggregate gross unrealized depreciation for federal income tax purposes is $19,686,116. Net unrealized appreciation is $6,442,358 based upon a tax cost basis of $241,093,357.
(10)	Non-qualifying asset.
(11)	Investment not domiciled in the United States.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income—debt investments	$29,604,441	$26,959,707	$17,907,924
Distributions from securitization vehicles and equity investments	13,079,923	3,728,638	—
Commitment, amendment fee income and other income	920,945	968,317	129,265

Total investment income from non-affiliated/non-control investments	43,605,309	31,656,662	18,037,189

From control investments:
Interest income—debt investments	1,582,881	1,849,929	2,470,603

Total investment income	45,188,190	33,506,591	20,507,792

EXPENSES
Compensation expense	1,090,626	1,020,950	971,356
Investment advisory fees	7,317,273	5,043,973	4,070,205
Professional fees	1,190,999	1,033,650	1,305,894
Interest expense	1,243,584	—	—
Insurance	68,450	75,419	75,974
Directors’ fees	222,749	178,750	193,000
Transfer agent and custodian fees	116,592	105,389	98,012
General and administrative	587,314	401,366	249,567

Total expenses before incentive fees	11,837,587	7,859,497	6,964,008

Net investment income incentive fees	2,241,713	1,403,597	51,800
Capital gains incentive fees	1,108,749	—	—

Total incentive fees	3,350,462	1,403,597	51,800

Total expenses	15,188,049	9,263,094	7,015,808

Net investment income	30,000,141	24,243,497	13,491,984

Net change in unrealized (depreciation) appreciation on investments	(19,391,815)	81,836,604	32,203,525

Net realized gains (losses) on investments	3,600,539	(42,132,660)	(10,513,051)

Net increase in net assets resulting from operations	$14,208,865	$63,947,441	$35,182,458

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.92	$0.89	$0.51
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.44	$2.35	$1.32
Weighted average shares of common stock outstanding:
Basic and diluted	32,433,101	27,253,552	26,624,217

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Increase in net assets from operations:
Net investment income	$30,000,141	$24,243,497	$13,491,984
Net realized gains (losses) on investments	3,600,539	(42,132,660)	(10,513,051)
Net change in unrealized (depreciation) appreciation on investments	(19,391,815)	81,836,604	32,203,525

Net increase in net assets resulting from operations	14,208,865	63,947,441	35,182,458

Distributions to shareholders	(32,176,536)	(22,959,856)	(15,973,470)

Capital share transactions:
Issuance of common stock (net of offering costs of $318,630, $2,817,408 and $0, respectively)	6,360,019	46,859,868	—
Reinvestment of dividends	2,592,102	2,178,093	1,516,257

Net increase in net assets from capital share transactions	8,952,121	49,037,961	1,516,257

Total (decrease) increase in net assets	(9,015,550)	90,025,546	20,725,245
Net assets at beginning of period	314,117,541	224,091,995	203,366,750

Net assets at end of period (including over distributed net investment income of $3,852,838, $2,154,421 and $3,438,061, respectively)	$305,101,991	$314,117,541	$224,091,995

Capital share activity:
Shares sold	651,599	4,834,651	—
Shares issued from reinvestment of dividends	280,462	238,500	329,670

Net increase in capital share activity	932,061	5,073,151	329,670

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$14,208,865	$63,947,441	$35,182,458
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used) provided by operating activities:
Amortization of discounts	(5,011,157)	(5,577,631)	(2,782,998)
Increase in investments due to PIK	(1,474,475)	(710,108)	(162,055)
Purchases of investments	(260,953,494)	(128,038,228)	(65,671,220)
Repayments of principal and reductions to investment cost value	107,965,693	73,771,623	65,639,714
Proceeds from the sale of investments	11,264,033	54,811,196	14,010,037
Net realized (gains) losses on investments	(3,600,539)	42,132,660	10,513,051
Net change in unrealized depreciation (appreciation) on investments	19,391,815	(81,836,604)	(32,203,525)
Amortization of discount on notes payable and deferred debt issuance costs	167,471	—	—
(Increase) decrease in interest receivable	(348,898)	(628,713)	291,432
(Increase) decrease in other assets	(143,967)	161,494	(108,206)
Increase in accrued interest payable	1,076,113	—	—
Increase (decrease) in investment advisory fee payable	1,134,903	641,352	(167,907)
Increase in accrued capital gains incentive fee	1,108,749	—	—
Increase (decrease) in accrued expenses	689,446	55,394	(179,934)

Net cash (used) provided by operating activities	(114,525,442)	18,729,876	24,360,847

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(23,183,698)	—	—

Net cash used by investing activities	(23,183,698)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable (net of discount of $1,588,125)	$99,661,875	—	—
Deferred debt issuance costs	(3,014,393)	—	—
Proceeds from the issuance of common stock	6,678,649	49,677,276	—
Offering expenses from the issuance of common stock	(318,630)	(2,817,408)	—
Distributions paid (net of stock issued under dividend reinvestment plan of $2,592,102, $2,178,093 and 1,516,257, respectively)	(29,584,434)	(20,781,763)	(14,457,213)

Net cash provided (used) by financing activities	73,423,067	26,078,105	(14,457,213)

Net (decrease) increase in cash and cash equivalents	(64,286,073)	44,807,981	9,903,634
Cash and cash equivalents, beginning of period	68,780,866	23,972,885	14,069,251

Cash and cash equivalents, end of period	$4,494,793	$68,780,866	$23,972,885

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$2,592,102	$2,178,093	$1,516,257
SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$13,352,500	$1,837,500	$—

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1. ORGANIZATION

TICC Capital Corp. (“TICC” or the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. TICC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, TICC has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities.

TICC’s investment activities are managed by TICC Management, LLC, (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC (“BDC Partners”) is the managing member of TICC Management and serves as the administrator of TICC.

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO LLC (the “Securitization Issuer” or “ TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), a direct subsidiary of TICC, and the notes are secured by the assets held by the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the Securitization Issuer. For further information on the securitization, see Note 8.

The Company consolidated the results of its subsidiaries, Holdings and TICC CLO, in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO have received security interests in the assets owned by TICC CLO and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Holdings, and its indirect subsidiary, TICC CLO.

USE OF ESTIMATES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

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

INVESTMENT VALUATION

The most significant estimate inherent in the preparation of TICC’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes. TICC is required to specifically fair value each individual investment on a quarterly basis.

In May 2011, the FASB issued an update to requirements relating to “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 with early adoption prohibited. The adoption of this update will not have a material impact on its consolidated financial statements; however, certain investments will not be valued under the highest and best use concept and TICC will enhance the disclosures in its consolidated financial statements.

TICC adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of TICC’s investments are based upon “Level 3” inputs.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, TICC has engaged third-party valuation firms to provide assistance in valuing its bilateral investments and, more recently, for certain of its syndicated loans, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment.

TICC’s process for determining the fair value of a bilateral investment begins with determining the enterprise value of the portfolio company. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. The fair value of TICC’s investment is based, in part, on the enterprise value at which the portfolio company could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The liquidity event whereby TICC exits a private investment is generally the sale, the recapitalization or, in some cases, the initial public offering of the portfolio company.

There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which TICC derives a single estimate of enterprise value. To determine the enterprise value of a portfolio company, TICC analyzes the historical and projected financial results, as well as the nature and value of any collateral. TICC also uses industry valuation benchmarks and public market comparables. TICC also considers other events, including private mergers and acquisitions, a purchase transaction, public offering or subsequent debt or equity sale or restructuring, and include these events in the enterprise valuation process. TICC generally requires portfolio companies to provide annual audited and quarterly unaudited financial statements, as well as annual projections for the upcoming fiscal year.

Typically, TICC’s bilateral debt investments are valued on the basis of a fair value determination arrived at through an analysis of the borrower’s financial and operating condition or other factors, as well as consideration of the entity’s enterprise value. The types of factors that TICC may take into account in valuing its investments include: market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, among other factors. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidity events. The determined equity values are generally discounted when TICC has a minority position, restrictions on resale, specific concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

TICC will record unrealized depreciation on bilateral investments when TICC believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. To the extent that TICC believes that it has become probable that a loan is not collectible or probable that an equity investment is not realizable, TICC will classify that amount as a realized loss. TICC will record unrealized appreciation if TICC believes that the underlying portfolio company has appreciated in value and TICC’s equity security has also appreciated in value. Changes in fair value, other than such changes that are considered probable of non-collection or non-realization, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Under the valuation procedures approved by TICC’s Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of TICC’s bilateral investments for which market quotations are not readily available that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of those third-party valuations of TICC’s portfolio securities is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. TICC Management also retains the authority to seek, on TICC’s behalf, additional third party valuations with respect to both TICC’s bilateral portfolio securities and TICC’s syndicated loan investments. TICC’s Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that TICC owns may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. TICC has considered the factors described in ASC 820-10 and has determined that TICC is properly valuing the securities in its portfolio.

During the past several quarters, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales(1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)

Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	($4.1)	($8.8)	($1.3)	($0.3)	($2.7)	$0.1	$0.3	($16.8)

(1)	Includes PIK interest of approximately $1.5 million and rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2010, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68.5	$0.0	$0.0	$68.5
Senior Secured Notes	0.0	0.0	173.9	173.9
CLO Debt	0.0	0.0	50.4	50.4
CLO Equity	0.0	0.0	8.9	8.9
Subordinated Notes	0.0	0.0	6.0	6.0
Common Stock	0.0	0.0	5.8	5.8
Preferred Shares	0.0	0.0	2.0	2.0
Warrants to purchase equity	0.0	0.0	0.5	0.5

Total	$68.5	$0.0	$247.5	$316.0

A reconciliation of the fair value of investments for the year ended December 31, 2010, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2009	$180.1	$4.9	$2.2	$2.7	$5.5	$0.0	$0.5	$195.9
Realized Losses included in earnings	(42.4)	0.0	0.0	0.0	0.0	0.0	0.0	(42.4)
Unrealized appreciation (depreciation) included in earnings	63.7	15.0	1.8	0.8	(0.1)	1.2	0.0	82.4
Accretion of discount	4.5	1.1	0.0	0.0	0.0	0.0	0.0	5.6
Purchases	88.1	31.5	4.9	3.9	0.4	0.8	0.0	129.6
Repayments and Sales(1)	(120.1)	(2.1)	0.0	(1.4)	0.0	0.0	0.0	(123.6)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$18.7	$15.0	$1.8	$0.9	($0.1)	$1.1	$0.1	$37.5

(1)	Includes amortization of discounts of approximately $5.6 million and PIK interest of approximately $710,000 and rounding adjustments to reconcile period balances.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2011 and 2010:

	2011		2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$289.9	74.1%	$173.9	70.3%
CLO Debt	51.0	13.0%	50.4	20.4%
CLO Equity	39.3	10.0%	8.9	3.6%
Subordinated Notes	4.9	1.3%	6.0	2.4%
Common Stock	3.1	0.8%	5.8	2.3%
Preferred Shares	2.5	0.6%	2.0	0.8%
Warrants	0.8	0.2%	0.5	0.2%

Total	$391.5	100.0%	$247.5	100.0%

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2011 the Company recorded PIK interest income of approximately $1,474,000. For the years ended December 31, 2010 and 2009, the Company recorded approximately $710,000 and $162,000 in PIK interest income, respectively.

In addition, the Company recorded original issue discount income of approximately $5,011,000, $5,578,000 and $2,783,000 for the years ended December 31, 2011, 2010 and 2009, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2011 and December 31, 2010 was approximately $408,054,145 and $241,093,000, respectively.

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

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2011 and December 31, 2010, respectively, cash and cash equivalents consisted of:

	December 31, 2011	December 31, 2010
Eurodollar Time Deposit (due 1/3/11)	$—	$68,513,869

Total Cash Equivalents	—	68,513,869
Cash	4,494,793	266,997
Restricted Cash	23,183,698	—

Cash and Cash Equivalents	$27,678,491	$68,780,866

Restricted cash, approximately $23.2 million at December 31, 2011, include amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for the Company’s debt securitization. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Numerator for basic and diluted income per share—net increase in net assets resulting from net investment income	$30,000,141	$24,243,497	$13,491,984
Numerator for basic and diluted income per share—net increase in net assets resulting from operations	$14,208,865	$63,947,441	$35,182,458
Denominator for basic and diluted income per share —weighted average shares	32,433,101	27,253,552	26,624,217
Basic and diluted net investment income per common share	$0.92	$0.89	$0.51
Basic and diluted net increase in net assets resulting from operations per common share	$0.44	$2.35	$1.32

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2011, 2010 and 2009 calendar year was 7.01%, 7.69% and 6.55%, respectively. The current hurdle rate for the 2012 calendar year, calculated as of December 31, 2011, is 5.83%.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consist of the Company’s realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized capital gains and unrealized capital depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized capital appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. For the years ended December 31, 2011, 2010 and 2009, there was no accrual under this methodology.

Incentive fees, based upon pre-incentive fee net investment income, were approximately $2.2 million, $1.4 million and $51,800 for the years ended December 31, 2011, 2010 and 2009, respectively. Under the terms of the Investment Advisory Agreement, there were no capital gains incentive fees earned for any year in this three-year period. The Investment Advisor determined to waive $50,000 of the income incentive fee for the fourth quarter of 2010.

For the year ending December 31, 2011, the capital gains incentive fee expense was approximately $1.1 million and there was no such expense for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

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

For the periods ended December 31, 2011, 2010 and 2009, respectively, TICC incurred investment advisory fees of approximately $7.3 million, $6.4 million and $4.1 million in accordance with the terms of the Investment Advisory Agreement, and incurred approximately $1.1 million, $1.0 million and $1.0 million in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred approximately $70,000, $87,000 and $77,000 for facility costs allocated under the agreement for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, respectively, $2.9 million, $1.8 million and $1.1 million of investment advisory fees remained payable to TICC Management. At December 31, 2011, approximately $605,000 was accrued for compensation expense. At December 31, 2010 and 2009, no compensation expense remained payable.

NOTE 6. OTHER INCOME

Other income includes primarily exit fees and closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2011, 2010 and 2009, respectively, TICC earned approximately $0.9 million, $1.0 million, and $0.1 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2011, 2010 and 2009, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2011, the Company had not issued any commitments to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 8. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2011, the Company’s asset coverage for borrowed amounts was 400%.

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the December 31, 2011 consolidated statements of assets and liabilities. Holdings retained all of the subordinated notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The subordinated notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

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

As of December 31, 2011, there were 45 investments in portfolio companies with a total fair value of approximately $219,696,000, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period from closing until the effective date, the interest charged under the securitization is based on five-month LIBOR, which as of December 31, 2011 was 0.40%. For the year ended December 31, 2011, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.1%. For the year ended December 31, 2011, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $1,243,584. Cash paid for interest during the year ended December 31, 2011 was $0.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

The following are the carrying values and fair values of the Company’s debt liabilities as of December 31, 2011. Fair value is based upon the bid price provided by the placement agent at the measurement date. There were no debt liabilities as of December 31, 2010.

	As of December 31, 2011 (in thousands)		As of December 31, 2010 (in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Class A Notes	$99,711	$95,723	$—	$—

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of December 31, 2011, the Company had deferred financing costs of $2,895,873. Discount on the Notes at the time of issuance totaled approximately $1,588,125. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the year ended December 31, 2011 was approximately $167,000. There was no amortization expense for the year ended December 31, 2010.

NOTE 9. SUBSEQUENT EVENTS

On March 1, 2012, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on March 30, 2012 to holders of record on March 21, 2012.

NOTE 10. FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Per Share Data
Net asset value at beginning of period	$9.85	$8.36	$7.68	$11.94	$13.77

Net investment income(1)	0.92	0.89	0.51	0.91	1.32
Net realized and unrealized capital gains (losses)(2)	(0.47)	1.19	0.81	(2.94)	(1.79)

Total from net investment operations	0.45	2.08	1.32	(2.03)	(0.47)

Distributions from net investment income	(0.99)	(0.81)	(0.60)	(0.98)	(1.37)

Distributions from net realized capital gains	—	—	—	—	(0.05)

Tax return of capital distributions	—	—	—	(0.08)	(0.02)

Total distributions(3)	(0.99)	(0.81)	(0.60)	(1.06)	(1.44)

Effect of shares issued, net of offering expenses	(0.01)	0.22	(0.04)	(1.17)	0.08

Net asset value at end of period	$9.30	$9.85	$8.36	$7.68	$11.94

Per share market value at beginning of period	$11.21	$6.05	$3.80	$9.23	$16.14
Per share market value at end of period	$8.65	$11.21	$6.05	$3.80	$9.23
Total return(4)	(14.19%)	102.39%	81.15%	(50.23%)	(36.26%)
Shares outstanding at end of period	32,818,428	31,886,367	26,813,216	26,483,546	21,563,717

Ratios/Supplemental Data
Net assets at end of period (000’s)	305,102	314,118	224,092	203,367	257,370
Average net assets (000’s)	318,305	243,723	206,183	251,320	277,994
Ratio of expenses to average net assets:
Expenses before incentive fees	3.72%	3.22%	3.38%	5.82%	5.90%
Net investment income incentive fees	0.70%	0.58%	0.02%	0.19%	0.09%

Capital gains incentive fees	0.35%	—	—	—	—

Total ratio of expenses to average net assets	4.77%	3.80%	3.40%	6.01%	5.99%

Ratio of expenses, excluding interest expense, to average net assets	4.38%	3.80%	3.40%	4.10%	3.72%
Ratio of net investment income to average net assets	9.42%	9.95%	6.54%	8.83%	9.78%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
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

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2012
March 1, 2012	March 21, 2012	March 30, 2011	$0.27

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			$0.99

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			$0.81

The tax character of distributions declared and paid in 2011 represented $32,176,536 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no affect on net asset value per share. For 2011, the permanent differences between financial and tax reporting were due to non-deductible excise taxes, gains from unscheduled prepayments, prepayment penalty fees, and capital gains incentive fees, resulting in an increase of distributions in excess of investment income of $477,978, an increase of accumulated net realized losses on investments of $636,387, and a decrease of capital in excess of par value of $1,114,365.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the fund will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The Company has available $55,308,084 of capital losses which can be used to offset future capital gains. If these losses are not utilized, $17,662,375 will expire in 2016, $8,377,450 will expire in 2017, and $29,268,259 will expire in 2018. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal years ended December 31, 2011 and December 31, 2010, the Company had no such capital losses to defer.

As of December 31, 2011, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$273,050
Distributable long-term capital gains (capital loss carry forward)	(55,308,084)
Unrealized depreciation on investments	(16,585,306)

The amounts will be finalized before filing the federal income tax return.

As of December 31, 2010, the components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$438,119
Distributable long-term capital gains (capital loss carry forward)	(59,545,010)
Unrealized appreciation on investments	3,762,465

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2011
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$13,208,818	$11,084,950	$11,134,297	$9,760,125
Net Investment Income	8,312,896	11,615,785	9,523,437	548,023
Net Increase (Decrease) in Net Assets resulting from Operations	6,859,856	(8,415,279)	4,204,646	11,559,642
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted	$0.25	$0.36	$0.29	$0.02
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic and diluted	$0.21	$(0.26)	$0.13	$0.36

	Year Ended December 31, 2010
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$9,138,830	$9,081,118	$8,730,552	$6,556,091
Net Investment Income	6,676,672	6,603,161	6,318,488	4,645,176
Net Increase in Net Assets resulting from Operations	23,918,817	12,442,822	9,601,956	17,983,846
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic and diluted(1)	$0.24	$0.25	$0.24	$0.17
Net Increase in Net Assets resulting from Operations, per common share, basic and diluted(1)	$0.84	$0.46	$0.36	$0.67

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2010 due to rounding.

NOTE 13. RISK DISCLOSURES

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

As a business development company, the Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of its Board of Directors. Decreases in the market values or fair values of the Company’s investments are recorded as unrealized depreciation. Depending on market conditions, the Company could incur substantial losses in future periods, which could have a material adverse impact on its business, financial condition and results of operations.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2011.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 66 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 67 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).

11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2012	TICC CAPITAL CORP.

/S/ JONATHAN H. COHEN
Jonathan H. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2012	/S/ CHARLES M. ROYCE
Charles M. Royce Chairman of the Board of Directors

Date: March 15, 2012	/S/ JONATHAN H. COHEN
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2012	/S/ PATRICK F. CONROY
Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)

Date: March 15, 2012	/S/ STEVEN P. NOVAK
Steven P. Novak Director

Date: March 15, 2012	/S/ G. PETER O’BRIEN
G. Peter O’Brien Director

Date: March 15, 2012	/S/ TONIA L. PANKOPF
Tonia L. Pankopf Director