Form 10-Q
period 2012-03-31
TICC Capital Corp.
filed 2012-05-10
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 9, 2012 was 37,754,774.

TICC CAPITAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Non-affiliated/non-control investments (cost: $418,041,284 @ 3/31/12; $372,091,255 @ 12/31/11)	$429,372,564	$375,793,839
Control investments (cost: $17,453,000 @ 3/31/12; $17,434,371 @ 12/31/11)	16,700,000	15,675,000
Total investments at fair value	446,072,564	391,468,839
Cash and cash equivalents	30,726,275	4,494,793
Restricted cash	11,776,290	23,183,698
Deferred debt issuance costs	2,820,451	2,895,873
Interest and distributions receivable	3,822,288	1,837,882
Other assets	173,101	238,485
Total assets	$495,390,969	$424,119,570
LIABILITIES
Notes payable, net of discount	$99,763,301	$99,710,826
Accrued interest payable	529,528	1,076,113
Investment advisory fee payable to affiliate	3,336,688	2,895,799
Accrued capital gains incentive fee to affiliate	2,174,412	1,108,749
Securities purchased not settled	30,016,336	13,352,500
Accrued expenses	1,055,842	873,592
Total liabilities	136,876,107	119,017,579

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 37,754,774 and
32,818,428 issued and outstanding, respectively	377,548	328,184
Capital in excess of par value	422,386,613	376,991,540
Net unrealized appreciation on investments	10,578,280	1,943,213
Accumulated net realized losses on investments	(70,014,327)	(70,308,108)
Distributions in excess of investment income	(4,813,252)	(3,852,838)
Total net assets	358,514,862	305,101,991

Total liabilities and net assets	$495,390,969	$424,119,570

Net asset value per common share	$9.50	$9.30

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5)(6)(9)	$4,910,714	$4,835,074	$4,665,178
		(10.00%, due March 25, 2015)

AKQA, Inc.	advertising	senior secured notes(4)(6)(9)	5,896,448	5,896,448	5,778,513
		(4.98%, due March 20, 2013)

Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)	14,550,000	14,453,000	14,550,000
(d/b/a "Ai Squared")		(9.84%, due September 11, 2013)

American Integration Technologies, LLC	semiconductor capital	senior secured notes(4)(5)	23,401,906	21,388,002	22,699,849
	equipment	(11.75%, due December 31, 2013)

Anchor Glass Container Corporation	packaging and glass	senior secured notes(4)(9)	4,957,465	4,957,465	4,955,928
		(6.00%, due March 2, 2016)

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)	4,875,000	4,736,351	4,835,415
		(6.50%, due April 27, 2017)

Band Digital Inc.	IT consulting	senior secured notes(4)(6)	1,900,500	1,900,500	1,900,500
(F/K/A "WHITTMANHART, Inc.")		(15.58%, due December 31, 2012)

Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(9)	3,500,000	3,431,004	3,478,125
		(7.50%, due February 15, 2018)

		second lien senior secured notes(4)(5)	5,214,286	5,143,563	5,279,465
		(11.50%, due August 15, 2018)

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(5)(9)	1,875,000	1,863,386	1,856,250
		(8.75%, due December 17, 2017)

CHS/Community Health Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9)(10)	3,879,093	3,644,803	3,821,411
		(4.03%, due July 25, 2014)

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5)(6)(9)	4,950,000	4,893,214	4,752,000
		(7.00%, due December 28, 2016)

		second lien senior secured notes(4)(5)	5,333,333	5,284,988	5,226,667
		(9.50%, due May 13, 2018)

Diversified Machine, Inc.	auto parts manufacturer	first lien senior secured notes(4)(5)(6)(9)	4,987,500	4,917,320	4,975,031
		(9.25%, due December 1, 2016)

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(9)	4,962,500	4,824,900	4,912,875
		(5.50%, due June 27, 2017)

Emdeon, Inc.	healthcare	senior secured notes(4)(5)(6)(9)	1,945,125	1,889,308	1,970,256
		(6.75%, due November 2, 2018)

Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(6)(9)	9,975,000	9,878,101	9,975,000
		(7.75%, due December 28, 2016)

GenuTec Business Solutions, Inc.	interactive voice messaging	senior secured notes(4)(5)(7)	3,476,000	3,163,772	-
	services	(0.0%, due October 30, 2014)

Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(9)	5,000,000	4,944,020	5,017,500
		(5.25%, due November 5, 2016)

Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(9)	5,803,636	5,705,997	5,790,578
		(7.00%, due December 14, 2017)

Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(9)	4,860,748	4,781,909	4,882,039
		(5.75%, due October 28, 2016)

GRD Holding III	retail	senior secured notes(4)(5)(6)(9)	3,950,000	3,573,132	3,643,875
		(8.75%, due October 5, 2017)

Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(9)	5,000,000	4,915,000	4,975,000
		(7.00%, due April 3, 2017)

GXS Worldwide Inc.	business services	senior secured notes(5)(9)	8,000,000	7,912,507	7,840,000
		(9.75%, due June 15, 2015)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

MARCH 31, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes - (continued)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)	$4,455,011	$4,437,671	$4,455,011
		(7.00%, due March 21, 2017)

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9)	4,477,500	4,325,702	4,522,275
		(7.25% , due August 19, 2018)

Integra Telecom Holdings, Inc.	telecommunication services	first lien senior secured notes(4)	7,843,984	7,441,887	7,441,588
		(9.25%, due August 15, 2015)

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(9)	7,000,000	6,730,473	6,440,000
		(6.49% , due December 1, 2013)

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)	3,970,000	3,970,000	3,984,888
		(5.50%, due July 1, 2017)

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9)	6,261,343	6,226,877	5,603,902
		(11.75% cash/2.69% PIK, due November 15, 2013)

Mirion Technologies, Inc.	utilities	senior secured notes(4)(9)	2,500,000	2,450,000	2,450,000
		(6.25%, due March 30, 2018)

National Healing Corp.	healthcare	senior secured notes(4)(5)(6)(9)	5,985,000	5,696,654	5,865,300
		(8.25%, due November 30, 2017)

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)	10,625,000	10,046,782	10,208,819
		(7.00%, due January 27, 2016)

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(9)	2,536,659	2,432,208	2,466,901
		(7.75%, due April 17, 2013)
		second lien senior secured notes(3)(5)	6,000,838	4,408,383	5,550,775
		(0.00% Cash/13.00% PIK, due April 15, 2014)

Petco, Inc.	retail	senior secured notes(4)(5)(6)(9)	4,949,495	4,728,801	4,944,545
		(4.50%, due November 24, 2017)

Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9)	2,985,000	2,961,184	2,966,344
		(6.50%, due February 12, 2017)

Power Tools, Inc.	software	senior secured notes(4)(5)(6)	7,500,000	7,455,340	6,975,000
		(12.00%, due May 16, 2014)

Presidio IS Corp.	business services	senior secured notes(4)(6)(9)	4,617,785	4,617,785	4,663,963
		(7.25%, due March 31, 2017)

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(6)(9)	4,950,000	4,908,882	2,970,000
		(9.25%, due March 23, 2017)

Renaissance Learning	education	senior secured notes(4)(5)(6)(9)	3,980,000	3,829,071	3,980,000
		(7.75%, due October 19, 2017)

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(9)	5,400,000	5,301,225	5,296,482
		(10.00%, due May 18, 2018)

Shield Finance Co.	software	first lien term notes(4)(5)(9)(10)(11)	3,761,142	3,638,934	3,779,948
		(7.75%, due June 15, 2016)

SkillSoft Corporation	business services	senior secured notes(4)(5)(9)	5,000,000	4,954,141	4,996,250
		(6.50%, due May 26, 2017)

SonicWall, Inc.	software	first lien senior secured notes(4)(5)(6)(9)	878,226	856,248	878,226
		(8.25%, due January 23, 2016)
		second lien senior secured notes(4)(5)(9)	5,000,000	4,878,255	5,100,000
		(12.00%, due January 23, 2017)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

MARCH 31, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes - (continued)

SourceHOV, LLC	business services	second lien senior secured notes(4)(5)	$8,000,000	$7,671,056	$6,250,000
		(10.50%, due May 19, 2018)

Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(9)	2,750,000	2,696,020	2,743,125
		(7.27%, due February 1, 2018)

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9)	9,753,000	9,138,753	8,497,301
		(12.00%, due March 29, 2015)

Sunquest Information Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9)	4,962,500	4,860,525	4,950,094
		(6.25%, due December 16, 2016)

Syniverse Holdings, Inc.	telecommunication services	senior secured notes(4)(5)(6)(9)	3,969,849	3,831,218	3,979,774
		(5.25%, due December 21, 2017)

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(9)	4,687,500	4,645,414	4,640,625
		(9.75%, due June 9, 2017)

Unitek Global Services, Inc.	IT consulting	tranche B term loan (4)(5)(6)(9)	7,920,000	7,700,939	7,761,600
		(9.00%, due April 15, 2018)

US FT HoldCo. Inc.	financial intermediaries	senior secured notes(4)(5)(6)(9)	5,985,000	5,834,141	5,980,032
(A/K/A Fundtech)		(7.50%, due November 30, 2017)

Vision Solutions, Inc	software	second lien senior secured notes(4)(5)(9)	10,000,000	9,912,259	9,600,000
		(9.50%, due July 23, 2017)

WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(6)(9)(10)	4,904,167	4,360,670	4,848,995
		(7.00%, due October 27, 2017)

Total Senior Secured Notes				$305,881,262	$302,573,218	84.4%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6)	$797,500	$797,351	$765,042
		(11.74%, due February 28, 2013)

Shearer's Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(9)	4,261,646	4,185,575	4,091,180
		(12.00% Cash/3.75% PIK, due March 31, 2016)

Total Subordinated Notes				$4,982,926	$4,856,222	1.3%

Collateralized Loan Obligation - Debt Investments

Avenue CLO V LTD 2007-5A, 5X D1	structured finance	CLO secured notes(4)(5)(10)(11)	$4,574,756	$2,370,298	$2,903,827
		(4.01%, due April 25, 2019)

Canaras CLO - 2007-1A E	structured finance	CLO secured notes(4)(5)(10)(11)	3,500,000	1,906,169	2,485,000
		(4.82%, due June 19, 2021)

CIFC CLO - 2006-1A B2L	structured finance	CLO secured notes(4)(5)(10)(11)	3,247,284	1,702,246	2,296,966
		(4.56%, due October 20, 2020)

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(10)(11)	5,391,000	4,164,042	3,638,925
		(4.26%, due April 23, 2021)

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(10)(11)	2,612,988	1,673,936	2,064,261
		(5.24%, due June 1, 2017)

Harbourview CLO VI LTD 6 6X D	structured finance	CLO secured notes(4)(5)(10)(11)	5,000,000	3,250,122	3,250,000
		(4.17%, due December 27, 2019)

Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(10)(11)	4,819,262	2,636,380	3,650,591
		(5.56%, due October 22, 2017)

Hewetts Island CDO 2007 - 1RA E	structured finance	CDO secured notes(4)(5)(10)(11)	3,132,057	1,911,176	2,505,645
		(7.26%, due November 12, 2019)

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(6)(10)(11)	6,416,825	3,619,779	5,275,762
		(6.27%, due August 9, 2017)

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(10)(11)	7,897,268	5,630,847	6,076,948
		(5.07%, due May 9, 2018)

Kingsland LTD 2007 4A E	structured finance	CDO secured notes(4)(5)(10)(11)	4,000,000	2,500,814	2,500,000
		(3.92%, due April 16, 2021)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

MARCH 31, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Collateralized Loan Obligation - Debt Investments - (continued)

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)(10)(11)	$3,646,669	$2,283,044	$2,906,395
		(5.74%, due June 1, 2017)

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)(10)(11)	2,828,018	1,601,927	1,923,052
		(4.22%, due December 15, 2018)

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(10)(11)	4,000,000	1,962,736	2,640,000
		(4.33%, due April 11, 2021)

Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(10)(11)	5,000,000	2,940,230	4,150,000
		(7.07%, due July 25, 2018)

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(10)(11)	3,322,992	1,926,260	2,342,710
		(4.41%, due October 26, 2020)

Marlborough Street CLO LTD 2007 1A E	structured finance	CLO secured notes(4)(5)(10)(11)	3,000,000	2,070,105	2,070,000
		(4.21%, due April 18, 2019)

Muir Grove CLO LTD 2007 1X E	structured finance	CLO secured notes(4)(5)(10)(11)	7,690,915	6,768,988	6,768,005
		(8.56%, due March 25, 2020)

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(10)(11)	3,649,700	2,106,697	2,500,045
		(5.08%, due June 27, 2022)

Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(10)(11)	2,834,633	2,179,867	1,927,551
		(5.32%, due July 15, 2021)

Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(10)(11)	9,900,000	4,442,410	6,633,000
		(4.51%, due October 20, 2022)

Total Collateralized Loan Obligation - Debt Investments				$59,648,073	$70,508,683	19.7%

Collateralized Loan Obligation - Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(10)(11)	$-	$2,200,000	$4,200,000

ACA CLO 2007-1a sub	structured finance	CLO preferred equity(10)(11)		10,583,500	10,248,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(10)(11)	-	4,355,000	4,275,000

GALE 2007-4A CLO	structured finance	CLO income notes(10)(11)	-	1,965,000	2,400,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(10)(11)	-	4,110,000	4,800,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinates notes(10)(11)	-	3,639,870	3,491,800

Jersey Street 2006-1A CLO LTD	structured finance	CLO income notes(10)(11)	-	4,924,238	4,554,550

Kingsland LTD 2007-4X Sub	structured finance	CLO income notes(10)(11)	-	402,500	490,000

Lightpoint CLO 2005-3X	structured finance	CLO income notes(10)(11)	-	3,330,000	3,183,750

Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes(10)(11)	-	1,562,500	1,630,000

Marlborough Street 2007-1A	structured finance	CLO income notes(10)(11)	-	1,739,000	1,974,000

OCT11 2007-1A CLO	structured finance	CLO income notes(10)(11)	-	2,434,162	2,475,000

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes(10)(11)	-	3,412,500	2,940,000

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes(10)(11)	-	4,945,500	6,767,000

Stone Tower CLO LTD 2007 7X	structured finance	CLO subordinated notes(10)(11)	-	6,265,391	6,265,000

Total Collateralized Loan Obligation - Equity Investments				$55,869,161	$59,694,100	16.7%

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$-	$3,000,000	$2,150,000
(d/b/a "Ai Squared")

Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	-	1,712,397	2,750,374

Pegasus Solutions, Inc.	enterprise software	common equity(7)	-	62,595	273,081

Stratus Technologies, Inc.	computer hardware	common equity(7)	-	377,928	-

Total Common Stock Investments				$5,152,920	$5,173,455	1.4%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012
(unaudited)

			PRINCIPAL			% of Net
COMPANY(1)	INDUSTRY	INVESTMENT	AMOUNT	COST	FAIR VALUE(2)	Assets

Preferred Equity

GenuTec Business Solutions, Inc.	interactive voice messaging
	services	convertible preferred stock(7)	$-	$1,500,000	$-

Pegasus Solutions, Inc.	enterprise software	preferred equity(3)	-	1,198,320	1,939,648
		(14.00% PIK dividend)

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	-	186,622	329,238

Total Preferred Equity Investments				$2,884,942	$2,268,886	0.6%

Warrants

Band Digital Inc.	IT consulting	warrants to purchase common stock(7)	$-	$-	$-
(F/K/A "WHITTMANHART, Inc.")

Fusionstorm, Inc.	IT value - added reseller	warrants to purchase common stock(7)	-	725,000	578,000

Power Tools, Inc.	software	warrants to purchase common stock(7)	-	350,000	420,000

Total Warrants				$1,075,000	$998,000	0.3%

Total Investments				$435,494,284	$446,072,564	124.4%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $16,523,827 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $25,838,923; aggregate gross unrealized depreciation for federal income tax purposes is $33,789,162. Net unrealized depreciation is $7,950,239 based upon a tax cost basis of $454,022,803.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	Indicates assets that the Company believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Investment not domiciled in the United States.

See Accompanying Notes.

 TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5)(6)(9) (10.00%, due March 25, 2015)	$5,476,190	$5,386,864	$5,465,950

AKQA, Inc.	advertising	senior secured notes(4)(6)(9) (5.09%, due March 20, 2013)	7,730,214	7,730,214	7,575,604

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	14,550,000	14,434,371	14,550,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	21,116,076	22,582,839

Anchor Glass Container Corporation	packaging and glass	senior secured notes(4)(9) (6.00%, due March 2, 2016)	4,957,465	4,957,465	4,932,678

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(9) (6.50%, due April 27, 2017)	4,937,500	4,793,262	4,816,531

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2012)	1,900,000	1,900,000	1,900,000

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9) (8.75%, due December 17, 2017)	1,875,000	1,858,003	1,781,250

CHS/Community Health Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9)(10) (3.96%, due July 25, 2014)	3,979,849	3,714,932	3,838,087

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5)(9) (7.00%, due December 28, 2016)	4,950,000	4,890,742	4,702,500

		second lien senior secured notes(4)(5) (9.50%, due May 13, 2018)	5,333,333	5,283,543	5,226,667

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(9) (9.25%, due December 1, 2016)	5,000,000	4,926,898	4,987,500

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(9) (5.50%, due June 27, 2017)	4,975,000	4,831,896	4,825,750

Emdeon, Inc.	healthcare	senior secured notes(4)(5)(6)(9) (6.75%, due November 2, 2018)	1,950,000	1,892,562	1,964,625

Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(9) (7.75%, due December 28, 2016)	10,000,000	9,900,000	9,950,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,152,069	2,000,000

Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(6)(9) (5.25%, due November 5, 2016)	5,000,000	4,941,392	5,000,000

Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(9) (7.00%, due December 14, 2017)	5,818,182	5,717,186	5,727,302

Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(9) (5.75%, due October 28, 2016)	4,860,748	4,778,271	4,847,916

GRD Holding III	retail	senior secured notes(4)(5)(6)(9) (8.75%, due October 5, 2017)	4,000,000	3,610,953	3,520,000

GXS Worldwide Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,906,828	7,440,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes—(continued)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(9) (7.00%, due March 21, 2017)	$4,466,250	$4,448,122	$4,393,673

Hyland Software, Inc.	enterprise software	senior secured notes(4)(5)(6)(9) (5.75%, due December 19, 2016)	2,852,555	2,798,057	2,809,767

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(9) (7.25%, due August 19, 2018)	4,488,750	4,332,486	4,508,949

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(9) (6.55%, due December 1, 2013)	7,000,000	6,693,859	6,440,000

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9) (6.50%, due July 1, 2017)	3,980,000	3,980,000	3,960,100

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9) (11.75% cash/2.62% PIK, due November 15, 2013)	6,219,910	6,180,828	5,867,428

National Healing Corp.	healthcare	senior secured notes(4)(5)(9) (8.25%, due November 30, 2017)	6,000,000	5,702,372	5,760,000

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9) (7.00%, due January 27, 2016)	10,766,667	10,153,496	10,416,750

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(9) (7.75%, due April 17, 2013)	2,577,942	2,448,984	2,496,299

		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,000,838	4,283,558	5,640,788

Petco, Inc.	retail	senior secured notes(4)(9) (4.50%, due November 24, 2017)	5,000,000	4,768,740	4,865,000

Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (6.50%, due February 12, 2017)	2,992,500	2,967,686	2,955,094

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	8,000,000	7,947,337	7,200,000

Presidio IS Corp.	business services	senior secured notes(4)(6)(9) (7.25%, due March 31, 2017)	4,743,590	4,743,590	4,672,436

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(9) (6.50%, due March 23, 2017)	4,962,500	4,917,481	3,870,750

RCN Telecom Services, LLC	cable/satellite television	senior secured notes(4)(5)(9) (6.50%, due August 26, 2016)	4,974,811	4,890,594	4,878,847

Renaissance Learning	education	senior secured notes(4)(5)(9) (7.75%, due October 19, 2017)	3,990,000	3,833,900	3,920,175

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(9) (10.00%, due May 18, 2018)	5,400,000	5,298,371	5,319,000

Shield Finance Co.	software	first lien term notes(4)(5)(9)(10)(11) (7.75%, due June 15, 2016)	3,790,914	3,662,185	3,781,437

SkillSoft Corporation	business services	senior secured notes(4)(5)(6)(9) (6.50%, due May 26, 2017)	5,000,000	4,952,306	4,952,100

SonicWall, Inc.	software	first lien senior secured notes(4)(5)(9) (8.27%, due January 23, 2016)	1,071,774	1,043,499	1,071,774

		second lien senior secured notes(4)(5)(9) (12.00%, due January 23, 2017)	5,000,000	4,873,705	4,950,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes—(continued)

SourceHOV, LLC	business services	second lien senior secured notes(4)(5) (10.50%, due May 19, 2018)	$8,000,000	$7,661,825	$6,560,000

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,753,000	9,098,094	9,753,000

Sunquest Information Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9) (6.25%, due December 16, 2016)	4,975,000	4,868,469	4,912,813

Syniverse Holdings, Inc.	telecommunication services	senior secured notes(4)(5)(6)(9) (5.25%, due December 21, 2017)	3,979,900	3,836,252	3,971,622

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(9) (9.75%, due June 9, 2017)	4,687,500	4,643,890	4,593,750

Unitek Global Services, Inc.	IT consulting	tranche B term loan(4)(5)(9) (9.00%, due April 15, 2018)	7,940,000	7,713,041	7,701,800

US FT HoldCo. Inc. (A/K/A US FT HoldCo. Inc.)	financial intermediaries	senior secured notes(4)(5)(6)(9) (7.50%, due November 30, 2017)	6,000,000	5,844,017	5,880,000

Vision Solutions, Inc.	software	second lien senior secured notes(4)(5)(9) (9.50%, due July 23, 2017)	10,000,000	9,908,753	9,600,000

WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(9)(10) (7.00%, due October 27, 2017)	5,000,000	4,428,688	4,575,000

Total Senior Secured Notes				$290,647,712	$289,913,551	95.0%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	$1,022,500	$1,022,351	$962,939

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(9) (12.00% Cash/3.75% PIK, due March 31, 2016)	4,221,193	4,141,875	3,967,921

Total Subordinated Notes				$5,164,226	$4,930,860	1.6%

Collateralized Loan Obligation—Debt Investments

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5)(10)(11) (3.87%, due April 25, 2019)	$4,574,756	$2,327,337	$2,511,999

Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.91%, due June 19, 2021)	3,500,000	1,884,762	2,152,500

CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5)(10)(11) (4.41%, due October 20, 2020)	3,247,284	1,679,332	2,061,863

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.12%, due April 23, 2021)	5,391,000	4,140,712	3,180,690

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(10)(11) (5.28%, due June 1, 2017)	2,612,988	1,644,453	1,835,624

Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(10)(11) (5.42%, due October 22, 2017)	4,819,262	2,580,789	3,108,424

Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(10)(11) (7.20%, due November 12, 2019)	3,132,057	1,890,861	2,380,363

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(6)(10)(11) (6.19%, due August 9, 2017)	6,456,937	3,587,739	5,072,944

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(10)(11) (4.99%, due May 9, 2018)	7,897,268	5,575,257	5,176,396

Landmark V CDO LTD.	structured finance	CDO senior secured notes(4)(5)(6)(10)(11) (5.78%, due June 1, 2017)	3,646,669	2,243,178	2,511,825

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)(10)(11) (4.30%, due December 15, 2018)	2,828,018	1,575,173	1,753,371

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Asset
Collateralized Loan Obligation - Debt Investments — (continued)

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(10)(11) (4.14%, due April 11, 2021)	$4,000,000	$1,935,665	$2,360,000
Liberty CDO LTD 2005-1A C	structured finance	CDO secured notes(4)(5)(6)(10)(11) (2.33%, due November 1, 2017)	1,986,259	1,155,372	1,311,924
Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(10)(11) (6.90%, due July 25, 2018)	5,000,000	2,896,267	3,700,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(10)(11) (4.27%, due October 26, 2020)	3,322,992	1,903,601	1,993,795
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(10)(11) (4.90%, due June 27, 2022)	3,649,700	2,079,669	2,189,820
Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(10)(11) (5.15%, due July 15, 2021)	2,834,633	2,168,472	1,686,607
Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(10)(11) (4.20%, due October 20, 2022)	9,900,000	4,389,696	5,940,000

Total Collateralized Loan Obligation—Debt Investments				$45,658,335	$50,928,145	16.7%

Collateralized Loan Obligation—Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(10)(11)	$—	$2,200,000	$3,750,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(10)(11)	—	4,355,000	3,825,000

GALE 2007-4A CLO	structured finance	CLO income notes(10)(11)	—	1,965,000	1,950,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(10)(11)	—	4,110,000	4,560,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinates notes(10)(11)	—	3,639,870	2,729,350

Jersey Street 2006-1A CLO LTD.	structured finance	CLO income notes(10)(11)	—	4,924,237	4,229,225

Kingsland LTD 2007-4X Sub.	structured finance	CLO income notes(10)(11)	—	402,500	376,250

Lightpoint CLO 2005-3X	structured finance	CLO income notes(10)(11)	—	3,330,000	3,116,250

Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes(10)(11)	—	1,562,500	1,360,000

Marlborough Street 2007-1A	structured finance	CLO income notes(10)(11)	—	1,739,000	1,504,000

OCT11 2007-1A CLO	structured finance	CLO income notes(10)(11)	—	2,434,162	2,351,250

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes(10)(11)	—	3,412,500	2,870,000

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes(10)(11)	—	4,945,500	6,666,000

Total Collateralized Loan Obligation—Equity Investments				$39,020,269	$39,287,325	12.9%

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$—	$3,000,000	$1,125,000
(d/b/a “Ai Squared”)

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	1,051,271

Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	959,999

Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—

Total Common Stock Investments				$5,152,920	$3,136,270	1.0%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	$—	$1,500,000	$—

Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,120,542	2,176,237

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	318,451

Total Preferred Equity Investments				$2,807,164	$2,494,688	0.8%

Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock (7)	$—	$—	$—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock (7)	—	725,000	578,000
Power Tools, Inc.	software	warrants to purchase common stock(7)	—	350,000	200,000

Total Warrants				$1,075,000	$778,000	0.3%

Total Investments				$389,525,626	$391,468,839	128.3%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $16,441,941 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision. For the year ending December 31, 2011, total PIK income is $1,474,475, which is derived from the following investments with a PIK provision: Merrill Communications, LLC ($150,893), Pegasus Solutions, Inc. ($710,143), Pegasus Solutions, Inc. Preferred Equity ($463,295) and Shearer’s Food Inc. ($150,144). See also Note 2 to the Consolidated Financial Statements.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,879,992; aggregate gross unrealized depreciation for federal income tax purposes is $35,465,298. Net unrealized depreciation is $16,585,306 based upon a tax cost basis of $408,054,145.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	Indicates assets that the Company believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Investment not domiciled in the United States.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$8,710,252	$6,889,920
Distributions from securitization vehicles and equity investments	5,549,647	2,328,850
Commitment, amendment fee income and other income	107,355	159,101
Total investment income from non-affiliated/non-control investments	14,367,254	9,377,871
From control investments:
Interest income - debt investments	380,351	382,254
Total investment income	14,747,605	9,760,125
EXPENSES
Compensation expense	270,334	238,064
Investment advisory fees	2,143,357	1,614,443
Professional fees	790,827	293,272
Interest expense and other debt financing expenses	836,777	-
General and administrative	292,797	218,884
Total expenses before incentive fees	4,334,092	2,364,663
Net investment income incentive fees	1,193,330	378,110
Capital gains incentive fees	1,065,663	6,469,329
Total incentive fees	2,258,993	6,847,439
Total expenses	6,593,085	9,212,102
Net investment income	8,154,520	548,023
Net change in unrealized appreciation on investments	8,635,067	9,116,198
Net realized gains on investments	293,781	1,895,421
Net increase in net assets resulting from operations	$17,083,368	$11,559,642

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.24	$0.02
Net increase in net assets resulting from operations per
common share:
Basic and diluted	$0.51	$0.36
Weighted average shares of common stock outstanding:
Basic and diluted	33,410,298	31,912,859

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Increase in net assets from operations:
Net investment income	$8,154,520	$30,000,141
Net realized gains on investments	293,781	3,600,539
Net change in unrealized appreciation on investments	8,635,067	(19,391,815)

Net increase in net assets resulting from operations	17,083,368	14,208,865

Distributions to shareholders	(10,180,597)	(32,176,536)

Capital share transactions:
Issuance of common stock (net of offering costs of
$2,645,162 and $318,630, respectively)	46,034,340	6,360,019
Reinvestment of dividends	475,760	2,592,102

Net increase in net assets from capital share transactions	46,510,100	8,952,121

Total increase (decrease) in net assets	53,412,871	(9,015,550)
Net assets at beginning of period	305,101,991	314,117,541
Net assets at end of period (including over distributed
net investment income of $4,813,252 and $3,852,838, respectively)	$358,514,862	$305,101,991
Capital share activity:
Shares sold	4,887,500	651,599
Shares issued from reinvestment of dividends	48,846	280,462

Net increase in capital share activity	4,936,346	932,061

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$17,083,368	$11,559,642
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(1,374,281)	(1,202,451)
Increase in investments due to PIK	(197,665)	(72,439)
Purchases of investments	(40,847,413)	(102,418,228)
Repayments of principal and reductions to investment cost value	4,425,573	57,834,068
Proceeds from the sale of investments	8,982,745	8,407,096
Net realized gains on investments	(293,781)	(1,895,421)
Net change in unrealized appreciation on investments	(8,635,067)	(9,116,198)
Amortization of discount on notes payable and deferred debt issuance costs	127,897	-
Increase in interest and distributions receivable	(1,984,406)	(1,169,050)
Increase (decrease) in other assets	65,384	(21,052)
Decrease in accrued interest payable	(546,585)	-
Increase in investment advisory fee payable	440,889	231,657
Increase in accrued capital gains incentive fee	1,065,663	6,469,329
Increase in accrued expenses	182,250	136,069
Net cash used by operating activities	(21,505,429)	(31,256,978)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	11,407,408	-
Net cash provided by investing activities	11,407,408	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	$48,679,502	$3,177,010
Offering expenses from the issuance of common stock	(2,645,162)	(63,541)
Distributions paid (net of stock issued under dividend reinvestment plan of
$475,760 and $641,626, respectively)	(9,704,837)	(7,031,323)
Net cash provided (used) by financing activities	36,329,503	(3,917,854)

Net increase (decrease) in cash and cash equivalents	26,231,482	(35,174,832)

Cash and cash equivalents, beginning of period	4,494,793	68,780,866

Cash and cash equivalents, end of period	$30,726,275	$33,606,034

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$475,760	$641,626

SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$30,016,336	$-
Cash paid for interest	$1,255,466	$-

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 and as such we have adopted this ASU beginning with the quarter ended March 31, 2012. TICC has increased its disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on TICC’s financial position or results of operations.

TICC adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at March 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	291.9	302.6
CLO Debt	0.0	0.0	70.5	70.5
CLO Equity	0.0	0.0	59.7	59.7
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	5.1	5.1
Preferred Shares	0.0	0.0	2.3	2.3
Warrants to purchase equity	0.0	0.0	1.0	1.0

Total	$0.0	$10.7	$435.4	$446.1

Significant Unobservable Inputs for Level 3 Investments

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2012. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity, and cost basis for other investments related calculations.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
		Valuation
	Fair Value as of	Techniques/	Unobservable	Range/Weighted
Assets	March 31, 2012	Methodologies	Input	Average
Corporate debt investments
syndicated	$249.9	market quotes	NBIB (1)	60.0% - 102.0% / 96.26%
bilateral	46.9	third-party(2)/enterprise value	EBITDA(3)	$2.680 - $20.812 / $12.113
			market multiples(3)	3.75x - 6.0x / 4.9x
			ICR(4)	2-5 / 2.4
CLO Debt	70.5	market quotes	NBIB(1)	62.5% - 88.0% / 76.09%
CLO Equity	59.7	market quotes	NBIB(1)	67.0%- 100.0% / 81.26%
Other investments	8.4	third-party(2)/enterprise value/ discounted cash flows	EBITDA(3) discount rates(5)	$2.680 - $44.309 / $19.568 17.0% - 27.0% / 22.6%
Total Fair Value for Level 3 Investments	$435.4

(1)	The Company generally uses broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit rating (ICR), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary rating system developed by TICC Management.

(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

Significant increases or decreases in the any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2012 and the level of each financial liability within the fair value hierarchy:

(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Class A Notes	$99,763	$100,491	$ -	$ -	$100,491

Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for three months ended March 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	0.1	0.2	0.0	0.0	0.0	0.0	0.0	0.3
Unrealized appreciation included in earnings	(2.7)	5.6	3.6	0.1	2.0	(0.3)	0.2	8.5
Accretion of discount	0.7	0.6	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	26.2	14.6	16.8	0.0	0.0	0.0	0.0	57.6
Repayments and Sales (1)	(11.6)	(1.5)	0.0	(0.1)	0.0	0.1	0.0	(13.1)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at March 31, 2012	$291.9	$70.5	$59.7	$4.9	$5.1	$2.3	$1.0	$435.4

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(2.7)	$5.6	$3.6	$0.1	$2.0	$(0.3)	$0.2	$8.5

(1)  Includes PIK income of approximately $198,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales(1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	($4.1)	($8.8)	($1.3)	($0.3)	($2.7)	$0.1	$0.3	($16.8)

(1)	Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2012, the Company’s asset coverage for borrowed amounts was 453%.

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the March 31, 2012 consolidated statements of assets and liabilities. On January 25, 2012, the Class A note holders were paid interest on the Class A notes of approximately $1.3 million. Holdings retained all of the subordinated notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The subordinated notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

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

As of March 31, 2012, there were 47 investments in portfolio companies with a total fair value of approximately $223.8 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the period from January 1, 2012 to January 24, 2012, the interest charged under the securitization was based on an interpolated five-month LIBOR, which as of January 24, 2011 was 0.40%. Effective January 25, 2012 and through March 31, 2012, the interest rate of 2.81% charged under the securitization was based on three-month LIBOR of 0.56%. For the three months ended March 31, 2012, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.31%. For the three months ended March 31, 2012, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $836,777. Cash paid for interest during the three months ended March 31, 2012 was $1,255,466.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

The following are the carrying values and fair values of the Company’s debt liabilities as of March 31, 2012 and December 31, 2011. Fair value is based upon the bid price provided by the placement agent at the measurement date.

	As of March 31, 2012 (in thousands)		As of December 31, 2011 (in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Class A Notes	$99,763	$100,491	$99,711	$97,200

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of March 31, 2011, the Company had deferred financing costs of approximately $2.8 million. Discount on the Notes at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the three months ended March 31, 2012 was approximately $128,000. The amortization expense for the year ended December 31, 2011 was approximately $167,000.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Numerator for basic and diluted income per share—net increase in net assets resulting from net investment income	$8,154,520	$548,023
Numerator for basic and diluted income per share—net increase in net assets resulting from operations	$17,083,368	$11,559,642
Denominator for basic and diluted income per share —weighted average shares	33,410,298	31,912,859
Basic and diluted net investment income per common share	$0.24	$0.02
Basic and diluted net increase in net assets resulting from operations per common share	$0.51	$0.36

NOTE 6. RELATED PARTY TRANSACTIONS

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consist of the Company’s realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized capital gains and unrealized capital depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized capital appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. For the year ended December 31, 2011, such accrual was not required under the terms of the Investment Advisory Agreement.

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.2 million and $378,000 for the quarters ended March 31, 2012 and 2011, respectively. The net investment income incentive fee payable to TICC Management for the first quarter of 2012 and 2011, were approximately $1.2 million and $378,000, respectively.

For the quarter ended March 31, 2012, the capital gains incentive fee expense was approximately $1.1 million compared with $6.5 million for the quarter ended March 31, 2011. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of TICC’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

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

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an amended and restated administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal, along with certain investment and administrative personnel of TICC Management, are invested.

Under the Administration Agreement, BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor.

For the quarters ended March 31, 2012 and 2011, respectively, TICC incurred investment advisory fees of approximately $2.1 million and $1.6 million in accordance with the terms of the Investment Advisory Agreement, and incurred approximately $270,000 and $238,000 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred approximately $16,000 and $17,000 for facility costs allocated under the agreement for the three months March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, respectively, $2.1 million and $1.6 million of investment advisory fees remained payable to TICC Management. At March 31, 2012 and 2011, respectively, approximately $150,000 and $117,000 was accrued for compensation expense.

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

On March 30, 2012, the Company paid a dividend of $0.27 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2012 was $9.50, and at December 31, 2011 was $9.30. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND INTEREST

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2012 and 2011, the Company recorded approximately $198,000 and $72,000 in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $1.4 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount.

NOTE 10. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2012 and 2011, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $5.5 million in such distributions during the quarter ended March 31, 2012, compared to approximately $2.3 million during the quarter ended March 31, 2011.

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2012 and 2011, respectively, are as follows:

	Three Months Ended March 31, 2012 (unaudited)	Three Months Ended March 31, 2011 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.30	$9.85

Net investment income(1)	0.24	0.02
Net realized and unrealized capital gains(2)	0.27	0.34

Total from net investment operations	0.51	0.36

Distributions per share from net investment income	(0.27)	(0.24)

Distributions based on weighted average share impact	(0.04)	-

Distributions from net realized capital gains	-	-

Tax return of capital distributions	-	-

Total distributions(3)	(0.31)	(0.24)

Effect of shares issued, net of offering expenses(6)	-	-

Net asset value at end of period	$9.50	$9.97

Per share market value at beginning of period	$8.65	$11.21
Per share market value at end of period	$9.74	$10.87
Total return(4)	15.72%	(0.89%)
Shares outstanding at end of period	37,754,774	32,257,600
Ratios/Supplemental Data
Net assets at end of period (000’s)	358,515	321,759
Average net assets (000’s)	316,154	314,591
Ratio of expenses to average net assets:
Expenses before incentive fees(5)	5.48%	3.01%
Net investment income incentive fees(5)	1.51%	0.48%
Capital gains incentive fees(5)	1.35%	8.22%

Total ratio of expenses to average net assets(5)	8.34%	11.71%

Ratio of expenses, excluding interest expense, to average net assets(5)	7.28%	11.71%

Ratio of net investment income to average net assets(5)	10.32%	0.70%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2012, none of the distributions for 2012 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	Annualized.

(6)	There was an accretion of approximately $0.02 per share based on the actual number of offering shares sold. Based on weighted average shares, the impact is less than $0.01 per share.

NOTE 13. CASH AND CASH EQUIVALENTS

At March 31, 2012 and December 31, 2011, respectively, cash and cash equivalents consisted of:

	March 31, 2012	December 31, 2011
Total Cash Equivalents	$—	$—

Cash	30,726,275	4,494,793
Restricted Cash	11,776,290	23,183,698

Cash and Cash Equivalents	$42,502,565	$27,678,491

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for the Company’s debt securitization. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 14. COMMITMENTS

As of March 31, 2012, the Company had not issued any commitment to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 15. SUBSEQUENT EVENTS

On May 2, 2012, the Board of Directors declared a distribution of $0.27 per share for the second quarter, payable on June 29, 2012 to shareholders of record as of June 15, 2012.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TICC, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

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

Except where the context requires otherwise, the terms “TICC,” “Company,” “we,” “us” and “our” refer to TICC Capital Corp. together with its subsidiaries, TICC Capital Corp. 2011-1 Holdings LLC (“Holdings”) and TICC CLO LLC (“Securitization Issuer” or “TICC CLO”); “TICC Management” refers to TICC Management, LLC; and “BDC Partners” refers to BDC Partners, LLC.

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

Our investment activities are managed by TICC Management, a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, its managing member, and Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors—Risks Relating to our Business and Structure—There are significant potential conflicts of interest, which could impact our investment returns.”

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, a direct subsidiary of TICC, and the notes are secured by the assets held by the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “Subordinated Notes”), and retained all the membership interests in the Securitization Issuer.

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of March 31, 2012, our debt investments had stated interest rates of between 3.92% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 9 and 127 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.6% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended March 31, 2012, we recognized approximately $198,000 of PIK income associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC., Shearers Food, Inc. and Band Digital Inc., compared to PIK interest of approximately $72,000 for the quarter ended March 31, 2011.

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

During the quarter ended March 31, 2012, we closed approximately $57.5 million in portfolio investments, including additional investments of approximately $15.3 million in existing portfolio companies and approximately $42.2 million in new portfolio companies. During the quarter ended March 31, 2012, we recognized a total of $4.4 million from principal repayments on debt investments, and we recognized approximately $9.0 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended March 31, 2012 in the amount of approximately $294,000. For the quarter ended March 31, 2012, we had net unrealized appreciation of approximately $8.6 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2012, we had net unrealized appreciation of approximately $8.6 million, comprised of $15.8 million in gross unrealized appreciation, $7.0 million in gross unrealized depreciation and approximately $0.2 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Integra Telecom Holdings, Inc. common stock	$1.7
Algorithmic Implementations, Inc. common stock	1.0
Hewetts Island CDO IV 2006-4 E	0.8
Harbourview - 2006A CLO Equity	0.8
Prospero CLO II BV	0.6
Harch 2005-2A BB CLO	0.5
Marlborough Street 2007-1A	0.5
ACA CLO 2006-2, Limited	0.5
Canaras CLO Equity - 2007-1A, 1X	0.5
GALE 2007-4A CLO	0.5
Emporia CLO 2007 3A E	0.4
Lightpoint CLO 2007-8A	0.4
Pegasus Solutions, Inc. common stock	(0.7)
RBS Holding Company	(0.9)
Stratus Technologies, Inc.	(1.3)
GenuTec Business Solutions, Inc.	(2.0)
Net all other	5.3

Total	$8.6

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

Portfolio Company	Unrealized appreciation (depreciation)

ACA CLO 2006-2, Limited	$1.6
Sargas CLO 2006 -1A	1.2
Pegasus Solutions, Inc. common and preferred equity	1.0
American Integration Technologies, LLC	0.8
Prospero II-XD BB CLO	0.7
Latitude III CLO 2007-3A	0.7
Harch 2005-2A BB CLO	0.6
Fusionstorm, Inc.	0.5
Avenue CLO V LTD 2007-5A D1	0.4
Latitude II CLO 2006 2A D	0.4
Landmark V CDO LTD.	0.4
Del Mar CLO I Ltd. 2006-1	(0.4)
Net all other	1.2

Total	$9.1

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

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which continued through 2010. During 2011 and through the quarter ended March 31, 2012, we saw ongoing price volatility for corporate loans, consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, and have made a number of selective purchases in these markets.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 and as such we have adopted this ASU beginning with the quarter ended March 31, 2012. We have increased our disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

We adopted ASC 820-10, Fair Value Measurements and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements, on January 1, 2008. ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at March 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	291.9	302.6
CLO Debt	0.0	0.0	70.5	70.5
CLO Equity	0.0	0.0	59.7	59.7
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	5.1	5.1
Preferred Shares	0.0	0.0	2.3	2.3
Warrants to purchase equity	0.0	0.0	1.0	1.0

Total	$0.0	$10.7	$435.4	$446.1

A reconciliation of the fair value of investments for three months ended March 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Common Stock Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	0.1	0.2	0.0	0.0	0.0	0.0	0.0	0.3
Unrealized appreciation included in earnings	(2.7)	5.6	3.6	0.1	2.0	(0.3)	0.2	8.5
Accretion of discount	0.7	0.6	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	26.2	14.6	16.8	0.0	0.0	0.0	0.0	57.6
Repayments and Sales (1)	(11.6)	(1.5)	0.0	(0.1)	0.0	0.1	0.0	(13.1)
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at March 31, 2012	$291.9	$70.5	$59.7	$4.9	$5.1	$2.3	$1.0	$435.4

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(2.7)	$5.6	$3.6	$0.1	$2.0	$(0.3)	$0.2	$8.5

(1)  Includes PIK income of approximately $198,000.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales(1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	($4.1)	($8.8)	($1.3)	($0.3)	($2.7)	$0.1	$0.3	($16.8)

(1)	Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $446.1 million and $391.5 million as of March 31, 2012 and December 31, 2011, respectively. The increase in investments during the three month period was due primarily to new investments of approximately $57.5 million and net unrealized appreciation of approximately $8.6 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $13.4 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2012, we recognized approximately $9.0 million from the sales of our debt investments in Hyland Software, Inc. ($2.8 million), RCN Telecom Services, LLC ($4.8 million) and Liberty CDO LTD 2005-11AC ($1.4 million), whereas for the year ended December 31, 2011, we recognized proceeds of approximately $11.3 million from the sales of securities. Also, during the quarter ended March 31, 2012, we had repayments and amortization payments of approximately $4.4 million, whereas, for the year ended December 31, 2011, we had repayments and amortization payments of approximately $107.9 million.

As of March 31, 2012, we had investments in debt securities of, or loans to, 75 portfolio companies, with a fair value of approximately $378.0 million, and equity investments in 23 portfolio companies, with a fair value of approximately $68.1 million. As of December 31, 2011, we had investments in debt securities of, or loans to, 69 portfolio companies, with a fair value of approximately $345.8 million, and equity investments in 21 portfolio companies, with a fair value of approximately $45.7 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2012 and the year ended December 31, 2011 follows:

	March 31, 2012	December 31, 2011
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$391.5	$247.5
Portfolio Investments Acquired	57.5	272.5
Debt repayments	(4.4)	(107.9)
Sales of securities	(9.0)	(11.3)
Payment in Kind	0.2	1.5
Original Issue Discount	1.4	5.0
Net Unrealized (Depreciation) Appreciation	8.6	(19.4)
Net Realized Gains (Losses)	0.3	3.6

Ending Investment Portfolio	$446.1	$391.5

The following table indicates the quarterly portfolio investment activity for the past five quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2012	$57.5	$4.4	$9.0

Total	$57.5	$4.4	$9.0

December 31, 2011	$60.3	$28.5	$2.9
September 30, 2011	81.0	9.0	0.0
June 30, 2011	30.6	12.6	0.0
March 31, 2011	100.6	57.8	8.4

Total	$272.5	$107.9	$11.3

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$302.6	67.8%	$289.9	74.1%
CLO Debt	70.5	15.8%	51.0	13.0%
CLO Equity	59.7	13.4%	39.3	10.0%
Subordinated Notes	4.9	1.1%	4.9	1.3%
Common Stock	5.1	1.2%	3.1	0.8%
Preferred Shares	2.3	0.5%	2.5	0.6%
Warrants	1.0	0.2%	0.8	0.2%

Total	$446.1	100.0%	$391.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured finance	$130.2	29.2%	$90.2	23.0%
Software	52.2	11.7%	42.5	10.9%
Telecommunication services	41.0	9.2%	32.6	8.3%
Business services	32.4	7.3%	29.4	7.5%
Healthcare	28.2	6.3%	28.1	7.2%
Semiconductor capital equipment	22.7	5.1%	22.6	5.8%
Retail	18.8	4.2%	18.8	4.8%
Enterprise software	15.1	3.4%	18.9	4.8%
Web hosting	14.8	3.3%	14.5	3.7%
Auto parts manufacturer	14.4	3.2%	9.4	2.4%
Printing and publishing	13.6	3.0%	14.7	3.8%
Financial intermediaries	11.8	2.7%	11.6	3.0%
IT consulting	9.7	2.2%	9.6	2.5%
Education	8.9	2.0%	8.7	2.2%
Computer hardware	8.8	2.0%	10.1	2.6%
Advertising	5.8	1.3%	7.6	1.9%
Packaging and glass	5.0	1.1%	4.9	1.3%
Building and development	4.9	1.1%	4.9	1.2%
Food products manufacturer	4.1	0.9%	4.0	1.0%
Utlities	2.4	0.5%	0.0	0.0%
IT value-added reseller	1.3	0.3%	1.5	0.4%
Cable/satellite television	0.0	0.0%	4.9	1.2%
Interactive voice messaging services	0.0	0.0%	2.0	0.5%

Total	$446.1	100.0%	$391.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2012 and December 31, 2011, our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2012, and December 31, 2011, our debt investment portfolio was graded as follows:

		March 31, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$5.9	1.4%	$5.8	1.5%
2	Full repayment of principal and interest is expected	345.0	82.5%	313.2	82.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected	63.9	15.3%	58.9	15.6%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	3.5	0.8%	—	0.0%

		$418.3	100.0%	$377.9	100.0%

		December 31, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$13.2	3.4%	$13.1	3.8%
2	Full repayment of principal and interest is expected	301.9	78.3%	267.1	77.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected	67.2	17.4%	63.6	18.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	3.5	0.9%	2.0	0.6%

		$385.8	100.0%	$345.8	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011.

Investment Income

As of March 31, 2012, our debt investments had stated interest rates of between 3.92% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 9 and 127 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.6% including GenuTec Business Solutions, Inc., compared with 13.3% as of March 31, 2011.

Investment income for the three months ended March 31, 2012 was approximately $14.7 million compared to approximately $9.8 million for the three months ended March 31, 2011. This increase was due largely to an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle investments. The total principal value of income producing debt investments as of March 31, 2012 and March 31, 2011 was approximately $414.9 million and $266.8 million, respectively. For the quarter ended March 31, 2012, investment income consisted of approximately $7.5 million in cash interest from portfolio investments, approximately $1.4 million in amortization of original issue and market discount, approximately $52,000 of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $5.5 million in distributions from the equity interest in securitized vehicle investments and approximately $198,000 in PIK interest income.

For the quarter ended March 31, 2012, fee income of approximately $107,000 was recorded, compared to fee income of approximately $159,000 for the quarter ended March 31, 2011. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the quarter ended March 31, 2012 were $6.6 million, which includes the accrued capital gains incentive fee of approximately $1.1 million.

Expenses before incentive fees, for the quarter ended March 31, 2012, were approximately $4.3 million. This amount consisted of investment advisory fees, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $2.0 million from the quarter ended March 31, 2011, attributable primarily to higher investment advisory fees (consisting of the base management fee), interest expense associated with the senior notes issued under our collateralized loan obligation transaction as well as increased professional fees associated with our legal and audit expenses. Expenses before incentive fees for the quarter ended March 31, 2011 were approximately $2.4 million.

The investment advisory fee for the first quarter of 2012 was approximately $2.1 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2011 was approximately $1.6 million. The increase of approximately $529,000 is due to an increase in average gross assets. At each of March 31, 2012 and December 31, 2011, respectively, approximately $3.3 million and $2.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the first quarter of 2012 was approximately $837,000, which was directly related to our debt securitization financing transaction. In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the first quarter of 2012 was $530,000. Additionally, for the quarter ended March 31, 2012, the amortization of the discount on the issued notes was approximately $52,500 and amortization of deferred debt issuance costs was approximately $75,400.

Professional fees, consisting of legal, valuation, audit and consulting fees, were approximately $791,000 for the quarter ended March 31, 2012, compared to approximately $293,000 for the quarter ended March 31, 2011. This was the result of an increase in audit fees and legal services which were approximately $407,000 and $331,000, respectively.

Compensation expenses were approximately $270,000 for the quarter ended March 31, 2012, compared to approximately $238,000 for the quarter ended March 31, 2011, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountant, and other administrative support personnel. At March 31, 2012 and December 31, 2011, respectively, approximately $150,000 and $605,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $293,000 for the three months ended March 31, 2012 compared to approximately $219,000 for the same period in 2011. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first quarter of 2012 was approximately $1.2 million compared to $378,000 in the first quarter of 2011. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the first quarter ended March 31, 2012 was approximately $1.1 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $2.2 million capital gains incentive fee accrual as of March 31, 2012 relates entirely to this hypothetical liquidation calculation. For the quarter ended March 31, 2011, approximately $6.5 million was recorded.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2011, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2012, we recorded net realized gains on investments of approximately $294,000, which represents the gains on the sale of our investments in Hyland Software, Inc., RCN Telecom Service, LLC and Liberty CDO LTD 2005-1A C.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2012, we had net unrealized appreciation of approximately $8.6 million, comprised of $15.8 million in gross unrealized appreciation, $7.0 million in gross unrealized depreciation and approximately $0.2 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Integra Telecom Holdings, Inc. common stock	$1.7
Algorithmic Implementations, Inc. common stock	1.0
Hewetts Island CDO IV 2006-4 E	0.8
Harbourview - 2006A CLO Equity	0.8
Prospero CLO II BV	0.6
Harch 2005-2A BB CLO	0.5
Marlborough Street 2007-1A	0.5
ACA CLO 2006-2, Limited	0.5
Canaras CLO Equity - 2007-1A, 1X	0.5
GALE 2007-4A CLO	0.5
Emporia CLO 2007 3A E	0.4
Lightpoint CLO 2007-8A	0.4
Pegasus Solutions, Inc. common stock	(0.7)
RBS Holding Company	(0.9)
Stratus Technologies, Inc.	(1.3)
GenuTec Business Solutions, Inc.	(2.0)
Net all other	5.3

Total	$8.6

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

Portfolio Company	Unrealized appreciation (depreciation)

ACA CLO 2006-2, Limited	$1.6
Sargas CLO 2006 -1A	1.2
Pegasus Solutions, Inc. common and preferred equity	1.0
American Integration Technologies, LLC	0.8
Prospero II-XD BB CLO	0.7
Latitude III CLO 2007-3A	0.7
Harch 2005-2A BB CLO	0.6
Fusionstorm, Inc.	0.5
Avenue CLO V LTD 2007-5A D1	0.4
Latitude II CLO 2006 2A D	0.4
Landmark V CDO LTD.	0.4
Del Mar CLO I Ltd. 2006-1	(0.4)
Net all other	1.2

Total	$9.1

Please see “—Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended March 31, 2012 and 2011 was $8.2 million and $0.5 million, respectively. This increase was due largely to an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle investments as well as the impact of the lower expense for the capital gains incentive fee.

Excluding the impact of the capital gains incentive fee of $1.1 million, net investment income for the quarter ended March 31, 2012 was approximately $9.2 million compared to approximately $7.0 million for the same period in 2011.

Based on a weighted-average of 33,410,298 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended March 31, 2012 was approximately $0.24 for basic and diluted, compared to approximately $0.02 per share for the same period in 2011. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.28, basic and diluted, compared to $0.22 per share for the same period in 2011.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $17.1 million for the quarter ended March 31, 2012, compared to a net increase of approximately $11.6 million for the comparable period in 2011. This increase was attributable to greater net investment income partially offset set by lower net unrealized appreciation and net realized gains.

Based on a weighted-average of 33,410,298 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2012 was approximately $0.51 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.36 per share for the same period in 2011.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been $0.54, basic and diluted, compared to an increase of $0.56 per share for the same period in 2011.

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

The following table provides a reconciliation of net investment income to core net investment income (for the three months ended March 31, 2012 and 2011):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$8,154,520	$0.244	$548,023	$0.017
Capital gains incentive fee	1,065,663	0.032	6,469,329	0.203

Core net investment income	$9,220,183	$0.276	$7,017,352	$0.220

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three months ended March 31, 2012 and 2011):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$17,083,368	$0.511	$11,559,642	$0.362
Capital gains incentive fee	1,065,663	0.032	6,469,329	0.203

Core net increase in net assets resulting from operations	$18,149,031	$0.543	$18,028,971	$0.565

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Ratio of core net investment income to average net assets, for the three month period ended March 31, 2012 and 2011, respectively	11.67%	8.92%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three month periods ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Ratio of net investment income to average net assets	10.32%	0.70%
Ratio of capital gain incentive fee to average net assets	1.35%	8.22%

Ratio of core net investment income to average net assets	11.67%	8.92%

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2012, we issued approximately 4.9 million shares in a follow-on equity offering, raising approximately $46.0 million in net proceeds.

During the three months ended March 31, 2012, cash and cash equivalents increased from approximately $4.5 million at the beginning of the period to approximately $30.7 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $21.5 million, largely reflecting purchases of new investments of approximately $40.8 million offset by proceeds from principal repayments and sales of investments of approximately $13.4 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $36.3 million reflecting primarily the net proceeds of approximately $46.0 million resulting from the follow-on equity offering partially offset by the distribution of dividends.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $2.1 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $293,000 for administrative services for the three months ended March 31, 2012.

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

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO LLC, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the March 31, 2012 consolidated statements of assets and liabilities. On January 25, 2012, the Class A note holders were paid interest on the Class A notes of approximately $1.3 million. Holdings retained all of the Subordinated Notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal 2012
May 2, 2012	June 15, 2012	June 29, 2012	$0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27

Total (2012)			0.54

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.99

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$8.26	(5)

(1)	Distributions for the fiscal years ended December 31, 2011, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

•	BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp., GLIF and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

RECENT DEVELOPMENTS

On May 2, 2012, the Board of Directors declared a distribution of $0.27 per share for the second quarter, payable on June 29, 2012 to shareholders of record as of June 15, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, three debt investments in our portfolio were at a fixed rate, and the remaining seventy-six debt investments were at variable rates, representing approximately $23.4 million and $394.7 million in principal debt, respectively. At March 31, 2012, $391.3 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2012. We have also assumed outstanding borrowings of $101,250,000. Under this analysis, net investment income would be essentially unchanged on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $9.9 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM  4. CONTROLS AND PROCEDURES.

As of March 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 37,754,774 shares are issued and outstanding as of May 9, 2012. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock consistently traded below our net asset value per share throughout 2009 and during some periods in 2010, 2011 and 2012. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

You may not receive dividends or our dividends may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future dividends are dependent upon the investment income we receive on our portfolio investments, including our higher-yielding CLO equity investments. To the extent such investment income, including income from our CLO equity investments (which we expect to decline as those vehicles de-leverage after the end of their respective re-investment periods), declines or if we transition our portfolio into lower-yielding investments, our ability to pay future dividends may be harmed.

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

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2012, we issued a total of 48,846 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $475,760.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

 Not applicable.

ITEM  5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) EXHIBITS

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC.*

10.4	Dividend Reinvestment Plan (Incorporated by reference to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 6, 2003).

10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LCC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: May 10, 2012	By:	/ s / Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer

Date: May 10, 2012	By:	/ s / Patrick F. Conroy
Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)

