Form 10-Q
period 2012-06-30
TICC Capital Corp.
filed 2012-08-03
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 2, 2012 was 37,806,232.

TICC CAPITAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Statements of Assets and Liabilities as of June 30, 2012 and December 31, 2011	3

	Consolidated Schedule of Investments as of June 30, 2012	4

	Consolidated Schedule of Investments as of December 31, 2011	9

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	14

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2012 and the year ended December 31, 2011	15

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	16

	Notes to Consolidated Financial Statements	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Cautionary Statements Regarding Forward-Looking Statements	28

	Overview	29

	Critical Accounting Policies	31

	Portfolio Composition and Investment Activity	35

	Results of Operations	39

	Liquidity and Capital Resources	48

	Recent Developments	51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3.	Defaults Upon Senior Securities	68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68

Item 6.	Exhibits	69

SIGNATURES		70

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Non-affiliated/non-control investments (cost: $418,687,526 @ 6/30/12; $372,091,255 @ 12/31/11)	$422,775,500	$375,793,839
Control investments (cost: $17,221,653 @ 6/30/12; $17,434,371 @ 12/31/11)	16,450,000	15,675,000
Total investments at fair value	439,225,500	391,468,839
Cash and cash equivalents	10,868,065	4,494,793
Restricted cash	13,790,934	23,183,698
Deferred debt issuance costs	2,745,029	2,895,873
Interest and distributions receivable	3,391,403	1,837,882
Other assets	126,627	238,485
Total assets	$470,147,558	$424,119,570

LIABILITIES
Notes payable, net of discount	$99,802,771	$99,710,826
Accrued interest payable	511,730	1,076,113
Investment advisory fee payable to affiliate	4,614,814	2,895,799
Accrued capital gains incentive fee to affiliate	1,018,892	1,108,749
Securities purchased not settled	5,542,583	13,352,500
Accrued expenses	602,118	873,592
Total liabilities	112,092,908	119,017,579

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 37,806,232 and 32,818,428 issued and outstanding, respectively	378,062	328,184
Capital in excess of par value	424,015,323	376,991,540
Net unrealized appreciation on investments	3,316,321	1,943,213
Accumulated net realized losses on investments	(68,529,970)	(70,308,108)
Distributions in excess of investment income	(1,125,086)	(3,852,838)
Total net assets	358,054,650	305,101,991
Total liabilities and net assets	$470,147,558	$424,119,570

Net asset value per common share	$9.47	$9.30

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5)(6)(9) (10.00%, due March 25, 2015)	$2,678,571	$2,643,605	$2,598,214

AKQA, Inc.	advertising	senior secured notes(4)(6)(9) (4.75%, due March 20, 2013)	5,862,665	5,862,665	5,745,407

Algorithmic Implementations, Inc. (d/b/a "Ai Squared")	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	14,300,000	14,221,653	14,300,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(3)(4)(5) (10.75%, due December 31, 2013)	22,643,906	21,216,890	22,643,906

Anchor Glass Container Corporation	packaging and glass	senior secured notes(4)(9) (6.00%, due March 2, 2016)	4,957,465	4,957,465	4,957,465

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(9) (7.25%, due April 27, 2017)	8,000,000	7,842,472	7,900,000

		second lien senior secured notes(4)(5)(9) (11.00%, due November 22, 2018)	10,000,000	9,703,320	9,737,500

Band Digital Inc. (F/K/A "WHITTMANHART, Inc.")	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2012)	1,863,000	1,863,000	1,863,000

Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(9) (7.50%, due February 15, 2018)	6,000,000	5,939,592	5,970,000

		second lien senior secured notes(4)(5) (11.50%, due August 15, 2018)	5,214,286	5,145,553	5,214,286

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9) (8.75%, due December 17, 2017)	1,875,000	1,869,158	1,771,875

CHS/Community Health Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9)(10) (3.97%, due July 25, 2014)	3,879,093	3,669,309	3,817,454

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(9) (9.25%, due December 1, 2016)	2,837,811	2,809,835	2,639,164

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(9) (5.50%, due June 27, 2017)	4,654,948	4,531,170	4,608,399

Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(9) (7.75%, due December 28, 2016)	10,000,000	9,902,626	9,875,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,175,517	-

Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(6)(9) (5.26%, due November 5, 2016)	4,832,030	4,780,553	4,836,814

Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(9) (6.00%, due December 14, 2017)	6,733,125	6,733,125	6,727,537

Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(9) (5.75%, due October 28, 2016)	4,860,748	4,785,706	4,852,436

Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(9) (7.00%, due April 3, 2017)	5,000,000	4,918,127	4,962,500

GXS Worldwide Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,918,364	8,000,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

JUNE 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes - (continued)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(9) (7.00%, due March 21, 2017)	$4,443,773	$4,428,032	$4,443,773

Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9) (6.50%, due January 3, 2018)	6,982,459	6,952,862	6,965,003

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(9) (7.25% , due August 19, 2018)	4,466,250	4,319,203	4,482,998

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(9) (6.50% , due December 1, 2013)	7,000,000	6,768,457	6,475,000

Integra Telecom Holdings, Inc.	telecommunication services	first lien senior secured notes(4) (9.25%, due August 15, 2015)	7,824,025	7,447,584	7,520,844

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9) (5.50%, due July 1, 2017)	3,960,000	3,960,000	3,950,100

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9) (12.00% cash/2.77% PIK, due November 15, 2013)	6,303,281	6,273,676	3,824,011

Mirion Technologies, Inc.	utilities	senior secured notes(4)(9) (6.25%, due March 30, 2018)	2,493,750	2,445,412	2,481,281

National Healing Corp.	healthcare	senior secured notes(4)(5)(9) (8.25%, due November 30, 2017)	8,264,236	7,997,076	8,222,914

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9) (7.00%, due January 27, 2016)	10,229,077	9,733,004	9,853,977

NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9) (7.00%, due April 24, 2018)	6,000,000	5,942,563	5,977,500

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(3)(4)(5)(6)(9) (7.75% cash/0.75% PIK, due April 17, 2013)	2,499,552	2,419,744	2,430,814

		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,390,892	4,943,115	5,432,258

Petco, Inc.	retail	senior secured notes(4)(9) (4.50%, due November 24, 2017)	4,949,495	4,737,270	4,904,950

Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (6.50%, due February 12, 2017)	2,977,500	2,954,737	2,947,725

Plato, Inc.	education	first lien senior secured notes(4)(5)(6)(9) (7.50%, due May 17, 2018)	5,000,000	4,920,000	4,968,750

Presidio IS Corp.	business services	senior secured notes(4)(6)(9) (7.25%, due March 31, 2017)	4,491,980	4,491,980	4,503,210

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(9) (9.25%, due March 23, 2017)	4,937,500	4,906,232	2,962,500

Renaissance Learning	education	senior secured notes(4)(5)(9) (7.75%, due October 19, 2017)	3,970,000	3,824,541	3,965,038

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(9) (10.75%, due May 18, 2018)	5,400,000	5,304,220	5,309,982

SkillSoft Corporation	business services	senior secured notes(4)(5)(6)(9) (6.50%, due May 26, 2017)	4,995,590	4,951,624	5,020,568

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

JUNE 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes - (continued)

SourceHOV, LLC	business services	second lien senior secured notes(4)(5) (10.50%, due May 19, 2018)	$12,000,000	$10,970,415	$10,260,000

Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(9) (7.27%, due February 1, 2018)	2,750,000	2,697,896	2,736,250

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,520,000	8,962,032	8,318,100

Sunquest Information Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9) (6.25%, due December 16, 2016)	4,950,000	4,852,702	4,921,142

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(9) (9.75%, due June 9, 2017)	4,687,500	4,646,991	4,476,563

Unitek Global Services, Inc.	IT consulting	tranche B term loan (4)(5)(9) (9.00%, due April 15, 2018)	7,920,451	7,716,971	7,761,600

US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes(4)(5)(6)(9) (7.50%, due November 30, 2017)	5,970,000	5,824,491	5,945,105

Vision Solutions, Inc	software	second lien senior secured notes(4)(5)(9) (9.50%, due July 23, 2017)	10,000,000	9,915,470	9,900,000

WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(9)(10) (7.00%, due October 27, 2017)	6,816,178	6,293,990	6,762,194

Total Senior Secured Notes				$306,091,995	$300,745,107	84.0%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	$572,500	$572,351	$555,611

Shearer's Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(9) (12.00% Cash/3.75% PIK, due March 31, 2016)	4,301,599	4,229,115	3,871,439

Total Subordinated Notes				$4,801,466	$4,427,050	1.2%

Collateralized Loan Obligation - Debt Investments

Avenue CLO V LTD 2007-5A, 5X D1	structured finance	CLO secured notes(4)(5)(10)(11) (3.92%, due April 25, 2019)	$4,574,757	$2,414,596	$2,731,130

Canaras CLO - 2007-1A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.82%, due June 19, 2021)	3,500,000	1,928,294	2,387,000

CIFC CLO - 2006-1A B2L	structured finance	CLO secured notes(4)(5)(10)(11) (4.47%, due October 20, 2020)	3,247,284	1,725,893	2,151,001

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.17%, due April 23, 2021)	5,391,000	4,187,621	3,475,039

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(10)(11) (5.22%, due June 1, 2017)	2,612,988	1,704,495	2,025,066

Harbourview CLO VI LTD 6 6X D	structured finance	CLO secured notes(4)(5)(10)(11) (4.16%, due December 27, 2019)	5,000,000	3,254,979	3,192,000

Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(10)(11) (5.47%, due October 22, 2017)	4,819,262	2,694,103	3,659,265

Hewetts Island CDO 2007 - 1RA E	structured finance	CDO secured notes(4)(5)(6)(10)(11) (7.22%, due November 12, 2019)	3,132,057	1,932,224	2,555,445

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(10)(11) (6.22%, due August 9, 2017)	6,387,367	3,665,823	5,276,604

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(10)(11) (5.02%, due May 9, 2018)	7,897,268	5,688,321	5,934,006

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

JUNE 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Collateralized Loan Obligation - Debt Investments - (continued)

Kingsland LTD 2007 4A E	structured finance	CDO secured notes(4)(5)(10)(11) (3.82%, due April 16, 2021)	4,000,000	2,526,155	2,321,200

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)(10)(11) (5.72%, due June 1, 2017)	3,646,669	2,324,521	2,838,567

Latitude II CLO 2006 2A D	structured finance	CDO senior secured notes(4)(5)(6)(10)(11) (4.22%, due December 15, 2018)	2,828,018	1,629,602	1,809,932

Latitude III CLO 2007-3A	structured finance	CDO secured notes(4)(5)(10)(11) (4.22%, due April 11, 2021)	4,000,000	1,990,876	2,506,800

Lightpoint CLO 2007-8A	structured finance	CDO secured notes(4)(5)(10)(11) (6.97%, due July 25, 2018)	5,000,000	2,985,924	4,030,500

Loomis Sayles CLO 2006-1AE	structured finance	CDO secured notes(4)(5)(10)(11) (4.32%, due October 26, 2020)	3,322,992	1,949,461	2,171,243

Marlborough Street CLO LTD 2007 1A E	structured finance	CDO secured notes(4)(5)(10)(11) (4.12%, due April 18, 2019)	3,000,000	2,089,029	2,037,900

Muir Grove CLO LTD 2007 1X E	structured finance	CDO secured notes(4)(5)(10)(11) (8.47%, due March 25, 2020)	7,690,915	6,787,370	6,775,696

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(10)(11) (4.97%, due June 27, 2022)	3,649,700	2,136,672	2,320,844

Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(10)(11) (5.22%, due July 15, 2021)	2,834,633	2,191,451	1,870,858

Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(10)(11) (4.42%, due October 20, 2022)	9,900,000	4,496,991	6,737,940

Total Collateralized Loan Obligation - Debt Investments				$60,304,401	$68,808,036	19.2%

Collateralized Loan Obligation - Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(10)(11)	$-	$2,200,000	$3,850,000

ACA CLO 2007-1a sub	structured finance	CLO preferred equity(10)(11)	-	10,583,500	10,248,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(10)(11)	-	4,355,000	4,050,000

GALE 2007-4A CLO	structured finance	CLO income notes(10)(11)	-	1,965,000	2,250,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(10)(11)	-	4,110,000	5,100,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinated notes(10)(11)	-	3,639,870	3,668,600

Jersey Street 2006-1A CLO LTD	structured finance	CLO income notes(10)(11)	-	4,924,237	4,436,250

Kingsland LTD 2007-4X Sub	structured finance	CLO income notes(10)(11)	-	402,500	490,000

Lightpoint CLO 2005-3X	structured finance	CLO income notes(10)(11)	-	3,330,000	2,880,000

Lightpoint CLO VII LTD 2007-7	structured finance	CDO subordinated notes(10)(11)	-	1,562,500	1,650,000

Marlborough Street 2007-1A	structured finance	CLO income notes(10)(11)	-	1,739,000	1,715,500

OCT11 2007-1A CLO	structured finance	CLO income notes(10)(11)	-	2,434,163	2,289,375

Rampart 2007-1A CLO Equity	structured finance	CDO subordinated notes(10)(11)	-	3,412,500	2,940,000

Sargas CLO 2006 -1A	structured finance	CDO subordinated notes(10)(11)	-	4,945,500	7,373,000

Stone Tower CLO LTD 2007 7X	structured finance	CDO subordinated notes(10)(11)	-	6,265,000	5,950,000

Total Collateralized Loan Obligation - Equity Investments				$55,868,770	$58,890,725	16.4%

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

JUNE 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$-	$3,000,000	$2,150,000
(d/b/a "Ai Squared")

Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	-	1,712,397	1,962,890

Pegasus Solutions, Inc.	enterprise software	common equity(7)	-	62,595	118,064

Stratus Technologies, Inc.	computer hardware	common equity(7)	-	377,928	-

Total Common Stock Investments				$5,152,920	$4,230,954	1.2%

Preferred Equity

GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	$-	$1,500,000

Pegasus Solutions, Inc.	enterprise software	preferred equity(3)	-	$1,278,005	$1,723,344
		(14.00% PIK dividend)

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	-	186,622	63,784

Total Preferred Equity Investments				$2,964,627	$1,787,128	0.5%

Warrants

Band Digital Inc.	IT consulting	warrants to purchase common stock(7)	$-	$-	$-
(F/K/A "WHITTMANHART, Inc.")

Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	-	725,000	336,500

Total Warrants				$725,000	$336,500	0.1%

Total Investments				$435,909,179	$439,225,500	122.7%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $42,139,230 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $21,189,106; aggregate gross unrealized depreciation for federal income tax purposes is $36,401,304. Net unrealized depreciation is $15,212,198 based upon a tax cost basis of $454,437,698.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	Indicates assets that the Company believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Investment not domiciled in the United States.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes

Airvana Network Solutions, Inc.	telecommunication services	senior secured notes (4)(5)(6)(9) (10.00%, due March 25, 2015)	$5,476,190	$5,386,864	$5,465,950

AKQA, Inc.	advertising	senior secured notes(4)(6)(9) (5.09%, due March 20, 2013)	7,730,214	7,730,214	7,575,604

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	14,550,000	14,434,371	14,550,000

American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	21,116,076	22,582,839

Anchor Glass Container Corporation	packaging and glass	senior secured notes(4)(9) (6.00%, due March 2, 2016)	4,957,465	4,957,465	4,932,678

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(9) (6.50%, due April 27, 2017)	4,937,500	4,793,262	4,816,531

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2012)	1,900,000	1,900,000	1,900,000

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9) (8.75%, due December 17, 2017)	1,875,000	1,858,003	1,781,250

CHS/Community Health Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9)(10) (3.96%, due July 25, 2014)	3,979,849	3,714,932	3,838,087

Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5)(9) (7.00%, due December 28, 2016)	4,950,000	4,890,742	4,702,500

		second lien senior secured notes(4)(5) (9.50%, due May 13, 2018)	5,333,333	5,283,543	5,226,667

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(9) (9.25%, due December 1, 2016)	5,000,000	4,926,898	4,987,500

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(9) (5.50%, due June 27, 2017)	4,975,000	4,831,896	4,825,750

Emdeon, Inc.	healthcare	senior secured notes(4)(5)(6)(9) (6.75%, due November 2, 2018)	1,950,000	1,892,562	1,964,625

Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(9) (7.75%, due December 28, 2016)	10,000,000	9,900,000	9,950,000

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,152,069	2,000,000

Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(6)(9) (5.25%, due November 5, 2016)	5,000,000	4,941,392	5,000,000

Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(9) (7.00%, due December 14, 2017)	5,818,182	5,717,186	5,727,302

Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(9) (5.75%, due October 28, 2016)	4,860,748	4,778,271	4,847,916

GRD Holding III	retail	senior secured notes(4)(5)(6)(9) (8.75%, due October 5, 2017)	4,000,000	3,610,953	3,520,000

GXS Worldwide Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,906,828	7,440,000

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Senior Secured Notes—(continued)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(9) (7.00%, due March 21, 2017)	$4,466,250	$4,448,122	$4,393,673

Hyland Software, Inc.	enterprise software	senior secured notes(4)(5)(6)(9) (5.75%, due December 19, 2016)	2,852,555	2,798,057	2,809,767

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(9) (7.25%, due August 19, 2018)	4,488,750	4,332,486	4,508,949

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(9) (6.55%, due December 1, 2013)	7,000,000	6,693,859	6,440,000

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9) (6.50%, due July 1, 2017)	3,980,000	3,980,000	3,960,100

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9) (11.75% cash/2.62% PIK, due November 15, 2013)	6,219,910	6,180,828	5,867,428

National Healing Corp.	healthcare	senior secured notes(4)(5)(9) (8.25%, due November 30, 2017)	6,000,000	5,702,372	5,760,000

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9) (7.00%, due January 27, 2016)	10,766,667	10,153,496	10,416,750

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(9) (7.75%, due April 17, 2013)	2,577,942	2,448,984	2,496,299

		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,000,838	4,283,558	5,640,788

Petco, Inc.	retail	senior secured notes(4)(9) (4.50%, due November 24, 2017)	5,000,000	4,768,740	4,865,000

Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (6.50%, due February 12, 2017)	2,992,500	2,967,686	2,955,094

Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	8,000,000	7,947,337	7,200,000

Presidio IS Corp.	business services	senior secured notes(4)(6)(9) (7.25%, due March 31, 2017)	4,743,590	4,743,590	4,672,436

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(9) (6.50%, due March 23, 2017)	4,962,500	4,917,481	3,870,750

RCN Telecom Services, LLC	cable/satellite television	senior secured notes(4)(5)(9) (6.50%, due August 26, 2016)	4,974,811	4,890,594	4,878,847

Renaissance Learning	education	senior secured notes(4)(5)(9) (7.75%, due October 19, 2017)	3,990,000	3,833,900	3,920,175

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(9) (10.00%, due May 18, 2018)	5,400,000	5,298,371	5,319,000

Shield Finance Co.	software	first lien term notes(4)(5)(9)(10)(11) (7.75%, due June 15, 2016)	3,790,914	3,662,185	3,781,437

SkillSoft Corporation	business services	senior secured notes(4)(5)(6)(9) (6.50%, due May 26, 2017)	5,000,000	4,952,306	4,952,100

SonicWall, Inc.	software	first lien senior secured notes(4)(5)(9) (8.27%, due January 23, 2016)	1,071,774	1,043,499	1,071,774

		second lien senior secured notes(4)(5)(9) (12.00%, due January 23, 2017)	5,000,000	4,873,705	4,950,000

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Senior Secured Notes—(continued)

SourceHOV, LLC	business services	second lien senior secured notes(4)(5) (10.50%, due May 19, 2018)	$8,000,000	$7,661,825	$6,560,000

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,753,000	9,098,094	9,753,000

Sunquest Information Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(9) (6.25%, due December 16, 2016)	4,975,000	4,868,469	4,912,813

Syniverse Holdings, Inc.	telecommunication services	senior secured notes(4)(5)(6)(9) (5.25%, due December 21, 2017)	3,979,900	3,836,252	3,971,622

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(9) (9.75%, due June 9, 2017)	4,687,500	4,643,890	4,593,750

Unitek Global Services, Inc.	IT consulting	tranche B term loan(4)(5)(9) (9.00%, due April 15, 2018)	7,940,000	7,713,041	7,701,800

US FT HoldCo. Inc. (A/K/A US FT HoldCo. Inc.)	financial intermediaries	senior secured notes(4)(5)(6)(9) (7.50%, due November 30, 2017)	6,000,000	5,844,017	5,880,000

Vision Solutions, Inc.	software	second lien senior secured notes(4)(5)(9) (9.50%, due July 23, 2017)	10,000,000	9,908,753	9,600,000

WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(9)(10) (7.00%, due October 27, 2017)	5,000,000	4,428,688	4,575,000

Total Senior Secured Notes				$290,647,712	$289,913,551	95.0%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	$1,022,500	$1,022,351	$962,939

Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(9) (12.00% Cash/3.75% PIK, due March 31, 2016)	4,221,193	4,141,875	3,967,921

Total Subordinated Notes				$5,164,226	$4,930,860	1.6%

Collateralized Loan Obligation—Debt Investments

Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5)(10)(11) (3.87%, due April 25, 2019)	$4,574,756	$2,327,337	$2,511,999

Canaras CLO—2007-1A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.91%, due June 19, 2021)	3,500,000	1,884,762	2,152,500

CIFC CLO—2006-1A B2L	structured finance	CLO secured notes(4)(5)(10)(11) (4.41%, due October 20, 2020)	3,247,284	1,679,332	2,061,863

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(10)(11) (4.12%, due April 23, 2021)	5,391,000	4,140,712	3,180,690

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(10)(11) (5.28%, due June 1, 2017)	2,612,988	1,644,453	1,835,624

Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(10)(11) (5.42%, due October 22, 2017)	4,819,262	2,580,789	3,108,424

Hewetts Island CDO 2007—1RA E	structured finance	CDO secured notes(4)(5)(10)(11) (7.20%, due November 12, 2019)	3,132,057	1,890,861	2,380,363

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(6)(10)(11) (6.19%, due August 9, 2017)	6,456,937	3,587,739	5,072,944

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(10)(11) (4.99%, due May 9, 2018)	7,897,268	5,575,257	5,176,396

Landmark V CDO LTD.	structured finance	CDO senior secured notes(4)(5)(6)(10)(11) (5.78%, due June 1, 2017)	3,646,669	2,243,178	2,511,825

Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)(10)(11) (4.30%, due December 15, 2018)	2,828,018	1,575,173	1,753,371

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Asset
Collateralized Loan Obligation - Debt Investments — (continued)

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(10)(11) (4.14%, due April 11, 2021)	$4,000,000	$1,935,665	$2,360,000
Liberty CDO LTD 2005-1A C	structured finance	CDO secured notes(4)(5)(6)(10)(11) (2.33%, due November 1, 2017)	1,986,259	1,155,372	1,311,924
Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(10)(11) (6.90%, due July 25, 2018)	5,000,000	2,896,267	3,700,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(10)(11) (4.27%, due October 26, 2020)	3,322,992	1,903,601	1,993,795
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(10)(11) (4.90%, due June 27, 2022)	3,649,700	2,079,669	2,189,820
Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(10)(11) (5.15%, due July 15, 2021)	2,834,633	2,168,472	1,686,607
Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(10)(11) (4.20%, due October 20, 2022)	9,900,000	4,389,696	5,940,000

Total Collateralized Loan Obligation—Debt Investments				$45,658,335	$50,928,145	16.7%

Collateralized Loan Obligation—Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(10)(11)	$—	$2,200,000	$3,750,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(10)(11)	—	4,355,000	3,825,000

GALE 2007-4A CLO	structured finance	CLO income notes(10)(11)	—	1,965,000	1,950,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(10)(11)	—	4,110,000	4,560,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinated notes(10)(11)	—	3,639,870	2,729,350

Jersey Street 2006-1A CLO LTD.	structured finance	CLO income notes(10)(11)	—	4,924,237	4,229,225

Kingsland LTD 2007-4X Sub.	structured finance	CLO income notes(10)(11)	—	402,500	376,250

Lightpoint CLO 2005-3X	structured finance	CLO income notes(10)(11)	—	3,330,000	3,116,250

Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes(10)(11)	—	1,562,500	1,360,000

Marlborough Street 2007-1A	structured finance	CLO income notes(10)(11)	—	1,739,000	1,504,000

OCT11 2007-1A CLO	structured finance	CLO income notes(10)(11)	—	2,434,162	2,351,250

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes(10)(11)	—	3,412,500	2,870,000

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes(10)(11)	—	4,945,500	6,666,000

Total Collateralized Loan Obligation—Equity Investments				$39,020,269	$39,287,325	12.9%

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$—	$3,000,000	$1,125,000
(d/b/a “Ai Squared”)

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	1,051,271

Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	959,999

Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—

Total Common Stock Investments				$5,152,920	$3,136,270	1.0%

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Preferred Equity

GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	$—	$1,500,000	$—

Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,120,542	2,176,237

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	318,451

Total Preferred Equity Investments				$2,807,164	$2,494,688	0.8%

Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock (7)	$—	$—	$—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock (7)	—	725,000	578,000
Power Tools, Inc.	software	warrants to purchase common stock(7)	—	350,000	200,000

Total Warrants				$1,075,000	$778,000	0.3%

Total Investments				$389,525,626	$391,468,839	128.3%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $16,441,941 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision. For the year ending December 31, 2011, total PIK income is $1,474,475, which is derived from the following investments with a PIK provision: Merrill Communications, LLC ($150,893), Pegasus Solutions, Inc. ($710,143), Pegasus Solutions, Inc. Preferred Equity ($463,295) and Shearer’s Food Inc. ($150,144). See also Note 2 to the Consolidated Financial Statements.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,879,992; aggregate gross unrealized depreciation for federal income tax purposes is $35,465,298. Net unrealized depreciation is $16,585,306 based upon a tax cost basis of $408,054,145.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	Indicates assets that the Company believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Investment not domiciled in the United States.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$9,540,030	$6,896,080	$18,250,282	$13,762,724
Distributions from securitization vehicles and equity investments	6,344,134	3,554,407	11,893,781	5,883,257
Commitment, amendment fee income and other income	4,138,857	286,918	4,246,212	446,019
Total investment income from non-affiliated/non-control investments	20,023,021	10,737,405	34,390,275	20,092,000
From control investments:
Interest income - debt investments	378,258	396,892	758,609	802,422
Distributions from equity investments	62,041	-	62,041	-
Total investment income from control investments	440,299	396,892	820,650	802,422
Total investment income	20,463,320	11,134,297	35,210,925	20,894,422
EXPENSES
Compensation expense	279,354	257,788	549,688	495,852
Investment advisory fees	2,450,664	1,661,673	4,594,021	3,276,116
Professional fees	436,210	167,942	1,227,037	461,214
Interest expense and other debt financing expenses	816,304	-	1,653,081	-
General and administrative	434,682	355,859	727,479	574,743
Total expenses before incentive fees	4,417,214	2,443,262	8,751,306	4,807,925
Net investment income incentive fees	2,164,150	610,441	3,357,480	988,551
Capital gains incentive fees	(1,155,520)	(1,442,843)	(89,857)	5,026,486
Total incentive fees	1,008,630	(832,402)	3,267,623	6,015,037
Total expenses	5,425,844	1,610,860	12,018,929	10,822,962
Net investment income	15,037,476	9,523,437	23,191,996	10,071,460
Net change in unrealized (depreciation) appreciation on investments	(7,261,959)	(6,053,718)	1,373,108	3,062,480
Net realized gains on investments	1,484,357	734,927	1,778,138	2,630,348
Net increase in net assets resulting from operations	$9,259,874	$4,204,646	$26,343,242	$15,764,288

Net increase in net assets resulting from net investment income per common share:
Basic and diluted	$0.40	$0.29	$0.65	$0.31
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.25	$0.13	$0.74	$0.49
Weighted average shares of common stock outstanding:
Basic and diluted	37,755,905	32,387,993	35,583,102	32,151,738

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Increase in net assets from operations:
Net investment income	$23,191,996	$30,000,141
Net realized gains on investments	1,778,138	3,600,539
Net change in unrealized appreciation (depreciation) on investments	1,373,108	(19,391,815)

Net increase in net assets resulting from operations	26,343,242	14,208,865

Distributions to shareholders	(20,374,387)	(32,176,536)

Capital share transactions:
Issuance of common stock (net of offering costs of $2,645,162 and $318,630, respectively)	46,034,340	6,360,019
Reinvestment of dividends	949,464	2,592,102

Net increase in net assets from capital share transactions	46,983,804	8,952,121

Total increase (decrease) in net assets	52,952,659	(9,015,550)
Net assets at beginning of period	305,101,991	314,117,541
Net assets at end of period (including over distributed net investment income of $1,125,086 and $3,852,838, respectively)	$358,054,650	$305,101,991
Capital share activity:
Shares sold	4,887,500	651,599
Shares issued from reinvestment of dividends	100,304	280,462

Net increase in capital share activity	4,987,804	932,061

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$26,343,242	$15,764,288
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(2,901,560)	(2,380,176)
Amortization of discount on notes payable and deferred debt issuance costs	242,789	-
Increase in investments due to PIK	(4,179,470)	(805,325)
Purchases of investments	(127,417,499)	(133,030,853)
Repayments of principal and reductions to investment cost value	70,592,952	70,426,939
Proceeds from the sale of investments	11,490,245	8,407,096
Net realized gains on investments	(1,778,138)	(2,630,348)
Net change in unrealized appreciation on investments	(1,373,108)	(3,062,480)
Increase in interest and distributions receivable	(1,553,521)	(346,335)
Decrease in other assets	111,858	4,372
Decrease in accrued interest payable	(564,383)	-
Increase in investment advisory fee payable	1,719,015	511,218
(Decrease) increase in accrued capital gains incentive fee	(89,857)	5,026,486
(Decrease) increase in accrued expenses	(271,474)	292,971
Net cash used by operating activities	(29,628,909)	(41,822,147)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	9,392,764	-
Net cash provided by investing activities	9,392,764	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	$48,679,502	$6,678,649
Offering expenses from the issuance of common stock	(2,645,162)	(318,630)
Distributions paid (net of stock issued under dividend reinvestment plan of $949,464 and $1,356,750, respectively)	(19,424,923)	(14,465,445)
Net cash provided (used) by financing activities	26,609,417	(8,105,426)

Net increase (decrease) in cash and cash equivalents	6,373,272	(49,927,573)

Cash and cash equivalents, beginning of period	4,494,793	68,780,866

Cash and cash equivalents, end of period	$10,868,065	$18,853,293

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$949,464	$1,356,750

SUPPLEMENTAL DISCLOSURES
Securities purchased not settled	$5,542,583	$-
Cash paid for interest	$1,974,676	$-

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”).

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 and as such TICC has adopted this ASU beginning with the quarter ended March 31, 2012. TICC has increased its disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on TICC’s financial position or results of operations.

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

On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that TICC owns may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. TICC has considered the factors described in ASC 820-10 and has determined that TICC is properly valuing the securities in its portfolio.

During the past several quarters, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions including firm bids and offers in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at June 30, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	8.7	292.1	300.8
CLO Debt	0.0	0.0	68.8	68.8
CLO Equity	0.0	0.0	58.9	58.9
Subordinated Notes	0.0	0.0	4.4	4.4
Common Stock	0.0	0.0	4.2	4.2
Preferred Shares	0.0	0.0	1.8	1.8
Warrants to purchase equity	0.0	0.0	0.3	0.3

Total	$0.0	$8.7	$430.5	$439.2

Significant Unobservable Inputs for Level 3 Investments

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2012. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
		Valuation
	Fair Value as of	Techniques/	Unobservable	Range/Weighted
Assets	June 30, 2012	Methodologies	Input	Average
Corporate debt investments
syndicated	$257.1	market quotes	NBIB(1)	60.0%-100.5%/95.54%

bilateral	39.4	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) discount rates(5) ICG(4)	$3.031-$5.913/ncm(6) 2.88x - 6.25x/ncm(6) 20.05%-25.05%/ncm(6) 2-5/2.6

CLO debt	68.8	market quotes	NBIB(1)	58.03%-88.1%/71.35%

CLO equity	58.9	market quotes	NBIB(1)	64.0%-98.0% /80.17%

Other investments	6.3	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) discount rates(5)	$3.031-$169.492/ncm(6) 2.88x-7.30x/ncm(6) 20.0%-22.0%/ncm(6)
Total Fair Value for Level 3 Investments	$430.5

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.

(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of June 30, 2012 and the level of each financial liability within the fair value hierarchy:

(In thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Class A Notes	$99,803	$100,491	$-	$-	$100,491

Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for three months ended June 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2012	$291.9	$70.5	$59.7	$4.9	$5.1	$2.3	$1.0	$435.4
Realized Gains included in earnings	1.3	0.0	0.0	0.0	0.0	0.0	0.1	1.4
Unrealized (depreciation) appreciation included in earnings	(1.9)	(2.4)	(0.8)	(0.2)	(0.9)	(0.6)	(0.3)	(7.1)
Accretion of discount	0.8	0.7	0.0	0.0	0.0	0.0	0.0	1.5
Purchases	62.1	0.0	0.0	0.0	0.0	0.0	0.0	62.1
Repayments and Sales	(66.0)	0.0	0.0	(0.3)	0.0	0.0	(0.5)	(66.8)
Payment in Kind income	3.9	0.0	0.0	0.0	0.0	0.1	0.0	4.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2012	$292.1	$68.8	$58.9	$4.4	$4.2	$1.8	$0.3	$430.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$(2.4)	$(0.8)	$(0.2)	$(0.9)	$(0.6)	$(0.2)	$(6.8)

A reconciliation of the fair value of investments for six months ending June 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	1.4	0.2	0.0	0.0	0.0	0.0	0.1	1.7
Unrealized (depreciation) appreciation included in earnings	(4.6)	3.2	2.8	(0.1)	1.1	(0.9)	(0.1)	1.4
Accretion of discount	1.6	1.3	0.0	0.0	0.0	0.0	0.0	2.9
Purchases	88.2	14.6	16.8	0.0	0.0	0.0	0.0	119.6
Repayments and Sales	(77.7)	(1.5)	0.0	(0.4)	0.0	0.0	(0.5)	(80.1)
Payment in Kind income	4.0	0.0	0.0	0.0	0.0	0.2	0.0	4.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2012	$292.1	$68.8	$58.9	$4.4	$4.2	$1.8	$0.3	$430.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(5.2)	$3.4	$2.7	$(0.1)	$1.1	$(0.9)	$(0.2)	$0.8

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales (1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.1)	$(8.8)	$(1.3)	$(0.3)	$(2.7)	$0.1	$0.3	$(16.8)

(1)	Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2012, the Company’s asset coverage for borrowed amounts was 452%.

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the June 30, 2012 consolidated statements of assets and liabilities. On April 25, 2012, the Class A note holders were paid interest on the Class A notes of approximately $719,000 and for the six months ending June 30, 2012, the Class A note holders were paid interest on the Class A notes of approximately $2.0 million. Holdings retained all of the subordinated notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The subordinated notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

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

As of June 30, 2012, there were 44 investments in portfolio companies with a total fair value of approximately $215.3 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 25, 2012 and through April 24, 2012, the interest rate of 2.81% charged under the securitization was based on three-month LIBOR of 0.56%. Effective April 25, 2012 and through June 30, 2012, the interest rate of 2.72% charged under the securitization was based on three-month LIBOR of 0.47%. For the three and six months ended June 30, 2012, respectively, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.23% and 3.27%. For the three and six months ended June 30, 2012, respectively, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $816,304 and $1,653,081.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

The following are the carrying values and fair values of the Company’s debt liabilities as of June 30, 2012 and December 31, 2011. Fair value is based upon the bid price provided by the placement agent at the measurement date.

	As of June 30, 2012 (in thousands)		As of December 31, 2011 (in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Class A Notes	$99,803	$100,491	$99,711	$95,723

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of June 30, 2012, the Company had deferred financing costs of approximately $2.7 million. Discount on the Notes at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the three and six months ended June 30, 2012, was approximately $115,000 and $243,000, respectively. The amortization expense for the year ended December 31, 2011 was approximately $167,000.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Numerator for basic and diluted income per share–net increase in net assets resulting from investment income	$15,037,476	$9,523,437	$23,191,996	$10,071,460

Numerator for basic and diluted income per share–net increase in net assets resulting from operations	$9,259,874	$4,204,646	$26,343,242	$15,764,288

Denominator for basic and diluted income per share–weighted average shares	37,755,905	32,387,993	35,583,102	32,151,738

Basic and diluted net investment income per common share	$0.40	$0.29	$0.65	$0.31

Basic and diluted net increase in net assets resulting from operations per common share	$0.25	$0.13	$0.74	$0.49

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $2.2 million and $610,000 for the quarters ended June 30, 2012 and 2011, respectively; for the six month periods ended June 30, 2012 and 2011, TICC incurred pre-incentive fee net investment income incentive fees of approximately $3.4 million and $989,000, respectively. The net investment income incentive fee payable to TICC Management for the second quarter of 2012 and 2011, were approximately $2.2 million and $610,000, respectively.

For the quarter ended June 30, 2012, the capital gains incentive fee expense was reduced by approximately $1.2 million compared with an expense reduction of approximately $1.4 million for the quarter ended June 30, 2011. For the first two quarters of 2012, the capital gains incentive fee liability was reduced by approximately $90,000 compared with expenses incurred of approximately $5.0 million for the six months ending June 30, 2011. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of TICC’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Company’s overall investment results.

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

For the quarters ended June 30, 2012 and 2011, respectively, TICC incurred base investment advisory fees of approximately $2.5 million and $1.7 million in accordance with the terms of the Investment Advisory Agreement; for the first two quarters ended June 30, 2012 and 2011, TICC incurred investment advisory fees of approximately $4.6 million and $3.3 million, respectively, of which amounts $2.5 million and $1.7 million remained payable to TICC Management at the end of each respective period. TICC incurred approximately $279,000 and $258,000 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the six months ended June 30, 2012 and 2011, TICC incurred compensation expenses of approximately $550,000 and $496,000, respectively, of which amounts approximately $300,000 and $267,000 was accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $17,400 and $17,300 for reimbursement of facility costs allocated under the agreement for the three months June 30, 2012 and 2011, respectively; for the six months ended June 30, 2012 and 2011, TICC incurred approximately $34,000 and $35,000, of which amounts $0 and $6,000 remained payable at the end of each respective period.

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

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all Federal income taxes.   The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income.   The Company will accrue excise tax on estimated excess taxable income, if any, as required.

On June 29, 2012, the Company paid a dividend of $0.27 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash. The plan was recently amended to provide a 5% discount for shares purchased under the dividend reinvestment plan.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2012 was $9.47, and at December 31, 2011 was $9.30. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2012 and 2011, the Company recorded approximately $4.0 million and $733,000 in PIK income, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded approximately $4.2 million and $805,000 in PIK interest, respectively.

In addition, the Company recorded original issue discount income of approximately $1.5 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $2.9 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 10. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

For the three months ended June 30, 2012, the Company recorded approximately $4.1 million in other income comprised of approximately $3.4 million in amendment fees in connection with its debt investment in American Integration Technologies, LLC, as well as approximately $0.7 million of additional fee income from its investments in other portfolio companies.  For the three months ended June 30, 2011, the Company recorded approximately $287,000 in other income.  The Company recorded other income totaling approximately $4.2 million and $446,000 for the six months ended June 30, 2012 and 2011, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended June 30, 2012 and 2011, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $6.3 million in such distributions during the quarter ended June 30, 2012, compared to approximately $3.6 million during the quarter ended June 30, 2011. The Company received distributions of approximately $12.0 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ending June 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended June 30, 2012 (unaudited)	Three Months Ended June 30, 2011 (unaudited)	Six Months Ended June 30, 2012 (unaudited)	Six Months Ended June 30, 2011 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.50	$9.97	$9.30	$9.85

Net investment income(1)	0.40	0.29	0.65	0.31
Net realized and unrealized capital gains(2)	(0.15)	(0.16)	0.09	0.18

Total from net investment operations	0.25	0.13	0.74	0.49

Distributions per share from net investment income	(0.27)	(0.25)	(0.54)	(0.49)

Distributions based on weighted average share impact	(0.01)	-	(0.03)	-
Distributions from net realized capital gains	-	-	-	-

Tax return of capital distributions	-	-	-	-

Total distributions(3)	(0.28)	(0.25)	(0.57)	(0.49)

Effect of shares issued, net of offering expenses(6)	-	-	-	-

Net asset value at end of period	$9.47	$9.85	$9.47	$9.85

Per share market value at beginning of period	$9.74	$10.87	$8.65	$11.21
Per share market value at end of period	$9.69	$9.60	$9.69	$9.60
Total return(4)	2.26%	(9.38)%	18.34%	(10.19)%
Shares outstanding at end of period	37,806,232	32,671,485	37,806,232	32,671,485

Ratios/Supplemental Data
Net assets at end of period (000’s)	358,055	321,776	358,055	321,776
Average net assets (000’s)	356,762	321,805	336,458	318,218
Ratio of expenses to average net assets:
Expenses before incentive fees(5)	4.95%	3.03%	5.20%	3.02%
Net investment income incentive fees(5)	2.43%	0.76%	1.99%	0.62%
Capital gains incentive fees(5)	(1.30)%	(1.79)%	(0.05)%	3.16%

Total ratio of expenses to average net assets(5)	6.08%	2.00%	7.14%	6.80%

Ratio of expenses, excluding interest expense, to average net assets(5)	5.17%	2.00%	6.16%	6.80%

Ratio of net investment income to average net assets(5)	16.86%	11.84%	13.79%	6.33%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2012, none of the distributions for 2012 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	Annualized.
(6)	There was an accretion of approximately $0.02 per share based on the actual number of offering shares sold during the quarter ended March 31, 2012. Based on weighted average shares, the impact is less than $0.01 per share.

NOTE 13. CASH AND CASH EQUIVALENTS

At June 30, 2012 and December 31, 2011, respectively, cash and cash equivalents consisted of:

	June 30, 2012	December 31, 2011
Total Cash Equivalents	$—	$—

Cash	10,868,065	4,494,793
Restricted Cash	13,790,934	23,183,698

Cash and Cash Equivalents	$24,658,999	$27,678,491

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for the Company’s debt securitization. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 14. COMMITMENTS

As of June 30, 2012, the Company had not made any commitments to purchase additional debt investments and/or warrants from any portfolio companies.

NOTE 15. SUBSEQUENT EVENTS

On July 26, 2012, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 28, 2012 to shareholders of record as of September 14, 2012.

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

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of June 30, 2012, our debt investments had stated interest rates of between 3.82% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 6 and 124 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.2% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended June 30, 2012, we recognized approximately $3.4 million of PIK fee income associated with our investment in American Integration Technologies, LLC, and approximately $600,000 from PIK interest and dividend income associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC., and Shearers Food, Inc., compared to PIK interest of approximately $773,000 for the quarter ended June 30, 2011.

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

During the quarter ended June 30, 2012, we closed approximately $62.1 million in portfolio investments, including additional investments of approximately $26.2 million in existing portfolio companies and approximately $35.9 million in new portfolio companies. During the quarter ended June 30, 2012, we recognized a total of $66.2 million from principal repayments on debt investments, and we recognized approximately $2.5 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended June 30, 2012 in the amount of approximately $1.5 million. For the quarter ended June 30, 2012, we had net unrealized depreciation of approximately $7.3 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2012, we had net unrealized depreciation of approximately $7.3 million, comprised of $2.9 million in gross unrealized appreciation, $9.8 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
SourceHOV, LLC	$0.7
Sargas CLO 2006 -1A	0.6
Power Tools, Inc.	0.4
GSC 2007-8X CLO	0.3
Lightpoint CLO 2005-3X	(0.3)
Stone Tower CLO LTD 2007 7X	(0.3)
ACA CLO 2006-2, Limited	(0.4)
Integra Telecom Holdings, Inc.	(0.7)
Pegasus Solutions, Inc.	(1.1)
Merrill Communications, LLC	(1.8)
Net all other	(4.7)

Total	$(7.3)

For the quarter ended June 30, 2011, we recorded net realized gains on investments of approximately $0.7 million, which represents the gain realized on the repayment of our investment in Prodigy Health Group.

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

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$0.9
Pegasus Solutions, Inc	0.4
Lightpoint CLO 2007-8a	(0.3)
Ocean Trails CLO II 2007-2a-d	(0.3)
Harbourview – 2006A CLO Equity	(0.4)
Hewetts Island CDO III 2005-1A D	(0.5)
Hewetts Island CDO IV 2006-4	(0.6)
Sargas CLO 2006 -1A	(0.8)
Prodigy Health Group	(0.8)
Integra Telecom Holdings, Inc	(1.0)
Net all other	(2.6)

Total	$(6.0)

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

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loans market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which continued through 2010. During 2011 and through the quarter ended June 30, 2012, we saw ongoing price volatility for corporate loans, consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, and have made a number of selective purchases in these markets.

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

In May 2011, the FASB issued ASU 2011-04, “ Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS .” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011 and as such we have adopted this ASU beginning with the quarter ended March 31, 2012. We have increased our disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

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

On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at June 30, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	8.7	292.1	300.8
CLO Debt	0.0	0.0	68.8	68.8
CLO Equity	0.0	0.0	58.9	58.9
Subordinated Notes	0.0	0.0	4.4	4.4
Common Stock	0.0	0.0	4.2	4.2
Preferred Shares	0.0	0.0	1.8	1.8
Warrants to purchase equity	0.0	0.0	0.3	0.3

Total	$0.0	$8.7	$430.5	$439.2

  A reconciliation of the fair value of investments for three months ended June 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2012	$291.9	$70.5	$59.7	$4.9	$5.1	$2.3	$1.0	$435.4
Realized Gains included in earnings	1.3	0.0	0.0	0.0	0.0	0.0	0.1	1.4
Unrealized (depreciation) appreciation included in earnings	(1.9)	(2.4)	(0.8)	(0.2)	(0.9)	(0.6)	(0.3)	(7.1)
Accretion of discount	0.8	0.7	0.0	0.0	0.0	0.0	0.0	1.5
Purchases	62.1	0.0	0.0	0.0	0.0	0.0	0.0	62.1
Repayments and Sales	(66.0)	0.0	0.0	(0.3)	0.0	0.0	(0.5)	(66.8)
Payment in Kind income	3.9	0.0	0.0	0.0	0.0	0.1	0.0	4.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2012	$292.1	$68.8	$58.9	$4.4	$4.2	$1.8	$0.3	$430.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$(2.4)	$(0.8)	$(0.2)	$(0.9)	$(0.6)	$(0.2)	$(6.8)

 A reconciliation of the fair value of investments for six months ending June 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	1.4	0.2	0.0	0.0	0.0	0.0	0.1	1.7
Unrealized (depreciation) appreciation included in earnings	(4.6)	3.2	2.8	(0.1)	1.1	(0.9)	(0.1)	1.4
Accretion of discount	1.6	1.3	0.0	0.0	0.0	0.0	0.0	2.9
Purchases	88.2	14.6	16.8	0.0	0.0	0.0	0.0	119.6
Repayments and Sales	(77.7)	(1.5)	0.0	(0.4)	0.0	0.0	(0.5)	(80.1)
Payment in Kind income	4.0	0.0	0.0	0.0	0.0	0.2	0.0	4.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at June 30, 2012	$292.1	$68.8	$58.9	$4.4	$4.2	$1.8	$0.3	$430.5

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(5.2)	$3.4	$2.7	$(0.1)	$1.1	$(0.9)	$(0.2)	$0.8

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales (1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.1)	$(8.8)	$(1.3)	$(0.3)	$(2.7)	$0.1	$0.3	$(16.8)

(1)	Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $439.2 million and $391.5 million as of June 30, 2012 and December 31, 2011, respectively. The increase in investments during the six month period was due primarily to new investments of approximately $119.6 million and net unrealized appreciation of approximately $1.3 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $82.1 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2012, we recognized approximately $2.5 million from the sales of our debt investment in Diversified Machine, Inc. ($2.0 million) and our equity investment in warrants issued by Power Tools, Inc. ($0.5 million), whereas for the year ended December 31, 2011, we recognized proceeds of approximately $11.3 million from the sales of securities. Also, during the quarter ended June 30, 2012, we had repayments and amortization payments of approximately $66.2 million, whereas, for the year ended December 31, 2011, we had repayments and amortization payments of approximately $107.9 million.

As of June 30, 2012, we had investments in debt securities of, or loans to, 71 portfolio companies, with a fair value of approximately $374.0 million, and equity investments in 22 portfolio companies, with a fair value of approximately $65.2 million. As of December 31, 2011, we had investments in debt securities of, or loans to, 69 portfolio companies, with a fair value of approximately $345.8 million, and equity investments in 21 portfolio companies, with a fair value of approximately $45.7 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2012 and the year ended December 31, 2011 follows:

	June 30, 2012	December 31, 2011
	(dollars in millions)	(dollars in millions)

Beginning Investment Portfolio	$391.5	$247.5
Portfolio Investments Acquired	119.6	272.5
Debt repayments	(70.6)	(107.9)
Sales of securities	(11.5)	(11.3)
Payment in Kind	4.2	1.5
Original Issue Discount	2.9	5.0
Net Unrealized Appreciation (Depreciation)	1.3	(19.4)
Net Realized Gains	1.8	3.6
	$439.2	$391.5

The following table indicates the quarterly portfolio investment activity for the past six quarters:

	New Investments	Debt Repayments	Sales of Securities
Quarter ended	(dollars in millions)	(dollars in millions)	(dollars in millions)
June 30, 2012	$62.1	$66.2	$2.5
March 31, 2012	57.5	4.4	9.0
Total	$119.6	$70.6	$11.5

December 31, 2011	$60.3	$28.5	$2.9
September 30, 2011	81.0	9.0	-
June 30, 2011	30.6	12.6	-
March 31, 2011	100.6	57.8	8.4
Total	$272.5	$107.9	$11.3

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$300.8	68.5%	$289.9	74.1%
CLO Debt	68.8	15.6%	51.0	13.0%
CLO Equity	58.9	13.4%	39.3	10.0%
Subordinated Notes	4.4	1.0%	4.9	1.3%
Common Stock	4.2	1.0%	3.1	0.8%
Preferred Shares	1.8	0.4%	2.5	0.6%
Warrants	0.3	0.1%	0.8	0.2%

Total	$439.2	100.0%	$391.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$127.7	29.1%	$90.2	23.0%
Software	37.5	8.6%	42.5	10.9%
Telecommunication services	35.1	8.0%	32.6	8.3%
Business services	30.5	7.0%	29.4	7.5%
Enterprise software	27.3	6.2%	18.9	4.8%
Healthcare	24.4	5.5%	28.1	7.2%
Semiconductor capital equipment	22.6	5.2%	22.6	5.8%
Retail	21.7	4.9%	18.8	4.8%
Financial intermediaries	17.7	4.0%	11.6	3.0%
Web hosting	16.6	3.8%	14.5	3.7%
Education	13.5	3.1%	8.7	2.2%
Auto parts manufacturer	12.0	2.7%	9.4	2.4%
Printing and publishing	11.6	2.6%	14.7	3.8%
IT consulting	9.6	2.2%	9.6	2.5%
Computer hardware	8.4	1.9%	10.1	2.6%
Advertising	5.8	1.3%	7.6	1.9%
Packaging and glass	5.0	1.1%	4.9	1.3%
Building and development	4.9	1.1%	4.9	1.2%
Food products manufacturer	3.9	0.9%	4.0	1.0%
Utilities	2.5	0.6%	0.0	0.0%
IT value-added reseller	0.9	0.2%	1.5	0.4%
Cable/satellite television	0.0	0.0%	4.9	1.2%
Interactive voice messaging services	0.0	0.0%	2.0	0.5%

Total	$439.2	100.0%	$391.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2012 and December 31, 2011, our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2012, and December 31, 2011, our debt investment portfolio was graded as follows:

		June 30, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$5.9	1.4%	$5.8	1.5%
2	Full repayment of principal and interest is expected	343.6	82.4%	311.4	83.3%
3	Closer monitoring is required. Full repayment of principal and interest is expected	64.2	15.4%	56.8	15.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	3.5	0.8%	—	0.0%

		$417.2	100.0%	$374.0	100.0%

		December 31, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$13.2	3.4%	$13.1	3.8%
2	Full repayment of principal and interest is expected	301.9	78.3%	267.1	77.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected	67.2	17.4%	63.6	18.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	3.5	0.9%	2.0	0.6%

		$385.8	100.0%	$345.8	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2012 to the three months ended June 30, 2011.

Investment Income

As of June 30, 2012, our debt investments had stated interest rates of between 3.82% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 6 and 124 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.2% including GenuTec Business Solutions, Inc., compared with 12.9% as of June 30, 2011.

Investment income for the three months ended June 30, 2012 was approximately $20.5 million compared to approximately $11.1 million for the three months ended June 30, 2011. This increase was due in part to a one-time fee of approximately $3.4 million associated with our investment in American Integration Technologies, LLC (“AIT”), as well as an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle investments. The total principal value of income producing debt investments as of June 30, 2012 and June 30, 2011 was approximately $413.7 million and $285.9 million, respectively. For the quarter ended June 30, 2012, investment income consisted of approximately $7.5 million in cash interest from portfolio investments, approximately $1.5 million in amortization of original issue and market discount, approximately $437,000 of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $6.4 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $0.6 million in PIK interest income.

For the quarter ended June 30, 2012, fee income of approximately $4.1 million was recorded, compared to fee income of approximately $287,000 for the quarter ended June 30, 2011. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees. During the quarter ended June 30, 2012, we recorded approximately $3.4 million of PIK fee income in association with our investment in AIT.

Operating Expenses

 Total expenses for the quarter ended June 30, 2012 were $5.4 million, which includes the reduction of the accrued capital gains incentive fee of approximately $1.2 million.

 Expenses before incentive fees, for the quarter ended June 30, 2012, were approximately $4.4 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $2.0 million from the quarter ended June 30, 2011, attributable primarily to higher investment advisory fees (consisting of the base management fee), interest expense associated with the senior notes issued under our collateralized loan obligation transaction as well as increased professional fees associated with our legal and audit expenses. Expenses before incentive fees for the quarter ended June 30, 2011 were approximately $2.4 million.

 The investment advisory fee for the second quarter of 2012 was approximately $2.5 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2011 was approximately $1.7 million. The increase of approximately $789,000 is due to an increase in average gross assets. At each of June 30, 2012 and December 31, 2011, respectively, approximately $2.5 million and $2.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

 Interest expense and other debt financing expenses for the second quarter of 2012 was approximately $816,000, which was directly related to our debt securitization financing transaction. In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the second quarter of 2012 was approximately $512,000. Additionally, for the quarter ended June 30, 2012, the amortization of the discount on the issued notes was approximately $39,500 and amortization of deferred debt issuance costs was approximately $75,400.

 Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $436,000 for the quarter ended June 30, 2012, compared to approximately $168,000 for the quarter ended June 30, 2011. This was the result of an increase in legal services and audit fees which were approximately $211,000 and $175,000, respectively.

 Compensation expenses were approximately $279,000 for the quarter ended June 30, 2012, compared to approximately $258,000 for the quarter ended June 30, 2011, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2012 and December 31, 2011, respectively, approximately $300,000 and $605,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $435,000 for the three months ended June 30, 2012 compared to approximately $356,000 for the same period in 2011. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the second quarter of 2012 was approximately $2.2 million compared to $610,000 in the second quarter of 2011. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the second quarter ended June 30, 2012 resulted in an accrual reversal of approximately $1.2 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $1.0 million capital gains incentive fee accrual as of June 30, 2012 relates entirely to this hypothetical liquidation calculation. For the quarter ended June 30, 2011, a reversal of approximately $1.4 million was recorded.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2012, we recorded net realized gains on investments of approximately $1.5 million, which represents the gains on the sale and repayments of several of our investments principally in GRD Holding III ($370,000), Power Tools, Inc. ($204,000), Attachmate Corporation ($135,000), Syniverse Holdings, Inc. ($137,000), Sonic Wall, Inc. ($140,000) and Shield Finance Co. ($115,000).

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2012, we had net unrealized depreciation of approximately $7.3 million, comprised of $2.9 million in gross unrealized appreciation, $9.8 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
SourceHOV, LLC	$0.7
Sargas CLO 2006 -1A	0.6
Power Tools, Inc.	0.4
GSC 2007-8X CLO	0.3
Lightpoint CLO 2005-3X	(0.3)
Stone Tower CLO LTD 2007 7X	(0.3)
ACA CLO 2006-2, Limited	(0.4)
Integra Telecom Holdings, Inc.	(0.7)
Pegasus Solutions, Inc.	(1.1)
Merrill Communications, LLC	(1.8)
Net all other	(4.4)

Total	$(7.3)

For the quarter ended June 30, 2011, we recorded net realized gains on investments of approximately $0.7 million, which represents relatively small gains on several different investments.

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

Portfolio Company	Unrealized appreciation (depreciation)
American Integration Technologies, LLC	$0.9
Pegasus Solutions, Inc.	0.4
Lightpoint CLO 2007-8a	(0.3)
Ocean Trails CLO II 2007-2a-d	(0.3)
Harbourview – 2006A CLO Equity	(0.4)
Hewetts Island CDO III 2005-1A D	(0.5)
Hewetts Island CDO IV 2006-4	(0.6)
Sargas CLO 2006 -1A	(0.8)
Prodigy Health Group	(0.8)
Integra Telecom Holdings, Inc.	(1.0)
Net all other	(2.6)

Total	$(6.0)

Please see “—Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended June 30, 2012 and 2011 was $15.0 million and $9.5 million, respectively. This increase was due in part to a one-time fee of approximately $3.4 million associated with our investment in AIT, as well as an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle .

Excluding the impact of the capital gains incentive fee reversal of approximately $1,155,000, net investment income for the quarter ended June 30, 2012 was approximately $13.9 million compared to approximately $8.1 million for the same period in 2011.

Based on a weighted-average of 37,755,905 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2012 was approximately $0.40 for basic and diluted, compared to approximately $0.29 per share for the same period in 2011. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.37, basic and diluted, compared to $0.25 per share for the same period in 2011.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $9.3 million for the quarter ended June 30, 2012, compared to a net increase of approximately $4.2 million for the comparable period in 2011. This increase was attributable to greater net investment income and greater realized gains partially offset set by increased net unrealized depreciation.

Based on a weighted-average of 37,755,905 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2012 was approximately $0.25 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.13 per share for the same period in 2011.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been $0.22, basic and diluted, compared to an increase of $0.09 per share for the same period in 2011.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2012 to the six months ended June 30, 2011.

Investment Income

As of June 30, 2012, our debt investments had stated interest rates of between 3.82% and 15.75% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 6 and 124 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 11.2% including GenuTec Business Solutions, Inc., compared with 12.9% as of June 30, 2011.

Investment income for the six months ended June 30, 2012 was approximately $35.2 million compared to approximately $20.9 million for the six months ended June 30, 2011. This increase was due in part to an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle investments as well as a one-time fee of approximately $3.4 million associated with our investment in American Integration Technologies, LLC. The total principal value of income producing debt investments as of June 30, 2012 and June 30, 2011 was approximately $413.7 million and $285.9 million, respectively. For the six months ended June 30, 2012, investment income consisted of approximately $14.8 million in cash interest from portfolio investments, approximately $2.9 million in amortization of original issue and market discount, approximately $0.5 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $12.0 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $0.8 million in PIK interest income.

For the six months ended June 30, 2012, fee income of approximately $4.2 million was recorded, compared to fee income of approximately $446,000 for the six months ended June 30, 2011. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees. During the six months ended June 30, 2012, we recorded approximately $3.4 million of PIK fee income in association with our investment in AIT.

Operating Expenses

Total expenses for the six months ended June 30, 2012 were $12.0 million, which includes the reduction of the accrued capital gains incentive fee of approximately $90,000.

Expenses before incentive fees, for the six months ended June 30, 2012, were approximately $8.8 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $3.9 million from the six months ended June 30, 2011, attributable primarily to higher investment advisory fees (consisting of the base management fee), interest expense associated with the senior notes issued under our collateralized loan obligation transaction as well as increased professional fees associated with our legal and audit expenses. Expenses before incentive fees for the six months ended June 30, 2011 were approximately $4.8 million.

The investment advisory fee for the first six months of 2012 was approximately $4.6 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2011 was approximately $3.3 million. The increase of approximately $1.3 million is due to an increase in average gross assets. At each of June 30, 2012 and December 31, 2011, respectively, approximately $2.5 million and $2.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the six months ended of 2012 was approximately $1.7 million, which was directly related to our debt securitization financing transaction. In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the second quarter of 2012 was approximately $512,000. Additionally, for the six months ended June 30, 2012, the amortization of the discount on the issued notes was approximately $92,000 and amortization of deferred debt issuance costs was approximately $151,000.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.2 million for the six months ended June 30, 2012, compared to approximately $461,000 for the six months ended June 30, 2011. This was the result of an increase in legal services and audit fees which were approximately $542,000 and $582,000, respectively.

Compensation expenses were approximately $550,000 for the six months ended June 30, 2012, compared to approximately $496,000 for the six months ended June 30, 2011, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2012 and December 31, 2011, respectively, approximately $300,000 and $605,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $727,000 for the six months ended June 30, 2012 compared to approximately $575,000 for the same period in 2011. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first six months of 2012 was approximately $3.4 million compared to $1.0 million for the six months ended June 30, 2011. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the six months ended June 30, 2012 resulted in an accrual reversal of approximately $90,000. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $1.0 million capital gains incentive fee accrual as of June 30, 2012 relates entirely to this hypothetical liquidation calculation. For the six months ended June 30, 2011, an expense of approximately $5.0 million was recorded.

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

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2012, we recorded net realized gains on investments of approximately $1.8 million, which represents the gains on the sale and repayments of several of our investments principally in GRD Holding III ($370,000), Liberty CDO LTD 2005-1AC ($216,000), Power Tools, Inc. ($204,000), Attachmate Corporation ($135,000), Syniverse Holdings, Inc. ($137,000), Sonic Wall, Inc. ($140,000) and Shield Finance Co. ($115,000).

 Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2012, we had net unrealized appreciation of approximately $1.4 million, comprised of $18.7 million in gross unrealized appreciation, $16.8 million in gross unrealized depreciation and approximately $0.5 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Algorithmic Implementations, Inc.	$1.0
Integra Telecom Holdings, Inc.	1.0
Power Tools, Inc.	0.9
Hewetts Island CDO IV 2006-4 E	0.8
Harbourview - 2006A CLO Equity	0.8
SourceHOV, LLC	0.7
Prospero CLO II BV	0.6
Sargas CLO 2006 -1A	0.6
Harch 2005-2A BB CLO	0.5
Marlborough Street 2007-1A	0.5
Canaras CLO Equity - 2007-1A, 1X	0.5
GALE 2007-4A CLO	0.5
Emporia CLO 2007 3A E	0.4
Lightpoint CLO 2007-8A	0.4
RBS Holding Company	(0.9)
Stratus Technologies, Inc.	(1.3)
Merrill Communications, LLC	(1.8)
GenuTec Business Solutions, Inc.	(2.0)
Pegasus Solutions, Inc.	(2.4)
Net all other	0.6

Total	$1.4

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2012 and 2011 was $23.2 million and $10.1 million, respectively. This increase was due in part to an increase in the amount of performing assets in the portfolio and distributions from the equity interests in our CLO vehicle, as well as a one-time fee of approximately $3.4 million associated with our investment in AIT.

Excluding the impact of the capital gains incentive fee reversal of $90,000, net investment income for the six months ended June 30, 2012 was approximately $23.1 million compared to approximately $15.1 million for the same period in 2011.

Based on a weighted-average of 35,583,102 shares outstanding (basic and diluted), the net increase in net assets resulting from net investment income per common share for the six months ended June 30, 2012 was approximately $0.65 for basic and diluted, compared to approximately $0.31 per share for the same period in 2011. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have remained at approximately $0.65, basic and diluted, compared to $0.47 per share for the same period in 2011.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $26.3 million for the six months ended June 30, 2012, compared to a net increase of approximately $15.8 million for the comparable period in 2011. This increase was attributable to greater net investment income partially offset set by lower net unrealized appreciation and net realized gains.

Based on a weighted-average of 35,583,102 shares outstanding (basic and diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2012 was approximately $0.74 for basic and diluted, compared to a net increase in net assets resulting from operations of approximately $0.49 per share for the same period in 2011.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have remained at approximately $0.74, basic and diluted, compared to an increase of $0.65 per share for the same period in 2011.

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

The following tables provide a reconciliation of net investment income to core net investment income (for the three and six months ended June 30, 2012 and 2011, respectively):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$15,037,476	$0.40	$23,191,996	$0.65
Capital gains incentive fee	(1,155,520)	(0.03)	(89,857)	-
Core net investment income	$13,881,956	$0.37	$23,102,139	$0.65

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011

	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$9,523,437	$0.29	$10,071,460	$0.31
Capital gains incentive fee	(1,442,843)	(0.04)	5,026,486	0.16
Core net investment income	$8,080,594	$0.25	$15,097,946	$0.47

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and six months ended June 30, 2012 and 2011, respectively):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$9,259,874	$0.25	$26,343,242	$0.74
Capital gains incentive fee	(1,155,520)	(0.03)	(89,857)	-
Core net increase in net assets resulting from operations	$8,104,354	$0.22	$26,253,385	$0.74

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011

	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$4,204,646	$0.13	$15,764,288	$0.49
Capital gains incentive fee	(1,442,843)	(0.04)	5,026,486	0.16
Core net increase in net assets resulting
from operations	$2,761,803	$0.09	$20,790,774	$0.65

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	2012		2011
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Ratio of core net investment income to average net assets, for the three and six month periods ended June 30, 2012 and 2011, respectively	3.89%	6.86%	10.05%	9.49%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and six month periods ended June 30, 2012 and 2011, respectively.

	2012		2011
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Ratio of net investment income to average net assets	4.21%	6.89%	11.84%	6.33%
Ratio of capital gain incentive fee to average net assets	(0.32)%	(0.03)%	(1.79)%	3.16%
Ratio of core net investment income to average net assets	3.89%	6.86%	10.05%	9.49%

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2012, we issued approximately 4.9 million shares in a follow-on equity offering, raising approximately $46.0 million in net proceeds.

During the six months ended June 30, 2012, cash and cash equivalents increased from approximately $4.5 million at the beginning of the period to approximately $10.9 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $29.6 million, largely reflecting purchases of new investments of approximately $127.4 million offset by proceeds from principal repayments and sales of investments of approximately $82.1 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $26.6 million reflecting primarily the net proceeds of approximately $46.0 million resulting from the follow-on equity offering partially offset by the distribution of dividends.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $4.6 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $727,000 for administrative services for the six months ended June 30, 2012.

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

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO LLC, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the June 30, 2012 consolidated statements of assets and liabilities. For the six months period ended June 30, 2012, the Class A note holders were paid interest on the Class A notes of approximately $2.0 million. Holdings retained all of the Subordinated Notes totaling $123.75 million and all of the membership interests in the Securitization Issuer. The Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the Securitization Issuer.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal 2012
July 26, 2012	September 14, 2012	September 28, 2012	$0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27

Total (2012)			0.83

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.99	(1)

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$8.55	(5)

(1)	Distributions for the fiscal years ended December 31, 2011, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

•	BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

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

RECENT DEVELOPMENTS

On July 26, 2012, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 28, 2012 to shareholders of record as of September 14, 2012.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, three debt investments in our portfolio were at a fixed rate, and the remaining seventy-one debt investments were at variable rates, representing approximately $23.9 million and $393.3 million in principal debt, respectively. At June 30, 2012, $389.8 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2012. We have also assumed outstanding borrowings of $101,250,000. Under this analysis, net investment income would be essentially unchanged on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $9.4 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

 ITEM  4. CONTROLS AND PROCEDURES.

As of June 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 37,806,232 shares are issued and outstanding as of August 2, 2012. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO vehicle treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC status regardless of whether or not the CFC makes an actual distribution during such year.

Legislation enacted in 2010 imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid after December 31, 2013, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends paid after December 31, 2014, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2012, we issued a total of 100,304 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $949,464.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).

10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LCC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: August 3, 2012	By:	/ s / Jonathan H. Cohen

Jonathan H. Cohen Chief Executive Officer

Date: August 3, 2012	By:	/ s / Patrick F. Conroy

Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)

