Form 10-Q
period 2012-09-30
TICC Capital Corp.
filed 2012-11-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 8, 2012 was 41,312,780.

TICC CAPITAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Statements of Assets and Liabilities as of September 30, 2012 and December 31, 2011	3

	Consolidated Schedule of Investments as of September 30, 2012	4

	Consolidated Schedule of Investments as of December 31, 2011	9

	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	14

	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2012 and for the year ended December 31, 2011	15

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	16

	Notes to Consolidated Financial Statements	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Cautionary Statements Regarding Forward-Looking Statements	28

	Overview	29

	Critical Accounting Policies	31

	Portfolio Composition and Investment Activity	35

	Results of Operations	39

	Liquidity and Capital Resources	48

	Recent Developments	51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

SIGNATURES		72

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Non-affiliated/non-control investments (cost: $495,670,473 @ 9/30/12; $372,091,255 @ 12/31/11)	$521,247,939	$375,793,839
Control investments (cost: $17,239,639 @ 9/30/12; $17,434,371 @ 12/31/11)	16,450,000	15,675,000
Total investments at fair value	537,697,939	391,468,839
Cash and cash equivalents	122,905,470	4,494,793
Restricted cash	96,729,990	23,183,698
Deferred debt issuance costs	8,182,726	2,895,873
Interest and distributions receivable	4,497,012	1,837,882
Securities sold not settled	503,750	-
Other assets	102,138	238,485
Total assets	$770,619,025	$424,119,570

LIABILITIES
Notes payable - debt securitizations	$212,443,165	$99,710,826
Convertible senior notes payable	105,000,000	-
Accrued interest payable	1,027,631	1,076,113
Investment advisory fee payable to affiliate	3,800,311	2,895,799
Accrued capital gains incentive fee to affiliate	5,668,706	1,108,749
Securities purchased not settled	34,561,217	13,352,500
Accrued expenses	1,220,546	873,592
Total liabilities	363,721,576	119,017,579

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 41,312,780 and 32,818,428 issued and outstanding, respectively	413,128	328,184
Capital in excess of par value	452,280,904	376,991,540
Net unrealized appreciation on investments	24,787,827	1,943,213
Accumulated net realized losses on investments	(66,752,406)	(70,308,108)
Distributions in excess of investment income	(3,832,004)	(3,852,838)
Total net assets	406,897,449	305,101,991
Total liabilities and net assets	$770,619,025	$424,119,570
Net asset value per common share	$9.85	$9.30

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes

Algorithmic Implementations, Inc. (d/b/a "Ai Squared")	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	$14,300,000	$14,239,639	$14,300,000

Aspen Dental Management, Inc.	healthcare	senior secured notes(4)(10) (7.00%, due October 6, 2016)	3,989,950	4,014,887	4,014,887

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(9)(10) (7.25%, due April 27, 2017)	7,850,000	7,698,489	7,906,442

		second lien senior secured notes(4)(5)(9) (11.00%, due November 22, 2018)	13,000,000	12,659,186	12,714,000

Band Digital Inc. (F/K/A "WHITTMANHART, Inc.")	IT consulting	senior secured notes(3)(4)(6)(7)(13) (0.0%, due December 31, 2013)	1,831,768	1,803,000	1,145,000

Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(9) (7.50%, due February 15, 2018)	5,962,500	5,904,303	5,992,313

		second lien senior secured notes(4)(5)(10) (11.50%, due August 15, 2018)	5,214,286	5,147,507	5,318,572

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9) (8.75%, due December 17, 2017)	1,875,000	1,874,937	1,734,375

DG Fastchannel, Inc.	advertising	first lien senior secured notes(4)(5)(10) (5.75%, due July 26, 2018)	2,992,013	2,917,131	2,897,256

Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(9) (9.29%, due December 1, 2016)	2,605,833	2,583,105	2,549,365

Drew Marine Partners	shipping and transportation	first lien senior secured notes(4)(5)(9) (6.25%, due September 1, 2014)	3,456,250	3,421,467	3,456,250

Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(9) (5.50%, due June 27, 2017)	4,654,948	4,536,593	4,631,673

Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(9)(10) (7.75%, due December 28, 2016)	15,960,000	15,850,571	15,999,900

First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (5.22%, due March 24, 2017)	10,000,000	9,885,460	9,857,500

GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,187,306	-

Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(6)(9) (5.25%, due November 5, 2016)	4,605,025	4,558,482	4,605,025

Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(9)(10) (6.00%, due December 14, 2017)	8,351,862	8,366,480	8,356,038

Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(9) (5.75%, due October 28, 2016)	2,860,748	2,818,839	2,860,748

Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(9) (7.00%, due April 3, 2017)	4,900,000	4,821,753	4,893,875

GXS Worldwide Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,924,464	8,290,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes - (continued)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(9) (7.75%, due March 21, 2017)	$4,432,534	$4,418,411	$4,421,453

Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 3, 2018)	6,964,918	6,936,448	6,924,313

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(9) (5.75% , due August 19, 2018)	4,455,084	4,312,783	4,499,635

Infor, Inc.	enterprise software	first lien senior secured notes(4)(5)(10) (5.25% , due April 5, 2018)	1,000,000	995,009	995,000

Integra Telecom Holdings, Inc.	telecommunication services	first lien senior secured notes(4)(10) (9.25%, due August 15, 2015)	7,804,066	7,457,220	7,758,567

InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(9) (6.47% , due December 1, 2013)	7,000,000	6,807,589	6,527,500

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9) (5.50%, due July 1, 2017)	3,950,000	3,950,000	3,950,000

Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9) (12.00% cash/4.87% PIK, due November 15, 2013)	6,363,000	6,338,393	4,525,684

Mirion Technologies, Inc.	utilities	senior secured notes(4)(9) (6.25%, due March 30, 2018)	2,487,500	2,440,896	2,487,500

Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(9)(10) (6.75%, due August 17, 2019)	10,000,000	9,885,945	9,887,500

National Healing Corp.	healthcare	senior secured notes(4)(5)(9)(10) (8.25%, due November 30, 2017)	10,724,734	10,467,083	10,724,734

National Vision, Inc.	retail	senior secured term B notes(4)(5)(9)(10) (7.00%, due August 2, 2018)	5,320,000	5,261,159	5,373,199

New Breed Logistics	logistics	senior secured term B notes(4)(5)(9)(10) (6.00%, due October 1, 2019)	8,000,000	8,000,000	7,920,000

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)(10) (7.00%, due January 27, 2016)	15,023,278	14,452,733	14,560,111

NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	8,887,500	8,854,485	8,909,719

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(3)(4)(5)(6)(9)(10) (7.75% cash/0.75% PIK, due April 17, 2013)	9,164,737	8,788,675	8,660,676

		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,390,892	5,093,032	5,623,985

Petco, Inc.	retail	senior secured notes(4)(9) (4.50%, due November 24, 2017)	4,949,495	4,745,817	4,964,987

Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (6.50%, due February 12, 2017)	2,970,000	2,948,289	2,945,260

Plato, Inc.	education	first lien senior secured notes(4)(5)(6)(9) (7.50%, due May 17, 2018)	4,937,500	4,860,197	4,937,500

Presidio IS Corp.	business services	senior secured notes(4)(6)(9)(10) (7.25%, due March 31, 2017)	10,000,000	9,970,646	9,900,000

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(9) (9.25%, due March 23, 2017)	4,925,000	4,897,121	2,955,000

Renaissance Learning	education	senior secured notes(4)(5)(9) (7.75%, due October 19, 2017)	3,960,000	3,820,066	3,983,087

Roundy's Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(10) (5.75%, due February 13, 2019)	3,989,975	3,835,572	3,903,752

Rovi Solutions Corp.	digital media	senior secured notes(4)(5)(10) (4.00%, due March 29, 2019)	2,992,481	2,880,711	2,913,928

Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(9) (10.75%, due May 18, 2018)	5,400,000	5,307,255	5,339,250

Six3 Systems, Inc.	IT consulting	term B senior secured notes(4)(5)(9)(10) (7.00%, due October 4, 2019)	10,000,000	9,900,000	9,900,000

SkillSoft Corporation	business services	senior secured notes(4)(5)(6)(9)(10) (5.00%, due May 26, 2017)	5,980,346	5,938,303	6,032,674

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes - (continued)

SourceHOV, LLC	business services	second lien senior secured notes(4)(5)(10) (10.50%, due May 19, 2018)	$12,000,000	$11,000,220	$10,860,000

Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(9) (7.25%, due February 1, 2018)	2,743,125	2,692,935	2,736,267

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,520,000	9,000,486	8,925,000

Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(9) (9.75%, due June 9, 2017)	4,687,500	4,648,626	4,476,563

Unitek Global Services, Inc.	IT consulting	tranche B term loan (4)(5)(9)(10) (9.00%, due April 15, 2018)	10,872,500	10,596,257	10,655,050

US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes(4)(5)(6)(9) (7.50%, due November 30, 2017)	5,955,000	5,814,985	5,962,444

Vision Solutions, Inc	software	second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2017)	10,000,000	9,918,799	9,950,000

WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(9)(10)(11) (7.00%, due October 27, 2017)	8,658,693	8,184,704	8,707,441

Total Senior Secured Notes				$359,634,449	$355,320,998	87.3%

Subordinated Notes

Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	$422,500	$422,351	$415,930

Shearer's Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(9) (12.00% Cash/3.75% PIK, due March 31, 2016)	4,342,823	4,273,929	4,473,108

Total Subordinated Notes				$4,696,280	$4,889,038	1.2%

Collateralized Loan Obligation - Debt Investments

Avenue CLO V LTD 2007-5A, 5X D1	structured finance	CLO secured notes(4)(5)(11)(12) (4.01%, due April 25, 2019)	$4,574,756	$2,461,070	$3,341,403

Canaras CLO - 2007-1A E	structured finance	CLO secured notes(4)(5)(11)(12) (4.73%, due June 19, 2021)	3,500,000	1,951,349	2,811,900

CGMS 2012 3A D	structured finance	CLO secured notes(4)(5)(11)(12) (5.87%, due October 4, 2024)	3,000,000	2,624,803	2,624,730

CIFC CLO - 2006-1A B2L	structured finance	CLO secured notes(4)(5)(11)(12) (4.46%, due October 20, 2020)	3,247,284	1,750,596	2,476,379

Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(11)(12) (4.15%, due April 23, 2021)	10,991,000	7,755,279	8,204,782

Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(11)(12) (5.17%, due June 1, 2017)	2,612,988	1,736,422	2,311,188

Harbourview CLO VI LTD 6 6X D	structured finance	CLO secured notes(4)(5)(11)(12) (4.06%, due December 27, 2019)	5,000,000	3,293,062	3,762,500

Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(11)(12) (5.45%, due October 22, 2017)	4,819,262	2,754,956	4,033,722

Hewetts Island CDO 2007 - 1RA E	structured finance	CDO secured notes(4)(5)(6)(11)(12) (7.19%, due November 12, 2019)	3,132,057	1,954,204	2,893,081

Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(11)(12) (6.19%, due August 9, 2017)	6,363,074	3,731,467	5,832,394

Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(11)(12) (4.99%, due May 9, 2018)	7,897,268	5,748,199	6,554,732

Kingsland LTD 2007 4A E	structured finance	CDO secured notes(4)(5)(11)(12) (3.81%, due April 16, 2021)	4,000,000	2,552,288	2,840,000

Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)(11)(12) (5.67%, due June 1, 2017)	3,646,669	2,367,676	3,229,125

Latitude II CLO 2006 2A D	structured finance	CDO senior secured notes(4)(5)(6)(11)(12) (4.14%, due December 15, 2018)	2,828,018	1,658,428	2,121,014

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Collateralized Loan Obligation - Debt Investments - (continued)

Latitude III CLO 2007-3A	structured finance	CDO secured notes(4)(5)(11)(12) (4.21%, due April 11, 2021)	$4,000,000	$2,020,189	$3,100,000

Lightpoint CLO 2007-8A	structured finance	CDO secured notes(4)(5)(11)(12) (6.96%, due July 25, 2018)	5,000,000	3,033,898	4,605,000

Loomis Sayles CLO 2006-1AE	structured finance	CDO secured notes(4)(5)(11)(12) (4.30%, due October 26, 2020)	3,322,992	1,973,655	2,654,406

Marlborough Street CLO LTD 2007 1A E	structured finance	CDO secured notes(4)(5)(11)(12) (4.11%, due April 18, 2019)	3,000,000	2,112,462	2,389,800

Muir Grove CLO LTD 2007 1X E	structured finance	CDO secured notes(4)(5)(11)(12) (8.45%, due March 25, 2020)	7,690,915	6,806,439	7,789,358

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(11)(12) (4.96%, due June 27, 2022)	3,649,700	2,167,397	2,928,154

Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(11)(12) (5.20%, due July 15, 2021)	2,834,633	2,203,346	2,182,668

Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(11)(12) (4.41%, due October 20, 2022)	9,900,000	4,554,161	7,416,090

Sargas CLO I LTD	structured finance	CLO senior secured notes(4)(5)(11)(12) (4.43%, due August 27, 2020)	2,000,000	1,590,000	1,590,000

Total Collateralized Loan Obligation - Debt Investments				$68,801,346	$87,692,426	21.5%

Collateralized Loan Obligation - Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(11)(12)	$-	$2,200,000	$4,500,000

ACA CLO 2007-1a sub	structured finance	CLO preferred equity(11)(12)	-	10,583,500	11,346,000

ACAS 2012-1A CLO sub	structured finance	CLO preferred equity(11)(12)	-	4,050,000	4,050,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(11)(12)	-	4,355,000	5,400,000

GALE 2007-4A CLO	structured finance	CLO income notes(11)(12)	-	1,965,000	2,760,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(11)(12)	-	4,110,000	6,000,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinates notes(11)(12)	-	3,639,870	4,254,250

Jersey Street 2006-1A CLO LTD	structured finance	CLO income notes(11)(12)	-	4,924,238	5,915,000

Kingsland LTD 2007-4X Sub	structured finance	CLO income notes(11)(12)	-	402,500	565,000

Lightpoint CLO 2005-3X	structured finance	CLO income notes(11)(12)	-	3,330,000	2,700,000

Lightpoint CLO VII LTD 2007-7	structured finance	CDO subordinates notes(11)(12)	-	1,562,500	1,800,000

Marea 2012-1A CLO	structured finance	CLO income notes(11)(12)	-	10,934,215	10,934,215

Marlborough Street 2007-1A	structured finance	CLO income notes(11)(12)	-	1,739,000	2,068,000

OCT11 2007-1A CLO	structured finance	CLO income notes(11)(12)	-	2,434,163	2,970,000

Rampart 2007-1A CLO Equity	structured finance	CDO subordinates notes(11)(12)	-	3,412,500	3,675,000

Sargas CLO 2006 -1A	structured finance	CDO subordinates notes(11)(12)	-	4,945,500	6,817,500

Stone Tower CLO LTD 2007 7X	structured finance	CDO subordinates notes(11)(12)	-	6,265,000	7,070,000

Total Collateralized Loan Obligation - Equity Investments				$70,852,986	$82,824,965	20.4%

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$-	$3,000,000	$2,150,000
(d/b/a "Ai Squared")

Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	-	1,712,396	2,362,451

Pegasus Solutions, Inc.	enterprise software	common equity(7)	-	62,595	41,488

Stratus Technologies, Inc.	computer hardware	common equity(7)	-	377,928	-

Total Common Stock Investments				$5,152,919	$4,553,939	1.1%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2012

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Preferred Equity

GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	$-	$1,500,000	$-

Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	-	1,360,510	1,367,328

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	-	186,622	80,752

Total Preferred Equity Investments				$3,047,132	$1,448,080	0.4%

Warrants

Band Digital Inc. (F/K/A "WHITTMANHART, Inc.")	IT consulting	warrants to purchase common stock(7)	$-	$-	$-

Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	-	725,000	968,493

Total Warrants				$725,000	$968,493	0.2%

Total Investments				$512,910,112	$537,697,939	132.1%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $28,093,220 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $37,571,864; aggregate gross unrealized depreciation for federal income tax purposes is $31,312,556. Net unrealized appreciation is $6,259,308 based upon a tax cost basis of $531,438,631.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Debt investment on non-accrued status at the relevant period end.

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

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Asset
Collateralized Loan Obligation - Debt Investments — (continued)

Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(10)(11) (4.14%, due April 11, 2021)	$4,000,000	$1,935,665	$2,360,000

Liberty CDO LTD 2005-1A C	structured finance	CDO secured notes(4)(5)(6)(10)(11) (2.33%, due November 1,2017)	1,986,259	1,155,372	1,311,924

Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(10)(11) (6.90%, due July 25, 2018)	5,000,000	2,896,267	3,700,000

Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(10)(11) (4.27%, due October 26, 2020)	3,322,992	1,903,601	1,993,795

Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(10)(11) (4.90%, due June 27, 2022)	3,649,700	2,079,669	2,189,820

Primus 2007 2X Class E CLO	structured finance	CLO notes (4)(5)(10)(11) (5.15%, due July 15, 2021)	2,834,633	2,168,472	1,686,607

Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(10)(11) (4.20%, due October 20, 2022)	9,900,000	4,389,696	5,940,000

Total Collateralized Loan Obligation—Debt Investments				$45,658,335	$50,928,145	16.7%

Collateralized Loan Obligation—Equity Investments

ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(10)(11)	$—	$2,200,000	$3,750,000

Canaras CLO Equity - 2007-1A, 1X	structured finance	CLO income notes(10)(11)	—	4,355,000	3,825,000

GALE 2007-4A CLO	structured finance	CLO income notes(10)(11)	—	1,965,000	1,950,000

GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(10)(11)	—	4,110,000	4,560,000

Harbourview - 2006A CLO Equity	structured finance	CDO subordinated notes(10)(11)	—	3,639,870	2,729,350

Jersey Street 2006-1A CLO LTD.	structured finance	CLO income notes(10)(11)	—	4,924,237	4,229,225

Kingsland LTD 2007-4X Sub.	structured finance	CLO income notes(10)(11)	—	402,500	376,250

Lightpoint CLO 2005-3X	structured finance	CLO income notes(10)(11)	—	3,330,000	3,116,250

Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes(10)(11)	—	1,562,500	1,360,000

Marlborough Street 2007-1A	structured finance	CLO income notes(10)(11)	—	1,739,000	1,504,000

OCT11 2007-1A CLO	structured finance	CLO income notes(10)(11)	—	2,434,162	2,351,250

Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes(10)(11)	—	3,412,500	2,870,000

Sargas CLO 2006 -1A	structured finance	CLO subordinated notes(10)(11)	—	4,945,500	6,666,000

Total Collateralized Loan Obligation—Equity Investments				$39,020,269	$39,287,325	12.9%

Common Stock

Algorithmic Implementations, Inc.	software	common stock	$—	$3,000,000	$1,125,000

(d/b/a “Ai Squared”)

Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	1,051,271

Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	959,999

Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—

Total Common Stock Investments				$5,152,920	$3,136,270	1.0%

( Continued on next page )

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)

DECEMBER 31, 2011

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Preferred Equity

GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	$—	$1,500,000	$—

Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,120,542	2,176,237

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	318,451

Total Preferred Equity Investments				$2,807,164	$2,494,688	0.8%

Warrants

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock (7)	$—	$—	$—

Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock (7)	—	725,000	578,000

Power Tools, Inc.	software	warrants to purchase common stock(7)	—	350,000	200,000

Total Warrants				$1,075,000	$778,000	0.3%

Total Investments				$389,525,626	$391,468,839	128.3%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $16,441,941 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision. For the year ending December 31, 2011, total PIK income is $1,474,475, which is derived from the following investments with a PIK provision: Merrill Communications, LLC ($150,893), Pegasus Solutions, Inc. ($710,143), Pegasus Solutions, Inc. Preferred Equity ($463,295) and Shearer’s Food Inc. ($150,144). See also Note 2 to the Consolidated Financial Statements.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,879,992; aggregate gross unrealized depreciation for federal income tax purposes is $35,465,298. Net unrealized depreciation is $16,585,306 based upon a tax cost basis of $408,054,145.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Investment not domiciled in the United States.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$8,908,966	$7,435,546	$27,159,248	$21,198,270
Distributions from securitization vehicles and equity investments	6,025,634	3,196,002	17,919,415	9,079,259
Commitment, amendment fee income and other income	278,613	60,953	4,524,825	506,972
Total investment income from non-affiliated/non-control investments	15,213,213	10,692,501	49,603,488	30,784,501
From control investments:
Interest income - debt investments	377,401	392,449	1,136,010	1,194,871
Distributions from equity investments	-	-	62,041	-
Total investment income from control investments	377,401	392,449	1,198,051	1,194,871
Total investment income	15,590,614	11,084,950	50,801,539	31,979,372
EXPENSES
Compensation expense	289,361	217,639	839,049	713,491
Investment advisory fees	2,796,873	1,942,657	7,390,894	5,218,773
Professional fees	420,696	386,087	1,647,733	847,301
Interest expense and other debt financing expenses	1,398,975	434,283	3,052,056	434,283
General and administrative	423,884	185,833	1,151,363	760,576
Total expenses before incentive fees	5,329,789	3,166,499	14,081,095	7,974,424
Net investment income incentive fees	1,003,437	455,864	4,360,917	1,444,415
Capital gains incentive fees	4,649,814	(4,153,198)	4,559,957	873,288
Total incentive fees	5,653,251	(3,697,334)	8,920,874	2,317,703
Total expenses	10,983,040	(530,835)	23,001,969	10,292,127
Net investment income	4,607,574	11,615,785	27,799,570	21,687,245
Net change in unrealized appreciation (depreciation) on investments	21,471,506	(20,114,242)	22,844,614	(17,051,762)
Net realized gains on investments	1,777,564	83,178	3,555,702	2,713,526
Net increase (decrease) in net assets resulting from operations	$27,856,644	$(8,415,279)	$54,199,886	$7,349,009

Net increase in net assets resulting from net investment income per common share:
Basic	$0.12	$0.36	$0.75	$0.67
Diluted	$0.12	$0.36	$0.75	$0.67
Net increase (decrease) in net assets resulting from operations per common share:
Basic	$0.71	$(0.26)	$1.47	$0.23
Diluted	$0.70	$(0.26)	$1.47	$0.23
Weighted average shares of common stock outstanding:
Basic	39,383,076	32,672,294	36,859,005	32,327,163
Diluted	39,880,940	32,672,294	37,026,172	32,327,163

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011

Increase in net assets from operations:
Net investment income	$27,799,570	$30,000,141
Net realized gains on investments	3,555,702	3,600,539
Net change in unrealized appreciation (depreciation) on investments	22,844,614	(19,391,815)

Net increase in net assets resulting from operations	54,199,886	14,208,865

Distributions to shareholders	(32,338,693)	(32,176,536)

Capital share transactions:
Issuance of common stock (net of offering costs of $3,545,895 and $318,630, respectively)	78,426,107	6,360,019
Reinvestment of dividends	1,508,158	2,592,102

Net increase in net assets from capital share transactions	79,934,265	8,952,121

Total increase (decrease) in net assets	101,795,458	(9,015,550)
Net assets at beginning of period	305,101,991	314,117,541
Net assets at end of period (including over distributed net investment income of $3,832,004 and $3,852,838, respectively)	$406,897,449	$305,101,991
Capital share activity:
Shares sold	8,337,500	651,599
Shares issued from reinvestment of dividends	156,852	280,462

Net increase in capital share activity	8,494,352	932,061

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$54,199,886	$7,349,009
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(4,289,325)	(3,691,433)
Amortization of discount on notes payable and deferred debt issuance costs	430,826	51,010
Increase in investments due to PIK	(4,380,550)	(952,594)
Purchases of investments	(226,365,499)	(203,123,442)
Repayments of principal and reductions to investment cost value	115,860,293	79,432,400
Proceeds from the sale of investments	20,051,265	8,407,096
Net realized gains on investments	(3,555,702)	(2,713,526)
Net change in unrealized (appreciation) depreciation on investments	(22,844,614)	17,051,762
Increase in interest and distributions receivable	(2,659,130)	(657,899)
Decrease (increase) in other assets	136,347	(41,174)
(Decrease) increase in accrued interest payable	(48,482)	383,273
Increase in investment advisory fee payable	904,512	637,624
Increase in accrued capital gains incentive fee	4,559,957	873,288
Increase in accrued expenses	346,954	427,353
Net cash used by operating activities	(67,653,263)	(96,567,253)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(73,546,292)	(46,216,337)
Net cash used by investing activities	(73,546,292)	(46,216,337)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable - debt securitizations (net of discount of $4,440,163 and $1,588,125, respectively)	$112,559,837	$99,661,875
Proceeds from the issuance of convertible senior notes	105,000,000	-
Deferred debt issuance costs	(5,545,177)	(3,014,393)
Proceeds from the issuance of common stock	81,972,002	6,678,649
Offering expenses from the issuance of common stock	(3,545,895)	(318,630)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,508,158 and $1,964,565, respectively)	(30,830,535)	(22,025,500)
Net cash provided by financing activities	259,610,232	80,982,001

Net increase (decrease) in cash and cash equivalents	118,410,677	(61,801,589)

Cash and cash equivalents, beginning of period	4,494,793	68,780,866

Cash and cash equivalents, end of period	$122,905,470	$6,979,277

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,508,158	$1,964,565

SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$503,750	$-
Securities purchased not settled	$34,561,217	$10,947,626
Cash paid for interest	$2,669,712	$-

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO LLC (the “2011 Securitization Issuer” or “ TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), a direct subsidiary of TICC, and the notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the 2011 Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the 2011 Securitization Issuer. For further information on this securitization, see Note 4.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $40 million, and $3 million of the class D-1 notes issued in this CLO transaction. For further information on this securitization, see Note 4.

The Company consolidated the results of its subsidiaries, Holdings, TICC CLO and TICC CLO 2012-1, in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO and TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO and TICC CLO 2012-1, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

On September 26, 2012, the Company closed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 87.2448 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock, representing an approximately 10.0% conversion premium over the last reported sale price of the Company’s common stock on September 20, 2012, which was $10.42 per share. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, rank equally in right of payment with the Company’s future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

NOTE 3. INVESTMENT VALUATION

The most significant estimates made in the preparation of TICC’s consolidated financial statements are the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. TICC believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes. TICC is required to specifically fair value each individual investment on a quarterly basis.

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

On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that TICC owns may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. TICC has considered the factors described in ASC 820-10 and has determined that TICC is properly valuing the securities in its portfolio.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	12.7	342.6	355.3
CLO Debt	0.0	0.0	87.7	87.7
CLO Equity	0.0	0.0	82.8	82.8
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	4.6	4.6
Preferred Shares	0.0	0.0	1.4	1.4
Warrants to purchase equity	0.0	0.0	1.0	1.0

Total	$0.0	$12.7	$525.0	$537.7

Significant Unobservable Inputs for Level 3 Investments

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2012. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation
	September 30,	Techniques/	Unobservable	Range/Weighted
Assets	2012	Methodologies	Input	Average
Corporate debt investments
syndicated	$331.6	market quotes	NBIB (1)	60.0%-103.6%/97.46%
bilateral	15.9	valuation analysis (2) / enterprise value	EBITDA (3) market multiples (3) discount rates (5) ICG (4)	$3.1-$13.6/ncm (6) 2.78 - 6.25x/ncm (6) 17.89%-22.89%/ncm (6) 2-5/3.1
CLO debt	87.7	market quotes	NBIB (1)	60.0%-120.0%/81.95%
CLO equity	82.8	market quotes	NBIB (1)	71.0%-101.3%/91.34%
Other investments	7.0	valuation analysis (2) / enterprise value	EBITDA (3) market multiples (3) discount rates (5)	$3.1-$171.3/ncm (6) 2.78-6.8x/ncm (6) 20.0%-35.0%/ncm (6)
Total Fair Value for Level 3 Investments	$525.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.

(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of September 30, 2012 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$99,843	$100,997	$-	$-	$100,997
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	86,105	86,680	-	-	86,680
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	9,443	9,600	-	-	9,600
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	10,478	10,609	-	-	10,609
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	6,574	6,938	-	-	6,938
2017 Convertible Notes	105,000	105,000			105,000
Total	$317,443	$319,824	$-	$-	$319,824

Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for three months ended September 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2012	$292.1	$68.8	$58.9	$4.4	$4.2	$1.8	$0.3	$430.5
Realized Gains included in earnings	1.6	0.0	0.0	0.0	0.0	0.0	0.0	1.6
Unrealized (depreciation) appreciation included in earnings	1.2	10.4	8.9	0.6	0.4	(0.5)	0.7	21.7
Accretion of discount	0.5	0.8	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	95.3	7.7	15.0	0.0	0.0	0.0	0.0	118.0
Repayments and Sales	(48.2)	0.0	0.0	(0.1)	0.0	0.0	0.0	(48.3)
Payment in Kind income	0.1	0.0	0.0	0.0	0.0	0.1	0.0	0.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2012	$342.6	$87.7	$82.8	$4.9	$4.6	$1.4	$1.0	$525.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$2.8	$10.4	$8.9	$0.6	$0.3	$(0.4)	$0.6	$23.2

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for nine months ending September 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	3.0	0.2	0.0	0.0	0.0	0.0	0.1	3.3
Unrealized (depreciation) appreciation included in earnings	(3.4)	13.6	11.7	0.5	1.5	(1.4)	0.6	23.1
Accretion of discount	2.1	2.1	0.0	0.0	0.0	0.0	0.0	4.2
Purchases	183.5	22.3	31.8	0.0	0.0	0.0	0.0	237.6
Repayments and Sales	(125.9)	(1.5)	0.0	(0.5)	0.0	0.0	(0.5)	(128.4)
Payment in Kind income	4.1	0.0	0.0	0.0	0.0	0.3	0.0	4.4
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2012	$342.6	$87.7	$82.8	$4.9	$4.6	$1.4	$1.0	$525.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(2.4)	$13.8	$11.7	$0.4	$1.4	$(1.3)	$0.4	$24.0

(1) Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales (1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.1)	$(8.8)	$(1.3)	$(0.3)	$(2.7)	$0.1	$0.3	$(16.8)

(1)	Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2012, the Company’s asset coverage for borrowed amounts was 224%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of September 30, 2012 and December 31, 2011. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	September 30, 2012					December 31, 2011
($ in thousands)	Principal Amount	Carrying Value		Fair Value		Principal Amount	Carrying Value	Fair Value
TICC CLO LLC 2021 Notes	$101,250	$99,843	(1)	$100,997		$101,250	$99,711	$95,723
TICC CLO 2012-1 LLC Class A-1 2023 Notes	88,000	86,105	(1)	86,680		-	-	-
TICC CLO 2012-1 LLC Class B-1 2023 Notes	10,000	9,443	(1)	9,600		-	-	-
TICC CLO 2012-1 LLC Class C-1 2023 Notes	11,500	10,478	(1)	10,609		-	-	-
TICC CLO 2012-1 LLC Class D-1 2023 Notes	7,500	6,574	(1)(2)	6,938		-	-	-
Sub-total TICC CLO 2012-1, LLC	117,000	112,600		113,827		-	-	-
2017 Convertible Notes	105,000	105,000		105,000	(3)	-	-	-

	$323,250	$317,443		$319,824		$101,250	$99,711	$95,723

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,407, $1,895, $557, $1,022 and $926, respectively. As of December 31, 2011, the unaccreted discount on the 2021 Notes was approximately $1,526.
(2)	TICC CLO 2012-1 LLC Class D-1 notes owned by TICC Capital Corp. at $3.0 million are not shown in this table as the note indebtedness is eliminated in consolidation of TICC’s financial statements.
(3)	Fair value of the 2017 Convertible Notes is at carrying value, as no bids were available.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2012 were 4.43% and 8.4 years, respectively, and as of December 31, 2011 were 2.66% and 9.6 years, respectively.

Debt Securitzation

Notes payable - TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2012 consolidated statements of assets and liabilities. On July 25, 2012, the Class A note holders were paid interest on the Class A notes of approximately $695,000 and for the nine months ending September 30, 2012, the Class A note holders were paid interest on the Class A notes of approximately $2.7 million. Holdings retained all of the subordinated notes totaling $123.75 million (the “2011 Subordinated Notes”) and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

During a period of up to three years from the closing date, all principal collections received on the underlying collateral may be used by the 2011 Securitization Issuer to purchase new collateral under the direction of TICC in its capacity as collateral manager of the 2011 Securitization Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the securitization for such three-year period. The Class A Notes are scheduled to mature on July 25, 2021.

The proceeds of the private placement of the Class A Notes, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, TICC entered into a master loan sale agreement with Holdings and the 2011 Securitization Issuer under which TICC agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the 2011 Securitization Issuer and to purchase or otherwise acquire subordinated notes issued by the 2011 Securitization Issuer. The Class A Notes are the secured obligations of the 2011 Securitization Issuer, and an indenture governing the notes of the 2011 Securitization Issuer includes customary covenants and events of default.

TICC serves as collateral manager to the 2011 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

As of September 30, 2012, there were 45 investments in portfolio companies with a total fair value of approximately $224.1 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 25, 2012 and through April 24, 2012, the interest rate of 2.81% charged under the securitization was based on three-month LIBOR of 0.56%. Effective April 25, 2012 and through July 24, 2012, the interest rate of 2.72% charged under the securitization was based on three-month LIBOR of 0.47%. Effective July 25 and through September 30, 2012, the interest rate of 2.70% charged under the securitization was based on three-month LIBOR of 0.45%. For the three and nine months ended September 30, 2012, respectively, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.20% and 3.25%. For the three and nine months ended September 30, 2012, respectively, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $816,063 and $2,469,145.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of September 30, 2012, the Company had deferred debt issuance costs of approximately $2.7 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the three and nine months ended September 30, 2012, was approximately $116,000 and $359,000, respectively. The amortization expense for the year ended December 31, 2011 was approximately $167,000.

Notes payable - TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $40 million, and $3 million of the class D-1 notes issued in this CLO transaction. For further information on this securitization, see Note 4.

During a period of up to four years from the closing date, all principal collections received on the underlying collateral may be used by the 2012 Securitization Issuer to purchase new collateral under the direction of TICC in its capacity as collateral manager of the 2012 Securitization Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the securitization for such three-year period. All note classes are scheduled to mature on August 25, 2023.

The proceeds of the private placement of the Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, TICC entered into a master loan sale agreement with TICC CLO 2012-1 pursuant to which TICC agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to TICC CLO 2012-1, and to purchase or otherwise acquire the 2012 Subordinated Notes. The Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer are the secured obligations of TICC CLO 2012-1, and an indenture governing the notes of the 2012 Securitization Issuer includes customary covenants and events of default.

As of September 30, 2012, there were 26 investments in portfolio companies with a total fair value of approximately $99.5 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and nine months ended September 30, 2112, the effective annualized interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.74%. For the same period, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes under the securitization was $467,398 comprised of coupon interest expense ($401,672) and accreted discount ($40,637), as well as amortized deferred debt issuance costs ($25,089).

Effective August 23, 2012 and as of September 30, 2012, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. The classes, interest rates, spread over LIBOR, stated interest expense and note discount expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense	Note Discount Expense
TICC CLO 2012-1 LLC Class A-1 Notes	2.46815%	175	$235,297	$17,891
TICC CLO 2012-1 LLC Class B-1 Notes	4.21815%	350	45,697	5,169
TICC CLO 2012-1 LLC Class C-1 Notes	5.46815%	475	68,124	9,310
TICC CLO 2012-1 LLC Class D-1 Notes	6.46815%	575	52,554	8,267
Total			$401,672	$40,637

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$88,000,000	$10,000,000	$11,500,000	$10,500,000	$40,000,000
Moody's Rating	"Aaa"	"Aa2"	"A2"	"Baa2"	N/A
Standard & Poor's Rating	"AAA"	"AA"	"A"	"BBB"	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes, which mature on November 1, 2017, unless previously converted in accordance with their terms. An additional $10,000,000 aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Company does not have the right to redeem the Convertible Notes prior to maturity.

In certain circumstances, the Convertible Notes will be convertible into shares of the Company’s common stock at its initial conversion rate (listed below) subject to customary anti-dilution adjustments and the requirements of its indenture, at any time on or prior to the close of business on the business day immediately preceding the maturity date. We will in certain circumstances increase the conversion rate by a number of additional shares.

November 2017 Convertible Notes

Conversion preimium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of September 30, 2012, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are the Company’s general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness and senior in right of payment to any of the Company’s subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of the Company’s subsidiaries.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Earnings per common share – basic:
Net increase (decrease) in net assets resulting from operations	$27,856,644	$(8,415,279)	$54,199,886	$7,349,009
Weighted average common shares outstanding - basic	39,383,076	32,672,294	36,859,005	32,327,163
Earnings per common share - basic	$0.71	$(0.26)	$1.47	$0.23
Earnings per common share - diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$27,856,644	$(8,415,279)	$54,199,886	$7,349,009
Adjustments for interest on convertible senior notes, deferred issuance costs, advisory fees and incentive fees	93,042	N/A	93,042	N/A
Net increase (decrease) in net assets resulting from operations, as adjusted	$27,949,686	$(8,415,279)	$54,292,928	$7,349,009
Weighted average common shares outstanding - basic	39,383,076	32,672,294	36,859,005	32,327,163
Adjustments for dilutive effect of convertible notes	497,864	N/A	167,167	N/A
Weighted average common shares outstanding – diluted	39,880,940	32,672,294	37,026,172	32,327,163
Earnings per common share - diluted	$0.70	$(0.26)	$1.47	$0.23

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31 st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2011, 2010 and 2009 calendar year was 7.01%, 7.69% and 6.55%, respectively. The current hurdle rate for the 2012 calendar year, calculated as of December 31, 2011, is 5.83%.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.0 million and $456,000 for the quarters ended September 30, 2012 and 2011, respectively; for the nine month periods ended September 30, 2012 and 2011, TICC incurred pre-incentive fee net investment income incentive fees of approximately $4.4 million and $1.4 million, respectively. The net investment income incentive fee payable to TICC Management as of September 30, 2012 and 2011, was approximately $1.0 million and $456,000, respectively. For the three months ending September 30, 2012, the investment adviser permanently waived $5,000 of this incentive fee.

For the quarter ended September 30, 2012, the capital gains incentive fee expense was approximately $4.6 million compared with an expense reduction of approximately $4.2 million for the quarter ended September 30, 2011. For the nine months ending September 30, 2012, the capital gains incentive fee was approximately $4.6 million compared with expenses of approximately $873,000 for the nine months ending September 30, 2011. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of TICC’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Company’s overall investment results. The accrued capital gains incentive fee payable as of September 30, 2012 and 2011, was approximately $5.7 million and $873,000, respectively.

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

For the quarters ended September 30, 2012 and 2011, respectively, TICC incurred base investment advisory fees of approximately $2.8 million and $1.9 million in accordance with the terms of the Investment Advisory Agreement; for the nine months ended September 30, 2012 and 2011, TICC incurred investment advisory fees of approximately $7.4 million and $5.2 million, respectively, of which amounts $2.8 million and $1.9 million remained payable to TICC Management at the end of each respective period. For the quarters ended September 30, 2012 and 2011, respectively, TICC incurred approximately $289,000 and $218,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the nine months ended September 30, 2012 and 2011, TICC incurred compensation expenses of approximately $839,000 and $713,000, respectively, of which amounts approximately $450,000 and $338,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $17,400 and $16,600 for reimbursement of facility costs allocated under the Administraton Agreement for the quarters ended September 30, 2012 and 2011, respectively; for the nine months ended September 30, 2012 and 2011, TICC incurred approximately $51,100 and $51,300, respectively, for reimbursement of facility costs allocated under the Administration Agreement, of which no amounts remained payable at the end of each respective period.

NOTE 7. DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s investment company taxable income falls below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

On September 28, 2012, the Company paid a dividend of $0.29 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash. The plan was recently amended to provide a 5% discount for shares purchased under the dividend reinvestment plan.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2012 was $9.85, and at December 31, 2011 was $9.30. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2012 and 2011, the Company recorded approximately $201,000 and $147,000 in PIK income, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded approximately $4.4 million ($3.4 million of PIK fee income recognized during the second quarter of 2012) and $953,000 in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $1.4 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $4.3 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 10. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

For the three months ended September 30, 2012 and 2011, respectively, the Company recorded approximately $279,000 and $61,000 in other income. The Company recorded other income totaling approximately $4.5 million and $507,000 for the nine months ended September 30, 2012 and 2011, respectively. The $4.5 million recorded for the nine months ended September 30, 2012 includes the one-time PIK fee of approximately $3.4 million recognized during the second quarter of 2012.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months and nine months ended September 30, 2012 and 2011, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $6.0 million in such distributions during the quarter ended September 30, 2012, compared to approximately $3.2 million during the quarter ended September 30, 2011. The Company received distributions of approximately $18.0 million and $9.1 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ending September 30, 2012 and 2011, respectively, are as follows:

	Three Months Ended September 30, 2012 (unaudited)	Three Months Ended September 30, 2011 (unaudited)	Nine Months Ended September 30, 2012 (unaudited)	Nine Months Ended September 30, 2011 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.47	$9.85	$9.30	$9.85

Net investment income(1)	0.12	0.36	0.75	0.67
Net realized and unrealized capital gains (losses)	0.59	(0.62)	0.72	(0.44)

Total from net investment operations	0.71	(0.26)	1.47	0.23

Distributions per share from net investment income	(0.29)	(0.25)	(0.83)	(0.74)

Distributions based on weighted average share impact	(0.03)	-	(0.08)	-

Total distributions(2)	(0.32)	(0.25)	(0.91)	(0.74)

Effect of shares issued, net of offering expenses	(0.01)	-	(0.01)	-

Net asset value at end of period	$9.85	$9.34	$9.85	$9.34

Per share market value at beginning of period	$9.69	$9.60	$8.65	$11.21
Per share market value at end of period	$10.40	$8.17	$10.40	$8.17
Total return(3)	10.32%	(12.29)%	30.55%	(21.23)%
Shares outstanding at end of period	41,312,780	32,745,881	41,312,780	32,745,881
Ratios/Supplemental Data
Net assets at end of period (000’s)	406,897	305,801	406,897	305,801
Average net assets (000’s)	374,696	326,988	349,297	321,174
Ratio of expenses to average net assets:
Expenses before incentive fees(4)	5.69%	3.87%	5.37%	3.31%
Net investment income incentive fees(4)	1.07%	0.56%	1.67%	0.60%
Capital gains incentive fees(4)	4.96%	(5.08)%	1.74%	0.36%

Total ratio of expenses to average net assets(4)	11.72%	(0.65)%	8.78%	4.27%

Ratio of expenses, excluding interest expense, to average net assets(4)	10.23%	(1.18)%	7.62%	4.09%

Ratio of net investment income to average net assets(4)	4.92%	14.21%	10.61%	9.00%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of September 30, 2012, none of the distributions for 2012 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Annualized.

NOTE 13. CASH AND CASH EQUIVALENTS

At September 30, 2012 and December 31, 2011, respectively, cash and cash equivalents consisted of:

	September 30, 2012	December 31, 2011
Cash Equivalents	$—	$—

Cash	122,905,470	4,494,793
Restricted Cash	96,729,990	23,183,698

Total Cash and Cash Equivalents	$219,635,460	$27,678,491

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for both of the Company’s debt securitization vehicles. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 14. COMMITMENTS

As of September 30, 2012, the Company had commitments of approximately $131 million to purchase additional debt investments.

NOTE 15. SUBSEQUENT EVENTS

On November 1, 2012, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2012 to shareholders of record as of December 17, 2012.

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

Except where the context requires otherwise, the terms “TICC,” “Company,” “we,” “us” and “our” refer to TICC Capital Corp. together with its subsidiaries, TICC Capital Corp. 2011-1 Holdings LLC (“Holdings”) TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”) and TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”); “TICC Management” refers to TICC Management, LLC; and “BDC Partners” refers to BDC Partners, LLC.

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

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, a direct subsidiary of TICC, and the notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes of the 2011 Securitization Issuer. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $40 million, and $3 million of the class D-1 notes issued in this CLO transaction. For further information on this securitization, see Note 4.

On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

While the structure of our investments will vary, and while we invest across a wide range of different industries, we have historically overweighted our investments in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. The types of portfolio companies in which we invest, however, will generally be considered below investment grade.

We generally expect to invest between $5 million and $25 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of September 30, 2012, our debt investments had stated interest rates of between 3.81% and 16.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 5 and 144 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.3% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended September 30, 2012, we recognized approximately $201,000 from PIK interest and dividend income associated with our investments in Pegasus Solutions, Inc., Merrill Communications, LLC., and Shearers Food, Inc., compared to PIK interest of approximately $147,000 for the quarter ended September 30, 2011. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the quarter ended September 30, 2012, we closed approximately $128.0 million in portfolio investments, including additional investments of approximately $44.2 million in existing portfolio companies and approximately $83.8 million in new portfolio companies. During the quarter ended September 30, 2012, we recognized a total of $45.3 million from principal repayments on debt investments, and we recognized approximately $9.0 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended September 30, 2012 in the amount of approximately $1.8 million. For the quarter ended September 30, 2012, we had net unrealized appreciation of approximately $21.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2012, we had net unrealized appreciation of approximately $21.5 million, comprised of $25.4 million in gross unrealized appreciation, $2.4 million in gross unrealized depreciation and approximately $1.5 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Jersey Street 2006-1A CLO LTD.	$1.5
Canaras CLO Equity - 2007-1A, 1X	1.4
Emporia CLO 2007 3A E	1.2
Stone Tower CLO LTD 2007 7X	1.1
ACA CLO 2007-1a sub	1.1
Muir Grove CLO LTD 2007 1X E	1.0
GSC Partners 2007-8X Sub CDO	0.9
Rampart 2007-1A CLO Equity	0.7
OCT11 2007-1A CLO	0.7
ACA CLO 2006-2, Limited	0.7
Merrill Communications, LLC	0.6
Fusionstorm, Inc. 2	0.6
Prospero CLO II BV	0.6
Band Digital Inc.	(0.7)
American Integration Technologies, LLC	(1.4)
Net all other	11.5

Total	$21.5

For the quarter ended September 30, 2011, we recorded net realized gains on investments of approximately $0.1 million, which represents the gain realized on the repayment of our investment in Flexera Software.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2011, we had net unrealized depreciation of approximately $20.1 million, comprised of $0.3million in gross unrealized appreciation, $20.3 million in gross unrealized depreciation and approximately $0.1 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2011 were as follows (in millions):

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

Current Market and Economic Conditions

Current market conditions appear generally stable. During 2011 and through the quarter ended September 30, 2012, we saw much less severe price volatility for corporate loans (compared with the prior three year period), consistent with many other parts of the debt and equity markets. During 2012, the market for new investments has become more competitive and yields have generally decreased. We expect the market for new investments to remain competitive through the remainder of 2012. In view of the above circumstances, we continue to invest in syndicated and larger middle-market loans, and, opportunistically, in certain structured finance investments, including collateralized loan obligation investment vehicles, and continue to be active in those markets.

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

Investment Valuation

The most significant estimates made in the preparation of our consolidated financial statements are the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. We are required to specifically fair value each individual investment on a quarterly basis.

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

On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

We have also acquired a number of debt and equity positions in CLO investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, we consider the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board of Directors for its determination of fair value of these investments.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	12.7	342.6	355.3
CLO Debt	0.0	0.0	87.7	87.7
CLO Equity	0.0	0.0	82.8	82.8
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	4.6	4.6
Preferred Shares	0.0	0.0	1.4	1.4
Warrants to purchase equity	0.0	0.0	1.0	1.0

Total	$0.0	$12.7	$525.0	$537.7

A reconciliation of the fair value of investments for three months ended September 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2012	$292.1	$68.8	$58.9	$4.4	$4.2	$1.8	$0.3	$430.5
Realized Gains included in earnings	1.6	0.0	0.0	0.0	0.0	0.0	0.0	1.6
Unrealized (depreciation) appreciation included in earnings	1.2	10.4	8.9	0.6	0.4	(0.5)	0.7	21.7
Accretion of discount	0.5	0.8	0.0	0.0	0.0	0.0	0.0	1.3
Purchases	95.3	7.7	15.0	0.0	0.0	0.0	0.0	118.0
Repayments and Sales	(48.2)	0.0	0.0	(0.1)	0.0	0.0	0.0	(48.3)
Payment in Kind income	0.1	0.0	0.0	0.0	0.0	0.1	0.0	0.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2012	$342.6	$87.7	$82.8	$4.9	$4.6	$1.4	$1.0	$525.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$2.8	$10.4	$8.9	$0.6	$0.3	$(0.4)	$0.6	$23.2

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for nine months ending September 30, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	3.0	0.2	0.0	0.0	0.0	0.0	0.1	3.3
Unrealized (depreciation) appreciation included in earnings	(3.4)	13.6	11.7	0.5	1.5	(1.4)	0.6	23.1
Accretion of discount	2.1	2.1	0.0	0.0	0.0	0.0	0.0	4.2
Purchases	183.5	22.3	31.8	0.0	0.0	0.0	0.0	237.6
Repayments and Sales	(125.9)	(1.5)	0.0	(0.5)	0.0	0.0	(0.5)	(128.4)
Payment in Kind income	4.1	0.0	0.0	0.0	0.0	0.3	0.0	4.4
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Balance at September 30, 2012	$342.6	$87.7	$82.8	$4.9	$4.6	$1.4	$1.0	$525.0

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(2.4)	$13.8	$11.7	$0.4	$1.4	$(1.3)	$0.4	$24.0

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$0.0	$0.0	$0.0	$0.0
Senior Secured Notes	0.0	10.7	279.2	289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8

Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales (1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.1)	$(8.8)	$(1.3)	$(0.3)	$(2.7)	$0.1	$0.3	$(16.8)

(1) Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $537.7 million and $391.5 million as of September 30, 2012 and December 31, 2011, respectively. The increase in investments during the nine month period was due primarily to new investments of approximately $247.6 million and net unrealized appreciation of approximately $22.8 million. Funding for these new investments was provided by equity and debt capital raises. These increases were partially offset by debt repayments and sales of securities totaling approximately $136.4 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2012, we recognized approximately $9.0 million largely from the sales of our debt investment in CHS Community Health Systems, Inc. ($3.9 million), Airvana Network Solutions, Inc. ($2.7 million) and our partial sale of our investment in Goodman Global, Inc. ($2.0 million), whereas for the year ended December 31, 2011, we recognized proceeds of approximately $11.3 million from the sales of securities. Also, during the quarter ended September 30, 2012, we had repayments and amortization payments of approximately $45.3 million, whereas, for the year ended December 31, 2011, we had repayments and amortization payments of approximately $107.9 million.

As of September 30, 2012, we had investments in debt securities of, or loans to, 78 portfolio companies, with a fair value of approximately $447.9 million, and equity investments in 24 portfolio companies, with a fair value of approximately $89.8 million. As of December 31, 2011, we had investments in debt securities of, or loans to, 69 portfolio companies, with a fair value of approximately $345.8 million, and equity investments in 21 portfolio companies, with a fair value of approximately $45.7 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2012 and the year ended December 31, 2011 follows:

	September 30, 2012	December 31, 2011
	(dollars in millions)	(dollars in millions)

Beginning Investment Portfolio	$391.5	$247.5
Portfolio Investments Acquired	247.6	272.5
Debt repayments	(115.9)	(107.9)
Sales of securities	(20.5)	(11.3)
Payment in Kind	4.4	1.5
Original Issue Discount	4.3	5.0
Net Unrealized Appreciation (Depreciation)	22.8	(19.4)
Net Realized Gains	3.5	3.6
	$537.7	$391.5

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

	New Investments	Debt Repayments	Sales of Securities
Quarter ended	(dollars in millions)	(dollars in millions)	(dollars in millions)
September 30, 2012	$128.0	$45.3	$9.0
June 30, 2012	62.1	66.2	2.5
March 31, 2012	57.5	4.4	9.0
Total	$247.6	$115.9	$20.5

December 31, 2011	$60.3	$28.5	$2.9
September 30, 2011	81.0	9.0	-
June 30, 2011	30.6	12.6	-
March 31, 2011	100.6	57.8	8.4
Total	$272.5	$107.9	$11.3

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$355.3	66.1%	$289.9	74.1%
CLO Debt	87.7	16.3%	51.0	13.0%
CLO Equity	82.8	15.4%	39.3	10.0%
Subordinated Notes	4.9	0.9%	4.9	1.3%
Common Stock	4.6	0.8%	3.1	0.8%
Preferred Shares	1.4	0.3%	2.5	0.6%
Warrants	1.0	0.2%	0.8	0.2%

Total	$537.7	100.0%	$391.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011

	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured finance	$170.5	31.7%	$90.3	23.0%
Software	37.7	7.0%	42.5	10.9%
Enterprise software	37.3	6.9%	18.9	4.8%
Telecommunication services	34.8	6.5%	32.6	8.3%
Healthcare	32.1	6.0%	28.1	7.2%
Retail	31.8	5.9%	18.8	4.8%
Financial intermediaries	30.4	5.7%	11.6	3.0%
Business services	27.9	5.2%	29.4	7.5%
Web hosting	24.7	4.6%	14.5	3.7%
IT consulting	20.9	3.9%	9.6	2.5%
Education	13.6	2.5%	8.7	2.2%
Printing and publishing	12.1	2.3%	14.7	3.8%
Auto parts manufacturer	11.8	2.2%	9.4	2.4%
Cable/satellite television	10.7	2.0%	4.9	1.2%
Computer hardware	9.0	1.7%	10.1	2.6%
Logistics	7.9	1.5%	0.0	0.0%
Food products manufacturer	4.5	0.8%	4.0	1.0%
Gorcery	3.9	0.7%	0.0	0.0%
Shipping and transportation	3.5	0.6%	0.0	0.0%
Digital media	2.9	0.5%	0.0	0.0%
Advertising	2.9	0.5%	7.6	1.9%
Building and development	2.9	0.5%	4.8	1.2%
Utlities	2.5	0.5%	0.0	0.0%
IT value-added reseller	1.4	0.3%	1.5	0.4%
Semiconductor capital equipment	0.0	0.0%	22.6	5.8%
Packaging and glass	0.0	0.0%	4.9	1.3%
Interactive voice messaging services	0.0	0.0%	2.0	0.5%

Total	$537.7	100.0%	$391.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2012 and December 31, 2011, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2012, and December 31, 2011, our debt investment portfolio was graded as follows:

		September 30, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	397.0	82.7%	374.4	83.6%
3	Closer monitoring is required. Full repayment of principal and interest is expected	73.0	15.2%	69.4	15.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	10.2	2.1%	4.1	0.9%

		$480.2	100.0%	$447.9	100.0%

		December 31, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$13.2	3.4%	$13.1	3.8%
2	Full repayment of principal and interest is expected	301.9	78.3%	267.1	77.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected	67.2	17.4%	63.6	18.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	3.5	0.9%	2.0	0.6%

		$385.8	100.0%	$345.8	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2012 to the three months ended September 30, 2011.

Investment Income

As of September 30, 2012, our debt investments had stated interest rates of between 3.81% and 16.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 5 and 144 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.3% including GenuTec Business Solutions, Inc., compared with 11.4% as of September 30, 2011.

Investment income for the three months ended September 30, 2012 was approximately $15.6 million compared to approximately $11.1 million for the three months ended September 30, 2011. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of September 30, 2012 and September 30, 2011 was approximately $474.9 million and $356.0 million, respectively. For the quarter ended September 30, 2012, investment income consisted of approximately $7.7 million in cash interest from portfolio investments, approximately $1.4 million in amortization of original issue and market discount, approximately $31,000 of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $6.0 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $0.2 million in PIK interest income.

For the quarter ended September 30, 2012, fee income of approximately $279,000 was recorded, compared to fee income of approximately $61,000 for the quarter ended September 30, 2011. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the quarter ended September 30, 2012 were $11.0 million, which includes the increase of the accrued capital gains incentive fee of approximately $4.6 million.

Expenses before incentive fees, for the quarter ended September 30, 2012, were approximately $5.3 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $2.1 million from the quarter ended September 30, 2011, attributable primarily to higher investment advisory fees (consisting of the base management fee), interest expense associated with the senior notes issued under our debt securitization transactions and convertible notes issued in September 2012, as well as increased professional fees associated with our audit and legal expenses. Expenses before incentive fees for the quarter ended September 30, 2011 were approximately $3.2 million.

The investment advisory fee for the third quarter of 2012 was approximately $2.8 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2011 was approximately $1.9 million. The increase of approximately $854,000 is due to an increase in average gross assets. At each of September 30, 2012 and December 31, 2011, respectively, approximately $2.8 million and $1.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the third quarter of 2012 was approximately $1.4 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the third quarter of 2011 was approximately $434,000.

TICC CLO LLC

In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the third quarter of 2012 was approximately $517,000. Additionally, for the quarter ended September 30, 2012, the amortization of discount on the issued notes was approximately $40,000 and the amortization of deferred debt issuance costs was approximately $76,000. At December 31, 2011, interest expense of approximately $1.1 million remained payable.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $40 million, and $3 million of the class D-1 notes issued in this CLO transaction. For further information on this securitization, see Note 4.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the third quarter of 2012 was approximately $402,000. Additionally, for the quarter ended September 30, 2012, the aggregate amortization of discount on the issued notes of the 2012 Securitization Issuer was approximately $41,000 and the amortization of deferred debt issuance costs was approximately $25,000.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The accrued interest payable on the Convertible Notes during the third quarter of 2012 was approximately $109,000. Additionally, for the quarter ended September 30, 2012, the amortization of deferred issuance costs was approximately $6,000.

The table below summarizes the components of interest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$699.9	$39.9	$76.3	$816.1	$383.3	$8.7	$42.3	$434.3
TICC CLO 2012-1 LLC Class A-1 Notes	235.3	17.9	-	253.2	-	-	-	-
TICC CLO 2012-1 LLC Class B-1 Notes	45.7	5.1	-	50.8	-	-	-	-
TICC CLO 2012-1 LLC Class C-1 Notes	68.1	9.3	-	77.4	-	-	-	-
TICC CLO 2012-1 LLC Class D-1 Notes	52.6	8.3	-	60.9	-	-	-	-
TICC CLO 2012-1 amortization of deferred debt	-	-	25.1	25.1	-	-	-	-
2017 Convertible Notes	109.4	-	6.1	115.5	-	-	-	-
Total	$1,211.0	$80.5	$107.5	$1,399.0	$383.3	$8.7	$42.3	$434.3

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $421,000 for the quarter ended September 30, 2012, compared to approximately $386,000 for the quarter ended September 30, 2011. This was the result of an increase in audit fees which was partially offset by lower legal and valuation costs.

Compensation expenses were approximately $289,000 for the quarter ended September 30, 2012, compared to approximately $218,000 for the quarter ended September 30, 2011, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At September 30, 2012 and December 31, 2011, respectively, approximately $450,000 and $605,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $424,000 for the three months ended September 30, 2012 compared to approximately $186,000 for the same period in 2011. The increase was due largely to charges for excise tax and costs incurred directly by TICC CLO. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the third quarter of 2012 was approximately $1.0 million compared to $456,000 in the third quarter of 2011. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). For the quarter ended September 30, 2012, the investment adviser permanently waived $5,000 of the net investment income incentive fee.

The capital gains incentive fee expense for the third quarter ended September 30, 2012 was approximately $4.6 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $4.6 million capital gains incentive fee accrual as of September 30, 2012 relates entirely to this hypothetical liquidation calculation. For the quarter ended September 30, 2011, a reversal of approximately $4.2 million was recorded.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2011, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2012, we recorded net realized gains on investments of approximately $1.8 million, which primarily represents the gain on the repayments of several of our investment including American Integration Technologies, LLC ($1.4 million.)

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2012, we had net unrealized appreciation of approximately $21.5 million, comprised of $25.4 million in gross unrealized appreciation, $2.4 million in gross unrealized depreciation and approximately $1.5 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Jersey Street 2006-1A CLO LTD.	$1.5
Canaras CLO Equity - 2007-1A, 1X	1.4
Emporia CLO 2007 3A E	1.2
Stone Tower CLO LTD 2007 7X	1.1
ACA CLO 2007-1a sub	1.1
Muir Grove CLO LTD 2007 1X E	1.0
GSC Partners 2007-8X Sub CDO	0.9
Rampart 2007-1A CLO Equity	0.7
OCT11 2007-1A CLO	0.7
ACA CLO 2006-2, Limited	0.7
Merrill Communications, LLC	0.6
Fusionstorm, Inc. 2	0.6
Prospero CLO II BV	0.6
Band Digital Inc.	(0.7)
American Integration Technologies, LLC	(1.4)
Net all other	11.5

Total	$21.5

For the quarter ended September 30, 2011, we recorded net realized gains on investments of approximately $83,000.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended September 30, 2012 and 2011 was $4.6 million and $11.6 million, respectively. This decrease was due to a greater hypothetical capital gains incentive fee, increased management fees (which is comprised of the base management fee and the net investment income incentive fee) as well as increased interest expense. These were partially offset by an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio.

Excluding the impact of the capital gains incentive fee of approximately $4.6 million, net investment income for the quarter ended September 30, 2012 was approximately $9.3 million compared to approximately $7.5 million for the same period in 2011.

Based on weighted-average shares outstanding of 39,383,076 (basic) and 39,880,940 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended September 30, 2012 was approximately $0.12 (basic and diluted), compared to approximately $0.36 per share (basic and diluted) for the same period in 2011.

Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.24, (basic) and $0.23 (diluted), compared to $0.23 per share (basic and diluted), for the same period in 2011.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $27.9 million for the quarter ended September 30, 2012, compared to a net decrease of approximately $8.4 million for the comparable period in 2011. This increase was attributable to greater unrealized appreciation and realized gains as well as an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio. This increase was partially offset by greater hypothetical capital gains incentive fee, increased management fees as well as higher interest expense.

Based on weighted-average shares outstanding of 39,383,076 (basic) and 39,880,940 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended September 30, 2012 was approximately $0.71 (basic) and approximately $0.70 (diluted), compared to a net increase in net assets resulting from operations of approximately $0.36 per share (basic and diluted) for the same period in 2011.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been approximately $0.83 for basic and $0.82 for diluted, compared to a decrease of $0.39 per share for the same period in 2011.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2012 to the nine months ended September 30, 2011.

Investment Income

As of September 30, 2012, our debt investments had stated interest rates of between 3.81% and 16.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 5 and 144 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 10.3% including GenuTec Business Solutions, Inc., compared with 11.4% as of September 30, 2011.

Investment income for the nine months ended September 30, 2012 was approximately $50.8 million compared to approximately $32.0 million for the nine months ended September 30, 2011. This increase was due in part to an increase in the distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio as well as a one-time fee of approximately $3.4 million associated with our investment in American Integration Technologies, LLC. The total principal value of income producing debt investments as of September 30, 2012 and September 30, 2011 was approximately $474.9 million and $356.0 million, respectively. For the nine months ended September 30, 2012, investment income consisted of approximately $22.5 million in cash interest from portfolio investments, approximately $4.3 million in amortization of original issue and market discount, approximately $0.5 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $18.0 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $1.0 million in PIK interest income.

For the nine months ended September 30, 2012, fee income of approximately $4.5 million was recorded, compared to fee income of approximately $507,000 for the nine months ended September 30, 2011. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees. During the nine months ended September 30, 2012, we recorded approximately $3.4 million of PIK fee income in association with our investment in AIT.

Operating Expenses

Total expenses for the nine months ended September 30, 2012 were $23.0 million, which includes the accrued capital gains incentive fee of approximately $4.6 million.

Expenses before incentive fees, for the nine months ended September 30, 2012, were approximately $14.1 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $6.1 million from the nine months ended September 30, 2011, attributable primarily to higher interest expense associated with the senior notes issued under our collateralized loan obligation transaction, higher investment advisory fees (consisting of the base management fee) as well as increased professional fees associated with our legal and audit expenses. Expenses before incentive fees for the nine months ended September 30, 2011 were approximately $8.0 million.

The investment advisory fee for the nine months of 2012 was approximately $7.4 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2011 was approximately $5.2 million. The increase of approximately $2.2 million is due to an increase in average gross assets. At each of September 30, 2012 and December 31, 2011, respectively, approximately $2.8 million and $1.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the nine months ended of 2012 was approximately $3.1 million, which was directly related to our debt securitization financing transaction compared with interest expense of approximately $434,000 for the nine months ending September 30, 2011.

TICC CLO LLC

In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a whole-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the third quarter of 2012 was approximately $517,000. Additionally, for the nine months ended September 30, 2012, the amortization of discount on the issued notes was approximately $132,000 and the amortization of deferred debt issuance costs was approximately $227,000. At December 31, 2011, interest expense of approximately $1.1 million remained payable.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $40 million, and $3 million of the class D-1 notes issued in this CLO transaction. For further information on this securitization, see Note 4.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the third quarter of 2012 was approximately $402,000. Additionally, for the nine months ended September 30, 2012, the aggregate amortization of discount on the issued notes of the 2012 Securitization Issuer was approximately $41,000 and the amortization of deferred debt issuance costs was approximately $25,000.

2017 Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The accrued interest payable on the Convertible Notes during the third quarter of 2012 was approximately $109,000. Additionally, for the nine months ended September 30, 2012, the amortization of deferred issuance costs was approximately $6,000.

The table below summarizes the components of interest expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,110.2	$131.9	$227.1	$2,469.2	$383.3	$8.7	$42.3	$434.3
TICC CLO 2012-1 LLC Class A-1 Notes	235.3	17.9	-	253.2	-	-	-	-
TICC CLO 2012-1 LLC Class B-1 Notes	45.7	5.1	-	50.8	-	-	-	-
TICC CLO 2012-1 LLC Class C-1 Notes	68.1	9.3	-	77.4	-	-	-	-
TICC CLO 2012-1 LLC Class D-1 Notes	52.6	8.3	-	60.9	-	-	-	-
TICC CLO 2012-1 amortization of deferred debt	-	-	25.1	25.1	-	-	-	-
2017 Convertible Notes	109.4	-	6.1	115.5	-	-	-	-
Total	$2,621.3	$172.5	$258.3	$3,052.1	$383.3	$8.7	$42.3	$434.3

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.6 million for the nine months ended September 30, 2012, compared to approximately $847,000 for the nine months ended September 30, 2011. This was the result of an increase in audit fees and legal services which were approximately $977,000 and $545,000, respectively.

Compensation expenses were approximately $839,000 for the nine months ended September 30, 2012, compared to approximately $713,000 for the nine months ended September 30, 2011, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At September 30, 2012 and December 31, 2011, respectively, approximately $450,000 and $605,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.2 million for the nine months ended September 30, 2012 compared to approximately $761,000 for the same period in 2011. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the nine months of 2012 was approximately $4.4 million compared to $1.4 million for the nine months ended September 30, 2011. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). For the nine months ending September 30, 2012, the investment adviser permanently waived $5,000 of this incentive fee.

The capital gains incentive fee expense for the nine months ended September 30, 2012 was approximately $4.6 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $4.6 million capital gains incentive fee accrual as of September 30, 2012 relates entirely to this hypothetical liquidation calculation. For the nine months ended September 30, 2011, an expense of approximately $873,000 was recorded.

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

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2012, we recorded net realized gains on investments of approximately $3.6 million, which represents the gains on the sale and repayments of several of our investments, principally in American Integration Technologies, LLC ($1.4 million), GRD Holding III ($370,000), Liberty CDO LTD 2005-1AC ($216,000), Power Tools, Inc. ($204,000), Attachmate Corporation ($135,000), Syniverse Holdings, Inc. ($137,000), Sonic Wall, Inc. ($140,000) and Shield Finance Co. ($115,000).

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2012, we had net unrealized appreciation of approximately $22.8 million, comprised of $44.1 million in gross unrealized appreciation, $19.2 million in gross unrealized depreciation and approximately $2.1 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Jersey Street 2006-1A CLO LTD.	$1.7
Canaras CLO Equity - 2007-1A, 1X	1.6
Harbourview - 2006A CLO Equity	1.5
GSC Partners 2007-8X Sub CDO	1.4
Emporia CLO 2007 3A E	1.4
Prospero CLO II BV	1.3
Integra Telecom Holdings, Inc.	1.2
Hewetts Island CDO IV 2006-4 E	1.2
Muir Grove CLO LTD 2007 1X E	1.0
Algorithmic Implementations, Inc.	1.0
SourceHOV, LLC	1.0
Power Tools, Inc.	0.9
GALE 2007-4A CLO	0.8
Stone Tower CLO LTD 2007 7X	0.8
Rampart 2007-1A CLO Equity	0.8
Lightpoint CLO 2007-8A	0.8
ACA CLO 2007-1a sub	0.8
Harch 2005-2A BB CLO	0.8
ACA CLO 2006-2, Limited	0.8
RBS Holding Company	(0.9)
Stratus Technologies, Inc.	(1.0)
American Integration Technologies, LLC	(1.5)
Merrill Communications, LLC	(1.5)
GenuTec Business Solutions, Inc.	(2.0)
Pegasus Solutions, Inc.	(2.5)
Net all other	11.4

Total	$22.8

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

Portfolio Company	YTD Unrealized appreciation (depreciation)
American Integration Technologies, LLC	1.7
ACA CLO 2006-2, Limited	1.1
Pegasus Solutions, Inc. common stock	1.0
Fusionstorm, Inc.	0.5
Sargas CLO 2006 -1A	0.5
Pegasus Solutions, Inc. preferred equity	0.4
Vision Solutions, Inc.	(0.4)
CIFC CLO - 2006-1A B2L	(0.4)
Hewetts Island CDO 2007 - 1RA E	(0.4)
Nextag, Inc.	(0.4)

Portfolio Company	YTD Unrealized appreciation (depreciation)
Harbourview - 2006A CLO Equity	(0.4)
Primus 2007 2X Class E CLO	(0.4)
GXS Worldwide Inc.	(0.4)
Canaras CLO Equity - 2007-1A, 1X	(0.4)
Del Mar CLO I Ltd. 2006-1	(0.4)
RBS Holding Company	(0.4)
Loomis Sayles CLO 2006-1AE	(0.5)
Pegasus Solutions, Inc.	(0.5)
Jersey Straits 2006-1A CLO LTD	(0.5)
SourceHov, LLC	(0.6)
Emporia CLO 2007 3A E	(0.7)
Ocean Trails CLO II 2007-2a-d	(0.7)
Prodigy Health Group	(0.8)
Lightpoint CLO 2007-8a	(0.9)
Hewetts Island CDO III 2005-1A D	(1.0)
Prospero CLO II BV	(1.3)
Hewetts Island CDO IV 2006-4	(1.6)
Integra Telecomm, Inc.	(1.9)
Net all other	(7.3)

Total	$(17.1)

Please see “—Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2012 and 2011 was approximately $27.8 million and $21.7 million, respectively. This increase was due in part to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio, as well as the non-recurrence of a one-time fee of approximately $3.4 million associated with our investment in American Integration Technologies, LLC.

Excluding the impact of the capital gains incentive fee of approximately $4.6 million, net investment income for the nine months ended September 30, 2012 was approximately $32.4 million compared to approximately $22.6 million for the same period in 2011.

Based on weighted-average shares outstanding of 36,859,005 (basic) and 37,026,172 (diluted), the net increase in net assets resulting from net investment income per common share for the nine months ended September 30, 2012 was approximately $0.75 (basic and diluted), compared to approximately $0.67 per share (basic and diluted) for the same period in 2011. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been approximately $0.88 (basic) and approximately $0.87 (diluted), compared to $0.70 per share (basic and diluted) for the same period in 2011.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $54.2 million for the nine months ended September 30, 2012, compared to a net increase of approximately $7.3 million for the comparable period in 2011. This increase was attributable to greater net investment income and was partially offset set by the expense accrual for the capital gains incentive fee of approximately $4.6 million as of September 30, 2012.

Based on weighted-average shares outstanding of 36,859,005 (basic) and 37,026,172 (diluted), the net increase in net assets resulting from operations per common share for the nine months ended September 30, 2012 was approximately $1.47 (basic) and approximately $1.47 (diluted), compared to a net increase in net assets resulting from operations of approximately $0.23 per share (basic and diluted) for the same period in 2011.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been approximately $1.59 (basic) and approximately $1.59 (diluted), compared to an increase of $0.25 per share (basic and diluted) for the same period in 2011.

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

The following tables provide a reconciliation of net investment income to core net investment income (for the three and nine months ended September 30, 2012 and 2011, respectively):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$4,607,574	$0.117	$27,799,570	$0.754
Capital gains incentive fee	4,649,814	0.118	4,559,957	0.124
Core net investment income	$9,257,388	$0.235	$32,359,527	$0.878

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$11,615,785	$0.36	$21,687,245	$0.67
Capital gains incentive fee	(4,153,198)	(0.13)	873,288	0.03

Core net investment income	$7,462,587	$0.23	$22,560,533	$0.70

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and nine months ended September 30, 2012 and 2011, respectively):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$27,856,644	$0.707	$54,199,886	$1.470
Capital gains incentive fee	4,649,814	$0.118	4,559,957	0.124
Core net increase in net assets resulting from operations	$32,506,458	$0.825	$58,759,843	$1.594

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net (decrease) increase in net assets resulting from operations	$(8,415,279)	$(0.26)	$7,349,009	$0.22
Capital gains incentive fee	(4,153,198)	(0.13)	873,288	0.03

Core net (decrease) increase in net assets resulting from operations	$(12,568,477)	$(0.39)	$8,222,297	$0.25

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	2012		2011
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Ratio of core net investment income to average net assets, for the three and nine month periods ended September 30, 2012 and 2011, respectively	9.88%	12.35%	9.13%	9.36%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and nine month periods ended September 30, 2012 and 2011, respectively.

	2012		2011
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Ratio of net investment income to average net assets	4.92%	10.61%	14.21%	9.00%
Ratio of capital gain incentive fee to average net assets	4.96%	1.74%	(5.08)%	0.36%
Ratio of core net investment income to average net assets	9.88%	12.35%	9.13%	9.36%

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2012, we issued approximately 8.3 million shares in two equity offerings, raising approximately $78.4 million in net proceeds.

During the nine months ended September 30, 2012, cash and cash equivalents increased from approximately $4.5 million at the beginning of the period to approximately $122.9 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $67.7 million, largely reflecting purchases of new investments of approximately $226.4 million partially offset by proceeds from principal repayments and sales of investments of approximately $135.9 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $259.6 million reflecting primarily the net proceeds of approximately $109.9 million borrowed under our debt securitization financing transaction completed in August 2012, $102.1 million borrowed under our issuance of the Convertible Notes and $78.4 million resulting from two equity offerings, partially offset by the distribution of dividends.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $7.4 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $1.2 million for administrative services for the nine months ended September 30, 2012.

TICC CLO is obligated to repay the notes issued in connection with the debt securitization financing that we completed in August 2011. The notes of the 2011 Securitization Issuer mature in 2021, in the total amount of $101,250,000. There are no amortization payments due on the notes of the 2011 Securitization Issuer prior to maturity. See “Borrowings” below.

TICC CLO 2012-1 is obligated to repay the notes issued in connection with the debt securitization financing that we completed in August 2012. The notes of the 2012 Securitization Issuer mature in 2023, in the total amount of $120,000,000. There are no amortization payments due on the notes of the 2012 Securitization Issuer prior to maturity. See “Borrowings” below.

TICC is obligated to repay the Convertible Notes, which mature in 2017, in the total amount of $105,000,000, unless previously converted in accordance with their terms.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2012 consolidated statements of assets and liabilities. For the nine months period ended September 30, 2012, the Class A note holders were paid interest on the Class A notes of approximately $2.7 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $40 million, and $3 million of the class D-1 notes issued in this CLO transaction. The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction.

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal 2012
November 1 , 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27

Total (2012)			1.12

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			0.99	(1)

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			0.81	(1)

Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15

Total (2009)			0.60	(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36

Total (2008)			1.06	(2)

Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36

Total (2007)			1.44	(3)

Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30

Total (2006)			1.38

Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14

Total (2005)			1.01

Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10

Total (2004)			0.43	(4)

Total Distributions:			$8.84	(5)

(1)	Distributions for the fiscal years ended December 31, 2011, 2010 and 2009 were funded from undistributed net investment income.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

•	BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen, Rosenthal and Conroy, along with certain investment and administrative personnel of TICC Management, are invested.

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

RECENT DEVELOPMENTS

On November 1, 2012, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2012 to shareholders of record as of December 17, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, three debt investments in our portfolio were at a fixed rate, and the remaining eighty debt investments were at variable rates, representing approximately $24.2 million and $456.0 million in principal debt, respectively. At September 30, 2012, $450.7 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2012. We have also assumed outstanding borrowings, which bear interest at variable rates, of $218,250,000. Under this analysis, net investment income would be essentially unchanged on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $7.4 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. It should also be noted that as the available cash is invested, the impact of this analysis will change. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to achieve our investment objective will depend on our ability to manage our existing investment portfolio and to grow, which will depend, in turn, on our investment adviser’s ability to identify, analyze, invest in and finance companies that meet our investment criteria, and our ability to raise and retain debt and equity capital. Accomplishing this result on a cost-effective basis is largely a function of our investment adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms.

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

TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. On April 9, 2009, the FASB issued additional guidelines under ASC 820-10-35, “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ,” which provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

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

We may experience fluctuations in our operating results for any period, and as a result, our financial results for any period should not be relied upon as being indicative of performance in future periods.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the U.S. and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could return in the future. Should these conditions return, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the capital markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The effect of global climate change may impact the operations of our portfolio companies.

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

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

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

As a BDC, we are required to carry our investments at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we may incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. In connection therewith, secured notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, and bear interest, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25%.

On August 23, 2012, we completed a $160,000,000 debt securitization financing transaction. In connection therewith, secured notes were issued by TICC CLO 2012-1, which is a newly formed special purpose vehicle that is a wholly-owned subsidiary of TICC. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120,000,000 and were issued in four classes. The class A-1 notes have an initial face amount of $88,000,000, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10,000,000, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11,500,000, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10,500,000, and bear interest at three-month LIBOR plus 5.75%.

On September 26, 2012, we completed a private placement of the Convertible Notes. A total of $105 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes. The Convertible Notes bear interest at an annual rate of 7.50% payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013.

Borrowings (including through the securitization transactions described above, which are consolidated in our financial statements), also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to TICC Management will be payable on our gross assets, including those assets acquired through the use of leverage, TICC Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TICC Management.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(21.0)%	(12.2)%	(3.4)%	5.4%	14.3%

(1)	Assumes $770 million in total assets and $333 million in total debt outstanding, which reflects our total assets and total debt outstanding as of September 30, 2012 (adjusted to include our sale of $10.0 million aggregate principal amount of the Convertible Notes on October 22, 2012), and a cost of funds of 4.43%.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). On June 8, 2012, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation, among other things, provides for increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in shares of our common stock may increase.

We are subject to risks associated with our debt securitization financing transactions.

As a result of the debt securitization financing transactions that we completed on August 10, 2011 and August 23, 2012, we are subject to a variety of risks, including those set forth below:

We are subject to certain risks as a result of our indirect interests in the subordinated notes and membership interests of the 2011 Securitization Issuer and our direct interests in the subordinated notes and membership interests of the 2012 Securitization Issuer.

Under the terms of the master loan sale agreement governing the TICC CLO, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2011 Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and the consideration set forth in the master loan sale agreement. Under the terms of the master loan sale agreement governing the TICC CLO 2012-1, we sold directly to the 2012 Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the 2011 Securitization Issuer and the 2012 Securitization Issuer (collectively, the “Securitization Issuers”), and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of the TICC CLO, we hold indirectly through Holdings the 2011 Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the 2011 Securitization Issuer. As a result of the TICC CLO 2012-1, we hold directly the 2012 Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the 2012 Securitization Issuer. As a result, we consolidate the financial statements of Holdings and the Securitization Issuers in our consolidated financial statements. Because Holdings and each Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, each of the sale or contribution of portfolio loans by us to Holdings, the sale of portfolio loans by Holdings to the 2011 Securitization Issuer, and the sale of portfolio loans by us to the 2012 Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the Securitization Issuers, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The 2011 Subordinated Notes, the 2012 Subordinated Notes and membership interests of each Securitization Issuer are subordinated obligations of such Securitization Issuer.

The 2011 Subordinated Notes and the 2012 Subordinated Notes (collectively, the “Subordinated Notes”) are the junior class of notes issued by each Securitization Issuer, are subordinated in priority of payment to the secured notes issued by the 2011 Securitization Issuer and the 2012 Securitization Issuer (collectively, the “Secured Notes”), respectively, and are subject to certain payment restrictions set forth in the respective indentures governing the notes of each Securitization Issuer. Therefore, for the TICC CLO, Holdings only receives cash distributions on the 2011 Subordinated Notes if the 2011 Securitization Issuer has made all cash interest payments on the Secured Notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the 2011 Securitization Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the 2011 Securitization Issuer. For the TICC CLO 2012-1, we only receive cash distributions on the 2012 Subordinated Notes if the 2012 Securitization Issuer has made all cash interest payments on the Secured Notes it has issued, and we only receive cash distributions in respect of our ownership of the 2012 Securitization Issuer to the extent that funds are available therefor. The Subordinated Notes of a Securitization Issuer are also unsecured and rank behind all of the secured creditors, known or unknown, of such Securitization Issuer, including the holders of the Secured Notes it has issued. Consequently, to the extent that the value of either Securitization Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes of such Securitization Issuer at their redemption could be reduced. Accordingly, our investment in each Securitization Issuer may be subject to complete loss.

The membership interests in each Securitization Issuer represent all of the equity interest in such Securitization Issuer. As such, the holder of the membership interests of a Securitization Issuer is the residual claimant on distributions, if any, made by such Securitization Issuer after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the debt securitization financing transaction documents. Such payments may be made by each Securitization Issuer only to the extent permitted under such documents on any payment date or upon payment in full of the notes issued by such Securitization Issuer. We cannot assure you that distributions on the assets held by the Securitization Issuers will be sufficient to make any distributions to us or that such distributions will meet our expectations.

The interests of holders of the senior class of securities issued by each Securitization Issuer may not be aligned with our interests.

The Secured Notes of each Securitization Issuer are the debt obligations ranking senior in right of payment to the Subordinated Notes of such Securitization Issuer. As such, there are circumstances in which the interests of holders of the Secured Notes may not be aligned with the interests of holders of the Subordinated Notes and the membership interests of a Securitization Issuer. For example, under the terms of the Secured Notes of each Securitization Issuer, holders of the Secured Notes have the right to receive payments of principal and interest prior to holders of the Subordinated Notes and the membership interests of such Securitization Issuer.

For as long as the Secured Notes of a Securitization Issuer remain outstanding, holders of the Secured Notes have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of Subordinated Notes and membership interests of such Securitization Issuer, including by exercising remedies under the indenture in the debt securitization financing transaction.

If an event of default has occurred and acceleration occurs in accordance with the terms of an indenture, the Secured Notes of the applicable Securitization Issuer then outstanding will be paid in full before any further payment or distribution on the Subordinated Notes of such Securitization Issuer. In addition, if an event of default occurs, holders of a majority of the most senior class of Secured Notes then outstanding will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by a Securitization Issuer, the trustee or holders of a majority of the most senior class of Secured Notes of such Securitization Issuer then outstanding may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. If at such time the portfolio loans of a Securitization Issuer were not performing well, such Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Subordinated Notes of such Securitization Issuer, or to pay a dividend to holders of the membership interests of such Securitization Issuer.

Remedies pursued by the holders of the Secured Notes of a Securitization Issuer could be adverse to the interests of the holders of the Subordinated Notes of such Securitization Issuer, and the holders of such Secured Notes will have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the Secured Notes of a Securitization Issuer may not be in our best interests and we may not receive payments or distributions upon an acceleration of the applicable Secured Notes. Any failure of a Securitization Issuer to make distributions on the Subordinated Notes we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow our qualification as a RIC.

The Securitization Issuers may fail to meet certain asset coverage tests.

Under the documents governing each debt securitization financing transaction, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the Secured Notes of such Securitization Issuer. For the TICC CLO, to meet this test at any time, interest received on the portfolio loans must equal at least 200% or greater (based upon a graduated scale provided for in the indenture) of the interest payable in respect of the Secured Notes of the 2011 Securitization Issuer. For the TICC CLO 2012-1, to meet this test at any time, interest received on the portfolio loans must equal at least 120% to 160% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the interest payable in respect of the Secured Notes of the 2012 Securitization Issuer. The second such test compares the principal amount of the portfolio loans held by the Securitization Issuer to the aggregate outstanding principal amount of the Secured Notes of such Securitization Issuer. For the TICC CLO, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2011 Securitization Issuer must equal at least 135% of the outstanding principal amount of the Secured Notes of the 2011 Securitization Issuer. For the TICC CLO 2012-1, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2012 Securitization Issuer must equal at least 126% to 152.50% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the outstanding principal amount of the Secured Notes of the 2012 Securitization Issuer. If either coverage test is not satisfied, interest and principal received by the Securitization Issuer are diverted on the following payment date to pay the most senior class or classes of Secured Notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the Secured Notes, we refer to as a mandatory redemption. For the TICC CLO, if any asset coverage test with respect to the Secured Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the 2011 Securitization Issuer and the holders of the 2011 Subordinated Notes will instead be used to redeem first the Secured Notes of the 2011 Securitization Issuer, to the extent necessary to satisfy the applicable asset coverage tests. For the TICC CLO 2012-1, if any asset coverage test with respect to the Secured Notes is not met or if the 2012 Securitization Issuer fails to obtain a confirmation of the initial ratings of the Secured Notes after the effective date (defined under the indenture as the earlier to occur of January 7, 2013 or the time that the 2012 Securitization Issuer has acquired (or committed to acquire) at least $160 million in assets), proceeds from the portfolio of loan investments that otherwise would have been distributed to the 2012 Securitization Issuer and the holders of the 2012 Subordinated Notes will instead be used to first to redeem the Secured Notes and pay interest and deferred interest (if any) on the Secured Notes, to the extent necessary to satisfy the applicable asset coverage tests or to obtain the necessary ratings confirmation.

We may not receive cash on our equity interests in the Securitization Issuers.

We receive cash from the Securitization Issuers only to the extent that we or Holdings, as applicable, receives payments on the Subordinated Notes or membership interests of the Securitization Issuers. The Securitization Issuers may only make payments on such securities to the extent permitted by the payment priority provisions of the respective indentures governing the notes, which generally provide that principal payments on the Subordinated Notes may not be made on any payment date unless all amounts owing under the Secured Notes issued under such indenture are paid in full. In addition, if a Securitization Issuer does not meet the asset coverage tests set forth in the documents governing the debt securitization financing transaction, cash would be diverted from the Subordinated Notes of such Securitization Issuer to first pay the Secured Notes of such Securitization Issuer in amounts sufficient to cause such tests to be satisfied. In the event that we fail to directly or indirectly receive cash from a Securitization Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. However, the indentures place significant restrictions on the Securitization Issuers’ ability to sell investments. As a result, there may be times or circumstances during which the Securitization Issuers are unable to sell investments or take other actions that might be in our best interests.

We may incur liability to the 2011 Securitization Issuer and to the 2012 Securitization Issuer.

As part of the TICC CLO, we entered into a master loan sale agreement under which we would be required to repurchase any loan (or participation interest therein) which was sold to the 2011 Securitization Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee may, on behalf of the 2011 Securitization Issuer, bring an action against us to enforce these repurchase obligations. As part of the TICC CLO 2012-1, we entered into a master loan sale agreement under which we may incur liability to the 2012 Securitization Issuer for a breach of any representation or warranty made by us on the closing date with respect to any loan (or participation interest therein) sold to the 2012 Securitization Issuer thereunder.

In connection with our two debt securitization financing transactions, we transferred all of our interests in certain portfolio loans to the 2011 Securitization Issuer and the 2012 Securitization Issuer, respectively. In doing so, we transferred any right we previously had to the payments made on such portfolio loans in exchange for 100% of the residual interests in such securitization issuers. As a result, we face a hightened risk of loss due to the impact of leverage utilized by both the 2011 Securitization Issuer and the 2012 Securitization Issuer, which would have the effect of magnifying the impact on us of a loss on any portfolio loan held by such securitization issuers. In addition, while we serve as the collateral manager for both the 2011 Securitization Issuer and the 2012 Securitization Issuer, which provides us with the authority to enforce payment obligations and loan covenants of the portfolio loans that we transferred to such securitization issuers, we are required to exercise such authority for the interests of the securitization issuers, rather than for our own interests alone.

The structure of the debt securitization financing transactions is intended to prevent, in the event of our bankruptcy or, in the case of the TICC CLO, the bankruptcy of Holdings, the consolidation for purposes of such bankruptcy proceedings of the Securitization Issuers with our operations or, in the case of the TICC CLO, those of Holdings. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the Securitization Issuers for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the debt securitization financing transactions, which would equal the full amount of debt of the Securitization Issuers reflected on our consolidated balance sheet. In addition, we cannot assure that the recovery in the event we were consolidated with the Securitization Issuers for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as a direct or indirect holder of the Subordinated Notes had we not been consolidated with the Securitization Issuers.

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

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. In connection therewith, secured notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, and bear interest, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25%.

On August 23, 2012, we completed a $160,000,000 debt securitization financing transaction. In connection therewith, secured notes were issued by TICC CLO 2012-1, which is a newly formed special purpose vehicle that is a wholly-owned subsidiary of TICC. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120,000,000 and were issued in four classes. The class A-1 notes have an initial face amount of $88,000,000, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10,000,000, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11,500,000, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10,500,000, and bear interest at three-month LIBOR plus 5.75%.

On September 26, 2012, we completed a private placement of the Convertible Notes. A total of $105 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes. The Convertible Notes bear interest at an annual rate of 7.50% payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 41,312,780 shares are issued and outstanding as of November 8, 2012. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

On August 10, 2011, we completed a $225,000,000 debt securitization financing transaction. In connection therewith, secured notes were issued by a newly formed special purpose vehicle in which our wholly-owned subsidiary owns all of the equity. The notes have an initial face amount of $101,250,000, and bear interest, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25%.

On August 23, 2012, we completed a $160,000,000 debt securitization financing transaction. In connection therewith, secured notes were issued by TICC CLO 2012-1, which is a newly formed special purpose vehicle that is a wholly-owned subsidiary of TICC. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120,000,000 and were issued in four classes. The class A-1 notes have an initial face amount of $88,000,000, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10,000,000, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11,500,000, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10,500,000, and bear interest at three-month LIBOR plus 5.75%.

On September 26, 2012, we completed a private placement of the Convertible Notes. A total of $105 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes. The Convertible Notes bear interest at an annual rate of 7.50% payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013.

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

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receive cash distributions related to such income.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). If we acquire shares in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO treated as CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC status regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Material U.S. Federal Income Tax Considerations — Taxation as a Regulated Investment Company.”

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation enacted in 2010 and Internal Revenue Service guidance impose a withholding tax of 30% on payments of U.S. source interest and dividends paid after December 31, 2013, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends paid after December 31, 2014, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

We may choose to pay dividends in our own common stock, in which case, our stockholders may be required to pay federal income taxes in excess of the cash dividends they receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide debt capital, we generally do not base investment decisions primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of the companies that we invest in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio compared with that of a traditional asset-based lender whose security consists primarily of receivables, inventories, equipment and other tangible assets. Interest rates payable by our portfolio companies may not compensate for these additional risks, any of which could cause us to lose part or all of our investment.

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

From time to time we have invested and may in the future invest in debt and residual value interests of CLO vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the underlying companies. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of debt holders senior to us in such CLOs.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2012, we issued a total of 156,852 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,508,158.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).

3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).

10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).

10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).

10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LCC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).

10.10	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.11	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.12	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.13	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.14	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

———————————————

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL C ORP .

Date: November 9, 2012	By:	/ s / Jonathan H. Cohen

Jonathan H. Cohen Chief Executive Officer

Date: November 9, 2012	By:	/ s / Patrick F. Conroy

Patrick F. Conroy Chief Financial Officer (Principal Accounting Officer)

