Form 10-K
period 2012-12-31
TICC Capital Corp.
filed 2013-03-13
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒ .

The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2012, based on the closing price on that date of $9.69 on the NASDAQ Global Select Market, was $357,000,579. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 48,714,635 shares of the Registrant’s common stock outstanding as of March 11, 2013.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2012

i

PART I

Item 1. Business

TICC Capital Corp. (“TICC,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing primarily in corporate debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We have and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, that own debt securities. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

Our capital is generally used by our portfolio companies to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property. In making our CLO investments, we consider the indenture structure for that vehicle, its operating characteristics and compliance with its various indenture provisions, as well as its corporate loan-based collateral pool.

We generally expect to invest between $5.0 million and $50.0 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

While the structures of our investments will vary, and while we invest across a wide range of different industries, we have historically overweighted our investments in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. The types of portfolio companies in which we invest, however, will generally be considered below investment grade, and their debt securities may in turn be referred to as “junk.” In addition, many of the debt securities we hold typically do not fully amortize prior to maturity, which potentially heightens the risk that we may lose all or part of our investment.

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

Securitization Vehicles

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer.

On August 23, 2012, we completed a $160.0 million CLO transaction. The secured and subordinated notes were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), which is a newly formed special purpose vehicle that is a wholly-owned subsidiary of TICC. TICC presently owns all of the subordinated notes (the “2012 Subordinated Notes”) issued in the CLO transaction, which totaled $40.0 million. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120.0 million and were issued in four classes. The class A-1 notes have an initial face amount of $88.0 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10.0 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. The secured notes of the 2012 Securitization Issuer have a stated maturity date of August 25, 2023 and are subject to a two year non-call period, during which the notes may not be repaid. This CLO has a four year reinvestment period, during which the proceeds from the repayment of its underlying investments may be reinvested in new portfolio securities. The Company consolidated the results of its subsidiaries, Holdings, TICC CLO and TICC CLO 2012-1, in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO and TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO and TICC CLO 2012-1, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC). On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature.

Each of the 2011 Securitization Issuer and the 2012 Securitization Issuer are consolidated subsidiaries of TICC. Each was formed to provide us with access to additional capital for investment by permitting us to issue debt securities, through both vehicles, to securitize a portion of our existing portfolio investments, selected by us, that were originated using our typical investment process. The debt securities were issued by such vehicles in connection with their formation in private placement transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Each vehicle has the ability to issue additional securities under certain limited circumstances. Specifically, the 2011 Securitization Issuer may be able to issue additional securities through a supplemental indenture approved by the requisite number of noteholders and the 2012 Securitization Issuer is permitted to issue additional securities during a four year reinvestment period.

In addition, because each is a consolidated subsidiary, we did not recognize any gain or loss on the transfer of any of our portfolio assets to such vehicles in connection with the CLO transactions to which they relate. However, while not expressly named, TICC Management, our investment adviser, and BDC Partners, our administrator, may be entitled to indemnification under certain agreements we entered into to serve as collateral manager for both vehicles as a result of their affiliation with us. Although we have no present plans to do so, we may elect to securitize additional portfolio investments in the future in a manner similar to the two vehicles we have previously sponsored.

Convertible Notes

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

Organizational and Regulatory Structure

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, its managing member, and Charles M. Royce, our non-executive Chairman who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly own or control all of the outstanding equity interests of BDC Partners. Under our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Set forth below is a chart detailing our organizational structure.

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

These events constrained the availability of capital for the market as a whole, and the financial services sector in particular. During 2009, the syndicated corporate loan market experienced both unprecedented price declines and volatility. While prices remained depressed across many sectors and ratings categories through most of 2009, we witnessed a strong upward move during the second half of 2009, which continued through 2010. During much of 2011 and through 2012, we saw much less severe price volatility for corporate loans (compared with the prior three year period), consistent with many other parts of the debt and equity markets. During 2012, the market for new investments has become more competitive and yields have generally decreased. We expect the market for new investments to remain competitive in 2013. In view of the above circumstances, we continue to invest in syndicated and larger middle-market loans, and, opportunistically, we continue to be active in certain structured finance investments, including collateralized loan obligation investment vehicles.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to corporate borrowers and structured finance vehicles that, in turn, provide capital to corporate borrowers for the following reasons:

•	Expertise in credit analysis and monitoring investments; and
•	Established transaction sourcing network.

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

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 21 years of experience in debt and equity research and investment. Mr. Cohen is also the Chief Executive Officer of T2 Advisers, LLC, the investment manager of Greenwich Loan Income Fund Limited (LSE AIM: GLIF), a Guernsey fund that invests primarily in leveraged corporate loans across a variety of industries globally, and which also serves as collateral manager of T2 Income Fund CLO I Ltd., a CLO vehicle sponsored by Greenwich Loan Income Fund Limited. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”), since 2010. Mr. Cohen was previously the managing member, and a principal of JHC Capital Management, a registered investment adviser that served as the sub-adviser to the Royce Technology Value Fund, a technology-focused mutual fund. Prior to that, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen

serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.
•	Saul B. Rosenthal, our President and Chief Operating Officer, has 14 years of experience in the capital markets, with a focus on middle-market transactions. Mr. Rosenthal is also the President of T2 Advisers, LLC, which serves as the investment manager of Greenwich Loan Income Fund Limited (LSE AIM: GLIF), a Guernsey fund that invests primarily in leveraged corporate loans across a variety of industries globally, and which also serves as collateral manager of T2 Income Fund CLO I Ltd., a CLO vehicle sponsored by Greenwich Loan Income Fund Limited. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal was previously a Vice President and co-founder of the Private Equity Group at Wit Capital. Prior to joining Wit Capital, Mr. Rosenthal was an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and is a member of the board of the National Museum of Mathematics and the New York City chapter of the Young Presidents’ Organization. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.
•	Darryl Monasebian is the Executive Vice President and head of portfolio management of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. Mr. Monasebian has also served since 2005 as the senior managing director and head of portfolio management of T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited, a Guernsey fund that invests primarily in leveraged corporate loans across a variety of industries globally. Prior to joining TICC Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University’s Graduate School of Management.
•	Hari Srinivasan is a Managing Director and portfolio manager of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and at T2 Advisers, LLC, the investment adviser to Greenwich Loan Income Fund Limited, a Guernsey fund that invests primarily in leveraged corporate loans across a variety of industries globally. Previously, Mr. Srinivasan was a credit manager at Lucent Technologies from 2002 to 2005, focusing on restructuring and monetization of distressed assets in Lucent’s vendor finance portfolio, and credit analysis of Lucent’s telecom customers. Prior to that, Mr. Srinivasan was an analyst in the fixed income group at Lehman Brothers from 1998 to 2002. Mr. Srinivasan received a B.S. in Computer Science from Poona University, India and a Masters of Business Administration from New York University’s Stern School of Business.

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

•	Experienced management. We generally require that our portfolio companies have an experienced management team. We also prefer the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.
•	Significant financial or strategic sponsor and/or strategic partner. We prefer to invest in companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and are willing to make an ongoing contribution to the management of the business, including participation as board members or as business advisers.
•	Strong competitive position in industry. We seek to invest in companies that have developed a strong competitive position within their respective sector or niche of a specific industry.
•	Profitable on a cash flow basis. We focus on companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.
•	Clearly defined exit strategy. Prior to making an investment in a debt security that is accompanied by an equity-based security in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a merger or an acquisition of the company, a private sale of our equity interest to a third party, or a purchase of our equity position by the company or one of its stockholders.
•	Liquidation value of assets. Although we do not operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We emphasize both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, software code, customer lists, networks and databases.

Due diligence

Our due diligence process generally includes some or all of the following elements:

Management team and financial sponsor

•	management assessment including a review of management’s track record with respect to product development, sales and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities; and
•	financial sponsor reputation, track record, experience and knowledge (where a financial sponsor is present in a transaction).

Business

•	industry and competitive analysis;
•	customer and vendor interviews to assess both business prospects and standard practices of the company;
•	assessment of likely exit strategies; and
•	potential regulatory/legal issues.

Financial condition

•	detailed review of the historical financial performance and the quality of earnings;
•	development of detailed pro forma financial projections;
•	review of internal controls and accounting systems; and
•	review of assets and liabilities, including contingent liabilities.

Structured Finance Vehicles

•	review of indenture structures;
•	review of underlying collateral loans;
•	analysis of projected future cash flows; and
•	analysis of compliance with covenants.

Contemporaneous with our due diligence process, the investment team prepares a detailed credit memorandum for presentation to our Investment Committee, which currently consists of Messrs. Cohen and Rosenthal. Our Investment Committee reviews and approves each of our portfolio investments.

Investment Structuring

In structuring our investments, we seek to ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. It should be noted, however, that because we are not primarily an asset-based lender, in the current economic environment, the value of collateral and security interests may dissipate rapidly. In addition, we seek to structure loan covenants or to participate in syndicated loans that incorporate loan covenants that assist in the management of risk. Our loan documents may include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also provide protection against customary events of default such as non-payment, breach of covenant, insolvency and change of control.

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

We have several methods of evaluating and monitoring the performance of our bilateral and syndicated debt and equity positions, including but not limited to the following:

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

Portfolio Overview

We seek to create a portfolio that includes primarily senior secured loans, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We generally expect to invest between $5 million and $50 million in each of our portfolio companies. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

The following is a representative list of the industries in which we have invested:

•	Software
•	Web hosting
•	Structured finance
•	Printing and publishing
•	Semiconductor capital equipment
•	Food products manufacturer
•	Financial intermediaries
•	Advertising
•	Business services
•	Grocery
•	Education
•	Consumer Services
•	Enterprise software
•	IT consulting
•	Healthcare
•	Building and development
•	Telecommunication services
•	Interactive voice messaging services
•	Auto parts manufacturer
•	Retail
•	Computer hardware
•	Logistics
•	Cable/satellite television

During 2012 we have seen significant price volatility for corporate loans consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles, and have recently made a number of selective purchases in these markets. During the fiscal year ended December 31, 2012, we invested approximately $494.6 million comprised of approximately 82.6% in senior secured notes, 11.9% in CLO equity and 5.5% in CLO debt. At December 31, 2012, our portfolio was invested approximately 74.1% in senior secured notes, 16.4% in CLO equity, 8.3% in CLO debt and 1.2% in equity.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2012

Our ten largest portfolio company investments at December 31, 2012, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2012
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Endurance International Group, Inc.	Web hosting	$27.7	$27.9	4.2%
Catamaran CLO Ltd.	Structured finance	25.1	25.1	3.8%
Jackson Hewitt, Inc.	Consumer services	24.0	24.1	3.6%
Attachmate Corporation	Enterprise software	20.2	20.5	3.1%
First American Payment Systems	Financial intermediaries	18.7	18.8	2.8%
Pegasus Solutions, Inc.	Enterprise software	16.0	17.6	2.6%
Algorithmic Implementations, Inc.	Software	17.3	16.5	2.5%
SumTotal Systems, Inc.	Business services	16.0	16.0	2.4%
CompuCom Systems, Inc.	IT outsourcing	14.8	15.0	2.2%
Wall Street Systems	Financial intermediaries	14.7	15.0	2.2%
		$194.5	$196.5	29.4%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2012:

Endurance International Group, Inc.

Endurance International Group, Inc. (“Endurance”) primarily provides web hosting and online services to businesses.

In November 2012, we acquired $10.0 million of the senior secured first lien notes issued by Endurance and $18.0 million of the senior secured second lien notes. As of December 31, 2012, $28.0 million remained outstanding on our combined investment in the senior secured notes. During November 2012, our previous investment in Endurance was fully repaid.

Catamaran CLO, Ltd.

Catamaran CLO 2012-1 Ltd. (“Catamaran”) is a collateralized loan obligation (“CLO”) vehicle investing primarily in U.S.-based senior secured loans and bonds.

In December 2012, we purchased $22.0 million of an equity tranche of the Catamaran CLO and $6.0 million of the Catamaran Class F CLO notes. As of December 31, 2012, $28.0 million remained outstanding on our combined investment in the Catamaran CLO.

Jackson Hewitt Tax Service, Inc.

Jackson Hewitt Tax Service, Inc. (“Jackson Hewitt”) is a provider of federal and state tax return preparation services through franchised and company-owned retail stores and kiosks located throughout the United States.

In October 2012, we acquired $25.0 million of the first lien senior secured notes issued by Jackson Hewitt. As of December 31, 2012, $25.0 million remained outstanding on our investment.

Attachmate Corporation

Attachmate Corporation (“Attachmate”) is a provider of infrastructure software that provides host access and host integration, system and security management and PC lifecycle management.

During May 2012, we purchased $8.0 million of the first lien senior secured notes issued by Attachmate and $10.0 million of the senior secured second lien notes. In August 2012, we purchased an additional $3.0 million of the second lien notes. As of December 31, 2012, $7.7 million remained outstanding on our first lien investment and $13.0 million remained outstanding on our investment in the second lien senior secured notes.

First American Payment Systems

First American Payment Systems (“FAPS”) is a privately held, full-service payment processor serving the small and medium-sized business segment in the United States.

During October 2012, we acquired $4.0 million of the first lien senior secured notes issued by FAPS and $15.0 million in the senior secured second lien notes. As of December 31, 2012, $19.0 million remained outstanding on our combined investment in the first and second lien senior secured notes.

Pegasus Solutions, Inc.

Pegasus Solutions, Inc. (“Pegasus”) provides technology and services to hotels and travel distributors. Pegasus’ services include central reservations systems (“CRSs”), distribution systems linking CRS to travel agent systems and travel websites, third-party hotel marketing services and commission processing for hotels, travel agents and travel websites.

In January 2010, we acquired $4.8 million in second lien senior secured notes issued by Pegasus as well as approximately $720,000 in common and preferred equity, and during September 2010, we acquired $3.0 million in first lien senior secured notes. During September 2012, we purchased approximately $6.8 million in first lien senior secured notes issued by Pegasus. As of December 31, 2012, approximately $15.8 million remained outstanding on our combined investment in the senior secured notes, including PIK interest.

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)

Algorithmic Implementations, Inc. (“Ai Squared”) has been providing assistive technology for more than 15 years to computer users with low vision. The Company’s flagship product is ZoomText, a screen magnification and reading software application for the visually impaired.

Our investment in Ai Squared, which closed in September 2006, consisted of $22.0 million in senior secured notes and common stock. At that time, TICC and an individual investor each acquired 50% of the outstanding equity in connection with our investment in the company. As of December 31, 2012, approximately $14.3 million remained outstanding on our investment in the senior secured notes. Also, as a result of a 5% equity share distribution to an Ai Squared executive, TICC’s and the individual investor’s equity ownership in Ai Squared were each reduced by 2.5%.

SumTotal Systems, Inc.

SumTotal Systems (“SumTotal”) is a provider of human resources strategic software products and services.

In November 2012, we purchased $5.0 million of the first lien senior secured notes issued by SumTotal, as well as approximately $11.3 million of the second lien senior secured notes. As of December 31, 2012, approximately $16.3 million remained outstanding on our combined investment in the notes.

CompuCom Systems, Inc.

CompuCom Systems, Inc. (“CompuCom”) provides IT outsourcing and product provisioning services.

In October 2012, we purchased $5.0 million of the first lien senior secured notes issued by CompuCom and $10.0 million of the second lien notes. As of December 31, 2012, $15.0 million remained outstanding on our combined investments in the senior secured notes.

Wall Street Systems

Wall Street Systems (“WSS”) is a provider of treasury management, central banking, and foreign exchange trade processing services.

In November 2012, we purchased $5.0 million of the first lien senior secured notes issued by WSS and $10.0 million of the second lien notes. As of December 31, 2012, $15.0 million remained outstanding on our combined investments in the senior secured notes.

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

Management Fee

We pay TICC Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee payable to TICC Management and any incentive fees earned by TICC Management are ultimately borne by our common stockholders.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2011 calendar year was 7.01% and the annual hurdle rate for the 2012 calendar year was 5.83%. The current hurdle rate for the 2013 calendar year, calculated as of December 31, 2012, is 5.72%. Our net investment income (to the extent not distributed to our shareholders) used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 5.72% for the 2013 calendar year).
•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (currently 5.72% for the 2013 calendar year) in any calendar quarter is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2012, pre-incentive fee net investment income of $11,426,000 exceeded the hurdle of $5,931,000 (based upon net assets of $406,897,000 at September 30, 2012 and the quarterly hurdle rate of 1.4575%). The incentive fee rate of 20% resulted in an incentive of $1,099,000 for the quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consist of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized capital gains and unrealized capital depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized capital appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory

Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. For the year ended December 31, 2012, realized capital gains were approximately $17,117,000, realized capital losses were approximately $240,000 and gross unrealized capital depreciation on investments was approximately $9,114,000, resulting in a net gain of $7,763,000. The capital gains incentive fee rate of 20% resulted in a capital gains incentive fee payable under the terms of the Investment Advisory Agreement, of $1,553,000 for the year ended December 31, 2012.

Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter(*)

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Quarterly Hurdle rate(1) = 1.43%

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

Quarterly Hurdle rate(1) = 1.43%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate
= 20% x (3.3% – 1.43%)
= 20% x 1.87%
= 0.374%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.374%

(1)	Represents 5.72% annualized hurdle rate for 2013 calendar year.
(2)	Represents 2% annualized management fee.

Example 2: Capital Gains Portion of Incentive Fee(*)

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

Payment of our Expenses

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and expenses of such personnel allocable to such services, will be provided and paid for by BDC Partners, the investment adviser’s managing member. We are responsible for all other costs and expenses of our operations and transactions, including, without limitation, the cost of calculating our net asset value; the cost of effecting sales and repurchases of shares of our common stock and other securities; investment advisory fees; fees payable to third parties relating to, or associated with, making investments; transfer agent and custodial fees; federal and state registration fees; any exchange listing fees; federal, state and local taxes; independent directors’ fees and expenses; brokerage commissions; costs of proxy statements, stockholders’ reports and notices; fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, Chief Compliance Officer, Controller, accounting staff and other administrative support personnel. All of these expenses are ultimately borne by our common stockholders.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. See “Risk Factors — Risks relating to our business and structure — We are dependent upon TICC Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

COMPETITION

Our primary competitors to provide financing to primarily non-public small- and medium-sized companies include private equity and venture capital funds, other equity and non-equity based investment funds, including other business development companies, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to, and the way in which we raise additional capital which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may be examined by the SEC for compliance with the 1940 Act.

As a business development company, we are subject to certain risks and uncertainties. See “Risk Factors — Risks Relating to our Business and Structure.”

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

Code of Ethics

As required by the 1940 Act, we maintain a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk Factors — Risks Relating to our Business and Structure — There are significant potential conflicts of interest.” Our Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our code of ethics is also available on our website at http://www.ticc.com.

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

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

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

We may experience fluctuations in our operating results due to a number of factors, including the rate at which we make new investments, the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Capital markets have, over the past five years, been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the U.S. and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have, over the past five years, been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could return in the future. Should these conditions return, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions which apply to us, as a BDC we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, operating results and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

These situations may arise due to circumstances that we may be unable to control, such as access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially harm our business. Even though if such conditions have improved broadly and significantly over the short-term, adverse conditions in particular sectors of the financial markets could adversely impact our business over the long-term.

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

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer.

On August 23, 2012, we completed a $160.0 million CLO transaction. The secured and subordinated notes were issued by TICC CLO 2012-1, which is a newly formed special purpose vehicle that is a wholly-owned subsidiary of TICC. TICC presently owns all of the 2012 Subordinated notes issued in the CLO transaction, which totaled $40.0 million. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120.0 million and were issued in four classes. The class A-1 notes have an initial face amount of $88.0 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10.0 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and will bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. The secured notes of the 2012 Securitization Issuer have a stated maturity date of August 25, 2023 and are subject to a two year non-call period, during which the notes may not be repaid. This CLO has a four year reinvestment period, during which the proceeds from the repayment of its underlying investments may be reinvested in new portfolio securities. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature.

On September 26, 2012, we completed a private placement of Convertible Notes. A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes will bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(21.6)%	(12.6)%	(3.6)%	5.4%	14.4%

(1)	Assumes $756.0 million in total assets and $336.3 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2012, and a cost of funds of approximately 4.50%.

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

Under the terms of the master loan sale agreement governing TICC CLO, (1) we sold and/or contributed to Holdings all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement and (2) Holdings, in turn, sold and/or contributed to the 2011 Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and the consideration set forth in the master loan sale agreement. Under the terms of the master loan sale agreement governing TICC CLO 2012-1, we sold directly to the 2012 Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the 2011 Securitization Issuer and the 2012 Securitization Issuer (collectively, the “Securitization Issuers”), and not Holdings or us, held all of the ownership interest in such portfolio loans and participations. As a result of TICC CLO, we hold indirectly through Holdings the 2011 Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the 2011 Securitization Issuer. As a result of TICC CLO 2012-1, we hold directly the 2012 Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the 2012 Securitization Issuer. As a result, we consolidate the financial statements of Holdings and the Securitization Issuers in our consolidated financial statements. Because Holdings and each Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, each of the sale or contribution of portfolio loans by us to Holdings, the sale of portfolio loans by Holdings to the 2011 Securitization Issuer, and the sale of portfolio loans by us to the 2012 Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the Securitization Issuers, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The 2011 Subordinated Notes, the 2012 Subordinated Notes and membership interests of each Securitization Issuer are subordinated obligations of such Securitization Issuer.

The 2011 Subordinated Notes and the 2012 Subordinated Notes (collectively, the “Subordinated Notes”) are the junior class of notes issued by each Securitization Issuer, are subordinated in priority of payment to the secured notes issued by the 2011 Securitization Issuer and the 2012 Securitization Issuer (collectively, the “Secured Notes”), respectively, and are subject to certain payment restrictions set forth in the respective indentures governing the notes of each Securitization Issuer. Therefore, for TICC CLO, Holdings only receives cash distributions on the 2011 Subordinated Notes if the 2011 Securitization Issuer has made all cash interest payments on the Secured Notes it has issued, and we only receive cash distributions in respect of our indirect ownership of the 2011 Securitization Issuer to the extent that Holdings receives any cash distributions in respect of its direct ownership of the 2011 Securitization Issuer. For TICC CLO 2012-1, we only receive cash distributions on the 2012 Subordinated Notes if the 2012 Securitization Issuer has made all cash interest payments on the Secured Notes it has issued, and we only receive cash distributions in respect of our ownership of the 2012 Securitization Issuer to the extent that funds are available therefor. The Subordinated Notes of a Securitization Issuer are also unsecured and rank behind all of the secured creditors, known or unknown, of such Securitization Issuer, including the holders of the Secured Notes it has issued. Consequently, to the extent that the value of either Securitization Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes of such Securitization Issuer at their redemption could be reduced. Accordingly, our investment in each Securitization Issuer may be subject to complete loss.

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

Under the documents governing each debt securitization financing transaction, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the portfolio loans held by the Securitization Issuer to the amount of interest payable in respect of the Secured Notes of such Securitization Issuer. For the TICC CLO, to meet this test at any time, interest received on the portfolio loans must equal at least 200% or greater (based upon a graduated scale provided for in the indenture) of the interest payable in respect of the Secured Notes of the 2011 Securitization Issuer. For the TICC CLO 2012-1, to meet this test at any time, interest received on the portfolio loans must equal at least 120% to 160% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the interest payable in respect of the Secured Notes of the 2012 Securitization Issuer. The second such test compares the principal amount of the portfolio loans held by the Securitization Issuer to the aggregate outstanding principal amount of the Secured Notes of such Securitization Issuer. For the TICC CLO, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2011 Securitization Issuer must equal at least 135% of the outstanding principal amount of the Secured Notes of the 2011 Securitization Issuer. For the TICC CLO 2012-1, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2012 Securitization Issuer must equal at least 126% to 152.50% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the outstanding principal amount of the Secured Notes of the 2012 Securitization Issuer. If either coverage test is not satisfied, interest and principal received by the Securitization Issuer are diverted on the following payment date to pay the most senior class or classes of Secured Notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the Secured Notes, we refer to as a mandatory redemption. For the TICC CLO, if any asset coverage test with respect to the Secured Notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the 2011 Securitization Issuer and the holders of the 2011 Subordinated Notes will instead be used to redeem first the Secured Notes of the 2011 Securitization Issuer, to the extent necessary to satisfy the applicable asset coverage tests. For the TICC CLO 2012-1, if any asset coverage test with respect to the Secured Notes is not met or if the 2012 Securitization Issuer fails to obtain a confirmation of the initial ratings of the Secured Notes after the effective date (defined under the indenture as the earlier to occur of January 7, 2013 or the time that the 2012 Securitization Issuer has acquired (or committed to acquire) at least $160.0 million in assets), proceeds from the portfolio of loan investments that otherwise would have been distributed to the 2012 Securitization Issuer and the holders of the 2012 Subordinated Notes will instead be used to first to redeem the Secured Notes and pay interest and deferred interest (if any) on the Secured Notes, to the extent necessary to satisfy the applicable asset coverage tests or to obtain the necessary ratings confirmation.

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

In connection with our two debt securitization financing transactions, we transferred all of our interests in certain portfolio loans to the 2011 Securitization Issuer and the 2012 Securitization Issuer, respectively. In doing so, we transferred any right we previously had to the payments made on such portfolio loans in exchange for 100% of the residual interests in such securitization issuers. As a result, we face a heightened risk of loss due to the impact of leverage utilized by both the 2011 Securitization Issuer and the 2012 Securitization Issuer, which would have the effect of magnifying the impact on us of a loss on any portfolio loan held by such securitization issuers. In addition, while we serve as the collateral manager for both the

2011 Securitization Issuer and the 2012 Securitization Issuer, which provides us with the authority to enforce payment obligations and loan covenants of the portfolio loans that we transferred to such securitization issuers, we are required to exercise such authority for the interests of the securitization issuers, rather than for our own interests alone.

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

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. We expect to issue equity securities and expect to borrow from financial institutions in the future. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to our stockholders to maintain our regulated investment company status. As a result, any such cash earnings may not be available to fund investment originations. We expect to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

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

As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we may incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. See “— We are permitted to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” for a description of our outstanding senior securities.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 48,714,635 shares are issued and outstanding as of March 11, 2012. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Legislation enacted in 2010 and Internal Revenue Service guidance impose a withholding tax of 30% on payments of U.S. source interest and dividends paid after December 31, 2013, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends paid after December 31, 2016, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, the non-executive Chairman of our Board of Directors, holds a minority, non-controlling interest in our investment adviser. BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal are currently the sole investors.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of TICC or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our board of directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.

RISKS RELATED TO OUR INVESTMENTS

Our investment portfolio may be concentrated in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the sectors in which we invest experience a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. While we had historically focused on the technology sector, we now seek new investment opportunities across a wide range of sectors that otherwise meet our investment criteria. As a result, a market downturn, including a downturn in the sectors in which we invest, could materially adversely affect us.

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

We may invest in certain companies which may have relatively short operating histories. The revenues, income (or losses) and valuations of these companies can and often do fluctuate suddenly and dramatically. Also, the technology-related sector, on which we have historically focused, in particular, is generally characterized by abrupt business cycles and intense competition. The recent cyclical economic downturn has resulted in substantial decreases in the market capitalization of many companies. While such valuations have recovered to some extent, we can offer no assurance that such decreases in market capitalizations will not recur, or that any future decreases in valuations will be insubstantial or temporary in nature. Therefore, certain of our portfolio companies may face considerably more risk of loss than companies in some other industry sectors.

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

We intend to invest primarily in senior debt securities, but may also invest in subordinated debt securities, issued by our portfolio companies. In some cases, portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we will not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors. Any limitations on the ability of our portfolio companies to make principal or interest payments to us, if at all, may reduce our net asset value and have a negative material adverse impact to our business, financial condition and results of operation.

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

Up to 30% of our portfolio may consist of equity and junior debt investments in CLO vehicles, which involves a number of significant risks. CLO vehicles that we invest in are typically very highly levered (10 – 14 times), and therefore, the junior debt and equity tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we have and continue to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, when we invest in an equity tranche of a CLO vehicle we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

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

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future dividends are dependent upon the investment income we receive on our portfolio investments, including our higher-yielding CLO equity investments. To the extent such investment income, including income from our CLO equity investments (which we expect to decline as those vehicles de-leverage after the end of their respective re-investment periods), declines or if we transition our portfolio into lower-yielding investments, our ability to pay future dividends may be diminished.

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

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

		Price Range
	NAV(a)	High	Low
Fiscal 2012
Fourth quarter	$9.90	$10.57	8.84
Third quarter	9.85	11.09	9.47
Second quarter	9.47	9.90	8.50
First quarter	9.50	10.65	8.61
Fiscal 2011
Fourth quarter	$9.30	$9.24	7.07
Third quarter	9.34	10.04	7.71
Second quarter	9.85	11.75	9.17
First quarter	9.97	13.11	9.43

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 11, 2013 was $10.71 per share. As of March 11, 2013, we had 174 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since 2011:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 28, 2013	March 22, 2013	March 29, 2013	$0.29
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99

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

During the year ended December 31, 2012, our distributions were made from undistributed net investment income. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2012, we issued a total of 215,358 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $2.1 million.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2007 through December 31, 2012. The graph assumes that, on December 31, 2007, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Total Investment Income	$71,174,920	$45,188,190	$33,506,591	$20,507,792	$37,305,635
Total Expenses	$33,997,567	$15,188,049	$9,263,094	$7,015,808	$15,114,472
Net Investment Income	$37,177,354	$30,000,141	$24,243,497	$13,491,984	$22,191,163
Net Increase (Decrease) in Net Assets Resulting from Operations	$68,323,188	$14,208,865	$63,947,441	$35,182,458	$(53,266,154)
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)(1)	$0.98	$0.92	$0.89	$0.51	$0.91
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)(1)	$0.96	$0.92	$0.89	$0.51	$0.91
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic)(1)	$1.80	$0.44	$2.35	$1.32	$(2.19)
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Diluted)(1)	$1.73	$0.44	$2.35	$1.32	$(2.19)
Distributions Declared per Share	$1.12	$0.99	$0.81	$0.60	$1.06
Balance Sheet Data:
Total Assets	$756,023,040	$424,119,570	$317,900,083	$225,340,291	$204,962,887
Total Long Term Debt	$330,334,446	$99,710,826	$—	$—	$—
Total Net Assets	$409,602,529	$305,101,991	$314,117,541	$224,091,995	$203,366,750
Other Data:
Number of Portfolio Companies at Period End	89	82	50	35	23
Purchases of Loan Originations	$494,600,000	$272,500,000	$129,800,000	$65,700,000	$18,300,000
Loan Repayments	$191,200,000	$107,900,000	$73,800,000	$65,600,000	$90,500,000
Proceeds from Loan Sales	$69,300,000	$11,300,000	$54,800,000	$14,000,000	$50,200,000
Total Return(2)	30.49%	(14.19)%	102.39%	81.15%	(50.23)%
Weighted Average Yield on Debt Investments at Period End(3)	9.4%	11.3%	14.1%	9.0%	8.9%

(1)	In accordance with ASC 260-10, the weighted-average shares of common stock outstanding used in computing basic and diluted earnings per share for the year ended December 31, 2008 were increased retroactively by a factor of 1.021 to recognize the bonus element associated with rights to acquire shares of common stock that were issued to shareholders on May 23, 2008.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment at prices obtained under our dividend reinvestment plan.
(3)	Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

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

Our investment activities are managed by TICC Management, a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, its managing member, and Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For more information, see “Risk Factors — Risks Relating to our Business and Structure — There are significant potential conflicts of interest, which could impact our investment returns.”

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. On August 23, 2012, we completed a $160.0 million securitization financing transaction. On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. For more information about these transactions, see “— Liquidity and Capital Resources — Borrowings.”

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of December 31, 2012, our debt investments had stated interest rates of between 4.00% and 16.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 2 and 141 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.4% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2012, we recognized approximately $5.0 million of interest income attributable to PIK associated with our investments in American Integration Technologies, LLC, Pegasus Solutions, Inc., Merrill Communications, LLC. and Shearers Food, Inc., compared to PIK interest of approximately $1.5 million for the year ended December 31,

2011. In the event we recognize deferred loan interest income in excess of our available capital as a result of our PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the year ended December 31, 2012, we closed approximately $494.6 million in portfolio investments, including additional investments of approximately $170.6 million in existing portfolio companies and approximately $324.0 million in new portfolio companies. During the year ended December 31, 2012, we recognized a total of $191.2 million from principal repayments on debt investments, and we recognized approximately $69.3 million from the sale of portfolio investments. We realized net gains on investments during the year ended December 31, 2012 in the amount of approximately $16.9 million. For the year ended December 31, 2012, we had net unrealized appreciation of approximately $14.3 million.

Current Market and Economic Conditions

Current market conditions appear generally stable. During the year ended December 31, 2012, we saw much less severe price volatility for corporate loans (compared with the prior three year period), consistent with many other parts of the debt and equity markets. During 2012, the market for new investments has become more competitive and yields have generally decreased. We expect the market for new investments to remain competitive through 2013. In view of the above circumstances, we continue to invest in syndicated and larger middle-market loans, and, opportunistically, in certain structured finance investments, including collateralized loan obligation investment vehicles, and continue to be active in those markets.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $667.5 million and $391.5 million at December 31, 2012 and December 31, 2011, respectively. The increase in investments during the year ended December 31, 2012 was due to purchases of portfolio investments of approximately $494.6 million, debt repayments and sales of securities of approximately $260.5 million, as well as by the fair value adjustments on our portfolio. The value of cash and cash equivalents increased by approximately $46.9 million during the year ended December 31, 2012. Our gross originations and advances totaled approximately $272.5 million during the year ended December 31, 2011.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the years ended December 31, 2012 and December 31, 2011, we had $191.2 million and $107.9 million, respectively, of loan repayments. The most significant repayments during the year ended December 31, 2012 were as follows (in millions):

Portfolio Company	2012 Repayments
American Integration Technologies, LLC	$26.5
Endurance International Group, Inc.	26.0
Blue Coat Systems, Inc	11.2
Decision Resources, LLC	10.3
WEB.COM Group, Inc.	9.0
Power Tools, Inc.	8.0
AKQA, Inc.	7.7
Global Tel Link Corp.	6.5
SonicWall, Inc.	6.1
US FT Hold Co., Inc. (A/K/A Fundtech)	6.0
Attachmate Corporation	5.2
Skillsoft Corporation	5.0
Getty Images, Inc.	5.0
Sunquest Information Systems, Inc.	5.0
Anchor Glass Container Corporation.	5.0
Net all other	48.7
Total repayments	$191.2

Portfolio activity also reflects sales of securities in the amounts of $69.3 million and $11.3 million for 2012 and 2011, respectively. The most significant sales during the year ended December 31, 2012 were as follows (in millions):

Portfolio Company	2012 Sales
Prospero CLO BV	$7.9
RCN Telecom Services, LLC	4.7
Harch 2005-2A BB CLO	3.9
Community Health Systems, Inc	3.9
Aspen Dental Management, Inc	3.8
Avenue CLO V LTD 2007-5A, 5X D1	3.6
Latitude III CLO 2007-3A	3.4
Kingsland LTD 2007 4AE	3.1
Ocean Trails CLO II 2007-2AD	3.0
Canaras CLO – 2007-1AE	3.0
Hewitts Island CDO 2007-1RAE	3.0
Hyland Software, Inc	2.8
Loomis Sayles CLO 2006-1AE	2.7
Airvana Network Solutions, Inc	2.7
Diversified Machine, Inc	2.6
Net all other	15.2
Total sales	$69.3

For the year ended December 31, 2012, we recorded net realized capital gains on investments of approximately $16.9 million, which are largely comprised of aggregate gains from the sale of several CLO debt investments ($12.4 million) and the gain on the repayment on our investment in American Integration Technologies, LLC ($1.4 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2012, we had net unrealized gains of approximately $14.3 million, comprised of $52.4 million in gross unrealized appreciation, $24.0 million in gross unrealized depreciation and approximately $14.1 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2012 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Canaras CLO Equity – 2007-1A, 1X	$1.9
Integra Telecom Holdings, Inc	1.5
GSC Partners 2007-8X Sub CDO	1.7
Emporia CLO 2007 3A E	1.7
Hewetts Island CDO IV 2006-4 E	1.5
Jersey Street 2006-1A CLO LTD	1.3
Harbourview – 2006A CLO Equity	1.2
GALE 2007-4A CLO	1.0
Algorithmic Implementations, Inc	1.0
Band Digital Inc	(1.3)
American Integration Technologies, LLC	(1.5)
RBS Holding Company	(1.5)
Prospero CLO II BV	(1.6)
Pegasus Solutions, Inc	(1.8)
GenuTec Business Solutions, Inc	(2.0)
Net all other(1)	11.2
Total	$14.3

(1)	Unrealized gains and losses less than $1.0 million have been combined.

At December 31, 2011, we had investments in debt securities of, or loans to, 69 portfolio companies, with a fair value totaling approximately $345.8 million, and equity investments of approximately $45.7 million. The debt investments include approximately $1.5 million in accrued PIK interest which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2012 and 2011 follows:

	December 31, 2012	December 31, 2011
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$391.5	$247.5
Portfolio Investments Acquired	494.6	272.5
Debt repayments	(191.2)	(107.9)
Sales of securities	(69.3)	(11.3)
Payment in Kind(1)	4.9	1.5
Original Issue Discount	5.8	5.0
Net Unrealized Appreciation (Depreciation)	14.3	(19.4)
Net Realized Gains (Losses)	16.9	3.6
Ending Investment Portfolio	$667.5	$391.5

(1)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2012.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2012 and 2011:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2012	$247.0	$75.3	$48.8
September 30, 2012	128.0	45.3	9.0
June 30, 2012	62.1	66.2	2.5
March 31, 2012	57.5	4.4	9.0
Total	$494.6	$191.2	$69.3
December 31, 2011	$60.3	$28.5	$2.9
September 30, 2011	81.0	9.0	0.0
June 30, 2011	30.6	12.6	0.0
March 31, 2011	100.6	57.8	8.4
Total	$272.5	$107.9	$11.3

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2012 and 2011:

	2012		2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$494.9	74.1%	$289.9	74.1%
CLO Equity	109.3	16.4%	39.3	10.0%
CLO Debt	55.6	8.3%	51.0	13.0%
Subordinated Notes	0.1	0.0%	4.9	1.3%
Common Stock	4.4	0.7%	3.1	0.8%
Preferred Shares	2.7	0.4%	2.5	0.6%
Warrants	0.5	0.1%	0.8	0.2%
Total	$667.5	100.0%	$391.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value

Structured finance	$164.9	24.7%	$90.3	23.0%
Financial intermediaries	65.2	9.8%	11.6	3.0%
Business services	60.7	9.1%	29.4	7.5%
Enterprise software	50.9	7.6%	18.9	4.8%
Retail	39.6	5.9%	18.8	4.8%
Web hosting	36.9	5.5%	14.5	3.7%
Software	35.9	5.4%	42.5	10.9%
Telecommunication services	32.8	4.9%	32.6	8.3%
Healthcare	27.7	4.2%	28.1	7.2%
Consumer services	24.1	3.6%	0.0	0.0%
IT consulting	22.0	3.3%	9.6	2.5%
IT outsourcing	15.0	2.2%	0.0	0.0%
Education	14.9	2.2%	8.7	2.2%

	December 31, 2012		December 31, 2011
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value

Auto parts manufacturer	12.9	1.9%	9.4	2.4%
Computer hardware	9.9	1.5%	10.1	2.6%
Logistics	9.9	1.5%	0.0	0.0%
Insurance	8.0	1.2%	0.0	0.0%
Printing and publishing	7.8	1.2%	14.7	3.8%
Electronics	4.7	0.7%	0.0	0.0%
Medical services	4.0	0.6%	0.0	0.0%
Grocery	3.7	0.6%	0.0	0.0%
Pharmaceutical	3.5	0.5%	0.0	0.0%
Shipping and transportation	3.4	0.5%	0.0	0.0%
Digital media	3.0	0.5%	0.0	0.0%
Advertising	2.9	0.4%	7.6	1.9%
Utilities	2.5	0.4%	0.0	0.0%
IT value-added reseller	0.7	0.1%	1.5	0.4%
Semiconductor capital equipment	0.0	0.0%	22.6	5.8%
Packaging and glass	0.0	0.0%	4.9	1.3%
Cable/satellite television	0.0	0.0%	4.9	1.2%
Building and development	0.0	0.0%	4.8	1.2%
Food products manufacturer	0.0	0.0%	4.0	1.0%
Interactive voice messaging services	0.0	0.0%	2.0	0.5%
Total	$667.5	100.0%	$391.5	100.0%

Since our inception in 2003, our portfolio has consisted primarily of senior loans to middle-market companies. We may also invest in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances, as well as syndicated corporate loans and structured finance investments. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. We expect to actively seek new investment opportunities both within and outside this sector that otherwise meet our investment criteria.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2012 and 2011 our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2012 and 2011, our debt investment portfolio was graded as follows:

		December 31, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	495.5	86.7%	483.3	87.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	59.7	10.4%	59.1	10.7%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	6.4	1.1%	5.5	1.0%
5	A loss of some portion of principal is expected.	10.3	1.8%	2.8	0.5%
		$571.9	100.0%	$550.7	100.0%

		December 31, 2011
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or out performing financial covenant requirements and such trend is expected to continue.	$13.2	3.4%	$13.1	3.8%
2	Full repayment of principal and interest is expected	301.9	78.3%	267.1	77.2%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	67.2	17.4%	63.6	18.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	3.5	0.9%	2.0	0.6%
		$385.8	100.0%	$345.8	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2012, 2011 and 2010.

Comparison of the years ended December 31, 2012 and December 31, 2011

Investment Income

As of December 31, 2012, our debt investments had stated interest rates of between 4.00% and 16.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 2 and 141 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.4%, including GenuTec Business Solutions, Inc., compared with 11.3% as of December 31, 2011.

Investment income for the year ended December 31, 2012 was approximately $71.2 million compared to approximately $45.2 million for the period ended December 31, 2011. This increase was due in part to an increase in the distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio as well as a one-time fee of approximately $3.4 million associated with our investment in American Integration Technologies, LLC. The total principal value of income producing debt investments as of December 31, 2012 and December 31, 2011 was approximately $566.5 million and $382.3 million, respectively. For the year ended December 31, 2012, investment income consisted of approximately $32.2 million in cash interest from portfolio investments, approximately $5.8 million in amortization of original issue and market discount, approximately $0.6 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $25.8 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $1.6 million in PIK interest income.

For the year ended December 31, 2012, fee income of approximately $5.2 million was recorded, compared to fee income of approximately $921,000 for the year ended December 31, 2011. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees. During the year ended December 31, 2012, we recorded approximately $3.4 million of PIK fee income in association with the exit of our investment in American Integration Technologies, LLC.

Operating Expenses

Total expenses for the year ended December 31, 2012 were $34.0 million, which includes the accrued capital gains incentive fee of approximately $5.5 million.

Expenses before incentive fees, for the year ended December 31, 2012, were approximately $23.0 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $11.2 million from the year ended December 31, 2011, attributable primarily to higher interest expense associated with the senior notes issued under our collateralized loan obligation transactions, higher investment advisory fees (consisting of the base management fee) as well as increased professional fees associated with our legal and audit expenses. Expenses before incentive fees for the year ended December 31, 2011 were approximately $11.8 million.

The investment advisory fee for the year ended December 31, 2012 was approximately $11.2 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2011 was approximately $7.3 million. The increase of approximately $3.9 million is due to an increase in average gross assets. At each of December 31, 2012 and December 31, 2011, respectively, approximately $4.9 million and $2.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the year ended December 31, 2012 was approximately $7.3 million, which was directly related to our debt securitization financing transactions and 2017 Convertible Notes issuance, compared with interest expense of approximately $1.2 million for the year ended December 31, 2011.

TICC CLO LLC

In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a whole-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable at December 31, 2012 was approximately $491,000. Additionally, for the year ended December 31, 2012, the amortization of discount on the issued notes was approximately $172,000 and the amortization of deferred debt issuance costs was approximately $303,000. At December 31, 2011, interest expense of approximately $1.1 million remained payable.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. TICC presently owns all of the subordinated notes, which totaled $40 million as of December 31, 2012. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature. For further information on this securitization, see Note 8 in the financial statements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at December 31, 2012 was approximately $1.4 million. Additionally, for the year ended December 31, 2012, the aggregate amortization of discount on the issued notes of the 2012 Securitization Issuer was approximately $139,000 and the amortization of deferred debt issuance costs was approximately $86,000.

2017 Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The accrued interest payable on the Convertible Notes at December 31, 2012 was approximately $2.3 million. Additionally, for the year ended December 31, 2012, the amortization of deferred issuance costs was approximately $157,000.

The table below summarizes the components of interest expense for the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012				Year Ended December 31, 2011
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,783.1	$171.8	$303.3	$3,258.2	$1,076.1	$49.0	$118.5	$1,243.6
TICC CLO 2012-1 LLC Class A-1 Notes	790.4	61.2	—	851.6	—	—	—	—
TICC CLO 2012-1 LLC Class B-1 Notes	153.5	17.7	—	171.2	—	—	—	—
TICC CLO 2012-1 LLC Class C-1 Notes	228.8	31.9	—	260.7	—	—	—	—
TICC CLO 2012-1 LLC Class D-1 Notes	179.8	28.6	—	208.4	—	—	—	—
TICC CLO 2012-1 amortization of deferred debt issuance costs	—	—	85.8	85.8	—	—	—	—
2017 Convertible Notes	2,269.8	—	157.0	2,426.8	—	—	—	—
Total	$6,405.4	$311.2	$546.1	$7,262.7	$1,076.1	$49.0	$118.5	$1,243.6

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.9 million for the year ended December 31, 2012, compared to approximately $1.2 million for the year ended December 31, 2011. This was the result of an increase in audit fees of approximately $577,000 due to an increase in the size of the portfolio and additional procedures related to the non-binding indicative bids on certain investments, and legal services of approximately $216,000 incurred during the twelve months ended December 31, 2012. These increases were partially offset by a decrease in fees related to valuation services of approximately $87,000 for the period ended December 31, 2012.

Compensation expenses were approximately $1.2 million for the year ended December 31, 2012, compared to approximately $1.1 million for the period ended December 31, 2011, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller, accounting staff and administrative support personnel. At December 31, 2012 and December 31, 2011, respectively, approximately $0 and $605,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses were approximately $1.0 million for the year ended December 31, 2012 compared to approximately $587,000 for the same period in 2011. This increase was largely due to direct charges incurred by our debt securitization vehicles for rating bureau and administrative services. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the year ended December 31, 2012 was approximately $5.5 million compared to $2.2 million for the period ended December 31, 2011. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the year ended December 31, 2012 was approximately $5.5 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the year ended December 31, 2011, an expense of approximately $1.1 million was recorded under the hypothetical liquidation calculation.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2012, the amount calculated, and payable, under the terms of the Investment Advisory Agreement was approximately $1,553,000. For the year ended December 31, 2011, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2012, we recorded net realized capital gains on investments of approximately $16.9 million, which are largely comprised of aggregate gains from the sale of several CLO debt investments ($12.4 million) and the gain on the repayment on our investment in American Integration Technologies, LLC ($1.4 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2012, we had net unrealized gains of approximately $14.3 million, comprised of $52.4 million in gross unrealized appreciation, $24.0 million in gross unrealized depreciation and approximately $14.1 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2012 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Canaras CLO Equity – 2007-1A, 1X	$1.9
Integra Telecom Holdings, Inc	1.5
GSC Partners 2007-8X Sub CDO	1.7
Emporia CLO 2007 3A E	1.7
Hewetts Island CDO IV 2006-4 E	1.5
Jersey Street 2006-1A CLO LTD	1.3
Harbourview – 2006A CLO Equity	1.2
GALE 2007-4A CLO	1.0
Algorithmic Implementations, Inc.	1.0
Band Digital Inc.	(1.3)
American Integration Technologies, LLC	(1.5)
RBS Holding Company	(1.5)
Prospero CLO II BV	(1.6)
Pegasus Solutions, Inc.	(1.8)
GenuTec Business Solutions, Inc.	(2.0)
Net all other(1)	11.2
Total	$14.3

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2012 and 2011 was approximately $37.2 million and $30.0 million, respectively. This increase was due in part to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio, as well as the non-recurrence of a one-time fee of approximately $3.4 million associated with our investment in American Integration Technologies, LLC.

Excluding the impact of the capital gains incentive fee of approximately $5.5 million, core net investment income for the year ended December 31, 2012 was approximately $42.7 million compared to approximately $31.1 million for the period ending December 31, 2011.

Based on weighted-average shares outstanding of 37,978,693 (basic) and 40,575,776 (diluted), the net increase in net assets resulting from net investment income per common share for the year ended December 31, 2012 was approximately $0.98 (basic) and $0.96 (diluted), compared to approximately $0.92 per share (basic and diluted) for the year ended December 31, 2011. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been approximately $1.12 (basic) and approximately $1.10 (diluted), compared to $0.96 per share (basic and diluted) for the period ending December 31, 2011.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $68.3 million for the year ended December 31 2012, compared to a net increase of approximately $14.2 million for the year ended December 31, 2011. This increase was attributable to greater net investment income, a large shift in net unrealized appreciation on investments and a significant increase in net realized capital gains.

Based on weighted-average shares outstanding of 37,978,693 (basic) and 40,575,776 (diluted), the net increase in net assets resulting from operations per common share for year ended December 31, 2012 was approximately $1.80 (basic) and approximately $1.73 (diluted), compared to a net increase in net assets resulting from operations of approximately $0.44 per share (basic and diluted) for the period ending December 31, 2011. Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been approximately $1.94 (basic) and approximately $1.87 (diluted), compared to an increase of $0.47 per share (basic and diluted) for the period ending December 31, 2011.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets, and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income excluding our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee. As the capital gains incentive fee, for generally accepted accounting purposes, is based on the hypothetical liquidation of the entire portfolio (and as any capital gains incentive fee may be non-recurring), we believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the capital gains incentive fee may not be fully currently tax deductible and as the RIC requirements are to distribute taxable earnings, the core net investment income provides a better indication of estimated taxable income for the year to date.

The following table provides a reconciliation of net investment income to core net investment income (for the year ended December 31, 2012):

	Year Ended December 31, 2012
	Amount	Per Share Amounts (basic)
Net investment income	$37,177,354	$0.979
Capital gains incentive fee	5,509,061	0.145
Core net investment income	$42,686,415	$1.124

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the year ended December 31, 2012):

	Year Ended December 31, 2012
	Amount	Per Share Amounts (basic)
Net increase in net assets resulting from operations	$68,323,188	$1.799
Capital gains incentive fee	5,509,061	0.145
Core net increase in net assets resulting from operations	$73,832,249	$1.944

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the consolidated financial statements:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Ratio of core net investment income to average net assets, for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively	11.74%	9.77%	9.95%	6.54%	8.83%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Ratio of net investment income to average net assets	10.23%	9.42%	9.95%	6.54%	8.83%
Ratio of capital gain incentive fee to average net assets	1.51%	0.35%	0.00%	0.00%	0.00%
Ratio of core net investment income to average net assets	11.74%	9.77%	9.95%	6.54%	8.83%

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

Portfolio Company	Changes In Unrealized Appreciation (Depreciation)
The CAPS Group	$22.9
American Integration Technologies, LLC	14.3
WAICCS Las Vegas, LLC	13.5
Box Services, LLC	7.8
SCS Holdings II, Inc	2.6
Prospero CLO II BV	2.1
Hewetts Island CDO III 2005-1A D	2.1
Lightpoint CLO 2007-8a	1.8
Pegasus Solutions, Inc	1.7
Power Tools, Inc	1.5
Palm, Inc	1.1
Sargas CLO 2006-1A	1.1
Workflow Management, Inc	(1.0)
Cavtel Holdings, LLC	(2.2)
Net all other(1)	12.5
Total	$81.8

(1)	Unrealized gains and losses less than $1.0 million have been combined.

Please see “— Portfolio Grading” above for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2011 and 2010 was $30.0 million and $24.2 million, respectively. This increase was due largely to greater distributions from the equity interests in our securitization vehicle investments and an increase in the principal amount of income producing investments. This increase was partially offset by the accrual of a capital gains incentive fee recorded for the year ended December 31, 2011 of approximately $1.1 million.

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

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2012, we issued approximately 8.3 million shares in two equity offerings, raising approximately $78.4 million in net proceeds.

During the year ended December 31, 2012, cash and cash equivalents increased from approximately $4.5 million at the beginning of the period to approximately $51.4 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $215.7 million, largely reflecting purchases of new investments of approximately $508.0 million partially offset by proceeds from principal repayments and sales of investments of approximately $259.0 million. Net cash provided by investing activities reflects the change in restricted cash in the debt securitization entities. During the year ended December 31, 2012, net cash provided by financing activities was approximately $260.7 million reflecting primarily the net proceeds of approximately $112.7 million borrowed under our debt securitization financing transaction completed in August 2012, $111.8 million borrowed under our issuance of the Convertible Notes and $78.4 million resulting from two equity offerings, partially offset by the distribution of dividends.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview.” We incurred approximately $11.2 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $1.5 million for administrative services for the period ending December 31, 2012. For the year ended December 31, 2012, the investment advisor earned a capital gains incentive fee of approximately $1.6 million based upon the fee calculated and payable in accordance with the terms of the Investment Advisory Agreement.

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

TICC is obligated to repay the Convertible Notes, which mature in 2017, in the total amount of $115,000,000, unless previously converted in accordance with their terms.

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

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2012, our asset coverage for borrowed amounts was 220%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of December 31, 2012 and December 31, 2011. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2012				December 31, 2011
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value	Fair Value
TICC CLO LLC 2021 Notes	$101,250	$99,883	(1)	$101,250	$101,250	$99,711	$95,723
TICC CLO 2012-1 LLC Class A-1 2023 Notes	88,000	86,149	(1)	87,780	—	—	—
TICC CLO 2012-1 LLC Class B-1 2023 Notes	10,000	9,455	(1)	9,875	—	—	—
TICC CLO 2012-1 LLC Class C-1 2023 Notes	11,500	10,501	(1)	11,155	—	—	—
TICC CLO 2012-1 LLC Class D-1 2023 Notes	10,500	9,347	(1)(2)	10,382	—	—	—
Sub-total TICC CLO 2012-1, LLC	120,000	115,452		119,192	—	—	—
2017 Convertible Notes	115,000	115,000		113,131	—	—	—
	$336,250	$330,335		$333,573	$101,250	$99,711	$95,723

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively. As of December 31, 2011, the unaccreted discount on the 2021 Notes was approximately $1,539.
(2)	$3.0 million principal amount of the TICC CLO 2012-1 LLC Class D-1 notes was previously owned by TICC Capital Corp. For the period ending September 30, 2012, this portion of the Class D-1 note indebtedness was eliminated in consolidation of TICC’s financial statements. On December 26, 2012, the $3.0 million note was sold and, as a result, is reflected within the table above.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2012 were 4.50% and 8.1 years, respectively, and as of December 31, 2011 were 2.66% and 9.6 years, respectively.

Debt Securitization

Notes Payable-TICC CLO LLC

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the December 31, 2012 consolidated statements of assets and liabilities. For the year ended December 31, 2012, the Class A note holders were paid interest on the Class A notes of approximately $3.4 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

During a period of up to three years from the closing date, all principal collections received on the underlying collateral may be used by the 2011 Securitization Issuer to purchase new collateral under our direction in our capacity as collateral manager of the 2011 Securitization Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the securitization for such three-year period. The Class A Notes are scheduled to mature on July 25, 2021.

The proceeds of the private placement of the Class A Notes, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, we entered into a master loan sale agreement with Holdings and the 2011 Securitization Issuer under which we agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the 2011 Securitization Issuer and to purchase or otherwise acquire subordinated notes issued by the 2011 Securitization Issuer. The Class A Notes are the secured obligations of the 2011 Securitization Issuer, and an indenture governing the Notes includes customary covenants and events of default.

We serve as collateral manager to the 2011 Securitization Issuer under a collateral management agreement. We are entitled to a deferred fee for our services as collateral manager. The deferred fee is eliminated in consolidation.

As of December 31, 2012, there were 45 investments in portfolio companies with a total fair value of approximately $216.4 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 25, 2012 and through April 24, 2012, the interest rate of 2.81% charged under the securitization was based on three-month LIBOR of 0.56%. Effective April 25, 2012 and through July 24, 2012, the interest rate of 2.72% charged under the securitization was based on three-month LIBOR of 0.47%. Effective July 25, 2012, and through October 24, 2012, the interest rate of 2.70% charged under the securitization was based on three-month LIBOR of 0.45%. Effective October 25, 2012, the interest rate of 2.57% charged under the securitization was based on the three-month LIBOR of 0.32%. For the year ended December 31, 2012, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.21%. For the year ended December 31, 2012, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $3,258,260.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of December 31, 2012, the Company had a deferred debt issuance balance of approximately $2.6 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the year ended December 31, 2012, was approximately $475,000. The amortization expense for the year ended December 31, 2011 was approximately $167,000.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. TICC presently owns all of the subordinated notes, which totaled $40 million as of December 31, 2012. The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature.

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

As of December 31, 2012, there were 40 investments in portfolio companies with a total fair value of approximately $156.3 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the year ended December 31, 2012, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.75%. For the same period, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes under the securitization was $1,577,657 comprised of coupon interest expense ($1,352,438) and accreted discount ($139,386), as well as amortized deferred debt issuance costs ($85,833).

Effective August 23, 2012 and as of December 31, 2012, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. The classes, interest rates, spread over LIBOR, stated interest expense and note discount expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense	Note Discount Expense
TICC CLO 2012-1 LLC Class A-1 Notes	2.46815%	175	$790,356	$61,215
TICC CLO 2012-1 LLC Class B-1 Notes	4.21815%	350	153,494	17,692
TICC CLO 2012-1 LLC Class C-1 Notes	5.46815%	475	228,827	31,868
TICC CLO 2012-1 LLC Class D-1 Notes	6.46815%	575	179,761	28,611
Total			$1,352,438	$139,386

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$88,000,000	$10,000,000	$11,500,000	$10,500,000	$40,000,000
Moody’s Rating	“Aaa”	“Aa2”	“A2”	“Baa2”	N/A
Standard & Poor’s Rating	“AAA”	“AA”	“A”	“BBB”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.

In certain circumstances, the Convertible Notes will be convertible into shares of the Company’s common stock at its initial conversion rate (listed below) subject to customary anti-dilution adjustments and the requirements of its indenture, at any time on or prior to the close of business on the business day immediately preceding the maturity date. We will in certain circumstances increase the conversion rate.

November 2017 Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of December 31, 2012, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

For the years ended December 31, 2012 and 2011 we believe that we did not have distributions in excess of our taxable earnings. For tax purposes, distributions for 2012 and 2011 were funded from current net investment income. A written statement identifying the source of the dividends was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 28, 2013	March 22, 2013	March 29, 2013	$0.29
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			0.99	(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15
Total (2010)			0.81	(1)
Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15
Total (2009)			0.60	(1)
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36
Total (2008)			1.06	(2)
Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36
Total (2007)			1.44	(3)
Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30
Total (2006)			1.38
Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14
Total (2005)			1.01
Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10
Total (2004)			0.43	(4)
Total Distributions:			$9.13	(5)

(1)	Distributions for the fiscal years ended December 31, 2012, 2011, 2010 and 2009 were funded from undistributed net investment income.

(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to Greenwich Loan Income Fund Limited (f/k/a T2 Income Fund Limited) (“GLIF”), a Guernsey fund, established and operated for the purpose of investing in bilateral transactions and syndicated loans across a variety of industries globally. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer of GLIF and the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management, LLC.
•	BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal are invested.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRS.” The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. We adopted this update on January 1, 2012. We have increased our disclosures related to Level 3 fair value measurements in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

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

During the past few years, we have acquired a number of debt and equity positions in CLO investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, we consider the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board of Directors for its determination of fair value of these investments.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

A reconciliation of the fair value of investments for the year ended December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales(1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)
Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$10.7	$279.2	$289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8
Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales(1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.1)	$(8.8)	$(1.3)	$(0.3)	$(2.7)	$0.1	$0.3	$(16.8)

(1)	Includes PIK interest of approximately $1.5 million and rounding adjustments to reconcile period balances.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2012 and 2011:

	2012		2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$494.9	74.1%	$289.9	74.1%
CLO Debt	55.6	8.3%	51.0	13.0%
CLO Equity	109.3	16.4%	39.3	10.0%
Subordinated Notes	0.1	0.0%	4.9	1.3%
Common Stock	4.4	0.7%	3.1	0.8%
Preferred Shares	2.7	0.4%	2.5	0.6%
Warrants	0.5	0.1%	0.8	0.2%
Total	$667.5	100.0%	$391.5	100.0%

OTHER ACCOUNTING POLICIES

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a PIK provision. The PIK income is added to the principal balance of the investment and is recorded as income. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2012 we recorded PIK income of approximately $4,978,000. For the years ended December 31, 2011 and 2010, we recorded approximately $1,474,000 and $710,000 in PIK interest income, respectively.

In addition, we recorded original issue discount income of approximately $5,833,000, $5,011,000 and $5,578,000 for the years ended December 31, 2012, 2011 and 2010, respectively, representing the amortization of the discount attributed to certain debt securities purchased by us, including original issue discount (“OID”) and market discount.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2012 and December 31, 2011 was approximately $699,581,000 and $408,054,000, respectively.

RECENT DEVELOPMENTS

On February 11, 2013, we completed a public offering of 6,325,000 shares of our common stock (including 825,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $10.36 per share for total gross proceeds of approximately $65.5 million.

On February 25, 2013, we completed the sale of $60,000,000 of incremental senior debt in connection with the collateralized loan obligation transaction that originally closed on August 23, 2012 (the “Original Closing Date”). The issuance of additional notes was proportional across all existing classes of notes issued on the Original Closing Date. The notes offered in this transaction (the “Additional Notes”) were issued by the 2012 Securitization Issuer, which is our wholly-owned subsidiary, and are backed by a diversified portfolio of bank loans. The secured Additional Notes (the “Additional Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $44,000,000, are rated AAA/Aaa by S&P and Moody’s, respectively, and bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75%, Class B-1 senior secured floating rate notes which have an initial face amount of $5,000,000, are rated AA/Aa2 by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $5,750,000, are rated A/A2 by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%, and Class D-1 secured deferrable floating rate notes which have an initial face amount of $5,250,000, are rated BBB/Baa2 by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The Company purchased all of the subordinated Additional Notes of the Issuer (the “Additional Subordinated Notes”), which have an initial face amount of $20,000,000. The Additional Subordinated Notes do not bear interest and are not rated. The Additional Notes have a stated maturity date of August 25, 2023 and are subject to a non-call period until the payment date on the Additional Notes occurring in August 2014. The Issuer has a reinvestment period to and including the payment date on the Additional Notes occurring in August 2016, or such earlier date as is provided in the indenture relating to the Additional Notes.

On February 28, 2013, our Board of Directors declared a cash dividend of $0.29 per share payable on March 29, 2013 to holders of record on March 22, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, three debt investments in our portfolio were at a fixed rate, and the remaining seventy-nine debt investments were at variable rates, representing approximately $24.3 million and $547.6 million in principal debt, respectively. At December 31, 2012, $542.2 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2012. We have also assumed outstanding variable rate borrowings of $221,250,000. Under this analysis, net investment income would decrease by $1.3 million on an annual basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $10.7 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TICC Capital Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows, present fairly, in all material respects, the financial position of TICC Capital Corp. and its subsidiaries (“the Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2013

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
ASSETS
Non-affiliated/non-control investments (cost: $634,081,527 @ 12/31/12; $372,091,255 @ 12/31/11)	$651,099,873	$375,793,839
Control investments (cost: $17,256,179 @ 12/31/12; $17,434,371 @ 12/31/11)	16,450,000	15,675,000
Total investments at fair value	667,549,873	391,468,839
Cash and cash equivalents	51,392,949	4,494,793
Restricted cash	21,240,508	23,183,698
Deferred debt issuance costs	8,154,925	2,895,873
Interest and distributions receivable	5,986,122	1,837,882
Securities sold not settled	1,516,875	—
Other assets	181,788	238,485
Total assets	$756,023,040	$424,119,570
LIABILITIES
Accrued interest payable	$4,234,376	$1,076,113
Investment advisory fee payable to affiliate	4,930,908	2,895,799
Accrued capital gains incentive fee to affiliate	6,617,810	1,108,749
Securities purchased not settled	—	13,352,500
Accrued expenses	302,971	873,592
Notes payable – TICC CLO LLC, net of discount	99,882,627	99,710,826
Notes payable – TICC CLO 2012-1 LLC, net of discount	115,451,819	—
Convertible senior notes payable	115,000,000	—
Total liabilities	346,420,511	119,017,579
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 41,371,286 and 32,818,428 issued and outstanding, respectively	413,713	328,184
Capital in excess of par value	451,157,297	376,991,540
Net unrealized appreciation on investments	16,212,167	1,943,213
Accumulated net realized losses on investments	(53,906,504)	(70,308,108)
Distributions in excess of investment income	(4,274,144)	(3,852,838)
Total net assets	409,602,529	305,101,991
Total liabilities and net assets	$756,023,040	$424,119,570
Net asset value per common share	$9.90	$9.30

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	$14,300,000	$14,256,179	$14,300,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	7,700,000	7,554,783	7,757,750
		second lien senior secured notes(4)(5)(9) (11.00%, due November 22, 2018)	13,000,000	12,669,026	12,759,500
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6)(7)(13) (0.0%, due December 31, 2013)	1,901,444	1,773,000	470,513
Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(9)(10) (5.75%, due February 15, 2018)	9,681,618	9,663,415	9,736,126
BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9) (8.75%, due December 17, 2017)	1,875,000	1,875,000	1,763,681
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(10) (6.50%, due October 4, 2018)	5,000,000	4,951,308	5,016,650
		second lien senior secured notes(4)(5) (10.25%, due October 4, 2019)	10,000,000	9,803,805	9,962,500
Cunningham Lindsey Group Inc.	Insurance	first lien senior secured notes(4)(5)(9)(10) (5.00%, due December 10, 2019)	4,000,000	3,960,243	3,985,000
		second lien senior secured notes(4)(5) (9.25%, due June 10, 2020)	4,000,000	3,960,211	4,070,000
Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(10) (6.00%, due October 10, 2018)	4,650,000	4,621,586	4,679,900
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	5,000,000	4,926,687	5,070,850
DG Fastchannel Inc	advertising	first lien senior secured notes(4)(5)(10) (5.75%, due July 26, 2018)	2,984,025	2,911,864	2,852,221
Drew Marine Partners	shipping and transportation	first lien senior secured notes(4)(5)(6)(9) (6.25%, due September 1, 2014)	3,412,500	3,377,717	3,421,031
Endurance International Group,	web hosting	first lien senior secured notes(4)(5)(9)(10) (6.25%, due November 9, 2019)	10,000,000	9,901,062	9,991,700
		second lien senior secured notes(4)(5) (10.25%, due May 9, 2020)	18,000,000	17,821,968	17,910,000
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(10) (5.75%, due October 4, 2018)	4,000,000	4,004,973	3,994,160
		second lien senior secured notes(4)(5) (10.75%, due April 12, 2019)	15,000,000	14,706,660	14,850,000
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (5.21%, due March 24, 2017)	10,000,000	9,888,213	9,807,800
Genutec Business Solutions	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,199,138	—
Global Tel Link Corp	telecommunication services	senior secured notes(4)(5)(6)(9)(10) (6.00%, due December 14, 2017)	8,096,192	8,109,800	8,108,741
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 3, 2017)	8,371,429	8,279,470	8,371,429
GXS Worldwide, Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,930,627	8,310,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(10) (6.00%, due October 29, 2019)	3,478,261	3,478,261	3,495,652
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(10) (6.00%, due October 5, 2018)	4,500,000	4,460,281	4,545,000
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 3, 2018)	6,824,588	6,797,810	6,784,801
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.75%, due August 19, 2018)	4,443,919	4,306,480	4,495,691
Info USA, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.25%, due April 5, 2018)	2,992,500	3,004,732	3,017,068
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(10) (9.25%, due April 15, 2015)	7,784,106	7,468,133	7,780,837

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
InfoNXX, Inc	telecommunication services	second lien senior secured notes(4)(5)(6)(9) (6.46%, due December 1, 2013)	$5,028,800	$4,919,170	$4,727,072
Jackson Hewitt Tax Service, Inc.	consumer services	second lien senior secured notes(4)(5)(9)(10) (10.00%, due October 16, 2017)	25,000,000	24,032,274	24,125,000
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 1, 2017)	4,937,521	4,937,521	4,974,552
Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9) (12.00% cash/5.01% PIK, due November 15, 2013)	6,440,539	6,421,156	5,503,441
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (6.25%, due March 30, 2018)	2,464,417	2,419,955	2,464,417
Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(6)(9)(10) (6.75%, due August 17, 2019)	9,975,281	9,864,517	9,559,611
National Healing Corp	healthcare	senior secured notes(4)(5)(6)(9)(10) (8.25%, due November 30, 2017)	10,697,719	10,449,913	10,724,463
National Vision, Inc.	retail	senior secured term B notes(4)(5)(6)(9)(10) (7.00%, due August 2, 2018)	5,293,333	5,236,855	5,346,266
New Breed Logistics	logistics	senior secured term B notes(4)(5)(9)(10) (6.00%, due October 1, 2019)	10,000,000	9,990,220	9,875,000
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)(10) (7.00%, due January 27, 2016)	15,023,278	14,538,665	14,547,492
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	8,775,000	8,743,346	8,862,750
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(3)(4)(5)(6)(9)(10) (7.75% cash/0.75% PIK, due April 17, 2013)	9,029,074	8,828,973	8,607,686
		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,806,299	5,683,076	6,680,382
Petco, Inc.	retail	senior secured notes(4)(5)(6)(9) (4.50%, due November 24, 2017)	4,949,495	4,754,521	4,982,211
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (6.50%, due February 12, 2017)	2,962,500	2,941,877	2,940,281
Plato, Inc.	education	first lien senior secured notes(4)(5)(6)(9) (7.50%, due May 17, 2018)	4,875,000	4,800,697	4,893,281
Presidio IS Corp.	business services	senior secured notes(4)(6)(9)(10) (5.75%, due March 31, 2017)	9,975,000	9,947,111	9,975,000
Radnet Management, Inc.	medical services	senior secured notes(4)(6)(10) (5.50%, due October 10, 2018)	3,990,000	4,001,997	3,991,676
RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(6)(9) (9.25%, due March 23, 2017)	4,912,500	4,888,084	2,326,069
Renaissance Learning	education	senior secured notes(4)(5)(6)(9)(10) (5.75%, due November 13, 2018)	9,975,000	9,899,045	9,993,753
Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11) (5.75%, due February 13, 2019)	3,979,950	3,830,541	3,734,944
Rovi Solutions Corp.	digital media	senior secured notes(4)(5)(6)(10)(11) (4.00%, due March 29, 2019)	2,984,962	2,876,998	2,973,768
Securus Technologies, Inc.	telecommunication services	second lien senior secured notes(4)(5)(9) (10.75%, due May 18, 2018)	5,400,000	5,310,431	5,402,268
Sirius Computer Solutions	electronics	second lien senior secured notes(4)(5)(6)(9) (8.00%, due December 7, 2018)	4,658,654	4,612,067	4,687,771
Six3 Systems, Inc.	IT consulting	term B senior secured notes(4)(5)(9)(10) (7.00%, due October 4, 2019)	11,000,000	10,909,200	10,945,000
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(9)(10) (5.00%, due May 26, 2017)	7,760,711	7,778,381	7,818,916
Source Hov, LLC	business services	second lien senior secured notes(4)(5)(10) (10.50%, due April 29, 2018)	12,000,000	11,031,772	10,860,000
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(9)(10) (8.50%, due November 13, 2018)	8,000,000	7,921,017	7,920,000

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.75%, due February 1, 2018)	$2,736,250	$2,687,979	$2,729,409
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,520,000	9,040,061	9,520,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(9) (6.25%, due November 16, 2018)	5,000,000	4,950,620	4,965,650
		second lien senior secured notes(4)(5) (10.25%, due May 16, 2019)	11,250,000	11,026,661	11,081,250
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9) (9.75%, due June 9, 2017)	4,687,500	4,650,285	4,593,750
Trinet Group, Inc.	business services	first lien senior secured notes(4)(5)(9)(10) (6.50%, due October 24, 2018)	5,000,000	4,975,586	5,006,250
Unitek Global Services, Inc.	IT consulting	tranche B term loan (4)(5)(6)(9)(10) (9.00%, due April 15, 2018)	10,845,000	10,588,639	10,600,988
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes(4)(5)(6)(9)(10) (5.75%, due November 30, 2017)	5,940,000	5,940,000	5,966,017
Vision Solutions	software	second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,922,165	9,700,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (5.75%, due October 25, 2019)	5,000,000	4,925,809	4,993,750
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,801,683	9,966,700
Web.Com Group, Inc.	web hosting	senior secured notes(4)(5)(6)(9)(10)(11) (5.50%, due October 27, 2017)	8,977,500	8,888,659	9,016,821
Total Senior Secured Notes				$498,629,956	$494,892,256	120.8%
Subordinated Notes
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	122,500	122,351	122,500
Total Subordinated Notes				$122,351	$122,500	0.0%
Collateralized Loan Obligation – Debt Investments
Carlyle Global Market Strategies 2012-3A D	structured finance	CLO secured notes(4)(5)(11)(12) (6.14%, due October 4, 2024)	3,000,000	2,624,911	2,731,200
Catamaran CLO LTD 2012-1A F	structured finance	CLO secured notes(4)(5)(11)(12) (6.76%, due December 20, 2023)	6,000,000	5,034,736	5,034,000
CIFC CLO – 2006-1A B2L	structured finance	CLO secured notes(4)(5)(11)(12) (4.32%, due October 20, 2020)	3,247,284	1,776,359	2,604,647
Emporia CLO 2007-3A, 3X E	structured finance	CLO secured notes(4)(5)(11)(12) (4.02%, due April 23, 2021)	10,991,000	7,819,199	8,572,980
Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(11)(12) (5.06%, due June 1, 2017)	2,612,988	1,769,969	2,387,226
HarbourView CLO VI LTD 6 6X D	structured finance	CLO secured notes(4)(5)(11)(12) (4.01%, due December 27, 2019)	5,000,000	3,332,765	3,953,500
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(6)(11)(12) (6.06%, due August 9, 2017)	6,345,091	3,805,058	5,994,208
Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(11)(12) (4.86%, due May 9, 2018)	7,897,268	5,810,698	6,954,334
Landmark V CDO LTD 2005-1X B2L	structured finance	CDO senior secured notes(4)(5)(6)(11)(12) (5.56%, due June 1, 2017)	3,646,669	2,412,575	3,304,246
Lightpoint CLO VIII 2007-8A	structured finance	CDO secured notes(4)(5)(11)(12) (6.84%, due July 25, 2018)	5,000,000	3,084,107	4,779,500
Muir Grove CLO LTD 2007-1X E	structured finance	CDO secured notes(4)(5)(11)(12) (8.32%, due March 25, 2020)	7,690,915	6,826,284	7,690,915
Sargas CLO I LTD 2006-1X D	structured finance	CLO senior secured notes(4)(5)(11)(12) (4.31%, due August 27, 2020)	2,000,000	1,599,337	1,650,000
Total Collateralized Loan Obligation – Debt Investments				$45,895,998	$55,656,756	13.6%

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited Pref	structured finance	CLO preferred equity(11)(12)	$—	$2,200,000	$4,400,000
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	11,224,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,150,000
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	20,075,000
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes(11)(12)	—	4,355,000	5,760,000
Gale 2007-4A CLO Inc.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,947,500
GSC Group CDO 2007-8X Sub	structured finance	CLO subordinated notes(11)(12)	—	4,110,000	6,300,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	6,750,000
HarbourView CLO VI LTD 6 6A Sub	structured finance	CDO subordinated notes(11)(12)	—	3,639,870	3,889,600
Jersey Street 2006-1A CLO LTD Inc.	structured finance	CLO income notes(11)(12)	—	4,924,238	5,560,100
Kingsland LTD 2007-4X Sub	structured finance	CLO subordinated notes(11)(12)	—	402,500	537,500
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes(11)(12)	—	3,330,000	2,632,500
Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CDO subordinated notes(11)(12)	—	1,562,500	1,760,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes(11)(12)	—	10,934,215	11,117,470
Marlborough Street 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	1,739,000	2,068,000
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,846,250
Rampart CLO 2007-1A Sub	structured finance	CDO subordinated notes(11)(12)	—	3,412,500	3,465,000
Sargas CLO 2006-1A Sub	structured finance	CDO subordinated notes(11)(12)	—	4,945,500	6,565,000
Stone Tower CLO LTD 2007-7X Sub	structured finance	CDO subordinated notes(11)(12)	—	6,265,000	7,210,000
Total Collateralized Loan Obligation – Equity Investments				$97,677,985	$109,257,920	26.7%
Common Stock
Algorithmic Implementations, Inc.	software	common stock	—	3,000,000	2,150,000
(d/b/a “Ai Squared”)
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	—	1,712,397	2,203,403
Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	37,719
Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—
Total Common Stock Investments				$5,152,920	$4,391,122	1.1%
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,446,874	2,273,481
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	413,189
Total Preferred Equity Investments				$3,133,496	$2,686,670	0.7%
Warrants
Band Digital Inc.	IT consulting	warrants to purchase common stock(7)	—	—	—
(F/K/A “WHITTMANHART, Inc.”)
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	—	725,000	542,649
Total Warrants				$725,000	$542,649	0.1%
Total Investments				$651,337,706	$667,549,873	163.0%

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012
(unaudited)

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $22,275,912 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $29,973,250; aggregate gross unrealized depreciation for federal income tax purposes is $32,003,935. Net unrealized depreciation is $2,030,685 based upon a tax cost basis of $669,580,558.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
13)	Debt investment on non-accrual status at the relevant period end.

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Senior Secured Notes
Airvana Network Solutions, Inc.	telecommunication services	senior secured notes(4)(5)(6)(10) (10.00%, due March 25, 2015)	$5,476,190	$5,386,864	$5,465,950
AKQA, Inc.	advertising	senior secured notes(4)(6)(10) (5.09%, due March 20, 2013)	7,730,214	7,730,214	7,575,604
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	14,550,000	14,434,371	14,550,000
American Integration Technologies, LLC	semiconductor capital equipment	senior secured notes(4)(5) (11.75%, due December 31, 2013)	23,401,906	21,116,076	22,582,839
Anchor Glass Container Corporation	packaging and glass	senior secured notes(4)(10) (6.00%, due March 2, 2016)	4,957,465	4,957,465	4,932,678
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(10) (6.50%, due April 27, 2017)	4,937,500	4,793,262	4,816,531
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6) (15.58%, due December 31, 2012)	1,900,000	1,900,000	1,900,000
BNY Convergex	financial intermediaries	second lien senior secured notes(4)(10) (8.75%, due December 17, 2017)	1,875,000	1,858,003	1,781,250
CHS/Community Health Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(10)(11) (3.96%, due July 25, 2014)	3,979,849	3,714,932	3,838,087
Decision Resources, LLC	healthcare	first lien senior secured notes(4)(5)(10) (7.00%, due December 28, 2016)	4,950,000	4,890,742	4,702,500
		second lien senior secured notes(4)(5) (9.50%, due May 13, 2018)	5,333,333	5,283,543	5,226,667
Diversified Machine, Inc.	autoparts manufacturer	first lien senior secured notes(4)(5)(10) (9.25%, due December 1, 2016)	5,000,000	4,926,898	4,987,500
Embanet-Compass Knowledge Group, Inc.	education	senior secured notes(4)(5)(6)(10) (5.50%, due June 27, 2017)	4,975,000	4,831,896	4,825,750
Emdeon, Inc.	healthcare	senior secured notes(4)(5)(6)(10) (6.75%, due November 2, 2018)	1,950,000	1,892,562	1,964,625
Endurance International Group, Inc.	web hosting	first lien senior secured notes(4)(5)(10) (7.75%, due December 28, 2016)	10,000,000	9,900,000	9,950,000
GenuTec Business Solutions, Inc.	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,152,069	2,000,000
Getty Images, Inc.	printing and publishing	senior secured notes(4)(5)(6)(10) (5.25%, due November 5, 2016)	5,000,000	4,941,392	5,000,000
Global Tel Link Corp.	telecommunication services	senior secured notes(4)(5)(6)(10) (7.00%, due December 14, 2017)	5,818,182	5,717,186	5,727,302
Goodman Global, Inc.	building and development	senior secured notes(4)(5)(6)(10) (5.75%, due October 28, 2016)	4,860,748	4,778,271	4,847,916
GRD Holding III	retail	senior secured notes(4)(5)(6)(10) (8.75%, due October 5, 2017)	4,000,000	3,610,953	3,520,000
GXS Worldwide Inc.	business services	senior secured notes(5)(10) (9.75%, due June 15, 2015)	8,000,000	7,906,828	7,440,000
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(10) (7.00%, due March 21, 2017)	4,466,250	4,448,122	4,393,673
Hyland Software, Inc.	enterprise software	senior secured notes(4)(5)(6)(10) (5.75%, due December 19, 2016)	2,852,555	2,798,057	2,809,767
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(10) (7.25%, due August 19, 2018)	4,488,750	4,332,486	4,508,949
InfoNXX Inc.	telecommunication services	second lien senior secured notes(4)(5)(10) (6.55%, due December 1, 2013)	7,000,000	6,693,859	6,440,000
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(10) (6.50%, due July 1, 2017)	3,980,000	3,980,000	3,960,100
Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(10) (11.75% cash/2.62% PIK, due November 15, 2013)	6,219,910	6,180,828	5,867,428
National Healing Corp.	healthcare	senior secured notes(4)(5)(10) (8.25%, due November 30, 2017)	6,000,000	5,702,372	5,760,000
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(10) (7.00%, due January 27, 2016)	10,766,667	10,153,496	10,416,750

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Senior Secured Notes – (continued)
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (7.75%, due April 17, 2013)	$2,577,942	$2,448,984	$2,496,299
		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,000,838	4,283,558	5,640,788
Petco, Inc.	retail	senior secured notes(4)(10) (4.50%, due November 24, 2017)	5,000,000	4,768,740	4,865,000
Phillips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(10) (6.50%, due February 12, 2017)	2,992,500	2,967,686	2,955,094
Power Tools, Inc.	software	senior secured notes(4)(5)(6) (12.00%, due May 16, 2014)	8,000,000	7,947,337	7,200,000
Presidio IS Corp.	business services	senior secured notes(4)(6)(10) (7.25%, due March 31, 2017)	4,743,590	4,743,590	4,672,436
RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(10) (6.50%, due March 23, 2017)	4,962,500	4,917,481	3,870,750
RCN Telecom Services, LLC	cable/satellite television	senior secured notes(4)(5)(10) (6.50%, due August 26, 2016)	4,974,811	4,890,594	4,878,847
Renaissance Learning	education	senior secured notes(4)(5)(10) (7.75%, due October 19, 2017)	3,990,000	3,833,900	3,920,175
Securus Technologies	telecommunication services	second lien senior secured notes(4)(5)(10) (10.00%, due May 18, 2018)	5,400,000	5,298,371	5,319,000
Shield Finance Co.	software	first lien term notes(4)(5)(10)(11)(12) (7.75%, due June 15, 2016)	3,790,914	3,662,185	3,781,437
SkillSoft Corporation	business services	senior secured notes(4)(5)(6)(10) (6.50%, due May 26, 2017)	5,000,000	4,952,306	4,952,100
SonicWall, Inc.	software	first lien senior secured notes(4)(5)(10) (8.27%, due January 23, 2016)	1,071,774	1,043,499	1,071,774
		second lien senior secured notes(4)(5)(10) (12.00%, due January 23, 2017)	5,000,000	4,873,705	4,950,000
SourceHOV, LLC	business services	second lien senior secured notes(4)(5) (10.50%, due May 19, 2018)	8,000,000	7,661,825	6,560,000
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(10) (12.00%, due March 29, 2015)	9,753,000	9,098,094	9,753,000
Sunquest Information Systems, Inc.	healthcare	senior secured notes(4)(5)(6)(10) (6.25%, due December 16, 2016)	4,975,000	4,868,469	4,912,813
Syniverse Holdings, Inc.	telecommunication services	senior secured notes(4)(5)(6)(10) (5.25%, due December 21, 2017)	3,979,900	3,836,252	3,971,622
Teleguam Holdings, LLC	telecommunication services	second lien senior secured notes(4)(5)(10) (9.75%, due June 9, 2017)	4,687,500	4,643,890	4,593,750
Unitek Global Services, Inc.	IT consulting	tranche B term loan(4)(5)(10) (9.00%, due April 15, 2018)	7,940,000	7,713,041	7,701,800
US FT HoldCo. Inc. (A/K/A US FT HoldCo. Inc.)	financial intermediaries	senior secured notes(4)(5)(6)(10) (7.50%, due November 30, 2017)	6,000,000	5,844,017	5,880,000
Vision Solutions, Inc	software	second lien senior secured notes(4)(5)(10) (9.50%, due July 23, 2017)	10,000,000	9,908,753	9,600,000
WEB.COM Group, Inc.	web hosting	senior secured notes(4)(5)(10)(11) (7.00%, due October 27, 2017)	5,000,000	4,428,688	4,575,000
Total Senior Secured Notes				$290,647,712	$289,913,551	95.0%
Subordinated Notes
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	1,022,500	1,022,351	962,939
Shearer’s Food Inc.	food products manufacturer	subordinated notes(3)(4)(5)(10) (12.00% Cash/3.75% PIK, due March 31, 2016)	4,221,193	4,141,875	3,967,921
Total Subordinated Notes				$5,164,226	$4,930,860	1.6%

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Collateralized Loan Obligation – Debt Investments
Avenue CLO V LTD 2007-5A D1	structured finance	CLO secured notes(4)(5)(11)(12) (3.87%, due April 25, 2019)	$4,574,756	$2,327,337	$2,511,999
Canaras CLO – 2007-1A E	structured finance	CLO secured notes(4)(5)(11)(12) (4.91%, due June 19, 2021)	3,500,000	1,884,762	2,152,500
CIFC CLO – 2006-1A B2L	structured finance	CLO secured notes(4)(5)(11)(12) (4.41%, due October 20, 2020)	3,247,284	1,679,332	2,061,863
Emporia CLO 2007 3A E	structured finance	CLO secured notes(4)(5)(11)(12) (4.12%, due April 23, 2021)	5,391,000	4,140,712	3,180,690
Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(11)(12) (5.28%, due June 1, 2017)	2,612,988	1,644,453	1,835,624
Harch 2005-2A BB CLO	structured finance	CLO secured notes(4)(5)(11)(12) (5.42%, due October 22, 2017)	4,819,262	2,580,789	3,108,424
Hewetts Island CDO 2007 – 1RA E	structured finance	CDO secured notes(4)(5)(6)(11)(12) (7.20%, due November 12, 2019)	3,132,057	1,890,861	2,380,363
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(11)(12) (6.19%, due August 9, 2017)	6,456,937	3,587,739	5,072,944
Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(11)(12) (4.99%, due May 9, 2018)	7,897,268	5,575,257	5,176,396
Landmark V CDO LTD	structured finance	CDO senior secured notes(4)(5)(6)(11)(12) (5.78%, due June 1, 2017)	3,646,669	2,243,178	2,511,825
Latitude II CLO 2006 2A D	structured finance	CLO senior secured notes(4)(5)(6)(11)(12) (4.30%, due December 15, 2018)	2,828,018	1,575,173	1,753,371
Latitude III CLO 2007-3A	structured finance	CLO secured notes(4)(5)(11)(12) (4.14%, due April 11, 2021)	4,000,000	1,935,665	2,360,000
Liberty CDO LTD 2005-1A C	structured finance	CDO secured notes(4)(5)(6)(11)(12) (2.33%, due November 1, 2017)	1,986,259	1,155,372	1,311,924
Lightpoint CLO 2007-8A	structured finance	CLO secured notes(4)(5)(11)(12) (6.90%, due July 25, 2018)	5,000,000	2,896,267	3,700,000
Loomis Sayles CLO 2006-1AE	structured finance	CLO secured notes(4)(5)(11)(12) (4.27%, due October 26, 2020)	3,322,992	1,903,601	1,993,795
Ocean Trails CLO II 2007-2a-d	structured finance	CLO subordinated secured notes(4)(5)(11)(12) (4.90%, due June 27, 2022)	3,649,700	2,079,669	2,189,820
Primus 2007 2X Class E CLO	structured finance	CLO notes(4)(5)(11)(12) (5.15%, due July 15, 2021)	2,834,633	2,168,472	1,686,607
Prospero CLO II BV	structured finance	CLO senior secured notes(4)(5)(11)(12) (4.20%, due October 20, 2022)	9,900,000	4,389,696	5,940,000
Total Collateralized Loan Obligation – Debt Investments				$45,658,335	$50,928,145	16.7%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited	structured finance	CLO preferred equity(11)(12)	—	2,200,000	3,750,000
Canaras CLO Equity – 2007-1A, 1X	structured finance	CLO income notes(11)(12)	—	4,355,000	3,825,000
GALE 2007-4A CLO	structured finance	CLO income notes(11)(12)	—	1,965,000	1,950,000
GSC Partners 2007-8X Sub CDO	structured finance	CLO income notes(11)(12)	—	4,110,000	4,560,000
Harbourview – 2006A CLO Equity	structured finance	CDO subordinates notes(11)(12)	—	3,639,870	2,729,350
Jersey Street 2006-1A CLO LTD	structured finance	CLO income notes(11)(12)	—	4,924,237	4,229,225
Kingsland LTD 2007-4X Sub	structured finance	CLO income notes(11)(12)	—	402,500	376,250
Lightpoint CLO 2005-3X	structured finance	CLO income notes(11)(12)	—	3,330,000	3,116,250
Lightpoint CLO VII LTD 2007-7	structured finance	CLO subordinated notes(11)(12)	—	1,562,500	1,360,000
Marlborough Street 2007-1A	structured finance	CLO income notes(11)(12)	—	1,739,000	1,504,000
OCT11 2007-1A CLO	structured finance	CLO income notes(11)(12)	—	2,434,162	2,351,250
Rampart 2007-1A CLO Equity	structured finance	CLO subordinated notes(11)(12)	—	3,412,500	2,870,000
Sargas CLO 2006-1A	structured finance	CLO subordinated notes(11)(12)	—	4,945,500	6,666,000
Total Collateralized Loan Obligation – Equity Investments				$39,020,269	$39,287,325	12.9%

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2011

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets(8)
Common Stock
Algorithmic Implementations, Inc.	software	common stock	$—	$3,000,000	$1,125,000
(d/b/a “Ai Squared”)
Integra Telecomm, Inc.	telecommunication services	common stock(7)	—	1,712,397	1,051,271
Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	959,999
Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—
Total Common Stock Investments				$5,152,920	$3,136,270	1.0%
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,120,542	2,176,237
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	318,451
Total Preferred Equity Investments				$2,807,164	$2,494,688	0.8%
Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock(7)	—	—	—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	—	725,000	578,000
Power Tools, Inc.	software	warrants to purchase common stock(7)	—	350,000	200,000
Total Warrants				$1,075,000	$778,000	0.3%
Total Investments				$389,525,626	$391,468,839	128.3%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $16,441,941 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision. For the year ending December 31, 2011, total PIK income is $1,474,475, which is derived from the following investments with a PIK provision: Merrill Communications, LLC ($150,893), Pegasus Solutions, Inc. ($710,143), Pegasus Solutions, Inc. Preferred Equity ($463,295) and Shearer’s Food Inc. ($150,144). See also Note 2 to the Consolidated Financial Statements.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	As a percentage of net assets at December 31, 2011, investments at fair value are categorized as follows: senior secured notes (95.0%),subordinated notes (1.6%), CLO debt (16.7%), CLO equity (12.9%), common stock (1.0%), preferred shares (0.8%) and warrants to purchase equity securities (0.3%).
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,879,992; aggregate gross unrealized depreciation for federal income tax purposes is $35,465,298. Net unrealized depreciation is $16,585,306 based upon a tax cost basis of $408,054,145.
(10)	All or a portion of this investment represents TICC CLO LLC collateral.
(11)	Non-qualifying asset.
(12)	Investment not domiciled in the United States.

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$38,597,973	$29,604,441	$26,959,707
Distributions from securitization vehicles and equity investments	25,755,438	13,079,923	3,728,638
Commitment, amendment fee income and other income	5,247,571	920,945	968,317
Total investment income from non-affiliated/non-control investments	69,600,982	43,605,309	31,656,662
From control investments:
Interest income – debt investments	1,511,897	1,582,881	1,849,929
Distributions from equity investments	62,041	—	—
Total investment income from control investments	1,573,938	1,582,881	1,849,929
Total investment income	71,174,920	45,188,190	33,506,591
EXPENSES
Compensation expense	1,183,056	1,090,626	1,020,950
Investment advisory fees	11,222,713	7,317,273	5,043,973
Professional fees	1,873,892	1,190,999	1,033,650
Interest expense and other debt financing expenses	7,262,714	1,243,584	—
Insurance	68,826	68,450	75,419
Directors' fees	261,000	222,749	178,750
Transfer agent and custodian fees	128,692	116,592	105,389
General and administrative	1,027,607	587,314	401,366
Total expenses before incentive fees	23,028,500	11,837,587	7,859,497
Net investment income incentive fees	5,460,006	2,241,713	1,403,597
Capital gains incentive fees	5,509,061	1,108,749	—
Total incentive fees	10,969,067	3,350,462	1,403,597
Total expenses	33,997,567	15,188,049	9,263,094
Net investment income	37,177,354	30,000,141	24,243,497
Net change in unrealized appreciation (depreciation) on investments	14,268,954	(19,391,815)	81,836,604
Net realized gains (losses) on investments	16,876,880	3,600,539	(42,132,660)
Net increase in net assets resulting from operations	$68,323,188	$14,208,865	$63,947,441
Net increase in net assets resulting from net investment income per common share:
Basic	$0.98	$0.92	$0.89
Diluted	$0.96	$0.92	$0.89
Net increase in net assets resulting from operations per common share:
Basic	$1.80	$0.44	$2.35
Diluted	$1.73	$0.44	$2.35
Weighted average shares of common stock outstanding:
Basic	37,978,693	32,433,101	27,253,552
Diluted	40,575,776	32,433,101	27,253,552

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Increase in net assets from operations:
Net investment income	$37,177,354	$30,000,141	$24,243,497
Net realized gains (losses) on investments	16,876,880	3,600,539	(42,132,660)
Net change in unrealized appreciation (depreciation) on investments	14,268,954	(19,391,815)	81,836,604
Net increase in net assets resulting from operations	68,323,188	14,208,865	63,947,441
Distributions to shareholders	(44,319,394)	(32,176,536)	(22,959,856)
Capital share transactions:
Issuance of common stock (net of offering costs of $3,545,895, $318,630 and $2,817,408, respectively)	78,426,107	6,360,019	46,859,868
Reinvestment of dividends	2,070,637	2,592,102	2,178,093
Net increase in net assets from capital share transactions	80,496,744	8,952,121	49,037,961
Total increase (decrease) in net assets	104,500,538	(9,015,550)	90,025,546
Net assets at beginning of period	305,101,991	314,117,541	224,091,995
Net assets at end of period (including over distributed net investment income of $4,274,144, $3,852,838 and $2,154,421, respectively)	$409,602,529	$305,101,991	$314,117,541
Capital share activity:
Shares sold	8,337,500	651,599	4,834,651
Shares issued from reinvestment of dividends	215,358	280,462	238,500
Net increase in capital share activity	8,552,858	932,061	5,073,151

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$68,323,188	$14,208,865	$63,947,441
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(5,832,504)	(5,011,157)	(5,577,631)
Amortization of discount on notes payable and deferred debt issuance costs	857,372	167,471	—
Increase in investments due to PIK	(4,977,809)	(1,474,475)	(710,108)
Purchases of investments	(507,970,743)	(260,953,494)	(128,038,228)
Repayments of principal and reductions to investment cost value	191,200,639	107,965,693	73,771,623
Proceeds from the sale of investments	67,783,437	11,264,033	54,811,196
Net realized (gains) losses on investments	(16,876,880)	(3,600,539)	42,132,660
Net change in unrealized (appreciation) depreciation on investments	(14,268,954)	19,391,815	(81,836,604)
Increase in interest and distributions receivable	(4,148,240)	(348,898)	(628,713)
Decrease (increase) in other assets	56,697	(143,967)	161,494
Increase in accrued interest payable	3,158,263	1,076,113	—
Increase in investment advisory fee payable	2,035,109	1,134,903	641,352
Increase in accrued capital gains incentive fee	5,509,061	1,108,749	—
(Decrease) increase in accrued expenses	(570,621)	689,446	55,394
Net cash (used) provided by operating activities	(215,721,985)	(114,525,442)	18,729,876
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	1,943,190	(23,183,698)	—
Net cash provided (used) by investing activities	1,943,190	(23,183,698)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes payable – TICC CLO 2012-1 LLC (net of discount of $4,695,162, $1,588,125 and $0, respectively)	$115,304,838	$99,661,875	$—
Proceeds from the issuance of convertible senior notes	115,000,000	—	—
Deferred debt issuance costs	(5,805,237)	(3,014,393)	—
Proceeds from the issuance of common stock	81,972,002	6,678,649	49,677,276
Offering expenses from the issuance of common stock	(3,545,895)	(318,630)	(2,817,408)
Distributions paid (net of stock issued under dividend reinvestment plan of $2,070,637, $2,592,102 and $2,178,093, respectively)	(42,248,757)	(29,584,434)	(20,781,763)
Net cash provided by financing activities	260,676,951	73,423,067	26,078,105
Net increase (decrease) in cash and cash equivalents	46,898,156	(64,286,073)	44,807,981
Cash and cash equivalents, beginning of period	4,494,793	68,780,866	23,972,885
Cash and cash equivalents, end of period	$51,392,949	$4,494,793	$68,780,866
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$2,070,637	$2,592,102	$2,178,093
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$1,516,875	$—	$—
Securities purchased not settled	$—	$13,352,500	$1,837,500
Cash paid for interest	$3,368,622	$—	$—

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1. ORGANIZATION

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

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. For further information on this securitization, see Note 8.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR portion of the interest rates on the secured notes that were issued by the 2012 Securitization Issuer is measured on a six-month basis until February 2013. TICC presently owns all of the subordinated notes, which totaled $40 million issued in this CLO transaction as of December 31, 2012. For further information on this securitization, see Note 8.

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

On September 26, 2012, the Company closed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 87.2448 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1. ORGANIZATION  – (continued)

approximately $11.46 per share of common stock, representing an approximately 10.0% conversion premium over the last reported sale price of the Company’s common stock on September 20, 2012, which was $10.42 per share. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, rank equally in right of payment with the Company’s future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Holdings, and its indirect subsidiary, TICC CLO LLC, and TICC CLO 2012-1 LLC.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value. At December 31, 2012 and 2011, cash and cash equivalents consisted solely of demand deposits maintained at well-capitalized financial institutions.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The Company’s assets measured at fair value on a recurring basis at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2012. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average
Corporate debt investments
syndicated	$470.3	market quotes	NBIB(1)	47.4% - 103.9%/98.3%
bilateral	14.9	valuation analysis(2)/	EBITDA(3)	$3.1 - $14.2/ncm(6)
		enterprise value	market multiples(3)	3.30 - 6.50x/ncm(6)
			ICG(4)	3 - 5/3.1
CLO debt	55.6	market quotes	NBIB(1)	78.0% - 100.0%/87.7%
CLO equity	109.3	market quotes	NBIB(1)	58.5% - 128.0%/90.9%
Other investments	7.6	valuation analysis(2)/	EBITDA(3)	$3.1 - $171.9/ncm(6)
		enterprise value	market multiples(3)	3.30 - 7.50x/ncm(6)
			discount rates(5)	20% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$657.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of December 31, 2012 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$99,883	$101,250	$—	$—	$101,250
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	86,149	87,780	—	—	87,780
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	9,455	9,875	—	—	9,875
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	10,501	11,155	—	—	11,155
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	9,347	10,382	—	—	10,382
2017 Convertible Notes	115,000	113,131			113,131
Total	$330,335	$333,573	$—	$—	$333,573

Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

A reconciliation of the fair value of investments for the year ending December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales(1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)
Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Our assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$10.7	$279.2	$289.9
CLO Debt	0.0	0.0	51.0	51.0
CLO Equity	0.0	0.0	39.3	39.3
Subordinated Notes	0.0	0.0	4.9	4.9
Common Stock	0.0	0.0	3.1	3.1
Preferred Shares	0.0	0.0	2.5	2.5
Warrants to purchase equity	0.0	0.0	0.8	0.8
Total	$0.0	$10.7	$380.8	$391.5

A reconciliation of the fair value of investments for the year ended December 31, 2011, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2010	$173.9	$50.4	$8.9	$6.0	$5.8	$2.0	$0.5	$247.5
Realized Losses included in earnings	2.7	0.9	0.0	0.0	0.0	0.0	0.0	3.6
Unrealized (depreciation) appreciation included in earnings	(5.7)	(9.5)	(1.5)	(0.4)	(2.7)	0.1	0.3	(19.4)
Accretion of discount	2.8	2.2	0.0	0.0	0.0	0.0	0.0	5.0
Purchases	230.0	10.6	31.9	0.0	0.0	0.0	0.0	272.5
Repayments and Sales(1)	(113.8)	(3.6)	0.0	(0.7)	0.0	0.4	0.0	(117.7)
Transfers in and/or out of level 3	(10.7)	0.0	0.0	0.0	0.0	0.0	0.0	(10.7)
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.1)	$(8.8)	$(1.3)	$(0.3)	$(2.7)	$0.1	$0.3	$(16.8)

(1)	Includes PIK income of approximately $1.5 million and rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2012 and 2011:

	2012		2011
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$494.9	74.1%	$289.9	74.1%
CLO Debt	55.6	8.3%	51.0	13.0%
CLO Equity	109.3	16.4%	39.3	10.0%
Subordinated Notes	0.1	0.0%	4.9	1.3%
Common Stock	4.4	0.7%	3.1	0.8%
Preferred Shares	2.7	0.4%	2.5	0.6%
Warrants	0.5	0.1%	0.8	0.2%
Total	$667.5	100.0%	$391.5	100.0%

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

INTEREST INCOME RECOGNITION

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.

PAYMENT-IN-KIND

The Company may have investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2012 the Company recorded PIK income of approximately $4,978,000 ($3.4 million of PIK fee income recognized during the second quarter of 2012). For the years ended December 31, 2011 and 2010, the Company recorded approximately $1,474,000 and $710,000 in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $5,833,000, $5,011,000 and $5,578,000 for the years ended December 31, 2012, 2011 and 2010, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2012 and December 31, 2011, was approximately $669,580,558 and $408,054,145, respectively.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the Company’s portfolio may be concentrated in a limited number of portfolio companies, which will subject the Company to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if those sectors experience a market downturn.

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2012 and December 31, 2011, respectively, cash and cash equivalents consisted of:

	December 31, 2012	December 31, 2011
Cash Equivalents	$—	$—
Cash	51,392,949	4,494,793
Restricted Cash	21,240,508	23,183,698
Total Cash and Cash Equivalents	$72,633,457	$27,678,491

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for both of the Company’s debt securitization vehicles. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$37,177,354	$30,000,141	$24,243,497
Weighted average common shares outstanding – basic	37,978,693	32,433,101	27,253,552
Earnings per common share – basic	$0.98	$0.92	$0.89
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$37,177,354	$30,000,141	$24,243,497
Adjustments for interest on convertible senior notes, base management fees and incentive fees	1,953,893	N/A	N/A
Net increase in net assets resulting from investment income, as adjusted	$39,131,247	$30,000,141	$24,243,497
Weighted average common shares outstanding – basic	37,978,693	32,433,101	27,253,552
Adjustments for dilutive effect of convertible notes	2,597,083	N/A	N/A
Weighted average common shares outstanding – diluted	40,575,776	32,433,101	27,253,552
Earnings per common share – diluted	$0.96	$0.92	$0.89

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Earnings per common share – basic:
Net increase in net assets resulting from operations	$68,323,188	$14,208,865	$63,947,441
Weighted average common shares outstanding – basic	37,978,693	32,433,101	27,253,552
Earnings per common share – basic	$1.80	$0.44	$2.35
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$68,323,188	$14,208,865	$63,947,441
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	1,953,893	N/A	N/A
Net increase in net assets resulting from operations, as adjusted	$70,277,081	$14,208,865	$63,947,441
Weighted average common shares outstanding – basic	37,978,693	32,433,101	27,253,552
Adjustments for dilutive effect of convertible notes	2,597,083	N/A	N/A
Weighted average common shares outstanding – diluted	40,575,776	32,433,101	27,253,552
Earnings per common share – diluted	$1.73	$0.44	$2.35

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2012, 2011 and 2010 calendar year was 5.83%, 7.01% and 7.69%, respectively. The current hurdle rate for the 2013 calendar year, calculated as of December 31, 2012, is 5.72%.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $5.5 million, $2.2 million and $1.4 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Under the terms of the Investment Advisory Agreement, a capital gains incentive fee of approximately $1.6 million was earned for the year ended December 31, 2012. For the years ended

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5. RELATED PARTY TRANSACTIONS  – (continued)

December 31, 2011 and 2010, there were no capital gains incentive fees earned in this two-year period. The Investment Advisor determined to waive $50,000 of the income incentive fee for the fourth quarter of 2010.

For the years ending December 31, 2012 and 2011, the capital gains incentive fee expense were approximately $5.5 million and $1.1 million, respectively, and there was no such expense for the same period in 2010. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable for the year ending December 31, 2012 and 2011, was approximately $6.6 million and $1.1 million, respectively.

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

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal are invested.

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

For the periods ended December 31, 2012, 2011 and 2010, respectively, TICC incurred base investment advisory fees of approximately $11.2 million, $7.3 million and $5.0 million in accordance with the terms of the Investment Advisory Agreement and incurred approximately $1.2 million, $1.1 million and $1.0 million in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred approximately $69,000, $70,000 and $87,000 for facility costs allocated under the agreement for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 2011 and 2010, respectively,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5. RELATED PARTY TRANSACTIONS  – (continued)

approximately $3.8 million, $2.9 million and $1.8 million of the base investment advisory fees remained payable to TICC Management. At December 31, 2012, no compensation expense remained payable, at December 31, 2011, approximately $605,000 was accrued for compensation expense, and at December 31, 2010, no compensation expense remained payable.

NOTE 6. OTHER INCOME

Other income includes primarily exit fees and closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2012, 2011 and 2010, respectively, TICC earned approximately $5.3 million (which includes a one-time PIK fee of approximately $3.4 million recognized during the second quarter of 2012), $0.9 million and $1.0 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2012, 2011 and 2010, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2012, the Company had not issued any commitments to purchase additional debt investments and/or warrants from any portfolio companies.

The Company is not currently subject to any material legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its financial condition or results of operations.

NOTE 8. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2012, the Company’s asset coverage for borrowed amounts was 220%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8. BORROWINGS  – (continued)

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of December 31, 2012 and December 31, 2011. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2012				December 31, 2011
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value	Fair Value
TICC CLO LLC 2021 Notes	$101,250	$99,883	(1)	$101,250	$101,250	$99,711	$95,723
TICC CLO 2012-1 LLC Class A-1 2023 Notes	88,000	86,149	(1)	87,780	—	—	—
TICC CLO 2012-1 LLC Class B-1 2023 Notes	10,000	9,455	(1)	9,875	—	—	—
TICC CLO 2012-1 LLC Class C-1 2023 Notes	11,500	10,501	(1)	11,155	—	—	—
TICC CLO 2012-1 LLC Class D-1 2023 Notes	10,500	9,347	(1)(2)	10,382	—	—	—
Sub-total TICC CLO 2012-1, LLC	120,000	115,452		119,192	—	—	—
2017 Convertible Notes	115,000	115,000		113,131	—	—	—
	$336,250	$330,335		$333,573	$101,250	$99,711	$95,723

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively. As of December 31, 2011, the unaccreted discount on the 2021 Notes was approximately $1,539.
(2)	A portion of the TICC CLO 2012-1 LLC Class D-1 notes was previously owned by TICC Capital Corp. at $3.0 million. For the period ending September 30, 2012, this portion of the Class D-1 note indebtedness was eliminated in consolidation of TICC’s financial statements. On December 26, 2012, the $3.0 million note indebtedness was sold and, as a result, is disclosed within the table above.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2012 were 4.50% and 8.1 years, respectively, and as of December 31, 2011 were 2.66% and 9.6 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by S&P and Moody’s, respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the December 31, 2012 consolidated statements of assets and liabilities. For the year ended December 31, 2012, the Class A note holders were paid interest on the Class A notes of approximately $3.4 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8. BORROWINGS  – (continued)

all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of December 31, 2012, there were 45 investments in portfolio companies with a total fair value of approximately $216.4 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 25, 2012 and through April 24, 2012, the interest rate of 2.81% charged under the securitization was based on three-month LIBOR of 0.56%. Effective April 25, 2012 and through July 24, 2012, the interest rate of 2.72% charged under the securitization was based on three-month LIBOR of 0.47%. Effective July 25 and through October 24, 2012, the interest rate of 2.70% charged under the securitization was based on three-month LIBOR of 0.45%. Effective October 25, 2012, the interest rate of 2.57% charged under the securitization was based on the three-month LIBOR of 0.32%. For the year ended December 31, 2012, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.21%. For the year ended December 31, 2012, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $3,258,260.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8. BORROWINGS  – (continued)

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of December 31, 2012, the Company had a deferred debt issuance balance of approximately $2.6 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the year ended December 31, 2012 was approximately $475,000. The amortization expense for the year ended December 31, 2011 was approximately $167,000.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer is measured on a six-month basis until February 2013. TICC presently owns all of the subordinated notes, which totaled $40 million issued in this CLO transaction as of December 31, 2012. The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature.

During a period of up to four years from the closing date, all principal collections received on the underlying collateral may be used by the 2012 Securitization Issuer to purchase new collateral under the direction of TICC in its capacity as collateral manager of the 2012 Securitization Issuer and in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the securitization for such four-year period. All note classes are scheduled to mature on August 25, 2023.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8. BORROWINGS  – (continued)

As of December 31, 2012, there were 40 investments in portfolio companies with a total fair value of approximately $156.3 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the year ended December 31, 2012, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.75%. For the same period, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes under the securitization was $1,577,657 comprised of coupon interest expense ($1,352,438) and accreted discount ($139,386), as well as amortized deferred debt issuance costs ($85,833).

Effective August 23, 2012 and as of December 31, 2012, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. The classes, interest rates, spread over LIBOR, stated interest expense and note discount expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense	Note Discount Expense
TICC CLO 2012-1 LLC Class A-1 Notes	2.46815%	175	$790,356	$61,215
TICC CLO 2012-1 LLC Class B-1 Notes	4.21815%	350	153,494	17,692
TICC CLO 2012-1 LLC Class C-1 Notes	5.46815%	475	228,827	31,868
TICC CLO 2012-1 LLC Class D-1 Notes	6.46815%	575	179,761	28,611
Total			$1,352,438	$139,386

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$88,000,000	$10,000,000	$11,500,000	$10,500,000	$40,000,000
Moody's Rating	“Aaa”	“Aa2”	“A2”	“Baa2”	N/A
Standard & Poor's Rating	“AAA”	“AA”	“A”	“BBB”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8. BORROWINGS  – (continued)

common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.

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

November 2017 Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of December 31, 2012, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

NOTE 9. SUBSEQUENT EVENTS

On February 11, 2013, the Company completed a public offering of 6,325,000 shares of its common stock (including 825,000 shares of common stock that were issued pursuant to the full exercise of the option granted to the underwriters to purchase additional shares) at a public offering price of $10.36 per share for total gross proceeds of approximately $65.5 million.

On February 25, 2013, the 2012 Securitization Issuer completed the sale of $60,000,000 of incremental senior debt in connection with the collateralized loan obligation transaction that originally closed on August 23, 2012 (the “Original Closing Date”). The issuance of additional notes was proportional across all existing classes of notes issued on the Original Closing Date. The notes offered in this transaction (the “Additional Notes”) were issued by TICC CLO 2012, which is a wholly-owned subsidiary of the Company, and are backed by a diversified portfolio of bank loans. The secured Additional Notes (the “Additional Secured Notes”) were issued as Class A-1 senior secured floating rate notes which have an initial face amount of $44,000,000, are rated AAA/Aaa by S&P and Moody’s, respectively, and bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.75%, Class B-1 senior secured floating rate notes which have an initial face amount of $5,000,000, are rated AA/Aa2 by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%, Class C-1 secured deferrable floating rate notes which have an initial face amount of $5,750,000, are rated A/A2 by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%, and Class D-1 secured deferrable floating rate notes which have an initial

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9. SUBSEQUENT EVENTS  – (continued)

face amount of $5,250,000, are rated BBB/Baa2 by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The Company purchased all of the subordinated Additional Notes of the 2012 Securitization Issuer (the “Additional Subordinated Notes”), which have an initial face amount of $20,000,000. The Additional Subordinated Notes do not bear interest and are not rated. The Additional Notes have a stated maturity date of August 25, 2023 and are subject to a non-call period until the payment date on the Additional Notes occurring in August 2014. The 2012 Securitization Issuer has a reinvestment period to and including the payment date on the Additional Notes occurring in August 2016, or such earlier date as is provided in the indenture relating to the Additional Notes.

On February 28, 2013, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on March 29, 2013 to holders of record on March 22, 2013.

NOTE 10. FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Per Share Data
Net asset value at beginning of period	$9.30	$9.85	$8.36	$7.68	$11.94
Net investment income(1)	0.98	0.92	0.89	0.51	0.91
Net realized and unrealized capital gains (losses)(2)	0.82	(0.47)	1.19	0.81	(2.94)
Total from net investment operations	1.80	0.45	2.08	1.32	(2.03)
Distributions from net investment income	(1.12)	(0.99)	(0.81)	(0.60)	(0.98)
Distributions based on weighted average share impact	(0.04)	—	—	—	—
Tax return of capital distributions	—	—	—	—	(0.08)
Total distributions(3)	(1.16)	(0.99)	(0.81)	(0.60)	(1.06)
Effect of shares issued, net of offering expenses	(0.04)	(0.01)	0.22	(0.04)	(1.17)
Net asset value at end of period	$9.90	$9.30	$9.85	$8.36	$7.68
Per share market value at beginning of period	$8.65	$11.21	$6.05	$3.80	$9.23
Per share market value at end of period	$10.12	$8.65	$11.21	$6.05	$3.80
Total return(4)	30.49%	(14.19)%	102.39%	81.15%	(50.23)%
Shares outstanding at end of period	41,371,286	32,818,428	31,886,367	26,813,216	26,483,546

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10. FINANCIAL HIGHLIGHTS  – (continued)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Ratios/Supplemental Data
Net assets at end of period (000’s)	409,603	305,102	314,118	224,092	203,367
Average net assets (000’s)	363,584	318,305	243,723	206,183	251,320
Ratio of expenses to average net assets:
Expenses before incentive fees	6.33%	3.72%	3.22%	3.38%	5.82%
Net investment income incentive fees	1.50%	0.70%	0.58%	0.02%	0.19%
Capital gains incentive fees	1.52%	0.35%	—	—	—
Total ratio of expenses to average net assets	9.35%	4.77%	3.80%	3.40%	6.01%
Ratio of expenses, excluding interest expense, to average net assets	7.35%	4.38%	3.80%	3.40%	4.10%
Ratio of net investment income to average net assets	10.23%	9.42%	9.95%	6.54%	8.83%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. For the year ending December 31, 2008, approximately $0.08 per share of the Company’s distributions were characterized as a tax return of capital to the Company’s stockholders.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
February 28, 2013	March 22, 2013	March 29, 2013	$0.29
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99

The tax character of distributions declared and paid in 2012 represented $44,319,394 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no affect on net asset value per share. For 2012, the permanent differences between financial and tax reporting were due to non-deductible excise taxes, gains from unscheduled prepayments, prepayment penalty fees, and capital gains incentive fees, resulting in an increase of distributions in excess of investment income of $2,764,247, a decrease of accumulated net realized losses on investments of $475,276, and a decrease of capital in excess of par value of $2,288,971.

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

The Company has available $38,368,504 of capital losses which can be used to offset future capital gains. If these losses are not utilized, $722,795 will expire in 2016, $8,377,450 will expire in 2017, and $29,268,259 will expire in 2018. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal years ended December 31, 2012 and December 31, 2011, the Company had no such capital losses to defer. The Company had qualified late year ordinary losses of $252,500 for the year ended December 31, 2012.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11. DIVIDENDS  – (continued)

As of December 31, 2012, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$0
Distributable long-term capital gains (capital loss carry forward)	(38,368,504)
Unrealized depreciation on investments	(2,030,685)

The amounts will be finalized before filing the federal income tax return.

As of December 31, 2011, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$273,050
Distributable long-term capital gains (capital loss carry forward)	(55,308,084)
Unrealized depreciation on investments	(16,585,306)

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2012
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$20,373,381	$15,590,614	$20,463,320	$14,747,605
Net Investment Income	9,377,784	4,607,574	15,037,476	8,154,520
Net Increase (Decrease) in Net Assets resulting from Operations	14,123,302	27,856,644	9,259,874	17,083,368
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.23	$0.12	$0.40	$0.24
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.22	$0.12	$0.40	$0.24
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic(1)	$0.34	$0.71	$0.25	$0.51
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, diluted(1)	$0.31	$0.70	$0.25	$0.51

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2012 due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)  – (continued)

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

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2012.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 84 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 85 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).
3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).
10.5	Purchase Agreement, dated August 4, 2011, by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.6	Master Loan Sale Agreement, dated August 10, 2011, by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.7	Indenture, dated August 10, 2011, by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.8	Collateral Management Agreement, dated August 10, 2011, by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.9	Collateral Administration Agreement, dated August 10, 2011, by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.10	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.11	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.12	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.13	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.14	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.15	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.16	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.17	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: TICC Capital Corp. 2011-1 Holdings, LLC – Delaware TICC CLO LLC – Delaware TICC CLO 2012-1 LLC-Delaware
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

TICC CAPITAL CORP.

Date: March 12, 2013	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 12, 2013	/s/ Charles M. Royce Charles M. Royce Chairman of the Board of Directors
Date: March 12, 2013	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 12, 2013	/s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 12, 2013	/s/ Steven P. Novak Steven P. Novak Director
Date: March 12, 2013	/s/ G. Peter O’Brien G. Peter O’Brien Director
Date: March 12, 2013	/s/ Tonia L. Pankopf Tonia L. Pankopf Director