Form 10-Q
period 2013-03-31
TICC Capital Corp.
filed 2013-05-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 8, 2013 was 52,541,808.

TICC CAPITAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Statements of Assets and Liabilities as of March 31, 2013 and December 31, 2012	3

	Consolidated Schedule of Investments as of March 31, 2013	4

	Consolidated Schedule of Investments as of December 31, 2012	9

	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	14

	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2013 and for the year ended December 31, 2012	15

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	16

	Notes to Consolidated Financial Statements	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

	Cautionary Statements Regarding Forward-Looking Statements	33

	Overview	34

	Critical Accounting Policies	36

	Portfolio Composition and Investment Activity	39

	Results of Operations	42

	Liquidity and Capital Resources	48

	Recent Developments	51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	54

Item 6.	Exhibits	55

SIGNATURES		57
2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Non-affiliated/non-control investments (cost: $794,079,898 @ 3/31/13; $634,081,527 @ 12/31/12)	$814,728,848	$651,099,873
Control investments (cost: $16,972,115 @ 3/31/13; $17,256,179 @ 12/31/12)	16,150,000	16,450,000
Total investments at fair value	830,878,848	667,549,873
Cash and cash equivalents	60,181,095	51,392,949
Restricted cash	27,174,623	21,240,508
Deferred debt issuance costs	8,414,550	8,154,925
Interest and distributions receivable	7,111,444	5,986,122
Securities sold not settled	19,023,321	1,516,875
Other assets	411,392	181,788
Total assets	$953,195,273	$756,023,040
LIABILITIES

Accrued interest payable	$5,399,571	$4,234,376
Investment advisory fee payable to affiliate	5,349,781	4,930,908
Accrued capital gains incentive fee to affiliate.	5,280,589	6,617,810
Securities purchased not settled	19,692,003	-
Accrued expenses	923,264	302,971
Notes payable - TICC CLO LLC, net of discount	99,921,710	99,882,627
Notes payable - TICC CLO 2012-1 LLC, net of discount	175,193,094	115,451,819
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	426,760,012	346,420,511

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 52,541,808 and
41,371,286 issued and outstanding, respectively	525,418	413,713
Capital in excess of par value	562,249,421	451,157,297
Net unrealized appreciation on investments	19,826,835	16,212,167
Accumulated net realized losses on investments	(47,330,329)	(53,906,504)
Distributions in excess of investment income	(8,836,084)	(4,274,144)
Total net assets	526,435,261	409,602,529
Total liabilities and net assets	$953,195,273	$756,023,040
Net asset value per common share	$10.02	$9.90

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Senior Secured Notes

ABB / Con Cise Optical Group	retail	tranche B term loan (4)(5)(10)	$6,666,667	$6,633,942	$6,704,200
		(5.50%, due February 6, 2019)

Algorithmic Implementations, Inc.	software	senior secured notes(4)(5)(6)	14,000,000	13,972,115	14,000,000
(d/b/a "Ai Squared")		(9.84%, due September 11, 2013)

Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10)	7,550,000	7,411,875	7,631,767
		(7.25%, due November 22, 2017)

		second lien senior secured notes(4)(5)(9)	18,000,000	17,741,405	18,097,560
		(11.00%, due November 22, 2018)

Band Digital Inc.	IT consulting	senior secured notes(3)(4)(6)(7)(13)	1,968,217	1,762,083	250,000
(F/K/A "WHITTMANHART, Inc.")		(0.0%, due December 31, 2013)

Berlin Packaging	packaging	second lien senior secured notes(4)(6)	1,500,000	1,477,500	1,485,000
		(8.75%, due April 2, 2020)

Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(6)(9)(10)	9,657,353	9,639,913	9,723,796
		(5.75%, due February 15, 2018)

BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9)	1,875,000	1,875,000	1,875,000
		(8.75%, due December 17, 2017)

Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(6)(10)	4,987,500	4,940,555	5,081,016
		(6.50%, due October 4, 2018)

		second lien senior secured notes(4)(5)	10,000,000	9,808,881	10,200,000
		(10.25%, due October 4, 2019)

Cunningham Lindsey Group Inc.	insurance	first lien senior secured notes(4)(5)(6)(9)(10)	3,990,000	3,951,459	4,042,987
		(5.00%, due December 10, 2019)

		second lien senior secured notes(4)(5)	4,000,000	3,961,187	4,095,000
		(9.25%, due June 10, 2020)

Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(6)(10)	4,638,375	4,611,012	4,669,313
		(5.00%, due October 10, 2018)

		second lien senior secured notes(4)(5)	5,000,000	4,928,561	5,096,900
		(10.00%, due October 10, 2019)

Digital Generation, Inc.	advertising	first lien senior secured notes(4)(5)(6)(10)(11)	2,650,022	2,588,172	2,579,346
(F/K/A “DG Fastchannel, Inc.”)		(7.25%, due July 26, 2018)

Drew Marine Partners	shipping and transportation	first lien senior secured notes(4)(5)(6)(9)	3,368,750	3,344,149	3,394,016
		(6.25%, due September 1, 2014)

Edmentum, Inc.	education	first lien senior secured notes(4)(5)(6)(9)(10)	6,792,073	6,718,577	6,809,053
(F/K/A “Plato, Inc.”)		(6.00%, due May 17, 2018)

Endurance International Group	web hosting	first lien senior secured notes(4)(5)(6)(9)(10)(14)	9,975,000	9,878,317	10,031,159
		(6.25%, due November 9, 2019)

		second lien senior secured notes(4)(5)(14)	18,000,000	17,826,128	18,078,840
		(10.25%, due May 9, 2020)

First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10)	3,990,000	3,994,787	4,012,464
		(5.75%, due October 4, 2018)

		second lien senior secured notes(4)(5)(10)	15,000,000	14,714,936	15,037,500
		(10.75%, due April 12, 2019)

First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10)	16,050,721	15,988,692	16,155,532
		(5.20%, due March 24, 2017)

		tranche B term loan(4)(9)(10)	880,952	880,952	886,828
		(5.20%, due September 24, 2018)

Genutec Business Solutions	interactive voice messaging	senior secured notes(5)(7)	3,476,000	3,211,014	-
	services	(0.0%, due October 30, 2014)

Global Tel Link Corp	telecommunication services	senior secured notes(4)(5)(6)(9)(10)	11,101,589	11,109,421	11,122,460
		(6.00%, due December 14, 2017)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP. Consolidated Schedule of Investments - (Continued)
MARCH 31, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10)	$8,371,429	$8,283,937	$8,434,214
		(7.00%, due April 3, 2017)

GXS Worldwide, Inc.	business services	senior secured notes(5)(9)	8,000,000	7,936,932	8,300,000
		(9.75%, due June 15, 2015)

Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10)	3,469,565	3,469,565	3,517,272
		(5.00%, due October 29, 2019)

Healogics, Inc.	healthcare	senior secured notes(4)(5)(10)	3,333,333	3,316,972	3,367,500
(F/K/A “National Healing Corp.”)		(5.25%, due February 5, 2019)

		second lien senior secured notes(4)(5)	4,000,000	3,960,464	4,110,000
		(9.25%, due February 5, 2020)

HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10)	4,310,532	4,273,194	4,369,802
		(5.00%, due October 5, 2018)

Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10)	6,684,258	6,659,153	6,671,758
		(6.50%, due January 3, 2018)

Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9)	4,432,809	4,300,342	4,485,471
		(5.00% , due August 19, 2018)

Infor (US), Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10)	2,985,000	2,996,729	3,030,521
(F/K/A “Lawson Software Inc.)		(5.25% , due April 5, 2018)

Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(9)(10)	7,480,000	7,428,020	7,574,697
		(6.00%, due February 15, 2019)

		second lien senior secured notes(4)	7,000,000	7,000,000	7,177,940
		(9.75%, due February 15, 2020)

InfoNXX, Inc	telecommunication services	second lien senior secured notes(4)(5)(6)(9)	4,760,000	4,683,712	4,614,630
		(6.45% , due December 1, 2013)

Jackson Hewitt Tax Service, Inc.	consumer services	first lien senior secured notes(4)(5)(9)(10)	25,000,000	24,071,498	25,500,000
		(10.00%, due October 16, 2017)

Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10)	4,925,042	4,925,042	4,974,292
		(5.50%, due July 1, 2017)

Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(10)(14)	14,000,000	13,930,012	13,989,500
		(7.25%, due March 8, 2018)

Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9)	2,458,204	2,415,509	2,470,495
		(6.25%, due March 30, 2018)

Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(6)(9)(10)	9,950,562	9,843,085	9,596,123
		(6.75%, due August 17, 2019)

NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10)	8,662,500	8,632,056	8,749,125
		(7.00%, due April 24, 2018)

National Vision, Inc.	retail	senior secured term B notes(4)(5)(6)(9)(10)	5,266,667	5,212,546	5,319,334
		(7.00%, due August 2, 2018)

New Breed Logistics	logistics	senior secured term B notes(4)(5)(9)(10)	9,975,000	9,965,516	10,024,875
		(6.00%, due October 1, 2019)

Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)(10)	14,763,960	14,364,057	13,435,204
		(7.00%, due January 27, 2016)

Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(3)(4)(5)(6)(9)(10)	8,891,827	8,861,621	8,847,368
		(7.75% cash/0.75% PIK, due April 17, 2013)

		second lien senior secured notes(3)(5)(6)	6,806,299	5,858,258	6,571,482
		(0.00% Cash/13.00% PIK, due April 15, 2014)

Petco, Inc.	retail	senior secured notes(4)(5)(6)(9)	4,936,869	4,751,258	4,997,987
		(4.00%, due November 24, 2017)

Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9)	2,962,500	2,942,959	2,977,313
		(4.75%, due February 12, 2017)

Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10)	9,950,000	9,923,559	9,999,750
		(5.75%, due March 31, 2017)

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)
MARCH 31, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)
Radnet Management, Inc.	medical services	senior secured notes(4)(6)(10)	$3,980,000	$3,991,766	$4,027,282
		(5.50%, due October 10, 2018)

RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(6)(7)(9)(13)	22,714,555	10,491,365	7,802,450
		(0.0%, due March 23, 2017)

Renaissance Learning	education	senior secured notes(4)(5)(6)(9)(10)	9,950,000	9,876,938	10,030,894
		(5.75%, due November 13, 2018)

Renfro Corporation	clothing	senior secured notes(4)(9)(10)	4,666,667	4,696,543	4,713,333
		(5.75%, due January 30, 2019)

Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11)	8,950,353	8,596,976	8,908,823
		(5.75%, due February 13, 2019)

SCS Holdings I Inc.	electronics	second lien senior secured notes(4)(5)(6)(9)	4,384,615	4,342,445	4,472,307
(Sirius Computer Solutions, Inc.)		(7.00%, due December 7, 2018)

Securus Technologies, Inc.	telecommunication services	second lien senior secured notes(4)(5)(9)	5,400,000	5,313,598	5,535,000
		(10.75%, due May 18, 2018)

Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10)	8,299,200	8,359,313	8,361,444
		(6.00%, due February 8, 2019)

		second lien senior secured notes(4)(5)	2,000,000	1,970,268	2,040,000
		(10.00%, due June 28, 2019)

Six3 Systems, Inc.	IT consulting	term B senior secured notes(4)(5)(6)(9)(10)	10,972,500	10,884,350	11,027,363
		(7.00%, due October 4, 2019)

Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10)	2,783,428	2,800,189	2,813,573
		(5.00%, due May 26, 2017)

Source Hov, LLC	business services	first lien senior secured notes(4)(5)(6)(9)	4,987,310	4,937,605	4,947,412
		(6.63%, due April 29, 2017)

		second lien senior secured notes(4)(5)(10)	12,000,000	11,064,166	12,000,000
		(10.50%, due April 29, 2018)

Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10)	7,980,000	7,903,651	8,019,900
		(8.50%, due November 13, 2018)

Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9)	2,729,375	2,683,105	2,729,375
		(5.75%, due February 1, 2018)

STG-Fairway Acquisitions, Inc.	business services	first lien senior secured notes(4)(5)(9)(10)	9,375,000	9,281,857	9,357,469
		(6.25%, due February 28, 2019)

Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9)	9,520,000	9,078,847	9,520,000
		(12.00%, due March 29, 2015)

Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9)	4,987,500	4,939,862	4,984,408
		(6.25%, due November 16, 2018)

		second lien senior secured notes(4)(5)(10)	11,250,000	11,031,361	11,123,438
		(10.25%, due May 16, 2019)

Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)	4,687,500	4,651,984	4,687,500
		(9.75%, due June 9, 2017)

Travelclick Inc	travel	first lien senior secured notes(4)(5)(9)(10)	10,583,000	10,530,085	10,569,771
		(5.75%, due March 16, 2016)

Trinet Group, Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10)	4,987,500	4,963,950	5,024,906
		(6.50%, due October 24, 2018)

Unitek Global Services, Inc.	IT consulting	tranche B term loan (4)(5)(6)(9)(10)	10,817,500	10,580,903	10,709,325
		(9.00%, due April 15, 2018)

US FT HoldCo. Inc.	financial intermediaries	senior secured notes(4)(6)(9)(10)	5,925,000	5,925,000	5,962,031
(A/K/A Fundtech)		(5.75%, due November 30, 2017)

Vision Solutions	software	second lien senior secured notes(4)(5)(9)(10)	10,000,000	9,925,614	9,800,000
		(9.50%, due July 23, 2016)

Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10)	4,987,500	4,915,516	5,043,609
		(5.75%, due October 25, 2019)

		second lien senior secured notes(4)(5)	10,000,000	9,806,418	10,050,000
		(9.25%, due October 23, 2020)

Web.Com Group, Inc.	web hosting	senior secured notes(4)(5)(6)(9)(10)(11)	5,926,329	5,870,027	5,970,776
		(5.50%, due October 27, 2017)
Total Senior Secured Notes				$572,390,331	$574,398,779	109.1%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)
MARCH 31, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Unsecured Notes
Merrill Communications, LLC		senior unsecured PIK notes(3)(9)(14)	$5,501,851	$2,638,676	$5,350,550
		(10.00% PIK, due March 8, 2023)

Total Senior Unsecured Notes				$2,638,676	$5,350,550	1.0%

Collateralized Loan Obligation - Debt Investments

Carlyle Global Market Strategies 2013-2A F	structured finance	CLO secured notes(4)(5)(11)(12)	6,000,000	5,100,000	5,100,000
		(5.68%, due April 18, 2025)

Catamaran CLO LTD 2012-1A F	structured finance	CLO secured notes(4)(5)(11)(12)	6,000,000	5,040,497	5,157,600
		(6.76%, due December 20, 2023)

Emporia Preferred Funding III CLO 2007-3A, 3X E	structured finance	CLO secured notes(4)(5)(11)(12)	10,991,000	7,883,070	9,092,854
		(4.00%, due April 23, 2021)

HarbourView CLO 2006-1 LTD 6X D	structured finance	CLO secured notes(4)(5)(11)(12)	5,000,000	3,373,287	4,178,000
		(3.98%, due December 27, 2019)

Hewetts Island CDO III 2005-1A D	structured finance	CLO secured notes(4)(5)(6)(11)(12)	6,337,534	3,885,582	6,131,564
		(6.04%, due August 9, 2017)

Hewetts Island CDO IV 2006-4 E	structured finance	CLO secured notes(4)(5)(11)(12)	7,897,268	5,875,471	7,203,888
		(4.84%, due May 9, 2018)

Muir Grove CLO LTD 2007-1X E	structured finance	CLO secured notes(4)(5)(11)(12)	7,690,915	6,846,527	7,886,264
		(8.30%, due March 25, 2020)

Total Collateralized Loan Obligation - Debt Investments				$38,004,434	$44,750,170	8.5%

Collateralized Loan Obligation - Equity Investments

ACA CLO 2006-2, Limited Pef	structured finance	CLO preferred equity(11)(12)	-	2,200,000	4,037,500

ACA CLO 2007-1a Sub	structured finance	CLO subordinated notes(11)(12)	-	10,583,500	10,980,000

ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	-	4,050,000	4,250,000

AMMC CLO XII, Limited 2013-12 Sub	structured finance	CLO subordinated notes(11)(12)	-	9,949,500	9,949,500

ARES XXVI CLO Ltd. 2013-26 Sub	structured finance	CLO subordinated notes(11)(12)	-	15,234,375	15,234,375

Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes(11)(12)	-	4,355,000	4,950,000

Carlyle Global Market Strategies 2013-2 Sub	structured finance	CLO subordinated notes(11)(12)	-	7,955,000	7,955,000

Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	-	20,075,000	20,020,000

Cedar Funding II CLO Ltd. 2013-1A Sub	structured finance	CLO subordinated notes(11)(12)	-	15,656,250	15,656,250

Columbus Park CDO Ltd. 2008-1A Sub	structured finance	CLO subordinated notes(11)(12)	-	8,150,000	8,150,000

Galaxy XV CLO Ltd. 2013-15A Sub	structured finance	CLO subordinated notes(11)(12)	-	7,012,500	7,012,500

Gale Force 4 2007-4A CLO Inc.	structured finance	CLO income notes(11)(12)	-	1,965,000	2,790,000

GSC Group CDO Fund VIII 2007-8X Sub	structured finance	CLO subordinated notes(11)(12)	-	4,110,000	6,288,000

Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes(11)(12)	-	6,750,000	7,275,000

HarbourView CLO 2006-1 LTD 6A Sub	structured finance	CLO subordinated notes(11)(12)	-	3,639,870	3,889,600

Jersey Street CLO 2006-1A LTD	structured finance	CLO income notes(11)(12)	-	4,924,238	5,101,688

Kingsland LTD 2007-4X Sub	structured finance	CLO income notes(11)(12)	-	402,500	538,550

Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes(11)(12)	-	3,330,000	3,154,500

Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CLO subordinated notes(11)(12)	-	1,562,500	1,331,000

Lightpoint CLO VIII LTD 2007-8A Sub	structured finance	CLO subordinated notes(11)(12)	-	4,612,500	3,975,000

Marea CLO 2012-1A Inc.	structured finance	CLO income notes(11)(12)	-	10,934,215	10,995,300

Marlborough Street 2007-1A Inc.	structured finance	CLO income notes(11)(12)	-	1,739,000	1,715,500

Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes(11)(12)	-	2,434,163	2,846,250

Rampart CLO 2007-1A Sub	structured finance	CLO subordinated notes(11)(12)	-	3,412,500	2,870,000

Sargas CLO 2006 -1A Sub	structured finance	CLO subordinated notes(11)(12)	-	4,945,500	6,110,500

Sheridan Square CLO Ltd. 2013-1A Inc.	structured finance	CLO subordinated notes(11)(12)	-	4,136,511	4,136,511

Stone Tower CLO VII LTD 2007-7X Sub	structured finance	CLO subordinated notes(11)(12)	-	12,739,000	12,420,000

Telos CLO 2013-3A Sub	structured finance	CLO subordinated notes(11)(12)	-	8,633,333	8,633,333

Total Collateralized Loan Obligation - Equity Investments				$185,491,955	$192,265,857	36.5%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

MARCH 31, 2013

(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Algorithmic Implementations, Inc.	software	common stock	$-	$3,000,000	$2,150,000
(d/b/a "Ai Squared")

Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	-	1,712,397	2,362,451

Merrill Communications, LLC	printing and publishing	common equity(7)(9)(14)	-	3,425,244	7,007,612

Pegasus Solutions, Inc.	enterprise software	common equity(7)	-	62,595	-

Stratus Technologies, Inc.	computer hardware	common equity(7)	-	377,928	-

Total Common Stock Investments			-	$8,578,164	$11,520,063	2.2%

Preferred Equity			-

GenuTec Business Solutions, Inc.	interactive voice messaging	convertible preferred stock(7)	-	1,500,000	-
	services

Pegasus Solutions, Inc.	enterprise software	preferred equity(3)	-	1,536,831	1,626,100
		(14.00% PIK dividend)

Stratus Technologies, Inc.	computer hardware	preferred equity(7)	-	186,622	424,680

Total Preferred Equity Investments				$3,223,453	$2,050,780	0.4%

Warrants

Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT Consulting	warrants to purchase common stock(7)	-	-	-

Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	-	725,000	542,649

Total Warrants				$725,000	$542,649	0.1%

Total Investments				$811,052,013	$830,878,848	157.8%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the "1940 Act"). In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

(2)	Fair value is determined in good faith by the Board of Directors of the Company.

(3)	Portfolio includes $23,168,194 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.

(4)	Notes bear interest at variable rates.

(5)	Cost value reflects accretion of original issue discount or market discount.

(6)	Cost value reflects repayment of principal.

(7)	Non-income producing at the relevant period end.

(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $34,067,382; aggregate gross unrealized depreciation for federal income tax purposes is $32,483,398. Net unrealized appreciationis $1,583,984 based upon a tax cost basis of $829,294,925.

(9)	All or a portion of this investment represents TICC CLO LLC collateral.

(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.

(11)	Indicates assets that the Company believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.

(12)	Investment not domiciled in the United States.

(13)	Debt investment on non-accrued status at the relevant period end.

(14)	Aggregate investments represent greater than 5% of net assets.

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Senior Secured Notes
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes (4) (5) (6) (9.84%, due September 11, 2013)	$14,300,000	$14,256,179	$14,300,000
Attachmate Corporation	enterprise software	senior secured notes (4) (5) (6) (9) (10) (7.25%, due November 22, 2017)	7,700,000	7,554,783	7,757,750
		second lien senior secured notes (4) (5) (9) (11.00%, due November 22, 2018)	13,000,000	12,669,026	12,759,500
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes (4) (6) (7) (13) (0.0%, due December 31, 2013)	1,901,444	1,773,000	470,513
Blue Coat System, Inc.	software	first lien senior secured notes (4) (5) (9) (10) (5.75%, due February 15, 2018)	9,681,618	9,663,415	9,736,126
BNY Convergex	financial intermediaries	second lien senior secured notes (4) (9) (8.75%, due December 17, 2017)	1,875,000	1,875,000	1,763,681
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes (4) (5) (10) (6.50%, due October 4, 2018)	5,000,000	4,951,308	5,016,650
		second lien senior secured notes (4) (5) (10.25%, due October 4, 2019)	10,000,000	9,803,805	9,962,500
Cunningham Lindsey Group Inc.	Insurance	first lien senior secured notes (4) (5) (9) (10) (5.00%, due December 10, 2019)	4,000,000	3,960,243	3,985,000
		second lien senior secured notes (4) (5) (9.25%, due June 10, 2020)	4,000,000	3,960,211	4,070,000
Deltek Systems Inc	enterprise software	first lien senior secured notes (4) (5) (10) (6.00%, due October 10, 2018)	4,650,000	4,621,586	4,679,900
		second lien senior secured notes (4) (5) (10.00%, due October 10, 2019)	5,000,000	4,926,687	5,070,850
DG Fastchannel Inc	advertising	first lien senior secured notes (4) (5) (10) (5.75%, due July 26, 2018)	2,984,025	2,911,864	2,852,221
Drew Marine Partners	shipping and transportation	first lien senior secured notes (4) (5) (6) (9) (6.25%, due September 1, 2014)	3,412,500	3,377,717	3,421,031
Endurance International Group,	web hosting	first lien senior secured notes (4) (5) (9) (10) (6.25%, due November 9, 2019)	10,000,000	9,901,062	9,991,700
		second lien senior secured notes (4) (5) (10.25%, due May 9, 2020)	18,000,000	17,821,968	17,910,000
First American Payment Systems	financial intermediaries	first lien senior secured notes (4) (5) (10) (5.75%, due October 4, 2018)	4,000,000	4,004,973	3,994,160
		second lien senior secured notes (4) (5) (10.75%, due April 12, 2019)	15,000,000	14,706,660	14,850,000
First Data Corporation	financial intermediaries	first lien senior secured notes (4) (5) (9) (10) (5.21%, due March 24, 2017)	10,000,000	9,888,213	9,807,800
Genutec Business Solutions	interactive voice messaging services	senior secured notes (4) (5) (7) (0.0%, due October 30, 2014)	3,476,000	3,199,138	—
Global Tel Link Corp	telecommunication services	senior secured notes (4) (5) (6) (9) (10) (6.00%, due December 14, 2017)	8,096,192	8,109,800	8,108,741
Grede Holdings LLC	auto parts manufacturer	senior secured notes (4) (5) (6) (9) (10) (7.00%, due April 3, 2017)	8,371,429	8,279,470	8,371,429
GXS Worldwide, Inc.	business services	senior secured notes (5) (9) (9.75%, due June 15, 2015)	8,000,000	7,930,627	8,310,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes (4) (5) (10) (6.00%, due October 29, 2019)	3,478,261	3,478,261	3,495,652
HHI Holdings LLC	auto parts manufacturer	senior secured notes (4) (5) (10) (6.00%, due October 5, 2018)	4,500,000	4,460,281	4,545,000
Hoffmaster Group, Inc.	retail	first lien senior secured notes (4) (5) (6) (9) (10) (6.50%, due January 3, 2018)	6,824,588	6,797,810	6,784,801
Immucor, Inc.	healthcare	senior secured term B notes (4) (5) (6) (9) (5.75%, due August 19, 2018)	4,443,919	4,306,480	4,495,691
Info USA, Inc.	enterprise software	first lien senior secured notes (4) (5) (6) (10) (5.25%, due April 5, 2018)	2,992,500	3,004,732	3,017,068
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes (4) (5) (6) (10) (9.25%, due April 15, 2015)	7,784,106	7,468,133	7,780,837

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Senior Secured Notes – (continued)
InfoNXX, Inc	telecommunication services	second lien senior secured notes (4) (5) (6) (9) (6.46%, due December 1, 2013)	$5,028,800	$4,919,170	$4,727,072
Jackson Hewitt Tax Service, Inc.	consumer services	second lien senior secured notes (4) (5) (9) (10) (10.00%, due October 16, 2017)	25,000,000	24,032,274	24,125,000
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes (4) (6) (9) (10) (5.50%, due July 1, 2017)	4,937,521	4,937,521	4,974,552
Merrill Communications, LLC	printing and publishing	second lien senior secured notes (3) (4) (5) (9) (12.00% cash/5.01% PIK, due November 15, 2013)	6,440,539	6,421,156	5,503,441
Mirion Technologies, Inc	utilities	senior secured notes (4) (5) (6) (9) (6.25%, due March 30, 2018)	2,464,417	2,419,955	2,464,417
Mmodal, Inc.	healthcare	first lien senior secured notes (4) (5) (6) (9) (10) (6.75%, due August 17, 2019)	9,975,281	9,864,517	9,559,611
National Healing Corp	healthcare	senior secured notes (4) (5) (6) (9) (10) (8.25%, due November 30, 2017)	10,697,719	10,449,913	10,724,463
National Vision, Inc.	retail	senior secured term B notes (4) (5) (6) (9) (10) (7.00%, due August 2, 2018)	5,293,333	5,236,855	5,346,266
New Breed Logistics	logistics	senior secured term B notes (4) (5) (9) (10) (6.00%, due October 1, 2019)	10,000,000	9,990,220	9,875,000
Nextag, Inc.	retail	senior secured notes (4) (5) (6) (9) (10) (7.00%, due January 27, 2016)	15,023,278	14,538,665	14,547,492
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes (4) (5) (6) (9) (10) (7.00%, due April 24, 2018)	8,775,000	8,743,346	8,862,750
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes (3) (4) (5) (6) (9) (10) (7.75% cash/0.75% PIK, due April 17, 2013)	9,029,074	8,828,973	8,607,686
		second lien senior secured notes (3) (5) (6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,806,299	5,683,076	6,680,382
Petco, Inc.	retail	senior secured notes (4) (5) (6) (9) (4.50%, due November 24, 2017)	4,949,495	4,754,521	4,982,211
Philips Plastics Corporation	healthcare	senior secured notes (4) (5) (6) (9) (6.50%, due February 12, 2017)	2,962,500	2,941,877	2,940,281
Plato, Inc.	education	first lien senior secured notes (4) (5) (6) (9) (7.50%, due May 17, 2018)	4,875,000	4,800,697	4,893,281
Presidio IS Corp.	business services	senior secured notes (4) (6) (9) (10) (5.75%, due March 31, 2017)	9,975,000	9,947,111	9,975,000
Radnet Management, Inc.	medical services	senior secured notes (4) (6) (10) (5.50%, due October 10, 2018)	3,990,000	4,001,997	3,991,676
RBS Holding Company	printing and publishing	term B senior secured notes (4) (5) (6) (9) (9.25%, due March 23, 2017)	4,912,500	4,888,084	2,326,069
Renaissance Learning	education	senior secured notes (4) (5) (6) (9) (10) (5.75%, due November 13, 2018)	9,975,000	9,899,045	9,993,753
Roundys Supermarkets, Inc.	grocery	term B senior secured notes (4) (5) (6) (10) (11) (5.75%, due February 13, 2019)	3,979,950	3,830,541	3,734,944
Rovi Solutions Corp.	digital media	senior secured notes (4) (5) (6) (10) (11) (4.00%, due March 29, 2019)	2,984,962	2,876,998	2,973,768
Securus Technologies, Inc.	telecommunication services	second lien senior secured notes (4) (5) (9) (10.75%, due May 18, 2018)	5,400,000	5,310,431	5,402,268
Sirius Computer Solutions	electronics	second lien senior secured notes (4) (5) (6) (9) (8.00%, due December 7, 2018)	4,658,654	4,612,067	4,687,771
Six3 Systems, Inc.	IT consulting	term B senior secured notes (4) (5) (9) (10) (7.00%, due October 4, 2019)	11,000,000	10,909,200	10,945,000
Skillsoft Corporation	business services	senior secured notes (4) (5) (6) (9) (10) (5.00%, due May 26, 2017)	7,760,711	7,778,381	7,818,916
Source Hov, LLC	business services	second lien senior secured notes (4) (5) (10) (10.50%, due April 29, 2018)	12,000,000	11,031,772	10,860,000
Sportsman's Warehouse Holdings	retail	first lien senior secured notes (4) (5) (9) (10) (8.50%, due November 13, 2018)	8,000,000	7,921,017	7,920,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Senior Secured Notes – (continued)
Sterling Infosystems, Inc.	business services	senior secured notes (4) (5) (6) (9) (5.75%, due February 1, 2018)	$2,736,250	$2,687,979	$2,729,409
Stratus Technologies, Inc.	computer hardware	first lien high yield notes (5) (9) (12.00%, due March 29, 2015)	9,520,000	9,040,061	9,520,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes (4) (5) (9) (6.25%, due November 16, 2018)	5,000,000	4,950,620	4,965,650
		second lien senior secured notes (4) (5) (10.25%, due May 16, 2019)	11,250,000	11,026,661	11,081,250
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes (4) (5) (9) (9.75%, due June 9, 2017)	4,687,500	4,650,285	4,593,750
Trinet Group, Inc.	business services	first lien senior secured notes (4) (5) (9) (10) (6.50%, due October 24, 2018)	5,000,000	4,975,586	5,006,250
Unitek Global Services, Inc.	IT consulting	tranche B term loan (4) (5) (6) (9) (10) (9.00%, due April 15, 2018)	10,845,000	10,588,639	10,600,988
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes (4) (5) (6) (9) (10) (5.75%, due November 30, 2017)	5,940,000	5,940,000	5,966,017
Vision Solutions	software	second lien senior secured notes (4) (5) (9) (10) (9.50%, due July 23, 2016)	10,000,000	9,922,165	9,700,000
Wall Street Systems	financial intermediaries	first lien senior secured notes (4) (5) (9) (10) (5.75%, due October 25, 2019)	5,000,000	4,925,809	4,993,750
		second lien senior secured notes (4) (5) (9.25%, due October 23, 2020)	10,000,000	9,801,683	9,966,700
Web.Com Group, Inc.	web hosting	senior secured notes (4) (5) (6) (9) (10) (11) (5.50%, due October 27, 2017)	8,977,500	8,888,659	9,016,821
Total Senior Secured Notes				$498,629,956	$494,892,256	120.8%
Subordinated Notes
Fusionstorm, Inc.	IT value-added reseller	subordinated notes (4) (5) (6) (11.74%, due February 28, 2013)	122,500	122,351	122,500
Total Subordinated Notes				$122,351	$122,500	0.0%
Collateralized Loan Obligation – Debt Investments
Carlyle Global Market Strategies 2012-3A D	structured finance	CLO secured notes (4) (5) (11) (12) (6.14%, due October 4, 2024)	3,000,000	2,624,911	2,731,200
Catamaran CLO LTD 2012-1A F	structured finance	CLO secured notes (4) (5) (11) (12) (6.76%, due December 20, 2023)	6,000,000	5,034,736	5,034,000
CIFC CLO – 2006-1A B2L	structured finance	CLO secured notes (4) (5) (11) (12) (4.32%, due October 20, 2020)	3,247,284	1,776,359	2,604,647
Emporia CLO 2007-3A, 3X E	structured finance	CLO secured notes (4) (5) (11) (12) (4.02%, due April 23, 2021)	10,991,000	7,819,199	8,572,980
Flagship 2005-4A D	structured finance	CLO secured notes (4) (5) (11) (12) (5.06%, due June 1, 2017)	2,612,988	1,769,969	2,387,226
HarbourView CLO VI LTD 6 6X D	structured finance	CLO secured notes (4) (5) (11) (12) (4.01%, due December 27, 2019)	5,000,000	3,332,765	3,953,500
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes (4) (5) (6) (11) (12) (6.06%, due August 9, 2017)	6,345,091	3,805,058	5,994,208
Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes (4) (5) (11) (12) (4.86%, due May 9, 2018)	7,897,268	5,810,698	6,954,334
Landmark V CDO LTD 2005-1X B2L	structured finance	CDO senior secured notes (4) (5) (6) (11) (12) (5.56%, due June 1, 2017)	3,646,669	2,412,575	3,304,246
Lightpoint CLO VIII 2007-8A	structured finance	CDO secured notes (4) (5) (11) (12) (6.84%, due July 25, 2018)	5,000,000	3,084,107	4,779,500
Muir Grove CLO LTD 2007-1X E	structured finance	CDO secured notes (4) (5) (11) (12) (8.32%, due March 25, 2020)	7,690,915	6,826,284	7,690,915
Sargas CLO I LTD 2006-1X D	structured finance	CLO senior secured notes (4) (5) (11) (12) (4.31%, due August 27, 2020)	2,000,000	1,599,337	1,650,000
Total Collateralized Loan Obligation – Debt Investments				$45,895,998	$55,656,756	13.6%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012

COMPANY (1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE (2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited Pref	structured finance	CLO preferred equity (11) (12)	$—	$2,200,000	$4,400,000
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes (11) (12)	—	10,583,500	11,224,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes (11) (12)	—	4,050,000	4,150,000
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes (11) (12)	—	20,075,000	20,075,000
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes (11) (12)	—	4,355,000	5,760,000
Gale 2007-4A CLO Inc.	structured finance	CLO income notes (11) (12)	—	1,965,000	2,947,500
GSC Group CDO 2007-8X Sub	structured finance	CLO subordinated notes (11) (12)	—	4,110,000	6,300,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes (11) (12)	—	6,750,000	6,750,000
HarbourView CLO VI LTD 6 6A Sub	structured finance	CDO subordinated notes (11) (12)	—	3,639,870	3,889,600
Jersey Street 2006-1A CLO LTD Inc.	structured finance	CLO income notes (11) (12)	—	4,924,238	5,560,100
Kingsland LTD 2007-4X Sub	structured finance	CLO subordinated notes (11) (12)	—	402,500	537,500
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes (11) (12)	—	3,330,000	2,632,500
Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CDO subordinated notes (11) (12)	—	1,562,500	1,760,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes (11) (12)	—	10,934,215	11,117,470
Marlborough Street 2007-1A Inc.	structured finance	CLO income notes (11) (12)	—	1,739,000	2,068,000
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes (11) (12)	—	2,434,163	2,846,250
Rampart CLO 2007-1A Sub	structured finance	CDO subordinated notes (11) (12)	—	3,412,500	3,465,000
Sargas CLO 2006-1A Sub	structured finance	CDO subordinated notes (11) (12)	—	4,945,500	6,565,000
Stone Tower CLO LTD 2007-7X Sub	structured finance	CDO subordinated notes (11) (12)	—	6,265,000	7,210,000
Total Collateralized Loan Obligation – Equity Investments				$97,677,985	$109,257,920	26.7%
Common Stock
Algorithmic Implementations, Inc.	software	common stock	—	3,000,000	2,150,000
(d/b/a “Ai Squared”)
Integra Telecom Holdings, Inc.	telecommunication services	common stock (7)	—	1,712,397	2,203,403
Pegasus Solutions, Inc.	enterprise software	common equity (7)	—	62,595	37,719
Stratus Technologies, Inc.	computer hardware	common equity (7)	—	377,928	—
Total Common Stock Investments				$5,152,920	$4,391,122	1.1%
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock (7)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity (3) (14.00% PIK dividend)	—	1,446,874	2,273,481
Stratus Technologies, Inc.	computer hardware	preferred equity (7)	—	186,622	413,189
Total Preferred Equity Investments				$3,133,496	$2,686,670	0.7%
Warrants
Band Digital Inc.	IT consulting	warrants to purchase common stock (7)	—	—	—
(F/K/A “WHITTMANHART, Inc.”)
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock (7)	—	725,000	542,649
Total Warrants				$725,000	$542,649	0.1%
Total Investments				$651,337,706	$667,549,873	163.0%

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income - debt investments	$11,903,677	$8,710,252
Distributions from securitization vehicles and equity investments	8,753,204	5,549,647
Commitment, amendment fee income and other income	714,516	107,355
Total investment income from non-affiliated/non-control investments.	21,371,397	14,367,254
From control investments:
Interest income - debt investments	360,062	380,351
Total investment income from control investments	360,062	380,351
Total investment income	21,731,459	14,747,605
EXPENSES
Compensation expense	311,065	270,334
Investment advisory fees	4,097,471	2,143,357
Professional fees	637,188	790,827
Interest expense and other debt financing expenses	4,278,827	836,777
General and administrative	288,041	292,797
Total expenses before incentive fees	9,612,592	4,334,092
Net investment income incentive fees	1,252,310	1,193,330
Capital gains incentive fees	215,354	1,065,663
Total incentive fees	1,467,664	2,258,993
Total expenses	11,080,256	6,593,085
Net investment income	10,651,203	8,154,520
Net change in unrealized appreciation on investments	3,614,668	8,635,067
Net realized gains on investments	6,576,175	293,781
Net increase in net assets resulting from operations	$20,842,046	$17,083,368

Net increase in net assets resulting from net investment income per common share:
Basic	$0.23	$0.24
Diluted	$0.22	$0.24
Net increase in net assets resulting from operations per common share:
Basic	$0.46	$0.51
Diluted	$0.41	$0.51
Weighted average shares of common stock outstanding:
Basic	45,565,784	33,410,298
Diluted	55,598,936	33,410,298

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2013	Year Ended December 31, 2012

Increase in net assets from operations:
Net investment income	$10,651,203	$37,177,354
Net realized gains on investments	6,576,175	16,876,880
Net change in unrealized appreciation on investments	3,614,668	14,268,954

Net increase in net assets resulting from operations	20,842,046	68,323,188

Distributions to shareholders	(15,213,143)	(44,319,394)

Capital share transactions:
Issuance of common stock (net of offering costs of
$4,019,619 and $3,545,895, respectively)	110,422,545	78,426,107
Reinvestment of dividends	781,284	2,070,637

Net increase in net assets from capital share transactions	111,203,829	80,496,744

Total increase in net assets	116,832,732	104,500,538
Net assets at beginning of period	409,602,529	305,101,991
Net assets at end of period (including over distributed
net investment income of $8,836,084 and $4,274,144, respectively)	$526,435,261	$409,602,529
Capital share activity:
Shares sold	11,087,828	8,337,500
Shares issued from reinvestment of dividends	82,694	215,358

Net increase in capital share activity	11,170,522	8,552,858

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$20,842,046	$17,083,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts on investments	(1,231,087)	(1,374,281)
Amortization of discount on notes payable and deferred debt issuance costs	433,953	127,897
Increase in investments due to PIK	(220,543)	(197,665)
Purchases of investments	(196,843,592)	(40,847,413)
Repayments of principal and reductions to investment cost value	29,821,506	4,425,573
Proceeds from the sale of investments	17,626,524	8,982,745
Net realized gains on investments	(6,576,175)	(293,781)
Net change in unrealized appreciation on investments	(3,614,668)	(8,635,067)
Increase in interest and distributions receivable	(1,125,322)	(1,984,406)
(Increase) decrease in other assets	(229,604)	65,384
Increase (decrease) in accrued interest payable	1,165,195	(546,585)
Increase in investment advisory fee payable	418,873	440,889
(Decrease) increase in accrued capital gains incentive fee	(1,337,221)	1,065,663
Increase in accrued expenses	514,912	182,250
Net cash used by operating activities	(140,355,203)	(21,505,429)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(5,934,115)	11,407,408
Net cash (used) provided by investing activities	(5,934,115)	11,407,408
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable - TICC CLO 2012-1 LLC
(net of discount of $363,875)	$59,636,125	$-
Deferred debt issuance costs	(549,347)	-
Proceeds from the issuance of common stock	114,442,164	48,679,502
Offering expenses from the issuance of common stock	(4,019,619)	(2,645,162)
Distributions paid (net of stock issued under dividend reinvestment plan of
$781,284 and $475,760, respectively)	(14,431,859)	(9,704,837)
Net cash provided by financing activities	155,077,464	36,329,503

Net increase in cash and cash equivalents	8,788,146	26,231,482

Cash and cash equivalents, beginning of period	51,392,949	4,494,793

Cash and cash equivalents, end of period	$60,181,095	$30,726,275

NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$781,284	$475,760

SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$19,023,321	$-
Securities purchased not settled	$19,692,003	$30,016,336
Cash paid for interest	$2,679,678	$1,255,466

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”).

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA (sf) /Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA (sf) /Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A (sf) /A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB (sf) /Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR portion of the interest rates on the secured notes that were issued by the 2012 Securitization Issuer were measured on a six-month basis until February 2013. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million, pro rata across all classes, and subordinated notes of $20 million under the “accordion” feature of the debt securitization which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. TICC presently owns all of the subordinated notes, which totaled $60 million as of March 31, 2013. For further information on this securitization, see Note 4.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

ASC 820-10, Fair Value Measurements and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, substantially all of our investments are based upon “Level 3” inputs.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on factors that should be considered in determining when a previously active market becomes inactive and whether a transaction is orderly. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company’s assets measured at fair value on a recurring basis at March 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$17.1	$557.3	$574.4
Senior Unsecured Notes	0.0	0.0	5.3	5.3
CLO Debt	0.0	0.0	44.8	44.8
CLO Equity	0.0	0.0	192.3	192.3
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	11.5	11.5
Preferred Shares	0.0	0.0	2.1	2.1
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$17.1	$813.8	$830.9

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2013. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average
Corporate debt investments
syndicated	$548.4	market quotes	NBIB (1)	34.4% - 103.8%/97.5%
bilateral	14.2	valuation analysis (2) /	EBITDA (3)	$3.1 /ncm (6)
		enterprise value	market multiples (3)	3.30 - 6.50x/ncm (6)
			ICG (4)	3 - 5/3.0
CLO debt	44.8	market quotes	NBIB (1)	82.7% - 102.5%/89.6%
CLO equity	192.3	market quotes	NBIB (1)	53.0% - 115.0%/85.2%
Other investments	14.1	valuation analysis (2) /	EBITDA (3)	$3.1 - $178.1/ncm (6)
		enterprise value	market multiples (3)	5.5x - 7.50x/ncm (6)
			discount rates (5)	20% - 35.0%/ncm (6)
Total Fair Value for Level 3 Investments	$813.8

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.

(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2012:

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average
Corporate debt investments
syndicated	$470.3	market quotes	NBIB (1)	47.4% - 103.9%/98.3%
bilateral	14.9	valuation analysis (2) /	EBITDA (3)	$3.1 - $14.2/ncm (6)
		enterprise value	market multiples (3)	3.30 - 6.50x/ncm (6)
			ICG (4)	3 - 5/3.1
CLO debt	55.6	market quotes	NBIB (1)	78.0% - 100.0%/87.7%
CLO equity	109.3	market quotes	NBIB (1)	58.5% - 128.0%/90.9%
Other investments	7.6	valuation analysis (2) /	EBITDA (3)	$3.1 - $171.9/ncm (6)
		enterprise value	market multiples (3)	3.30 - 7.50x/ncm (6)
			discount rates (5)	20% - 35.0%/ncm (6)
Total Fair Value for Level 3 Investments	$657.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.

(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company's financial liabilities disclosed, but not carried, at fair value as of March 31, 2013 and the level of each financial liability within the fair value hierarchy.

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$99,922	$101,250	$—	$—	$101,250
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	129,923	131,340	—	—	131,340
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	14,430	14,963	—	—	14,963
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	16,230	17,164	—	—	17,164
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	14,610	15,671	—	—	15,671
2017 Convertible Notes	115,000	117,300			117,300
Total	$390,115	$397,688	$—	$—	$397,688

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the three months ended March 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized Gains included in earnings	0.8	0.6	5.2	0.0	0.0	0.0	0.0	0.0	6.6
Unrealized (depreciation) appreciation included in earnings	5.5	2.7	(3.0)	(4.8)	0.0	3.7	(0.7)	0.0	3.4
Accretion of discount	0.8	0.0	0.4	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	105.1	3.1	5.1	87.8	0.0	3.4	0.0	0.0	204.5
Repayments and Sales(1)	(40.1)	(1.1)	(18.5)	0.0	(0.1)	0.0	0.0	0.0	(59.8)
Payment in Kind income	0.1	0.0	0.0	0.0	0.0	0.0	0.1	0.0	0.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2013	$557.3	$5.3	$44.8	$192.3	$0.0	$11.5	$2.1	$0.5	$813.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$5.3	$2.7	$1.2	$(4.8)	$0.0	$3.7	$(0.7)	$0.0	$7.4

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

A reconciliation of the fair value of investments for the year ended December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales (1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)
Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$574.4	69.2%	$494.9	74.1%
Senior Unsecured Notes	5.3	0.6%	0.0	0.0%
CLO Debt	44.8	5.4%	55.6	8.3%
CLO Equity	192.3	23.1%	109.3	16.4%
Subordinated Notes	0.0	0.0%	0.1	0.0%
Common Stock	11.5	1.4%	4.4	0.7%
Preferred Shares	2.1	0.2%	2.7	0.4%
Warrants	0.5	0.1%	0.5	0.1%

Total	$830.9	100.0%	$667.5	100.0%

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31 2013, the Company’s asset coverage for borrowed amounts was 231%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of March 31, 2013 and December 31, 2012. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	March 31, 2013				December 31, 2012
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$99,922	(1)	$101,250	$101,250	$99,883	(1)	$101,250
TICC CLO 2012-1 LLC Class A-1 2023 Notes(2)	132,000	129,923	(1)	131,340	88,000	86,149	(1)	87,780
TICC CLO 2012-1 LLC Class B-1 2023 Notes(2)	15,000	14,430	(1)	14,963	10,000	9,455	(1)	9,875
TICC CLO 2012-1 LLC Class C-1 2023 Notes(2)	17,250	16,230	(1)	17,164	11,500	10,501	(1)	11,155
TICC CLO 2012-1 LLC Class D-1 2023 Notes(2)	15,750	14,610	(1)	15,671	10,500	9,347	(1)	10,382
Sub-total TICC CLO 2012-1, LLC	180,000	175,193		179,138	120,000	115,452		119,192
2017 Convertible Notes	115,000	115,000		117,300	115,000	115,000		113,131
	$396,250	$390,115		$397,688	$336,250	$330,335		$333,573

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,328, $2,077, $570, $1,020 and $1,140, respectively. As of December 31, 2012, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively.

(2)	The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature - refer to “Notes Payable – TICC CLO 2012-1 LLC,” below.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2013 were 4.11% and 8.20 years, respectively, and as of December 31, 2012 were 4.50% and 8.1 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by S&P and Moody’s, respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the March 31, 2013 consolidated statements of assets and liabilities. For the three months ended March 31, 2013, the Class A note holders were paid interest on the Class A notes of approximately $0.7 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of March 31, 2013, there were 48 investments in portfolio companies with a total fair value of approximately $230.2 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 1, 2013 and through January 24, 2013, the interest rate of 2.57% charged under the securitization was based on three-month LIBOR of 0.32%. Effective January 25, 2013 and through March 31, 2013, the interest rate of 2.55% charged under the securitization was based on three-month LIBOR of 0.30%. For the three months ended March 31, 2013, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.05%. For the three months ended March 31, 2013, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $760,360. Cash paid for interest during the three months ended March 31, 2012 was $663,758.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of March 31, 2013, the Company had deferred debt issuance costs of approximately $2.5 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. Amortization expense for the three months ended March 31, 2013 was approximately $114,000. Amortization expense for the three months ended March 31, 2012 was $128,000.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013, the TICC CLO 2012-1 issued additional secured notes totaling $60 million and subordinated notes totaling $20 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $180 million and were issued in four classes. The class A-1 notes have a current face amount of $132 million, are rated AAA (sf) /Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $15 million, are rated AA (sf) /Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $17.25 million, are rated A (sf) /A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $15.75 million, are rated BBB (sf) /Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $60 million as of March 31, 2013.

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

As of March 31, 2013, there were 47 investments in portfolio companies with a total fair value of approximately $217.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three months ended March 31, 2013, the effective annualized average interest rate, which includes amortization of discount and debt issuance costs on the securitization, was 3.62%. For the same period, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the notes under the securitization was $1,259,281 comprised of coupon interest expense ($1,089,856) and accreted discount ($105,149), as well as amortized deferred debt issuance costs ($64,276).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Effective February 25, 2013 and as of March 31, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.29%. The classes, interest rates, spread over LIBOR, stated interest expense and note discount expense are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Stated Interest Expense	Note Discount Expense
TICC CLO 2012-1 LLC Class A-1 Notes	2.03810%	175	$593,385	$44,792
TICC CLO 2012-1 LLC Class B-1 Notes	3.78810%	350	119,687	12,598
TICC CLO 2012-1 LLC Class C-1 Notes	5.03810%	475	180,566	22,497
TICC CLO 2012-1 LLC Class D-1 Notes	6.03810%	575	196,218	25,262
Total			$1,089,856	$105,149

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$132,000,000	$15,000,000	$17,250,000	$15,750,000	$60,000,000
Moody's Rating	“Aaa”	“Aa2”	“A2”	“Baa2”	N/A
Standard & Poor's Rating	“AAA”	“AA”	“A”	“BBB”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The accrued interest payable on the Convertible Notes during the first quarter of 2013 was approximately $4.4 million. Additionally, for the quarter ended March 31, 2013, the amortization of deferred issuance costs was approximately $151,000. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

November 2017 Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of March 31, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net increase in net assets resulting from net investment income	$10,651,203	$8,154,520
Weighted average common shares outstanding – basic	45,565,784	33,410,298
Earnings per common share - basic	$0.23	$0.24

Net increase in net assets resulting from net investment income, before adjustments	$10,651,203	$8,154,520
Adjustments for interest on convertible senior notes, deferred issuance costs, advisory fees and incentive fees	1,818,869	N/A
Net increase in net assets resulting from net investment income, as adjusted	$12,470,072	$8,154,520
Weighted average common shares outstanding – basic	45,565,784	33,410,298
Adjustments for dilutive effect of convertible notes	10,033,152	N/A
Weighted average common shares outstanding – diluted	55,598,936	33,410,298
Earnings per common share – diluted	$0.22	$0.24

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net increase in net assets resulting from operations	$20,842,046	$17,083,368
Weighted average common shares outstanding – basic	45,565,784	33,410,298
Earnings per common share - basic	$0.46	$0.51

Net increase in net assets resulting from operations, before adjustments	$20,842,046	$17,083,368
Adjustments for interest on convertible senior notes, deferred issuance costs, advisory fees and incentive fees	1,818,869	N/A
Net increase in net assets resulting from operations, as adjusted	$22,660,915	$17,083,368
Weighted average common shares outstanding – basic	45,565,784	33,410,298
Adjustments for dilutive effect of convertible notes	10,033,152	N/A
Weighted average common shares outstanding – diluted	55,598,936	33,410,298
Earnings per common share – diluted	$0.41	$0.51

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2012, 2011 and 2010 calendar years were 5.83% 7.01% and 7.69%, respectively. The current hurdle rate for the 2013 calendar year, calculated as of December 31, 2012, is 5.72%.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.3 million and $1.2 million for the quarters ended March 31, 2013 and 2012, respectively. The net investment income incentive fee payable to TICC Management as of March 31, 2013 and 2012, was approximately $1.3 million and $1.2 million, respectively.

For the quarter ended March 31, 2013, the capital gains incentive fee was approximately $215,000 compared with an expense of approximately $1.1 million for the quarter ended March 31, 2012. The amount of capital gains incentive fee related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of TICC’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee fluctuates with the Company’s overall investment results. The accrued capital gains incentive fee payable as of March 31, 2013 and 2012, was approximately $5.3 million and $2.2 million, respectively.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the Collateral Manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. Further, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves in the same capacities for Oxford Lane Capital Corp. and Oxford Lane Management and also serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to the Company or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, the Company’s best interests.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., T2 Income Fund CLO I Ltd. and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

For the quarters ended March 31, 2013 and 2012, respectively, TICC incurred base investment advisory fees of approximately $4.1 million and $2.1 million in accordance with the terms of the Investment Advisory Agreement, of which amounts $4.1 million and $2.1 million remained payable to TICC Management at the end of each respective period. For the quarters ended March 31, 2013 and 2012, respectively, TICC incurred approximately $311,000 and $270,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners, of which amounts approximately $191,000 and $150,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $22,000 and $16,000 for reimbursement of facility costs allocated under the Administration Agreement for the quarters ended March 31, 2013 and 2012, respectively, of which $6,600 and $0 remained payable at the end of each respective period.

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

On March 28, 2013, the Company paid a dividend of $0.29 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash. The plan was recently amended to provide a 5% discount for shares purchased under the dividend reinvestment plan.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2013 was $10.02, and at December 31, 2012 was $9.90. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2013 and 2012, the Company recorded approximately $221,000 and $198,000 in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $1.2 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount.

NOTE 10. OTHER INCOME

Other income includes primarily closing fees or origination fees associated with investments in portfolio companies. Such fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring.

For the three months ended March 31, 2013 and 2012, respectively, the Company recorded approximately $715,000 and $107,000 in other income.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2013 and 2012, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company also receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $8.8 million in such distributions during the quarter ended March 31, 2013, compared to approximately $5.5 million during the quarter ended March 31, 2012.

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2013 and 2012, respectively, are as follows:

	Three Months Ended March 31, 2013 (unaudited)	Three Months Ended March 31, 2012 (unaudited)

Per Share Data
Net asset value at beginning of period	$9.90	$9.30

Net investment income(1)	0.23	0.24
Net realized and unrealized capital gains	0.23	0.27

Total from net investment operations	0.46	0.51

Distributions per share from net investment income	(0.29)	(0.27)

Distributions based on weighted average share impact	(0.05)	(0.04)

Total distributions(2)	(0.34)	(0.31)

Effect of shares issued, net of offering expenses	-	-

Net asset value at end of period	$10.02	$9.50

Per share market value at beginning of period	$10.12	$8.65
Per share market value at end of period	$9.95	$9.74
Total return(3)	1.19%	15.72%
Shares outstanding at end of period	52,541,808	37,754,774
Ratios/Supplemental Data
Net assets at end of period (000’s)	526,465	358,515
Average net assets (000’s)	453,330	316,154
Ratio of expenses to average net assets:
Expenses before incentive fees(4)	8.48%	5.48%
Net investment income incentive fees(4)	1.11%	1.51%
Capital gains incentive fees(4)	0.19%	1.35%

Total ratio of expenses to average net assets(4)	9.78%	8.34%

Ratio of expenses, excluding interest expense, to average net assets(4)	6.00%	7.28%

Ratio of net investment income to average net assets(4)	9.40%	10.32%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.

(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.

(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Annualized.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 13. CASH AND CASH EQUIVALENTS

At March 31, 2013 and December 31, 2012, respectively, cash and cash equivalents consisted of:

	March 31, 2013	December 31, 2012
Cash Equivalents	$—	$—

Cash	60,181,095	51,392,949
Restricted Cash	27,174,623	21,240,508

Total Cash and Cash Equivalents	$87,355,718	$72,633,457

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for both of the Company’s debt securitization vehicles. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 14. COMMITMENTS

In the normal course of business, the Company enters into a variety of undertakings containing warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of March 31, 2013, the Company had commitments of approximately $14 million to purchase additional debt investments.

The Company is not currently subject to any material legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material impact upon its financial condition or results of operations.

NOTE 15. SUBSEQUENT EVENTS

On April 30, 2013, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 28, 2013 to shareholders of record as of June 14, 2013.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except where the context requires otherwise, the terms “TICC,” “Company,” “we,” “us” and “our” refer to TICC Capital Corp. together with its subsidiaries, TICC Capital Corp. 2011-1 Holdings LLC (“Holdings”), TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”) and TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”); “TICC Management” refers to TICC Management, LLC; and “BDC Partners” refers to BDC Partners, LLC.

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

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. On August 23, 2012, we completed our second such transaction, a $160.0 million debt securitization financing. On February 25, 2013, we completed the sale of $60.0 million of additional secured notes and $20 million of subordinated notes in connection with this transaction. On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. For more information about these transactions, see “— Liquidity and Capital Resources — Borrowings.”

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of March 31, 2013, our debt investments had stated interest rates of between 3.98% and 13.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 1 and 145 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.2% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended March 31, 2013, we recognized approximately $221,000 from PIK interest and dividend income associated with our investments in Pegasus Solutions, Inc. and Merrill Communications, LLC, compared to PIK interest of approximately $198,000 for the quarter ended March 31, 2012. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the quarter ended March 31, 2013, we closed approximately $216.5 million in portfolio investments, including additional investments of approximately $99.2 million in existing portfolio companies and approximately $117.3 million in new portfolio companies. During the quarter ended March 31, 2013, we recognized a total of $29.8 million from repayments on debt investments, and we recognized approximately $35.0 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended March 31, 2013 in the amount of approximately $6.6 million. For the quarter ended March 31, 2013, we had net unrealized appreciation of approximately $3.6 million.

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

ASC 820-10, Fair Value Measurements and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at March 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$17.1	$557.3	$574.4
Senior Unsecured Notes	0.0	0.0	5.3	5.3
CLO Debt	0.0	0.0	44.8	44.8
CLO Equity	0.0	0.0	192.3	192.3
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	11.5	11.5
Preferred Shares	0.0	0.0	2.1	2.1
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$17.1	$813.8	$830.9

A reconciliation of the fair value of investments for the three months ending March 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized Gains included in earnings	0.8	0.6	5.2	0.0	0.0	0.0	0.0	0.0	6.6
Unrealized (depreciation) appreciation included in earnings	5.5	2.7	(3.0)	(4.8)	0.0	3.7	(0.7)	0.0	3.4
Accretion of discount	0.8	0.0	0.4	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	105.1	3.1	5.1	87.8	0.0	3.4	0.0	0.0	204.5
Repayments and Sales(1)	(40.1)	(1.1)	(18.5)	0.0	(0.1)	0.0	0.0	0.0	(59.8)
Payment in Kind income	0.1	0.0	0.0	0.0	0.0	0.0	0.1	0.0	0.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2013	$557.3	$5.3	$44.8	$192.3	$0.0	$11.5	$2.1	$0.5	$813.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$5.3	$2.7	$1.2	$(4.8)	$0.0	$3.7	$(0.7)	$0.0	$7.4

(1) Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

A reconciliation of the fair value of investments for the year ended December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales (1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)
Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $830.9 million and $667.5 million as of March 31, 2013 and December 31, 2012, respectively. The increase in investments during the three month period was due primarily to new investments of approximately $216.5 million and net unrealized appreciation of approximately $3.6 million. These increases were partially offset by debt repayments and sales of securities totaling approximately $64.8 million. Funding for these new investments was provided by equity capital raises, the issuance by TICC CLO 2012-1 of additional secured notes totaling $60 million and the deployment of capital available as of December 31, 2012.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2013, we recognized approximately $35.0 million largely from the sales of our debt investment in SkillSoft Corporation ($5.0million), CHS Community Health Systems ($5.1 million) and aggregate proceeds from the sale of several of our CLO debt investments ($18.6 million), whereas for the year ended December 31, 2012, we recognized proceeds of approximately $191.2 million from the sales of securities. Also, during the quarter ended March 31, 2013, we had repayments and amortization payments of approximately $29.8 million, whereas, for the year ended December 31, 2012, we had repayments and amortization payments of approximately $69.3 million.

As of March 31, 2013, we had investments in debt securities of, or loans to, 72 portfolio companies, with a fair value of approximately $624.5 million, and equity investments in 34 portfolio companies, with a fair value of approximately $206.4 million. As of December 31, 2012, we had investments in debt securities of, or loans to, 73 portfolio companies, with a fair value of approximately $550.6 million, and equity investments in 26 portfolio companies, with a fair value of approximately $116.9 million.

A reconciliation of the investment portfolio for the three months ended March 31, 2013 and the year ended December 31, 2012 follows:

	March 31, 2013	December 31, 2012
	(dollars in millions)	(dollars in millions)

Beginning Investment Portfolio	$667.5	$391.5
Portfolio Investments Acquired	216.5	494.6
Debt repayments	(29.8)	(191.2)
Sales of securities	(35.0)	(69.3)
Payment in Kind	0.2	4.9
Original Issue Discount(1)	1.3	5.8
Net Unrealized Appreciation	3.6	14.3
Net Realized Gains	6.6	16.9
	$830.9	$667.5

(1) table includes rounding adjustments to reconcile period balances.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

	New Investments	Debt Repayments	Sales of Securities
Quarter ended	(dollars in millions)	(dollars in millions)	(dollars in millions)
March 31, 2013	$216.5	$29.8	$35.0
Total	$216.5	$29.8	$35.0

December 31, 2012	$247.0	$75.3	$48.8
September 30, 2012	128.0	45.3	9.0
June 30, 2012	62.1	66.2	2.5
March 31, 2012	57.5	4.4	9.0
Total	$494.6	$191.2	$69.3

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$574.4	69.2%	$494.9	74.1%
Senior Unsecured Notes	5.3	0.6%	0.0	0.0%
CLO Debt	44.8	5.4%	55.6	8.3%
CLO Equity	192.3	23.1%	109.3	16.4%
Subordinated Notes	0.0	0.0%	0.1	0.0%
Common Stock	11.5	1.4%	4.4	0.7%
Preferred Shares	2.1	0.2%	2.7	0.4%
Warrants	0.5	0.1%	0.5	0.1%

Total	$830.9	100.0%	$667.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012

	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$237.0	28.5%	$164.9	24.7%
Financial intermediaries	72.7	8.8%	65.2	9.8%
Business services	71.3	8.6%	60.7	9.1%
Enterprise software	55.6	6.7%	50.9	7.6%
Retail	45.2	5.4%	39.6	5.9%
Telecommunication services	43.1	5.2%	32.8	4.9%
Software	35.7	4.3%	35.9	5.4%
Printing and publishing	34.2	4.1%	7.8	1.2%
Web hosting	34.1	4.1%	36.9	5.5%
Consumer services	25.5	3.1%	24.1	3.6%
Healthcare	24.5	3.0%	27.7	4.2%
IT consulting	22.0	2.6%	22.0	3.3%
Education	16.8	2.0%	14.9	2.2%
IT outsourcing	15.3	1.8%	15.0	2.2%
Auto parts manufacturer	12.8	1.5%	12.9	1.9%
Travel	10.6	1.3%	0.0	0.0%
Radio and television	10.4	1.2%	0.0	0.0%
Logistics	10.0	1.2%	9.9	1.5%
Computer hardware	9.9	1.2%	9.9	1.5%
Grocery	8.9	1.1%	3.7	0.6%
Insurance	8.1	1.0%	8.0	1.2%
Clothing	4.7	0.6%	0.0	0.0%
Electronics	4.5	0.5%	4.7	0.7%
Medical services	4.0	0.5%	4.0	0.6%
Pharmaceutical	3.5	0.4%	3.5	0.5%
Shipping and transportation	3.4	0.4%	3.4	0.5%
Advertising	2.6	0.3%	2.9	0.4%
Utlities	2.5	0.3%	2.5	0.4%
Packaging and glass	1.5	0.2%	0.0	0.0%
IT value-added reseller	0.5	0.1%	0.7	0.1%
Digital media	0.0	0.0%	3.0	0.5%
Interactive voice messaging services	0.0	0.0%	0.0	0.0%

Total	$830.9	100.0%	$667.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March, 2013 and December 31, 2012, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2013, and December 31, 2012, our debt investment portfolio was graded as follows:

		March 31, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	555.5	85.6%	551.2	88.3%
3	Closer monitoring is required. Full repayment of principal and interest is expected	65.1	10.0%	65.3	10.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected	28.2	4.4%	8.0	1.3%

		$648.8	100.0%	$624.5	100.0%

		December 31, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	495.5	86.7%	483.3	87.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	59.7	10.4%	59.1	10.7%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	6.4	1.1%	5.5	1.0%
5	A loss of some portion of principal is expected.	10.3	1.8%	2.8	0.5%
		$571.9	100.0%	$550.7	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

During the quarter ending March 31, 2013, we purchased an additional $17.8 million par value of RBS International Direct Marketing, at a price of approximately 32% of par value. At the time of the purchase, the loan was expected to be on non-accrual status and was graded a 5.

Further discussion regarding the other investments which experienced significant unrealized depreciation is presented in “Results of Operations.”

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012.

Investment Income

As of March 31, 2013, our debt investments had stated interest rates of between 3.98% and 13.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 1 and 145 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.2% including GenuTec Business Solutions, Inc., compared with 11.6% as of March 31, 2012. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended March 31, 2013 was approximately $21.7 million compared to approximately $14.7 million for the three months ended March 31, 2012. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of March 31, 2013 and March 31, 2012 was approximately $620.6 million and $414.9 million, respectively. For the quarter ended March 31, 2013, investment income consisted of approximately $10.8 million in cash interest from portfolio investments, approximately $1.2 million in amortization of original issue and market discount, approximately $8.8 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $0.2 million in PIK interest income.

For the quarter ended March 31, 2013 we had two loans on non-accrual status, Band Digital and RBS International Direct Marketing. During the quarter we purchased an additional $17.8 million par value of RBS’ first lien term loan, at a price of approximately 32% of par value.  At the time of the purchase, the loan was expected to be on non-accrual status. While we do not generally focus on distressed debt investments, we have been and remain open to those opportunities where the potential for highly attractive risk-adjusted returns exist.

For the quarter ended March 31, 2013, fee income of approximately $715,000 was recorded, compared to fee income of approximately $107,000 for the quarter ended March 31, 2012. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the quarter ended March 31, 2013 were approximately $11.1 million, which includes the accrued capital gains incentive fee of approximately $215,000.

Expenses before incentive fees, for the quarter ended March 31, 2013, were approximately $9.6 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $5.3 million from the quarter ended March 31, 2012, attributable primarily to higher interest expense associated with the senior notes issued under our debt securitization transactions and convertible notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended March 31, 2012 were approximately $4.3 million.

The investment advisory fee for the first quarter of 2013 was approximately $4.1 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2012 was approximately $2.1 million. The increase of approximately $2.0 million is due to an increase in average gross assets. At each of March 31, 2013 and December 31, 2012, respectively, approximately $4.1 million and $4.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the first quarter of 2013 was approximately $4.3 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the first quarter of 2012 was approximately $837,000.

TICC CLO LLC

In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable on these notes during the first quarter of 2013 was approximately $474,000. Additionally, for the quarter ended March 31, 2013, the amortization of discount on the issued notes was approximately $39,000 and the amortization of deferred debt issuance costs was approximately $75,000. At December 31, 2012, interest expense of approximately $491,000 million remained payable.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013, the TICC CLO 2012-1 issued additional secured notes totaling $60 million and subordinated notes totaling $20 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $180 million and were issued in four classes. The class A-1 notes have a current face amount of $132 million, are rated AAA (sf) /Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $15 million, are rated AA (sf) /Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $17.25 million, are rated A (sf) /A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $15.75 million, are rated BBB (sf) /Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $60 million as of March 31, 2013. For further information on this securitization, see Note 4.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the first quarter of 2013 was approximately $494,000. Additionally, for the quarter ended March 31, 2013, the aggregate amortization of discount on the issued notes of the 2012 Securitization Issuer was approximately $105,000 and the amortization of deferred debt issuance costs was approximately $64,000.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The accrued interest payable on the Convertible Notes during the first quarter of 2013 was approximately $4.4 million. Additionally, for the quarter ended March 31, 2013, the amortization of deferred issuance costs was approximately $151,000.

The table below summarizes the components of interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$646.7	$39.1	$74.6	$760.4	$708.9	$52.5	$75.4	$836.8
TICC CLO 2012-1 LLC Class A-1 Notes	593.4	44.8	-	638.2	-	-	-	-
TICC CLO 2012-1 LLC Class B-1 Notes	119.7	12.6	-	132.3	-	-	-	-
TICC CLO 2012-1 LLC Class C-1 Notes	180.5	22.5	-	203.0	-	-	-	-
TICC CLO 2012-1 LLC Class D-1 Notes	196.2	25.3	-	221.5	-	-	-	-
TICC CLO 2012-1 amortization of deferred debt	-	-	64.2	64.2	-	-	-	-
2017 Convertible Notes	2,108.3	-	150.9	2,259.2	-	-	-	-
Total	$3,844.8	$144.3	$289.7	$4,278.8	$708.9	$52.5	$75.4	$836.8

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $637,000 for the quarter ended March 31, 2013, compared to approximately $791,000 for the quarter ended March 31, 2012. This decrease was the result of legal fees which were lower by approximately $283,000 and valuation costs which were lower by approximately $26,000, partially offset by audit fees which were higher by approximately $158,000.

Compensation expenses were approximately $311,000 for the quarter ended March 31, 2013 compared to approximately $270,000 for the quarter ended March 31, 2012 reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At March 31, 2013 and December 31, 2012, respectively, approximately $191,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $288,000 for the three months ended March 31, 2013 compared to approximately $293,000 for the same period in 2012. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first quarter of 2013 was approximately $1.3 million compared to $1.2 million in the first quarter of 2012. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the first quarter ended March 31, 2013 was approximately $215,000. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $5.3 million capital gains incentive fee accrual as of March 31, 2013 relates entirely this hypothetical liquidation calculation. For the quarter ended March 31, 2012, an expense of approximately $1.1 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2013, we recorded net realized gains on investments of approximately $6.6 million, which primarily represents the gain on the sale of several of our CLO debt investments which totaled approximately $5.2 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2013, we had net unrealized appreciation of approximately $3.6 million, comprised of $16.0 million in gross unrealized appreciation, $8.4 million in gross unrealized depreciation and approximately $4.0 million relating to the reversal of prior period net unrealized appreciation as investments were realized. During the quarter, Merrill Communications completed a capital restructuring. The Company's original investment in Merrill's second lien term loan was partially paid down, and the balance converted into an unsecured PIK note and common equity. As a result of this restructuring, the Company recognized approximately $576,000 in realized gains and $7.3 million in unrealized appreciation. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2013 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Merrill Communications, LLC	$7.3
Jackson Hewitt, Inc	1.3
SourceHov, LLC	1.1
Halcyon Loan Advisors Funding	0.5
Lightpoint CLO 2005-3X	0.5
Emporia CLO 2007 3A E	0.5
Roundys Supermarkets, Inc	0.4
Sargas CLO 2006 -1A	(0.5)
Jersey Street 2006-1A CLO LTD	(0.5)
Rampart 2007-1A CLO	(0.6)
Flagship 2005-4A D	(0.6)
Canaras CLO Equity - 2007-1A, 1X	(0.8)
CIFC CLO - 2006-1A B2L	(0.8)
Pegasus Solutions, Inc.	(0.9)
Landmark V CDO LTD	(0.9)
Nextag, Inc.	(0.9)
Lightpoint CLO VII LTD 2007-7	(1.1)
Stone Tower CLO LTD 2007 7X	(1.3)
Lightpoint CLO 2007-8A	(1.7)
Net all other	2.6
Total	$3.6

For the quarter ended March 31, 2012, we recorded net realized gains on investments of approximately $294,000.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended March 31, 2013 and 2012 was $10.7 million and $8.2 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as higher management fees (which are comprised of the base management fee and the net investment income incentive fee).

Excluding the impact of the capital gains incentive fee of approximately $215,000, core net investment income for the quarter ended March 31, 2013 was approximately $10.9 million compared to approximately $9.2 million for the same period in 2012.

Based on weighted-average shares outstanding of 45,565,784 (basic) and 55,598,936 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended March 31, 2013 was approximately $0.23 (basic) and $0.22 (diluted), compared to approximately $0.24 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.24 (basic) and $0.23 (diluted), compared to $0.28 per share (basic and diluted), for the same period in 2012.

Please see “—Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $20.8 million for the quarter ended March 31, 2013, compared to a net increase of approximately $17.1 million for the comparable period in 2012. This increase was attributable to greater realized gains, an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees. This increase was partially offset by greater interest expense, increased management fees as well as lower unrealized appreciation.

Based on weighted-average shares outstanding of 45,565,784 (basic) and 55,598,936 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2013 was approximately $0.46 (basic) and approximately $0.41 (diluted), compared to a net increase in net assets resulting from operations of approximately $0.51 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have remained at $0.46 (basic) and $0.41 (diluted), compared to $0.54 per share (basic and diluted) for the same period in 2012.

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

The following tables provide a reconciliation of net investment income to core net investment income (for the months ended March 31, 2013 and 2012, respectively):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$10,651,203	$0.234	$8,154,520	$0.244
Capital gains incentive fee	215,354	0.005	1,065,663	0.032
Core net investment income	$10,866,557	$0.239	$9,220,183	$0.276

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three months ended March 31, 2013 and 2012, respectively):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$20,842,046	$0.457	$17,083,368	$0.511
Capital gains incentive fee	215,354	$0.005	1,065,663	0.032
Core net increase in net assets resulting from operations	$21,057,400	$0.462	$18,149,031	$0.543

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Ratio of core net investment income to average net assets, for the three month periods ended March 31, 2013 and 2012, respectively	9.59%	11.67%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three month periods ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Ratio of net investment income to average net assets	9.40%	10.32%
Ratio of capital gain incentive fee to average net assets	0.19%	1.35%
Ratio of core net investment income to average net assets	9.59%	11.67%

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2013, we issued approximately 11.1 million shares in two equity offerings and in connection with an “at-the-market” share issuance plan.

During the three months ended March 31, 2013, cash and cash equivalents increased from approximately $51.4 million at the beginning of the period to approximately $60.2 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “—Results of Operations,” was approximately $140.4 million, largely reflecting purchases of new investments of approximately $196.8 million partially offset by proceeds from principal repayments and sales of investments of approximately $47.4 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $155.1 million reflecting primarily the net proceeds of approximately $59.1 million from the February 11, 2013 sale of $60.0 million of incremental senior debt in connection with the collateralized loan obligation transaction that originally closed on August 23, 2012 and $110.4 million resulting from two equity offerings and participation in an “at-the-market” share issuance plan, partially offset by the distribution of dividends and deferred debt issuance costs.

Equity Follow-On Offerings

On February 11, 2013, we completed a public offering of 6,325,000 shares of our common stock at a public offering price of $10.36 per share for total gross proceeds of approximately $65.5 million.

On March 22, 2013, we completed a public offering of 3,450,000 shares of our common stock at a public offering price of $10.20 per share for total gross proceeds of approximately $35.2 million.

“At-the-Market” Share Issuance Plan

During the first quarter of 2013, we sold 1,312,828 shares of our common stock pursuant to an “at-the-market” share issuance plan. Barclays Capital Inc. acted as the sales agent. The total amount of capital raised under these issuances was approximately $13.7 million and net proceeds were approximately $13.5 million after deducting sales agent’s commissions and offering expenses. We have used, and will continue to use, the net proceeds from these offerings for investing in debt or equity securities, and other general corporate purposes.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “–Overview”. We incurred approximately $4.1 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $288,000 for administrative services for the three months ended March 31, 2013.

TICC CLO is obligated to repay the notes issued in connection with the debt securitization financing that we completed in August 2011. The notes of the 2011 Securitization Issuer mature in 2021, in the total amount of $101,250,000. There are no amortization payments due on the notes of the 2011 Securitization Issuer prior to maturity. See “Borrowings” below.

TICC CLO 2012-1 is obligated to repay the notes issued in connection with the debt securitization financing that we completed in August 2012 and February 2013. The notes of the 2012 Securitization Issuer mature in 2023, in the total amount of $180,000,000. There are no amortization payments due on the notes of the 2012 Securitization Issuer prior to maturity. See “Borrowings” below.

TICC is obligated to repay the Convertible Notes, which mature in 2017, in the total amount of $115,000,000, unless previously converted in accordance with their terms.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the March 31, 2013 consolidated statements of assets and liabilities. For the three months period ended March 31, 2013, the Class A note holders were paid interest on the Class A notes of approximately $0.7 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013, the TICC CLO 2012-1 issued additional secured notes totaling $60 million and subordinated notes totaling $20 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $180 million and were issued in four classes. The class A-1 notes have a current face amount of $132 million, are rated AAA (sf) /Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $15 million, are rated AA (sf) /Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $17.25 million, are rated A (sf) /A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $15.75 million, are rated BBB (sf) /Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $60 million as of March 31, 2013. For further information on this securitization, see Note 4.

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since the beginning of 2010:

Date Declared	Record Date	Payment Date	Amount

Fiscal 2013
April 30, 2013	June 14, 2013	June 28, 2013	$0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$0.58

Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27

Total (2012)			$1.12	(1)

Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24

Total (2011)			$0.99	(1)

Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	$0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2001	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15

Total (2010)			$0.81	(1)

(1)	Distributions for the fiscal years ended December 31, 2012, 2011 and 2010 were funded from undistributed net investment income.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the collateral manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and T2 Income Fund CLO I Ltd in view of the potential conflicts of interest raised by the relationships described above.

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

RECENT DEVELOPMENTS

On April 30, 2013, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 28, 2013 to shareholders of record as of June 14, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, five debt investments in our portfolio were at a fixed rate, and the remaining eighty-three debt investments were at variable rates, representing approximately $33.3 million and $615.4 million in principal debt, respectively. At March 31, 2013, $590.8 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2013. We have also assumed outstanding borrowings, which bear interest at variable rates, of $281,250,000. Under this analysis, net investment income would decrease by approximately $1.9 million on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $9.7 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. It should also be noted that as the available cash is invested, the impact of this analysis will change. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013, the TICC CLO 2012-1 issued additional secured notes totaling $60 million and subordinated notes totaling $20 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. If the same classes of secured notes are to be issued, the increase must be pro rata to the existing secured and subordinated notes, and is limited to a total increase of $160 million in total size. Alternatively, the special purpose vehicle may issue a class of secured notes that is pari passu to the class D-1 notes or junior to all secured classes, without a cap on the amount of the notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $180 million and were issued in four classes. The class A-1 notes have a current face amount of $132 million, are rated AAA (sf) /Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $15 million, are rated AA (sf) /Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $17.25 million, are rated A (sf) /A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $15.75 million, are rated BBB (sf) /Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $60 million as of March 31, 2013.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder (1)	(20.0)%	(11.5)%	(2.9)%	5.6%	14.2%

(1)	Assumes $953.2 million in total assets and $396.3 million in total debt outstanding, which reflects our total assets and total debt outstanding as of March 31, 2013, and a cost of funds of approximately 4.11%.

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

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the Collateral Manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. Further, Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy, the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of TICC Management, BDC Partners and TICC, serves in the same capacities for Oxford Lane Capital Corp. and Oxford Lane Management and also serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp., T2 Income Fund CLO Ltd. and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no other material changes during the three months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2013, we issued a total of 82,694 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $781,284.

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

10.16	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

———————————————

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: May 9, 2013	By:	/ s / Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/ s / Patrick F. Conroy
Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)

