Form 10-Q
period 2013-06-30
TICC Capital Corp.
filed 2013-08-08
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 6, 2013 was 52,632,665.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Non-affiliated/non-control investments (cost: $885,250,679 @ 6/30/13; $634,081,527 @ 12/31/12)	$889,523,855	$651,099,873
Control investments (cost: $16,987,907 @ 6/30/13; $17,256,179 @ 12/31/12)	16,150,000	16,450,000
Total investments at fair value (cost: $902,238,586 @ 6/30/13; $651,337,706 @ 12/31/12)	905,673,855	667,549,873
Cash and cash equivalents	28,009,607	51,392,949
Restricted cash	73,011,753	21,240,508
Deferred debt issuance costs	8,628,908	8,154,925
Interest and distributions receivable	6,850,531	5,986,122
Securities sold not settled	2,725,910	1,516,875
Other assets	349,010	181,788
Total assets	$1,025,249,574	$756,023,040
LIABILITIES
Accrued interest payable	$2,573,422	$4,234,376
Investment advisory fee payable to affiliate	6,264,303	4,930,908
Accrued capital gains incentive fee to affiliate	2,380,817	6,617,810
Securities purchased not settled	49,462,219	—
Accrued expenses	850,903	302,971
Notes payable – TICC CLO LLC, net of discount	99,961,243	99,882,627
Notes payable – TICC CLO 2012-1 LLC, net of discount	235,413,949	115,451,819
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	511,906,856	346,420,511
COMMITMENTS (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 52,632,665 and 41,371,286 issued and outstanding, respectively	526,327	413,713
Capital in excess of par value	562,936,096	451,157,297
Net unrealized appreciation on investments	3,435,269	16,212,167
Accumulated net realized losses on investments	(45,437,685)	(53,906,504)
Distributions in excess of investment income	(8,117,289)	(4,274,144)
Total net assets	513,342,718	409,602,529
Total liabilities and net assets	$1,025,249,574	$756,023,040
Net asset value per common share	$9.75	$9.90

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con-Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 6, 2019)	$6,650,000	$6,618,479	$6,530,965
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	14,000,000	13,987,907	14,000,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.27%, due November 22, 2017)	7,400,000	7,270,685	7,393,414
		second lien senior secured notes(4)(5)(9) (11.00%, due November 22, 2018)	18,000,000	17,749,599	17,921,340
Berlin Packaging	packaging	second lien senior secured notes(4)(6) (8.75%, due April 2, 2020)	1,500,000	1,478,074	1,507,500
Blue Coat System, Inc.	software	second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,850,000	14,850,000
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(10) (4.25%, due May 9, 2020)	7,000,000	6,965,369	6,874,000
Cunningham Lindsey Group Inc.	insurance	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due December 10, 2019)	3,980,000	3,942,693	3,960,896
		second lien senior secured notes(4)(5) (9.25%, due June 10, 2020)	3,118,182	3,088,683	3,149,364
Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.00%, due October 10, 2018)	4,626,750	4,599,900	4,605,559
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,880,598	10,066,700
Digital Generation, Inc. (F/K/A “DG Fastchannel, Inc.”)	advertising	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due July 26, 2018)	5,328,912	5,269,551	5,244,555
Drew Marine Partners	shipping and transportation	first lien senior secured notes(4)(5)(6)(9) (6.25%, due September 1, 2014)	3,325,000	3,301,388	3,328,325
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due May 17, 2018)	6,706,098	6,633,764	6,706,098
Endurance International Group,	web hosting	first lien senior secured notes(4)(5)(6)(9)(10)(14) (6.25%, due November 9, 2019)	9,950,000	9,853,317	9,987,313
		second lien senior secured notes(4)(5)(14) (10.25%, due May 9, 2020)	18,000,000	17,830,387	18,090,000
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 4, 2018)	3,980,000	3,984,603	3,989,114
		second lien senior secured notes(4)(5)(10) (10.75%, due April 12, 2019)	15,000,000	14,723,503	15,037,500
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.19%, due March 23, 2017)	16,050,721	15,992,259	15,664,541
		tranche B term loan(4)(9)(10) (5.19%, due September 24, 2018)	880,952	880,952	857,827
Genutec Business Solutions	interactive voice messaging services	senior secured notes(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,211,014	—
Global Tel Link Corp	telecommunication services	second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,842,465	12,718,290
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (4.50%, due April 3, 2017)	8,199,413	8,116,702	8,168,665
GXS Worldwide, Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,943,358	8,150,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,460,870	3,460,870	3,465,196
Healogics, Inc. (F/K/A “National Healing Corp.”)	healthcare	senior secured notes(4)(5)(6)(10) (5.25%, due February 5, 2019)	3,325,000	3,309,245	3,329,156
		second lien senior secured notes(4)(10) (9.25%, due February 5, 2020)	4,000,000	3,961,465	4,060,000
Help/Systems Holdings, Inc.	software	senior secured notes(4)(5)(9)(10) (5.50%, due June 28, 2019)	15,000,000	14,850,000	14,850,000
		second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,775,000	14,775,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 5, 2018)	$4,176,869	$4,142,661	$4,190,778
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 3, 2018)	6,684,258	6,660,297	6,667,547
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(10) (7.25%, due May 1, 2019)	8,000,000	7,851,009	7,860,000
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.00%, due August 19, 2018)	4,421,699	4,289,232	4,429,437
InfoNXX, Inc	telecommunication services	second lien senior secured notes(4)(5)(6)(9) (6.45%, due December 1, 2013)	3,360,000	3,326,107	3,291,624
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)	7,461,300	7,411,024	7,457,569
		second lien senior secured notes(4) (9.75%, due February 22, 2020)	7,000,000	7,000,000	7,157,500
Jackson Hewitt Tax Service, Inc.	consumer services	second lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 16, 2017)	24,218,750	23,330,744	23,401,367
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 1, 2017)	4,912,563	4,912,563	4,949,407
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(10)(14) (7.25%, due March 8, 2018)	13,965,000	13,898,382	13,999,913
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (5.75%, due March 30, 2018)	2,452,014	2,409,533	2,452,014
Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due August 17, 2019)	9,541,573	9,438,183	9,261,337
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	8,518,500	8,489,838	8,550,444
National Vision, Inc.	retail	senior secured term B notes(4)(5)(6)(9)(10) (7.00%, due August 2, 2018)	5,266,667	5,214,654	5,315,120
New Breed Logistics	logistics	senior secured term B notes(4)(5)(9)(10) (6.00%, due October 1, 2019)	9,950,000	9,940,818	9,925,125
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)(10) (9.25%, due January 27, 2016)	13,975,956	13,514,351	12,857,880
Otter Products, LLC	chemicals and plastics	first lien senior secured notes(4)(5)(9)(10) (5.25%, due April 30, 2020)	15,040,000	15,040,983	15,058,800
Packaging Coordinators, Inc.	packaging and containers	first lien senior secured notes(4)(5)(10) (5.50%, due May 10, 2020)	5,000,000	4,975,000	5,025,000
Pegasus Solutions, Inc.	enterprise software	second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	3,000,000	2,910,439	2,715,000
Petco, Inc.	retail	senior secured notes(4)(5)(6)(9) (4.00%, due November 24, 2017)	4,924,242	4,747,634	4,915,034
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (4.75%, due February 12, 2017)	2,947,688	2,929,354	2,947,688
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 31, 2017)	9,925,000	9,898,559	9,776,125
Radnet Management, Inc.	medical services	senior secured notes(4)(6)(10) (4.25%, due October 10, 2018)	3,970,005	3,981,624	3,966,710
RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(6)(7)(9)(13) (0%, due March 23, 2017)	22,656,609	10,330,566	7,986,455
Renaissance Learning	education	senior secured notes(4)(5)(6)(9)(10) (5.75%, due November 13, 2018)	9,925,000	9,851,938	9,937,406
Renfro Corporation	clothing	senior secured notes(4)(6)(9)(10) (5.75%, due January 30, 2019)	4,655,000	4,683,768	4,655,000
Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11) (5.75%, due February 13, 2019)	8,932,093	8,591,317	8,701,377
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	senior secured notes(4)(5)(6)(9) (7.00%, due December 7, 2018)	4,156,250	4,116,246	4,192,825

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(9) (4.75%, due April 30, 2020)	$4,000,000	$3,960,750	$3,962,520
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	6,400,000	6,368,175	6,404,032
Sedgwick Claims Management Services, Inc.	insurance	first lien senior secured notes(4)(10) (4.25%, due June 12, 2018)	2,000,000	2,000,000	2,000,000
		second lien senior secured notes(4)(5)(10) (8.00%, due December 12, 2018)	1,500,000	1,492,500	1,503,750
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10) (6.00%, due February 8, 2019)	8,278,400	8,336,298	8,299,096
		second lien senior secured notes(4)(5)(10) (10.00%, due July 12, 2019)	2,000,000	1,971,109	2,055,000
Six3 Systems, Inc.	IT consulting	term B senior secured notes(4)(5)(6)(9)(10) (7.00%, due October 4, 2019)	10,945,000	10,856,850	11,109,175
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10) (5.00%, due May 26, 2017)	2,776,306	2,792,104	2,786,717
Source Hov, LLC	business services	first lien senior secured notes(4)(10) (5.25%, due April 30, 2018)	4,800,000	4,800,000	4,821,600
		second lien senior secured notes(4)(10) (8.75%, due April 30, 2019)	2,000,000	2,000,000	2,012,000
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10) (8.50%, due November 13, 2018)	7,960,000	7,886,349	7,960,000
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.76%, due February 1, 2018)	2,585,000	2,540,823	2,591,463
STG-Fairway Acqusitions, Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,351,563	9,261,689	9,281,426
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(6)(9) (12.00%, due March 29, 2015)	9,282,000	8,891,705	9,282,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.25%, due November 16, 2018)	4,987,500	4,941,641	4,999,969
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,037,244	11,193,750
Technimark LLC	chemicals and plastics	senior secured notes(4)(5)(9)(10) (5.50%, due April 17, 2019)	15,114,286	15,057,506	15,189,857
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	10,000,000	9,913,114	10,050,000
Travelclick Inc	travel	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 16, 2016)	10,556,096	10,507,457	10,661,657
Trinet Group, Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due October 24, 2018)	7,468,753	7,446,098	7,450,081
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (11.75%, due April 15, 2018)	11,227,775	10,991,178	10,273,414
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes(4)(5)(6)(10) (4.50%, due November 30, 2017)	3,491,139	3,491,139	3,484,611
Vision Solutions	software	second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,929,164	9,800,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due October 25, 2019)	4,975,000	4,905,285	4,965,697
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,811,325	10,037,500
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.79%, due June 29, 2017)	15,300,924	15,233,559	15,230,846
Web.Com Group, Inc.	web hosting	senior secured notes(4)(5)(6)(9)(10)(11) (5.50%, due October 27, 2017)	5,677,266	5,625,992	5,710,365
Total Senior Secured Notes				$647,307,707	$644,042,326	125.5%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (10%, due March 8, 2023)	5,501,851	2,663,681	5,309,286
Total Senior Unsecured Notes				$2,663,681	$5,309,286	1.0%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Debt Investments
Carlyle Global Market Strategies 2013-2A F	structured finance	CLO secured notes(4)(5)(11)(12) (5.71%, due April 18, 2025)	$6,000,000	$5,111,359	$5,151,600
Catamaran CLO LTD 2012-1A F	structured finance	CLO secured notes(4)(5)(11)(12) (6.52%, due December 20, 2023)	6,000,000	5,047,307	5,310,000
CIFC Funding 2013-II, Ltd.	structured finance	CLO secured notes(4)(5)(11)(12) (6.08%, due July 18, 2025)	4,000,000	3,581,007	3,580,000
Emporia Preferred Funding III CLO 2007-3A, 3X E	structured finance	CLO secured notes(4)(5)(11)(12) (3.98%, due April 23, 2021)	10,991,000	7,948,073	8,921,395
HarbourView CLO 2006-1 LTD 6X D	structured finance	CLO secured notes(4)(5)(11)(12) (3.98%, due December 27, 2019)	5,000,000	3,414,571	4,250,500
Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(11)(12) (4.84%, due May 9, 2018)	7,897,268	5,942,513	7,542,681
Muir Grove CLO LTD 2007-1X E	structured finance	CDO secured notes(4)(5)(11)(12) (8.28%, due March 25, 2020)	7,690,915	6,867,143	7,614,005
Telos CLO 2013-3 Ltd. Class F	structured finance	CDO secured notes(4)(5)(11)(12) (5.88%, due January 17, 2024)	3,000,000	2,716,359	2,586,300
Total Collateralized Loan Obligation – Debt Investments				$40,628,332	$44,956,481	8.8%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited Pref	structured finance	CLO preferred equity(11)(12)	—	2,200,000	3,550,000
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	10,248,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	3,900,000
AMMC CLO XII, Limited 2013-12 Sub	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	9,949,500
Apidos 2013-3A Sub	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,569,719
ARES XXVI CLO Ltd. 2013-26 Sub	structured finance	CLO subordinated notes(11)(12)	—	15,234,375	15,187,500
Benefit Street Partners CLO II Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,870,000	12,870,000
Carlyle Global Market Strategies 2013-2A Sub	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	8,579,375
Cedar Funding II CLO Ltd. 2013-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	15,656,250	15,656,250
Columbus Park CDO Ltd. 2008-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	8,150,000	8,500,000
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	17,600,000
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes(11)(12)	—	4,355,000	4,320,000
Galaxy XV CLO Ltd. 2013-15A Sub	structured finance	CLO income notes(11)(12)	—	7,012,500	7,436,550
Gale Force 4 2007-4A CLO Inc.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,400,000
GSC Group CDO Fund VIII 2007-8X Sub	structured finance	CLO subordinated notes(11)(12)	—	4,110,000	6,000,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,125,000
HarbourView CLO 2006-1 LTD 6A Sub	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	3,624,400
Jersey Street CLO 2006-1A LTD	structured finance	CLO income notes(11)(12)	—	7,535,613	7,332,000
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes(11)(12)	—	3,330,000	3,154,500
Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CLO subordinated notes(11)(12)	—	1,562,500	1,120,000
Lightpoint CLO VIII LTD 2007-8A Sub	structured finance	CLO subordinated notes(11)(12)	—	4,612,500	3,300,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes(11)(12)	—	10,934,215	10,140,110
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,673,000
Sargas CLO 2006 -1A Sub	structured finance	CLO subordinated notes(11)(12)	—	4,945,500	4,545,000
Sheridan Square CLO Ltd. 2013-1A Inc.	structured finance	CLO subordinated notes(11)(12)	—	4,136,511	3,967,674
Stone Tower CLO VII LTD 2007-7X Sub	structured finance	CLO subordinated notes(11)(12)	—	12,739,000	10,530,000
Telos 2013-3A Sub	structured finance	CLO subordinated notes(11)(12)	—	8,633,333	8,633,333
Total Collateralized Loan Obligation – Equity Investments				$198,989,049	$195,911,911	38.2%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock	—	$3,000,000	$2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	—	1,712,397	2,932,698
Merrill Communications, LLC	printing and publishing	common equity(7)(9)(14)	—	3,425,244	9,404,186
Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	—
Stratus Technologies, Inc.	computer hardware	common equity(7)	—	379,810	24,553
Total Common Stock Investments				$8,580,046	$14,511,437	2.8%
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,627,488	—
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	217,284	399,765
Total Preferred Equity Investments				$3,344,772	$399,765	0.1%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	—	725,000	542,649
Total Warrants				$725,000	$542,649	0.1%
Total Investments				$902,238,586	$905,673,855	176.4%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $19,729,626 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $25,763,883; aggregate gross unrealized depreciation for federal income tax purposes is $40,571,406. Net unrealized depreciation is $14,807,523 based upon a tax cost basis of $920,481,438.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Debt investment on non-accrued status at the relevant period end.
(14)	Aggregate investments represent greater than 5% of net assets.

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(1)	% of Net Assets
Senior Secured Notes
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2013)	$14,300,000	$14,256,179	$14,300,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	7,700,000	7,554,783	7,757,750
		second lien senior secured notes(4)(5)(9) (11.00%, due November 22, 2018)	13,000,000	12,669,026	12,759,500
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	senior secured notes(4)(6)(7)(13) (0.0%, due December 31, 2013)	1,901,444	1,773,000	470,513
Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(9)(10) (5.75%, due February 15, 2018)	9,681,618	9,663,415	9,736,126
BNY Convergex	financial intermediaries	second lien senior secured notes(4)(9) (8.75%, due December 17, 2017)	1,875,000	1,875,000	1,763,681
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(10) (6.50%, due October 4, 2018)	5,000,000	4,951,308	5,016,650
		second lien senior secured notes(4)(5) (10.25%, due October 4, 2019)	10,000,000	9,803,805	9,962,500
Cunningham Lindsey Group Inc.	Insurance	first lien senior secured notes(4)(5)(9)(10) (5.00%, due December 10, 2019)	4,000,000	3,960,243	3,985,000
		second lien senior secured notes(4)(5) (9.25%, due June 10, 2020)	4,000,000	3,960,211	4,070,000
Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(10) (6.00%, due October 10, 2018)	4,650,000	4,621,586	4,679,900
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	5,000,000	4,926,687	5,070,850
DG Fastchannel Inc	advertising	first lien senior secured notes(4)(5)(10) (5.75%, due July 26, 2018)	2,984,025	2,911,864	2,852,221
Drew Marine Partners	shipping and transportation	first lien senior secured notes(4)(5)(6)(9) (6.25%, due September 1, 2014)	3,412,500	3,377,717	3,421,031
Endurance International Group,	web hosting	first lien senior secured notes(4)(5)(9)(10) (6.25%, due November 9, 2019)	10,000,000	9,901,062	9,991,700
		second lien senior secured notes(4)(5) (10.25%, due May 9, 2020)	18,000,000	17,821,968	17,910,000
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(10) (5.75%, due October 4, 2018)	4,000,000	4,004,973	3,994,160
		second lien senior secured notes(4)(5) (10.75%, due April 12, 2019)	15,000,000	14,706,660	14,850,000
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (5.21%, due March 24, 2017)	10,000,000	9,888,213	9,807,800
Genutec Business Solutions	interactive voice messaging services	senior secured notes(4)(5)(7) (0.0%, due October 30, 2014)	3,476,000	3,199,138	—
Global Tel Link Corp	telecommunication services	senior secured notes(4)(5)(6)(9)(10) (6.00%, due December 14, 2017)	8,096,192	8,109,800	8,108,741
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 3, 2017)	8,371,429	8,279,470	8,371,429
GXS Worldwide, Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,930,627	8,310,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(10) (6.00%, due October 29, 2019)	3,478,261	3,478,261	3,495,652
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(10) (6.00%, due October 5, 2018)	4,500,000	4,460,281	4,545,000
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 3, 2018)	6,824,588	6,797,810	6,784,801
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.75%, due August 19, 2018)	4,443,919	4,306,480	4,495,691
Info USA, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.25%, due April 5, 2018)	2,992,500	3,004,732	3,017,068
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(10) (9.25%, due April 15, 2015)	7,784,106	7,468,133	7,780,837
InfoNXX, Inc	telecommunication services	second lien senior secured notes(4)(5)(6)(9) (6.46%, due December 1, 2013)	5,028,800	4,919,170	4,727,072

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2012

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(1)	% of Net Assets
Senior Secured Notes – (continued)
Jackson Hewitt Tax Service, Inc.	consumer services	second lien senior secured notes(4)(5)(9)(10) (10.00%, due October 16, 2017)	$25,000,000	$24,032,274	$24,125,000
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 1, 2017)	4,937,521	4,937,521	4,974,552
Merrill Communications, LLC	printing and publishing	second lien senior secured notes(3)(4)(5)(9) (12.00% cash/5.01% PIK, due November 15, 2013)	6,440,539	6,421,156	5,503,441
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (6.25%, due March 30, 2018)	2,464,417	2,419,955	2,464,417
Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(6)(9)(10) (6.75%, due August 17, 2019)	9,975,281	9,864,517	9,559,611
National Healing Corp	healthcare	senior secured notes(4)(5)(6)(9)(10) (8.25%, due November 30, 2017)	10,697,719	10,449,913	10,724,463
National Vision, Inc.	retail	senior secured term B notes(4)(5)(6)(9)(10) (7.00%, due August 2, 2018)	5,293,333	5,236,855	5,346,266
New Breed Logistics	logistics	senior secured term B notes(4)(5)(9)(10) (6.00%, due October 1, 2019)	10,000,000	9,990,220	9,875,000
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)(10) (7.00%, due January 27, 2016)	15,023,278	14,538,665	14,547,492
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	8,775,000	8,743,346	8,862,750
Pegasus Solutions, Inc.	enterprise software	first lien senior secured notes(3)(4)(5)(6)(9)(10) (7.75% cash/0.75% PIK, due April 17, 2013)	9,029,074	8,828,973	8,607,686
		second lien senior secured notes(3)(5)(6) (0.00% Cash/13.00% PIK, due April 15, 2014)	6,806,299	5,683,076	6,680,382
Petco, Inc.	retail	senior secured notes(4)(5)(6)(9) (4.50%, due November 24, 2017)	4,949,495	4,754,521	4,982,211
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (6.50%, due February 12, 2017)	2,962,500	2,941,877	2,940,281
Plato, Inc.	education	first lien senior secured notes(4)(5)(6)(9) (7.50%, due May 17, 2018)	4,875,000	4,800,697	4,893,281
Presidio IS Corp.	business services	senior secured notes(4)(6)(9)(10) (5.75%, due March 31, 2017)	9,975,000	9,947,111	9,975,000
Radnet Management, Inc.	medical services	senior secured notes(4)(6)(10) (5.50%, due October 10, 2018)	3,990,000	4,001,997	3,991,676
RBS Holding Company	printing and publishing	term B senior secured notes(4)(5)(6)(9) (9.25%, due March 23, 2017)	4,912,500	4,888,084	2,326,069
Renaissance Learning	education	senior secured notes(4)(5)(6)(9)(10) (5.75%, due November 13, 2018)	9,975,000	9,899,045	9,993,753
Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11) (5.75%, due February 13, 2019)	3,979,950	3,830,541	3,734,944
Rovi Solutions Corp.	digital media	senior secured notes(4)(5)(6)(10)(11) (4.00%, due March 29, 2019)	2,984,962	2,876,998	2,973,768
Securus Technologies, Inc.	telecommunication services	second lien senior secured notes(4)(5)(9) (10.75%, due May 18, 2018)	5,400,000	5,310,431	5,402,268
Sirius Computer Solutions	electronics	second lien senior secured notes(4)(5)(6)(9) (8.00%, due December 7, 2018)	4,658,654	4,612,067	4,687,771
Six3 Systems, Inc.	IT consulting	term B senior secured notes(4)(5)(9)(10) (7.00%, due October 4, 2019)	11,000,000	10,909,200	10,945,000
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(9)(10) (5.00%, due May 26, 2017)	7,760,711	7,778,381	7,818,916
Source Hov, LLC	business services	second lien senior secured notes(4)(5)(10) (10.50%, due April 29, 2018)	12,000,000	11,031,772	10,860,000
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(9)(10) (8.50%, due November 13, 2018)	8,000,000	7,921,017	7,920,000
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.75%, due February 1, 2018)	2,736,250	2,687,979	2,729,409
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,520,000	9,040,061	9,520,000

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2012

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(1)	% of Net Assets
Senior Secured Notes – (continued)
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(9) (6.25%, due November 16, 2018)	$5,000,000	$4,950,620	$4,965,650
		second lien senior secured notes(4)(5) (10.25%, due May 16, 2019)	11,250,000	11,026,661	11,081,250
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9) (9.75%, due June 9, 2017)	4,687,500	4,650,285	4,593,750
Trinet Group, Inc.	business services	first lien senior secured notes(4)(5)(9)(10) (6.50%, due October 24, 2018)	5,000,000	4,975,586	5,006,250
Unitek Global Services, Inc.	IT consulting	tranche B term loan(4)(5)(6)(9)(10) (9.00%, due April 15, 2018)	10,845,000	10,588,639	10,600,988
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes(4)(5)(6)(9)(10) (5.75%, due November 30, 2017)	5,940,000	5,940,000	5,966,017
Vision Solutions	software	second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,922,165	9,700,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (5.75%, due October 25, 2019)	5,000,000	4,925,809	4,993,750
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,801,683	9,966,700
Web.Com Group, Inc.	web hosting	senior secured notes(4)(5)(6)(9)(10)(11) (5.50%, due October 27, 2017)	8,977,500	8,888,659	9,016,821
Total Senior Secured Notes				$498,629,956	$494,892,256	120.8%
Subordinated Notes
Fusionstorm, Inc.	IT value-added reseller	subordinated notes(4)(5)(6) (11.74%, due February 28, 2013)	122,500	122,351	122,500
Total Subordinated Notes				$122,351	$122,500	0.0%
Collateralized Loan Obligation – Debt Investments
Carlyle Global Market Strategies 2012-3A D	structured finance	CLO secured notes(4)(5)(11)(12) (6.14%, due October 4, 2024)	3,000,000	2,624,911	2,731,200
Catamaran CLO LTD 2012-1A F	structured finance	CLO secured notes(4)(5)(11)(12) (6.76%, due December 20, 2023)	6,000,000	5,034,736	5,034,000
CIFC CLO – 2006-1A B2L	structured finance	CLO secured notes(4)(5)(11)(12) (4.32%, due October 20, 2020)	3,247,284	1,776,359	2,604,647
Emporia CLO 2007-3A, 3X E	structured finance	CLO secured notes(4)(5)(11)(12) (4.02%, due April 23, 2021)	10,991,000	7,819,199	8,572,980
Flagship 2005-4A D	structured finance	CLO secured notes(4)(5)(11)(12) (5.06%, due June 1, 2017)	2,612,988	1,769,969	2,387,226
HarbourView CLO VI LTD 6 6X D	structured finance	CLO secured notes(4)(5)(11)(12) (4.01%, due December 27, 2019)	5,000,000	3,332,765	3,953,500
Hewetts Island CDO III 2005-1A D	structured finance	CDO secured notes(4)(5)(6)(11)(12) (6.06%, due August 9, 2017)	6,345,091	3,805,058	5,994,208
Hewetts Island CDO IV 2006-4 E	structured finance	CDO secured notes(4)(5)(11)(12) (4.86%, due May 9, 2018)	7,897,268	5,810,698	6,954,334
Landmark V CDO LTD 2005-1X B2L	structured finance	CDO senior secured notes(4)(5)(6)(11)(12) (5.56%, due June 1, 2017)	3,646,669	2,412,575	3,304,246
Lightpoint CLO VIII 2007-8A	structured finance	CDO secured notes(4)(5)(11)(12) (6.84%, due July 25, 2018)	5,000,000	3,084,107	4,779,500
Muir Grove CLO LTD 2007-1X E	structured finance	CDO secured notes(4)(5)(11)(12) (8.32%, due March 25, 2020)	7,690,915	6,826,284	7,690,915
Sargas CLO I LTD 2006-1X D	structured finance	CLO senior secured notes(4)(5)(11)(12) (4.31%, due August 27, 2020)	2,000,000	1,599,337	1,650,000
Total Collateralized Loan Obligation – Debt Investments				$45,895,998	$55,656,756	13.6%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited Pref	structured finance	CLO preferred equity(11)(12)	—	2,200,000	4,400,000
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	11,224,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,150,000
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	20,075,000

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2012

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(1)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes(11)(12)	$—	$4,355,000	$5,760,000
Gale 2007-4A CLO Inc.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,947,500
GSC Group CDO 2007-8X Sub	structured finance	CLO subordinated notes(11)(12)	—	4,110,000	6,300,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	6,750,000
HarbourView CLO VI LTD 6 6A Sub	structured finance	CDO subordinated notes(11)(12)	—	3,639,870	3,889,600
Jersey Street 2006-1A CLO LTD Inc.	structured finance	CLO income notes(11)(12)	—	4,924,238	5,560,100
Kingsland LTD 2007-4X Sub	structured finance	CLO subordinated notes(11)(12)	—	402,500	537,500
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes(11)(12)	—	3,330,000	2,632,500
Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CDO subordinated notes(11)(12)	—	1,562,500	1,760,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes(11)(12)	—	10,934,215	11,117,470
Marlborough Street 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	1,739,000	2,068,000
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,846,250
Rampart CLO 2007-1A Sub	structured finance	CDO subordinated notes(11)(12)	—	3,412,500	3,465,000
Sargas CLO 2006-1A Sub	structured finance	CDO subordinated notes(11)(12)	—	4,945,500	6,565,000
Stone Tower CLO LTD 2007-7X Sub	structured finance	CDO subordinated notes(11)(12)	—	6,265,000	7,210,000
Total Collateralized Loan Obligation – Equity Investments				$97,677,985	$109,257,920	26.7%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock	—	3,000,000	2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	—	1,712,397	2,203,403
Pegasus Solutions, Inc.	enterprise software	common equity(7)	—	62,595	37,719
Stratus Technologies, Inc.	computer hardware	common equity(7)	—	377,928	—
Total Common Stock Investments				$5,152,920	$4,391,122	1.1%
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	—	1,446,874	2,273,481
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	—	186,622	413,189
Total Preferred Equity Investments				$3,133,496	$2,686,670	0.7%
Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock(7)	—	—	—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	—	725,000	542,649
Total Warrants				$725,000	$542,649	0.1%
Total Investments				$651,337,706	$667,549,873	163.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $22,275,912 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.

See Accompanying Notes.

(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $29,973,250; aggregate gross unrealized depreciation for federal income tax purposes is $32,003,935. Net unrealized depreciation is $2,030,685 based upon a tax cost basis of $669,580,558.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Debt investment on non-accrual status at the relevant period end.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$12,391,438	$9,540,030	$24,295,115	$18,250,282
Distributions from securitization vehicles and equity investments	10,665,842	6,344,134	19,419,046	11,893,781
Commitment, amendment fee income and other income	2,002,842	4,138,857	2,717,358	4,246,212
Total investment income from non-affiliated/non-control investments	25,060,122	20,023,021	46,431,519	34,390,275
From control investments:
Interest income – debt investments	364,022	378,258	724,084	758,609
Distributions from equity investments	—	62,041	—	62,041
Total investment income from control investments	364,022	440,299	724,084	820,650
Total investment income	25,424,144	20,463,320	47,155,603	35,210,925
EXPENSES
Compensation expense	303,338	279,354	614,403	549,688
Investment advisory fees	4,882,271	2,450,664	8,979,742	4,594,021
Professional fees	450,985	436,210	1,088,173	1,227,037
Interest expense and other debt financing expenses	4,724,471	816,304	9,003,298	1,653,081
General and administrative	624,902	434,682	912,943	727,479
Total expenses before incentive fees	10,985,967	4,417,214	20,598,559	8,751,306
Net investment income incentive fees	1,382,031	2,164,150	2,634,341	3,357,480
Capital gains incentive fees	(2,899,772)	(1,155,520)	(2,684,418)	(89,857)
Total incentive fees	(1,517,741)	1,008,630	(50,077)	3,267,623
Total expenses	9,468,226	5,425,844	20,548,482	12,018,929
Net investment income	15,955,918	15,037,476	26,607,121	23,191,996
Net change in unrealized (depreciation) appreciation on investments	(16,391,566)	(7,261,959)	(12,776,898)	1,373,108
Net realized gains on investments	1,892,644	1,484,357	8,468,819	1,778,138
Net increase in net assets resulting from operations	$1,456,996	$9,259,874	$22,299,042	$26,343,242
Net increase in net assets resulting from net investment income per common share:
Basic	$0.30	$0.40	$0.54	$0.65
Diluted	$0.28	$0.40	$0.51	$0.65
Net increase in net assets resulting from operations per common share:
Basic	$0.03	$0.25	$0.45	$0.74
Diluted	$0.05	$0.25	$0.44	$0.74
Weighted average shares of common stock outstanding:
Basic	52,544,803	37,755,905	49,075,486	35,583,102
Diluted	62,577,955	37,755,905	59,108,638	35,583,102

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Increase in net assets from operations:
Net investment income	$26,607,121	$37,177,354
Net realized gains on investments	8,468,819	16,876,880
Net change in unrealized (depreciation) appreciation on investments	(12,776,898)	14,268,954
Net increase in net assets resulting from operations	22,299,042	68,323,188
Distributions to shareholders	(30,450,266)	(44,319,394)
Capital share transactions:
Issuance of common stock (net of offering costs of $4,162,377 and $3,545,895, respectively)	110,279,787	78,426,107
Reinvestment of dividends	1,611,626	2,070,637
Net increase in net assets from capital share transactions	111,891,413	80,496,744
Total increase in net assets	103,740,189	104,500,538
Net assets at beginning of period	409,602,529	305,101,991
Net assets at end of period (including over distributed net investment income of $8,117,289 and $4,274,144, respectively)	$513,342,718	$409,602,529
Capital share activity:
Shares sold	11,087,828	8,337,500
Shares issued from reinvestment of dividends	173,551	215,358
Net increase in capital share activity	11,261,379	8,552,858

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$22,299,042	$26,343,242
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Amortization of discounts	(2,243,190)	(2,901,560)
Amortization of discount on notes payable and deferred debt issuance costs	889,951	242,789
Increase in investments due to PIK	(1,223,928)	(4,179,470)
Purchases of investments	(357,875,715)	(127,417,499)
Repayments of principal and reductions to investment cost value	115,635,844	70,592,952
Proceeds from the sale of investments	51,528,113	11,490,245
Net realized gains on investments	(8,468,819)	(1,778,138)
Net change in unrealized depreciation (appreciation) on investments	12,776,898	(1,373,108)
Increase in interest and distributions receivable	(864,409)	(1,553,521)
(Increase) decrease in other assets	(167,222)	111,858
Decrease in accrued interest payable	(1,660,955)	(564,383)
Increase in investment advisory fee payable	1,333,395	1,719,015
Decrease in accrued capital gains incentive fee	(4,236,993)	(89,857)
Increase (decrease) in accrued expenses	547,932	(271,474)
Net cash used by operating activities	(171,730,056)	(29,628,909)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(51,771,245)	9,392,764
Net cash (used) provided by investing activities	(51,771,245)	9,392,764
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable – TICC CLO 2012-1 LLC (net of discount of $253,875)	$119,746,125	$—
Deferred debt issuance costs paid	(1,069,313)	—
Proceeds from the issuance of common stock	114,442,164	48,679,502
Offering expenses from the issuance of common stock	(4,162,377)	(2,645,162)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,611,626 and $949,464, respectively)	(28,838,640)	(19,424,923)
Net cash provided by financing activities	200,117,959	26,609,417
Net (decrease) increase in cash and cash equivalents	(23,383,342)	6,373,272
Cash and cash equivalents, beginning of period	51,392,949	4,494,793
Cash and cash equivalents, end of period	$28,009,607	$10,868,065
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,611,626	$949,464
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$2,725,910	$—
Securities purchased not settled	$49,462,219	$5,542,583
Cash paid for interest	$9,774,301	$1,974,676

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC (“TICC CLO 2012-1” or “2012 Securitization Issuer”) issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf) /A2(sf) by S&P and Moody’s, respectively, and bear interest

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 2. ORGANIZATION  – (continued)

at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2013. For further information on this securitization, see Note 4.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

The Company’s assets measured at fair value on a recurring basis at June 30, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.5	$627.6	$644.1
Senior Unsecured Notes	0.0	0.0	5.3	5.3
CLO Debt	0.0	0.0	45.0	45.0
CLO Equity	0.0	0.0	195.9	195.9
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	14.5	14.5
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$16.5	$889.2	$905.7

Level 2 securities are valued based on quotations for those identical securities received from independent pricing services or from dealers who make markets in such securities in markets that are not considered active. If there are several different sources of quotations and there is a reasonable level of trading activity, we will categorize these investments as Level 2 in the hierarchy.

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2013. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of June 30, 2013	Valuation Techniques/Methodologies	Unobservable Input	Range/Weighted Average
Corporate debt investments
syndicated	$618.9	market quotes	NBIB(1)	35.3% - 102.8%/97.0%
bilateral	14.0	valuation analysis(2)/	EBITDA(3)	$3.0/ncm(6)
		enterprise value	market multiples(3)	5.5x - 6.5x/ncm(6)
			ICG(4)	3/3.0
CLO debt	45.0	market quotes	NBIB(1)	81.2% - 99.0%/88.9%
CLO equity	195.9	market quotes	NBIB(1)	44.0% - 108.0%/81.9%
Other investments	15.4	valuation analysis(2)/	EBITDA(3)	$21.4 - $180.6/ncm(6)
		enterprise value	market multiples(3)	6.0x - 8.0x/ncm(6)
			discount rates(5)	20.0% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$889.2

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2012:

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2012	Valuation Techniques/Methodologies	Unobservable Input	Range/Weighted Average
Corporate debt investments
syndicated	$470.3	market quotes	NBIB(1)	47.4% - 103.9%/98.3%
bilateral	14.9	valuation analysis(2)/	EBITDA(3)	$3.1 - $14.2/ncm(6)
		enterprise value	market multiples(3)	3.3 - 6.5x/ncm(6)
			ICG(4)	3 - 5/3.1
CLO debt	55.6	market quotes	NBIB(1)	78.0% - 100.0%/87.7%
CLO equity	109.3	market quotes	NBIB(1)	58.5% - 128.0%/90.9%
Other investments	7.6	valuation analysis(2)/	EBITDA(3)	$3.1 - $171.9/ncm(6)
		enterprise value	market multiples(3)	3.3 - 7.5x/ncm(6)
			discount rates(5)	20% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$657.7

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2013 and the level of each financial liability within the fair value hierarchy.

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$99,961	$100,997	$—	$—	$100,997
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	173,973	175,120	—	—	175,120
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	19,444	19,950	—	—	19,950
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	22,060	22,943	—	—	22,943
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	19,937	20,947	—	—	20,947
2017 Convertible Notes	115,000	119,025			119,025
Total	$450,375	$458,982	$—	$—	$458,982

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2012 and the level of each financial liability within the fair value hierarchy:

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

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based upon quotations received from dealers who make markets in these securities. Such quotations are based upon actual trades or actual bids and offers, to the extent that they are available, or by reference to comparable securities in the marketplace. As of June 30, 2013 and December 31, 2012, the debt would be deemed to be level 3 of the fair value hierarchy due to the general illiquidity of the market for these instruments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the three months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2013	$557.3	$5.3	$44.8	$192.3	$0.0	$11.5	$2.1	$0.5	$813.8
Realized gains (losses) included in earnings	0.3	0.0	2.4	(0.8)	0.0	0.0	0.0	0.0	1.9
Unrealized (depreciation) appreciation included in earnings	(4.8)	0.0	(2.4)	(9.9)	0.0	3.0	(1.8)	0.0	(15.9)
Accretion of discount	0.7	0.0	0.3	0.0	0.0	0.0	0.0	0.0	1.0
Purchases(1)	165.5	0.0	6.3	19.1	0.0	0.0	0.0	0.0	190.9
Repayments and Sales	(92.3)	0.0	(6.4)	(4.8)	0.0	0.0	0.0	0.0	(103.5)
Payment in Kind income	0.9	0.0	0.0	0.0	0.0	0.0	0.1	0.0	1.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.0)	$0.0	$(0.2)	$(10.3)	$0.0	$3.0	$(1.8)	$0.0	$(13.3)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the six months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	1.1	0.6	7.6	(0.8)	0.0	0.0	0.0	0.0	8.5
Unrealized (depreciation) appreciation included in earnings	0.7	2.7	(5.4)	(14.7)	0.0	6.7	(2.5)	0.0	(12.5)
Accretion of discount	1.5	0.0	0.7	0.0	0.0	0.0	0.0	0.0	2.2
Purchases(1)	270.6	3.1	11.4	106.9	0.0	3.4	0.0	0.0	395.4
Repayments and Sales(1)	(132.4)	(1.1)	(24.9)	(4.8)	(0.1)	0.0	0.0	0.0	(163.3)
Payment in Kind income	1.0	0.0	0.0	0.0	0.0	0.0	0.2	0.0	1.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$1.3	$2.7	$1.0	$(15.1)	$0.0	$6.7	$(2.5)	$0.0	$(5.9)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$644.1	71.1%	$494.9	74.1%
Senior Unsecured Notes	5.3	0.6%	0.0	0.0%
CLO Debt	45.0	5.0%	55.6	8.3%
CLO Equity	195.9	21.6%	109.3	16.4%
Subordinated Notes	0.0	0.0%	0.1	0.0%
Common Stock	14.5	1.6%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.5	0.1%	0.5	0.1%
Total	$905.7	100.0%	$667.5	100.0%

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2013, the Company’s asset coverage for borrowed amounts was 211%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of June 30, 2013 and December 31, 2012. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	June 30, 2013				December 31, 2012
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$99,961	(1)	$100,997	$101,250	$99,883	(1)	$101,250
TICC CLO 2012-1 LLC Class A-1 2023 Notes(2)	176,000	173,973	(1)	175,120	88,000	86,149	(1)	87,780
TICC CLO 2012-1 LLC Class B-1 2023 Notes(2)	20,000	19,444	(1)	19,950	10,000	9,455	(1)	9,875
TICC CLO 2012-1 LLC Class C-1 2023 Notes(2)	23,000	22,060	(1)	22,943	11,500	10,501	(1)	11,155
TICC CLO 2012-1 LLC Class D-1 2023 Notes(2)	21,000	19,937	(1)	20,947	10,500	9,347	(1)	10,382
Sub-total TICC CLO 2012-1, LLC	240,000	235,414		238,960	120,000	115,452		119,192
2017 Convertible Notes	115,000	115,000		119,025	115,000	115,000		113,131
	$456,250	$450,375		$458,982	$336,250	$330,335		$333,573

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,289, $2,027, $556, $940 and $1,063, respectively. As of December 31, 2012, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively.
(2)	The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature. Additionally, on May 28, 2013, the special purpose vehicle

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4. BORROWINGS  – (continued)

issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature and, as a result of the all TICC CLO 2012-1 issuances, the maximum aggregate increase limit of $160 million was reached-refer to “Notes Payable – TICC CLO 2012-1 LLC,” below.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2013 were 3.93% and 8.25 years, respectively, and as of December 31, 2012 were 4.50% and 8.1 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by S&P and Moody’s, respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the June 30, 2013 consolidated statements of assets and liabilities. For the three months and six months ended June 30, 2013, respectively, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $1.3 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of June 30, 2013, there were 46 investments in portfolio companies with a total fair value of approximately $219.6 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 1, 2013 and through January 24, 2013, the interest rate of 2.57% charged under the securitization was based on three-month LIBOR of 0.32%. Effective January 25, 2013 and through April 24, 2013, the interest rate of 2.55% charged under the securitization was based on three-month LIBOR of 0.30%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4. BORROWINGS  – (continued)

Effective April 25, 2013 and through June 30, 2013, the interest rate of 2.53% charged under the securitization was based on three-month LIBOR of 0.28%.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of June 30, 2013, the Company had deferred debt issuance costs of approximately $2.4 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three months and six months ended June 30, 2013 and 2012, respectively:

TICC CLO LLC	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Stated interest expense	$648,111	$1,294,794	$701,412	$1,410,291
Amortization of deferred issuance costs	75,422	150,015	75,422	150,844
Note discount expense	39,533	78,617	39,470	91,946
Total interest expense	$763,066	$1,523,426	$816,304	$1,653,081
Effective annualized average interest rate	3.02%	3.03%	3.23%	3.27%
Cash paid for interest	$645,722	$1,309,480	$719,210	$1,974,676

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2013.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4. BORROWINGS  – (continued)

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

As of June 30, 2013, there were 51 investments in portfolio companies with a total fair value of approximately $286.1 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of June 30, 2013, the Company had deferred debt issuance costs of approximately $3.5 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months and six months ended June 30, 2013, respectively:

TICC CLO 2012-1 LLC	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Stated interest expense	$1,440,154	$2,530,010
Amortization of deferred issuance costs	77,659	141,935
Note discount expense	110,856	216,005
Total interest expense	$1,628,669	$2,887,950
Effective annualized average interest rate	3.24%	3.43%
Cash paid for interest	$1,297,859	$3,313,779

Effective January 1, 2013 and through February 24, 2013, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. Effective February 25, 2013 and through May 27, 2013, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.29%. Effective May 28, 2013 and as of June 30, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.27%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2013 are as follows:

			Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.02275%	175	$687,519	$762,189	$49,290	$1,809,705	$1,355,574	$94,082
Class B-1 Notes	3.77275%	350	145,210	161,231	13,305	363,148	280,918	25,903
Class C-1 Notes	5.02275%	475	222,096	246,708	22,919	546,995	427,274	45,416
Class D-1 Notes	6.02275%	575	243,034	270,026	25,342	593,931	466,244	50,604
Total			$1,297,859	$1,440,154	$110,856	$3,313,779	$2,530,010	$216,005

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$176,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa2”	“A2”	“Baa2”	N/A
Standard & Poor’s Rating	“AAA”	“AA”	“A”	“BBB”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 4. BORROWINGS  – (continued)

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the three months and six months ended June 30, 2013:

2017 Convertible Notes	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Stated interest expense	$2,180,208	$4,288,542
Amortization of deferred issuance costs	152,528	303,380
Total interest expense	$2,332,736	$4,591,922
Effective annualized average interest rate	8.14%	8.05%
Cash paid for interest	$5,151,042	$5,151,042

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

As of June 30, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$15,955,918	$15,037,476	$26,607,121	$23,191,996
Weighted average common shares outstanding – basic	52,544,803	37,755,905	49,075,486	35,583,102
Earnings per common share – basic	$0.30	$0.40	$0.54	$0.65
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$15,955,918	$15,037,476	$26,607,121	$23,191,996
Adjustments for interest on convertible senior notes, base management fees and incentive fees	1,877,238	N/A	3,696,107	N/A
Net increase in net assets resulting from investment income, as adjusted	$17,833,156	$15,037,476	$30,303,228	$23,191,996
Weighted average common shares outstanding – basic	52,544,803	37,755,905	49,075,486	35,583,102
Adjustments for dilutive effect of convertible notes	10,033,152	N/A	10,033,152	N/A
Weighted average common shares outstanding – diluted	62,577,955	37,755,905	59,108,638	35,583,102
Earnings per common share – diluted	$0.28	$0.40	$0.51	$0.65

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Earnings per common share – basic:
Net increase in net assets resulting from operations	$1,456,996	$9,259,874	$22,299,042	$26,343,242
Weighted average common shares outstanding – basic	52,544,803	37,755,905	49,075,486	35,583,102
Earnings per common share – basic	$0.03	$0.25	$0.45	$0.74
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$1,456,996	$9,259,874	$22,299,042	$26,343,242
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	1,877,238	N/A	3,696,107	N/A
Net increase in net assets resulting from operations, as adjusted	$3,334,234	$9,259,874	$25,995,149	$26,343,242
Weighted average common shares outstanding – basic	52,544,803	37,755,905	49,075,486	35,583,102
Adjustments for dilutive effect of convertible notes	10,033,152	N/A	10,033,152	N/A
Weighted average common shares outstanding – diluted	62,577,955	37,755,905	59,108,638	35,583,102
Earnings per common share – diluted	$0.05	$0.25	$0.44	$0.74

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.4 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively; for the six month periods ended June 30, 2013 and 2012, TICC incurred pre-incentive fee net investment income incentive fees of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

approximately $2.6 and $3.4 million, respectively. The net investment income incentive fee payable to TICC Management as of June 30, 2013 and 2012, was approximately $1.4 million and $2.2 million, respectively.

For the quarter ended June 30, 2013, the capital gains incentive fee was reduced by approximately $2.9 million compared with an expense reduction of approximately $1.2 million for the quarter ended June 30, 2012. For the six months ended June 30, 2013, the capital gains incentive fee liability was reduced by approximately $2.7 million compared with a reduction of approximately $90,000 for the six months ended June 30, 2012. The amount of capital gains incentive fee related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of TICC’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee fluctuates with the Company’s overall investment results. The accrued capital gains incentive fee payable as of June 30, 2013 and 2012, was approximately $2.4 million and $1.0 million, respectively.

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

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp. and T2 Income Fund CLO I Ltd. in view of the potential conflicts of interest raised by the relationships described above.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

For the quarters ended June 30, 2013 and 2012, respectively, TICC incurred base investment advisory fees of approximately $4.9 million and $2.5 million in accordance with the terms of the Investment Advisory Agreement; for the first two quarters of 2013 and 2012, TICC incurred investment advisory fees of approximately $9.0 and $4.6 million, respectively, of which amounts $4.9 million and $2.5 million remained payable to TICC Management at the end of each respective period. For the quarters ended June 30, 2013 and 2012, respectively, TICC incurred approximately $303,000 and $279,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the six months ended June 30, 2013 and 2012, TICC incurred compensation expenses of approximately $614,000 and 550,000, respectively, of which amounts approximately $315,000 and $300,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $20,000 and $17,000 for reimbursement of facility costs allocated under the Administration Agreement for the quarters ended June 30, 2013 and 2012, respectively; for the six months ended June 30, 2013 and 2012, TICC incurred approximately $42,000 and $34,000, respectively, of which $0 remained payable at the end of each respective period.

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

On June 28, 2013, the Company paid a dividend of $0.29 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash. The plan was amended to provide a 5% discount for shares purchased under the dividend reinvestment plan.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2013 was $9.75, and at December 31, 2012 was $9.90. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 9. PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2013 and 2012, the Company recorded approximately $1.0 and $4.0 million in PIK income, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded approximately $1.2 and $4.2 million in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $1.0 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $2.2 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 10. OTHER INCOME

Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of the Company’s investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring.

For the three months ended June 30, 2013 and 2012, respectively, the Company recorded approximately $2.0 million and $4.1 million in other income. The Company received approximately $2.7 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2013 and 2012, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $10.7 million in such distributions during the quarter ended June 30, 2013, compared to approximately $6.3 million during the quarter ended June 30, 2012. The Company earned approximately $19.4 million in such distributions during the six months ended June 30, 2013, compared to approximately $11.9 million during the six months ended June 30, 2012.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ending June 30, 2013 and 2012, respectively, are as follows:

	Three Months Ended June 30, 2013 (unaudited)	Three Months Ended June 30, 2012 (unaudited)	Six Months Ended June 30, 2013 (unaudited)	Six Months Ended June 30, 2012 (unaudited)
Per Share Data
Net asset value at beginning of period	$10.02	$9.50	$9.90	$9.30
Net investment income(1)	0.30	0.40	0.54	0.65
Net realized and unrealized capital gains	(0.27)	(0.15)	(0.09)	0.09
Total from net investment operations	0.03	0.25	0.45	0.74
Distributions per share from net investment income	(0.29)	(0.27)	(0.58)	(0.54)
Distributions based on weighted average share impact	(0.01)	(0.01)	(0.03)	(0.03)
Distributions from net realized capital gains	—	—	—	—
Tax return of capital distributions	—	—	—	—
Total distributions(2)	(0.30)	(0.28)	(0.55)	(0.57)
Effect of shares issued, net of offering expenses	—	—	0.01	—
Net asset value at end of period	$9.75	$9.47	$9.75	$9.47
Per share market value at beginning of period	$9.95	$9.74	$10.12	$8.65
Per share market value at end of period	$9.62	$9.69	$9.62	$9.69
Total return(3)(4)	(0.40)%	2.26%	0.78%	18.34%
Shares outstanding at end of period	52,632,665	37,806,232	52,632,665	37,806,232
Ratios/Supplemental Data
Net assets at end of period (000’s)	513,343	358,055	513,343	358,055
Average net assets (000’s)	523,048	356,762	488,381	336,458
Ratio of expenses to average net assets:
Expenses before incentive fees(4)	8.40%	4.95%	8.44%	5.20%
Net investment income incentive fees(4)	1.06%	2.43%	1.08%	1.99%
Capital gains incentive fees(4)	(2.22)%	(1.30)%	(1.10)%	(0.05)%
Total ratio of expenses to average net assets(4)	7.24%	6.08%	8.42%	7.14%
Ratio of expenses, excluding interest expense, to average net assets(4)	3.63%	5.17%	4.73%	6.16%
Ratio of net investment income to average net assets(4)	12.20%	16.86%	10.90%	13.79%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(4)	Annualized.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 13. CASH AND CASH EQUIVALENTS

At June 30, 2013 and December 31, 2012, respectively, cash and cash equivalents consisted of:

	June 30, 2013	December 31, 2012
Cash Equivalents	$—	$—
Cash	28,009,607	51,392,949
Restricted Cash	73,011,753	21,240,508
Total Cash and Cash Equivalents	$101,021,360	$72,633,457

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

As of June 30, 2013, the Company had commitments of approximately $16 million to purchase additional debt investments and $10 million to purchase additional equity investments.

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

NOTE 15. SUBSEQUENT EVENTS

On July 30, 2013, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2013 to shareholders of record as of September 16, 2013.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31,

2012, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. On August 23, 2012, we completed our second such transaction, a $160.0 million debt securitization financing. On February 25, 2013 and on May 28, 2013, we completed the sale of an aggregate of $120.0 million of additional secured notes and an aggregate of $40.0 million of subordinated notes in connection with these transactions. On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. For more information about these transactions, see “— Liquidity and Capital Resources — Borrowings.”

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of June 30, 2013, our debt investments had stated interest rates of between 3.98% and 13.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 5 and 145 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.5% including GenuTec Business Solutions, Inc.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended June 30, 2013, we recognized approximately $1.0 million from PIK interest and dividend income associated with our investments in Pegasus Solutions, Inc., Unitek Global Services, Inc. and Stratus Technologies, Inc. compared to PIK interest of approximately $4.0 million for the quarter ended June 30, 2012. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the quarter ended June 30, 2013, we closed approximately $190.8 million in portfolio investments, including additional investments of approximately $82.9 million in existing portfolio companies and approximately $107.9 million in new portfolio companies. During the quarter ended June 30, 2013, we recognized a total of $85.8 million from repayments on debt investments, and we recognized approximately $17.7 million from the sale of portfolio investments. We realized net gains on investments during the quarter ended June 30, 2013 in the amount of approximately $1.9 million. For the quarter ended June 30, 2013, we had net unrealized depreciation of approximately $16.4 million.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at June 30, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.5	$627.6	$644.1
Senior Unsecured Notes	0.0	0.0	5.3	5.3
CLO Debt	0.0	0.0	45.0	45.0
CLO Equity	0.0	0.0	195.9	195.9
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	14.5	14.5
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$16.5	$889.2	$905.7

A reconciliation of the fair value of investments for the three months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2013	$557.3	$5.3	$44.8	$192.3	$0.0	$11.5	$2.1	$0.5	$813.8
Realized gains (losses) included in earnings	0.3	0.0	2.4	(0.8)	0.0	0.0	0.0	0.0	1.9
Unrealized (depreciation) appreciation included in earnings	(4.8)	0.0	(2.4)	(9.9)	0.0	3.0	(1.8)	0.0	(15.9)
Accretion of discount	0.7	0.0	0.3	0.0	0.0	0.0	0.0	0.0	1.0
Purchases(1)	165.5	0.0	6.3	19.1	0.0	0.0	0.0	0.0	190.9
Repayments and Sales	(92.3)	0.0	(6.4)	(4.8)	0.0	0.0	0.0	0.0	(103.5)
Payment in Kind income	0.9	0.0	0.0	0.0	0.0	0.0	0.1	0.0	1.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.0)	$0.0	$(0.2)	$(10.3)	$0.0	$3.0	$(1.8)	$0.0	$(13.3)

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the six months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	1.1	0.6	7.6	(0.8)	0.0	0.0	0.0	0.0	8.5
Unrealized (depreciation) appreciation included in earnings	0.7	2.7	(5.4)	(14.7)	0.0	6.7	(2.5)	0.0	(12.5)
Accretion of discount	1.5	0.0	0.7	0.0	0.0	0.0	0.0	0.0	2.2
Purchases(1)	270.6	3.1	11.4	106.9	0.0	3.4	0.0	0.0	395.4
Repayments and Sales(1)	(132.4)	(1.1)	(24.9)	(4.8)	(0.1)	0.0	0.0	0.0	(163.3)
Payment in Kind income	1.0	0.0	0.0	0.0	0.0	0.0	0.2	0.0	1.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$1.3	$2.7	$1.0	$(15.1)	$0.0	$6.7	$(2.5)	$0.0	$(5.9)

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

A reconciliation of the fair value of investments for the year ended December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales(1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)
Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $905.7 million and $667.5 million as of June 30, 2013 and December 31, 2012, respectively. The increase in investments during the six month period was due primarily to purchases of investments of approximately $407.3 million, partially offset by debt repayments and sales of securities totaling approximately $168.3 million. Funding for these new investments was provided by equity capital raises, the issuance by TICC CLO 2012-1 of additional secured notes totaling $120 million and the deployment of capital available as of December 31, 2012.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2013, we recognized proceeds approximately $17.7 million largely from the sales of our debt investment in Pegasus Solutions, Inc. second lien notes ($3.8 million), Info USA, Inc. ($2.7 million) and aggregate proceeds from the sale of several of our CLO debt investments ($6.4 million), whereas for the year ended December 31, 2012, we recognized proceeds of approximately $191.2 million from the sales of securities. Also, during the quarter ended June 30, 2013, we had repayments and amortization payments of approximately $85.8 million, whereas, for the year ended December 31, 2012, we had repayments and amortization payments of approximately $69.3 million.

As of June 30, 2013, we had investments in debt securities of, or loans to, 77 portfolio companies, with a fair value of approximately $694.3 million, and equity investments in 34 portfolio companies, with a fair value of approximately $211.4 million. As of December 31, 2012, we had investments in debt securities of, or loans to, 73 portfolio companies, with a fair value of approximately $550.6 million, and equity investments in 26 portfolio companies, with a fair value of approximately $116.9 million.

A reconciliation of the investment portfolio for the six months ended June 30, 2013 and the year ended December 31, 2012 follows:

	June 30, 2013	December 31, 2012
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$667.5	$391.5
Portfolio Investments Acquired	407.3	494.6
Debt repayments	(115.6)	(191.2)
Sales of securities	(52.7)	(69.3)
Payment in Kind	1.2	4.9
Original Issue Discount(1)	2.3	5.8
Net Unrealized Appreciation	(12.8)	14.3
Net Realized Gains	8.5	16.9
	$905.7	$667.5

(1)	table includes rounding adjustments to reconcile period balances.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2013	$190.8	$85.8	$17.7
March 31, 2013	216.5	29.8	35.0
Total	$407.3	$115.6	$52.7
December 31, 2012	$247.0	$75.3	$48.8
September 30, 2012	128.0	45.3	9.0
June 30, 2012	62.1	66.2	2.5
March 31, 2012	57.5	4.4	9.0
Total	$494.6	$191.2	$69.3

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$644.1	71.1%	$494.9	74.1%
Senior Unsecured Notes	5.3	0.6%	0.0	0.0%
CLO Debt	45.0	5.0%	55.6	8.3%
CLO Equity	195.9	21.6%	109.3	16.4%
Subordinated Notes	0.0	0.0%	0.1	0.0%
Common Stock	14.5	1.6%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.5	0.1%	0.5	0.1%
Total	$905.7	100.0%	$667.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$240.9	26.6%	$164.9	24.7%
Software	70.4	7.8%	35.9	5.4%
Financial intermediaries	67.5	7.4%	65.2	9.8%
Business services	63.1	6.9%	60.7	9.1%
Telecommunication services	54.0	6.0%	32.8	4.9%
Printing and publishing	44.6	4.9%	7.8	1.2%
Retail	44.2	4.9%	39.6	5.9%
Enterprise software	42.7	4.7%	50.9	7.6%
IT consulting	36.6	4.0%	22.0	3.3%
Web hosting	33.8	3.7%	36.9	5.5%
Chemicals and plastics	30.2	3.3%	0.0	0.0%
Healthcare	24.0	2.6%	27.7	4.2%
Consumer services	23.4	2.6%	24.1	3.6%
Education	16.6	1.8%	14.9	2.2%
Auto parts manufacturer	12.4	1.4%	12.9	1.9%
Travel	10.7	1.2%	0.0	0.0%
Insurance	10.6	1.2%	8.0	1.2%
Radio and television	10.4	1.1%	0.0	0.0%
Logistics	9.9	1.1%	9.9	1.5%
Computer hardware	9.7	1.1%	9.9	1.5%
Grocery	8.7	1.0%	3.7	0.6%
IT outsourcing	6.9	0.8%	15.0	2.2%
Packaging and glass	6.5	0.8%	0.0	0.0%
Advertising	5.2	0.5%	2.9	0.4%
Clothing	4.7	0.5%	0.0	0.0%
Electronics	4.2	0.5%	4.7	0.7%
Medical services	4.0	0.4%	4.0	0.6%
Pharmaceutical	3.5	0.4%	3.5	0.5%
Shipping and transportation	3.3	0.4%	3.4	0.5%
Utlities	2.5	0.3%	2.5	0.4%
IT value-added reseller	0.5	0.1%	0.7	0.1%
Digital media	0.0	0.0%	3.0	0.5%
Total	$905.7	100.0%	$667.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2013 and December 31, 2012, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2013, and December 31, 2012, our debt investment portfolio was graded as follows:

		June 30, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or out performing financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	610.9	84.5%	603.3	86.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	86.0	11.9%	83.1	12.0%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	26.1	3.6%	8.0	1.1%
		$723.0	100.0%	$694.4	100.0%

		December 31, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or out performing financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	495.5	86.7%	483.3	87.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	59.7	10.4%	59.1	10.7%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	6.4	1.1%	5.5	1.0%
5	A loss of some portion of principal is expected.	10.3	1.8%	2.8	0.5%
		$571.9	100.0%	$550.7	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2013 to the three months ended June 30, 2012.

Investment Income

As of June 30, 2013, our debt investments had stated interest rates of between 3.98% and 13.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 5 and 145 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.5% including GenuTec Business Solutions, Inc., compared with 11.2% as of June 30, 2012. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended June 30, 2013 was approximately $25.4 million compared to approximately $20.5 million for the three months ended June 30, 2012. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of June 30, 2013 and June 30, 2012 was approximately $696.9 million and $413.7 million, respectively. For the quarter ended June 30, 2013, investment income consisted of approximately $10.5 million in cash interest from portfolio investments, approximately $1.0 million in amortization of original issue and market discount, approximately $0.2 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $10.7 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $1.0 million in PIK interest income.

For the quarter ended June 30, 2013 we had one loan on non-accrual status, RBS International Direct Marketing, with a par amount of approximately $22.7 million and a fair value of approximately $8.0 million. The majority of this investment was purchased during the first quarter of 2013 at a price of 32% of par. While we do not generally focus on distressed debt investments, we have been and remain open to those opportunities where the potential for highly attractive risk-adjusted returns exists.

For the quarter ended June 30, 2013, other income of approximately $2.0 million was recorded, compared to other income of approximately $4.1 million for the quarter ended June 30, 2012. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring.

Operating Expenses

Total expenses for the quarter ended June 30, 2013 were approximately $9.5 million, which includes the capital gains incentive fee accrual reduction of approximately $2.9 million.

Expenses before incentive fees, for the quarter ended June 30, 2013, were approximately $11.0 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $6.6 million from the quarter ended June 30, 2012, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and convertible notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended June 30, 2012 were approximately $4.4 million.

The investment advisory fee for the second quarter of 2013 was approximately $4.9 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2012 was approximately $2.5 million. The increase of approximately $2.4 million is due to an increase in average gross assets. At each of June 30, 2013 and December 31, 2012, respectively, approximately $6.3 million and $4.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the second quarter of 2013 was approximately $4.7 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the second quarter of 2012 was approximately $816,000.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the three months ended June 30, 2013, the total interest expense under the securitization was approximately $763,000, comprised of stated interest expense (approximately $648,000), accreted discount (approximately $40,000) and amortized deferred debt issuance costs (approximately $75,000). The accrued interest payable on the Class A Notes during the second quarter of 2013 was approximately $476,000. At December 31, 2012, interest expense of approximately $491,000 million remained payable. For further information on this securitization, see Note 4.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2013. For further information on this securitization, see Note 4.

For the three months ended June 30, 2013, the aggregate interest expense under the securitization was approximately $1.6 million, comprised of stated interest expense (approximately $1.4 million), accreted discount (approximately $0.1 million) and amortized deferred debt issuance costs (approximately $0.1 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the second quarter of 2013 was approximately $636,000. At December 31, 2012, aggregate interest expense of approximately $1.4 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. For the three months ended June 30, 2013, the aggregate interest expense on the Convertible Notes was approximately $2.3 million, comprised of stated interest expense (approximately $2.2 million) and amortized deferred debt issuance costs (approximately $0.1 million). The accrued interest payable on the Convertible Notes during the second quarter of 2013 was approximately $1.5 million. At December 31, 2012, aggregate interest expense on the Convertible Notes of approximately $2.3 million remained payable.

The table below summarizes the components of interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$648.1	$39.6	$75.4	$763.1	$701.4	$39.5	$75.4	$816.3
TICC CLO 2012-1 LLC Class A-1 Notes	762.2	49.3	—	811.5	—	—	—	—
TICC CLO 2012-1 LLC Class B-1 Notes	161.2	13.3	—	174.5	—	—	—	—
TICC CLO 2012-1 LLC Class C-1 Notes	246.7	22.9	—	269.6	—	—	—	—
TICC CLO 2012-1 LLC Class D-1 Notes	270.0	25.4	—	295.4	—	—	—	—
TICC CLO 2012-1 amortization of deferred debt	—	—	77.7	77.7	—	—	—	—
2017 Convertible Notes	2,180.2	—	152.5	2,332.7	—	—	—	—
Total	$4,268.4	$150.5	$305.6	$4,724.5	$701.4	$39.5	$75.4	$816.3

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $451,000 for the quarter ended June 30, 2013, compared to approximately $436,000 for the quarter ended June 30, 2012. This increase was the result of audit fees which were higher by approximately $150,000, partially offset by legal fees which were lower by approximately $131,000.

Compensation expenses were approximately $303,000 for the quarter ended June 30, 2013 compared to approximately $279,000 for the quarter ended June 30, 2012 reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2013 and December 31, 2012, respectively, approximately $315,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $625,000 for the three months ended June 30, 2013 compared to approximately $435,000 for the same period in 2012. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the second quarter of 2013 was approximately $1.4 million compared to $2.2 million in the second quarter of 2012. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the second quarter ended June 30, 2013 resulted in an accrual reversal of approximately $2.9 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only have become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $2.4 million capital gains incentive fee accrual as of June 30, 2013 relates entirely this hypothetical liquidation calculation. For the quarter ended June 30, 2012, an accrual reversal of approximately $1.2 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2013, we recorded net realized gains on investments of approximately $1.9 million, which primarily represents the gain on the sale of several of our CLO debt and equity investments which totaled approximately $1.6 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2013, we had net unrealized depreciation of approximately $16.4 million, comprised of $6.4 million in gross unrealized appreciation, $20.2 million in gross unrealized depreciation and approximately $2.6 million relating to the reversal of prior period net unrealized appreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2013 were as follows (in millions):

Portfolio Company	Changes in Unrealized appreciation (depreciation)
Merrill Communications, LLC	$2.4
Band Digital Inc	1.5
Carlyle 2013-2 Sub	0.6
Integra Telecom Holdings, Inc.	0.6
Rampart 2007-1A CLO Equity	0.5
Galaxy 2013-15A Sub	0.4
Columbus Park 2008-1A Sub	0.4
Jersey Street 2006-1A CLO LTD	(0.4)
Gale 2007-4A CLO	(0.4)
Compucom Systems, Inc.	(0.4)
ACA CLO 2006-2, Limited	(0.5)
First Data Corporation	(0.5)
Canaras CLO Equity – 2007-1A, 1X	(0.6)
Lightpoint CLO VII LTD 2007-8	(0.7)
ACA CLO 2007-1a sub	(0.7)
Unitek Global Services, Inc	(0.8)
Marea 2012-1A CLO	(0.9)
Pegasus Solutions, Inc.	(0.9)
SourceHov, LLC	(0.9)
Jackson Hewitt, Inc	(1.4)
Sargas CLO 2006-1A	(1.6)
Pegasus Solutions, Inc.	(1.7)
Stone Tower CLO LTD 2007 7X	(1.9)
Hewetts Island CDO III 2005-1A D	(2.2)
Catamaran CLO Ltd	(2.4)
Net all other	(3.9)
Total	$(16.4)

For the quarter ended June 30, 2012, we recorded net realized gains on investments of approximately $1.5 million.

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

Portfolio Company	Unrealized appreciation (depreciation)
SourceHOV, LLC	$0.7
Sargas CLO 2006-1A	0.6
Power Tools, Inc.	0.4
GSC 2007-8X CLO	0.3
Lightpoint CLO 2005-3X	(0.3)
Stone Tower CLO LTD 2007 7X	(0.3)
ACA CLO 2006-2, Limited	(0.4)
Integra Telecom Holdings, Inc.	(0.7)
Pegasus Solutions, Inc.	(1.1)
Merrill Communications, LLC	(1.8)
Net all other	(4.7)
Total	$(7.3)

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended June 30, 2013 and 2012 was $16.0 million and $15.0 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as a higher base management fee.

Excluding the impact of the capital gains incentive fee accrual reduction of approximately $2.9 million, core net investment income for the quarter ended June 30, 2013 was approximately $13.1 million compared to approximately $13.9 million for the same period in 2012.

Based on weighted-average shares outstanding of 52,544,803 (basic) and 62,577,955 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2013 was approximately $0.30 (basic) and $0.28 (diluted), compared to approximately $0.40 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share would have been $0.25 (basic) and $0.24 (diluted), compared to $0.37 per share (basic and diluted), for the same period in 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $1.5 million for the quarter ended June 30, 2013, compared to a net increase of approximately $9.3 million for the comparable period in 2012. This decrease was attributable to greater interest expense, increased management fees as well as greater unrealized depreciation. This decrease was partially offset by an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees.

Based on weighted-average shares outstanding of 52,544,803 (basic) and 62,577,955 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2013 was approximately $0.03 (basic) and approximately $0.05 (diluted), compared to a net increase in net assets resulting from operations of approximately $0.25 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the capital gains incentive fee accrual reduction, we would have had a core net decrease in net assets resulting from operations per common share of $0.03 (basic) and a core net increase in net assets resulting from operations per common share of $0.01 (diluted), compared to $0.22 per share (basic and diluted) for the same period in 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2013 to the six months ended June 30, 2012.

Investment Income

As of June 30, 2013, our debt investments had stated interest rates of between 3.98% and 13.00% (excluding our investment in GenuTec Business Solutions, Inc. which carries a zero interest rate through October 30, 2014) and maturity dates of between 5 and 145 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.5% including GenuTec Business Solutions, Inc., compared with 11.2% as of June 30, 2012. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the six months ended June 30, 2013 was approximately $47.2 million compared to approximately $35.2 million for the six months ended June 30, 2012. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of June 30, 2013 and June 30, 2012 was approximately $696.9 million and $413.7 million, respectively. For the six months ended June 30, 2013, investment income consisted of approximately $21.5 million in cash interest from portfolio investments, approximately $2.2 million in amortization of original issue and market discount, approximately $0.2 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $19.4 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $1.2 million in PIK interest income.

For the six months ended June 30, 2013 we had one loan on non-accrual status, RBS International Direct Marketing, with a par amount of approximately $22.7 million and a fair value of approximately $8.0 million. The majority of this investment was purchased during the first quarter of 2013 at a price of 32% of par. While we do not generally focus on distressed debt investments, we have been and remain open to those opportunities where the potential for highly attractive risk-adjusted returns exists.

For the six months ended June 30, 2013, other income of approximately $2.7 million was recorded, compared to other income of approximately $4.2 million for the six months ended June 30, 2012. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring.

Operating Expenses

Total expenses for the six months ended June 30, 2013 were approximately $20.5 million, which includes the reduction of the accrued capital gains incentive fee of approximately $2.7 million.

Expenses before incentive fees, for the six months ended June 30, 2013, were approximately $20.6 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $11.8 million from the six months ended June 30, 2012, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and convertible notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the six months ended June 30, 2012 were approximately $8.8 million.

The investment advisory fee for the six months ended June 30, 2013 was approximately $9.0 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2012 was approximately $4.6 million. The increase of approximately $4.4 million is due to an increase in average gross assets. At each of June 30, 2013 and December 31, 2012, respectively, approximately $6.3 million and $4.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the six months ended June 30, 2013 was approximately $9.0 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the six months ended June 30, 2012 was approximately $1.7 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the six months ended June 30, 2013, the total interest expense under the securitization was approximately $1.5 million, comprised of stated interest expense (approximately $1.3 million), accreted discount (approximately $79,000) and amortized deferred debt issuance costs (approximately $150,000). The accrued interest payable on the Class A Notes during the second quarter of 2013 was approximately $476,000. At December 31, 2012, interest expense of approximately $491,000 million remained payable. For further information on this securitization, see Note 4.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2013. For further information on this securitization, see Note 4.

For the six months ended June 30, 2013, the aggregate interest expense under the securitization was approximately $2.9 million, comprised of stated interest expense (approximately $2.5 million), accreted discount (approximately $0.2 million) and amortized deferred debt issuance costs (approximately $0.2 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the second quarter of 2013 was approximately $636,000. At December 31, 2012, aggregate interest expense of approximately $1.4 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. For the six months ended June 30, 2013, the aggregate interest expense on the Convertible Notes was approximately $4.6 million, comprised of stated interest expense (approximately $4.3 million) and amortized deferred debt issuance costs (approximately $0.3 million). The accrued interest payable on the Convertible Notes during the second quarter of 2013 was approximately $1.5 million. At December 31, 2012, aggregate interest expense on the Convertible Notes of approximately $2.3 million remained payable.

The table below summarizes the components of interest expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$1,294.8	$78.6	$150.0	$1,523.4	$1,410.3	$92.0	$150.8	$1,653.1
TICC CLO 2012-1 LLC Class A-1 Notes	1,355.6	94.1	—	1,449.7	—	—	—	—
TICC CLO 2012-1 LLC Class B-1 Notes	280.9	25.9	—	306.8	—	—	—	—
TICC CLO 2012-1 LLC Class C-1 Notes	427.3	45.4	—	472.7	—	—	—	—
TICC CLO 2012-1 LLC Class D-1 Notes	466.2	50.6	—	516.8	—	—	—	—
TICC CLO 2012-1 amortization of deferred debt	—	—	142.0	142.0	—	—	—	—
2017 Convertible Notes	4,288.5	—	303.4	4,591.9	—	—	—	—
Total	$8,113.3	$294.6	$595.4	$9,003.3	$1,410.3	$92.0	$150.8	$1,653.1

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.1 million for the six months ended June 30, 2013, compared to approximately $1.2 million for the six months ended June 30, 2012. This decrease was the result of legal fees which were lower by approximately $414,000, partially offset by audit fees which were higher by approximately $308,000.

Compensation expenses were approximately $614,000 for the six months ended June 30, 2013 compared to approximately $550,000 for the six months ended June 30, 2012 reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2013 and December 31, 2012, respectively, approximately $315,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $913,000 for the six months ended June 30, 2013 compared to approximately $727,000 for the same period in 2012. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first six months of 2013 was approximately $2.6 million compared to $3.4 million for the six months ended June 30, 2012. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the six months ended June 30, 2013 resulted in an accrual reversal of approximately $2.7 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $2.4 million capital gains incentive fee accrual as of June 30, 2013 relates entirely this hypothetical liquidation calculation. For the six months ended June 30, 2012, an accrual reversal of approximately $90,000 was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2013, we recorded net realized gains on investments of approximately $8.5 million, which primarily represents the gain on the sale of several of our CLO debt and equity investments which totaled approximately $6.8 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2013, we had net unrealized depreciation of approximately $12.8 million, comprised of $22.4 million in gross unrealized appreciation, $28.6 million in gross unrealized depreciation and approximately $6.6 million relating to the reversal of prior period net unrealized appreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2013 were as follows (in millions):

Portfolio Company	Changes in Unrealized appreciation (depreciation)
Merrill Communications, LLC	$9.6
Band Digital Inc	1.3
Carlyle 2013-2 Sub	0.6
Integra Telecom Holdings, Inc.	0.6
Lightpoint CLO 2005-3X	0.5
Gale 2007-4A CLO	(0.5)
Flagship 2005-4A D	(0.6)
Nextag, Inc	(0.7)
Lightpoint CLO VII LTD 2007-8	(0.7)
Unitek Global Services, Inc	(0.7)
ACA CLO 2007-1a sub	(0.7)
CIFC CLO – 2006-1A B2L	(0.8)
Jersey Street 2006-1A CLO LTD	(0.8)
ACA CLO 2006-2, Limited	(0.9)
Landmark V CDO LTD	(0.9)
Marea 2012-1A CLO	(1.0)
Lightpoint CLO VII LTD 2007-7	(1.3)
Canaras CLO Equity – 2007-1A, 1X	(1.4)
Lightpoint CLO 2007-8A	(1.7)
Sargas CLO 2006-1A	(2.0)
Hewetts Island CDO III 2005-1A D	(2.2)
Catamaran CLO Ltd	(2.5)
Stone Tower CLO LTD 2007 7X	(3.2)
Pegasus Solutions, Inc	(3.5)
Net all other	0.7
Total	$(12.8)

For the six months ended June 30, 2012, we recorded net realized gains on investments of approximately $1.8 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2012, we had net unrealized appreciation of approximately $1.4 million, comprised of $18.7 million in gross unrealized appreciation, $16.8 million in gross unrealized depreciation and approximately $0.5 million relating to the reversal of prior period net unrealized appreciation as an investment was realized. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2012 were as follows (in millions):

Portfolio Company	Unrealized appreciation (depreciation)
Algorithmic Implementations, Inc.	$1.0
Integra Telecom Holdings, Inc.	1.0
Power Tools, Inc.	0.9
Hewetts Island CDO IV 2006-4 E	0.8
Harbourview – 2006A CLO Equity	0.8
SourceHOV, LLC	0.7
Prospero CLO II BV	0.6
Sargas CLO 2006-1A	0.6
Harch 2005-2A BB CLO	0.5
Marlborough Street 2007-1A	0.5
Canaras CLO Equity – 2007-1A, 1X	0.5
GALE 2007-4A CLO	0.5
Emporia CLO 2007 3A E	0.4
Lightpoint CLO 2007-8A	0.4
RBS Holding Company	(0.9)
Stratus Technologies, Inc.	(1.3)
Merrill Communications, LLC	(1.8)
GenuTec Business Solutions, Inc.	(2.0)
Pegasus Solutions, Inc.	(2.4)
Net all other	0.6
Total	$1.4

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2013 and 2012 was $26.6 million and $23.2 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as higher base management fees.

Excluding the impact of the capital gains incentive fee accrual reduction of approximately $2.7 million, core net investment income for the six months ended June 30, 2013 was approximately $23.9 million compared to approximately $23.1 million for the same period in 2012.

Based on weighted-average shares outstanding of 49,075,486 (basic) and 59,108,638 (diluted), the net increase in net assets resulting from net investment income per common share for the six months ended June 30, 2013 was approximately $0.54 (basic) and $0.51 (diluted), compared to approximately $0.65 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been $0.49 (basic) and $0.47 (diluted), compared to $0.65 per share (basic and diluted), for the same period in 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $22.3 million for the six month ended June 30, 2013, compared to a net increase of approximately $26.3 million for the comparable period in 2012. This decrease was attributable to greater interest expense, increased management fees as well as greater unrealized depreciation, partially offset by an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees.

Based on weighted-average shares outstanding of 49,075,486 (basic) and 59,108,638 (diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2013 was approximately $0.45 (basic) and approximately $0.44 (diluted), compared to a net increase in net assets resulting from operations of approximately $0.74 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have remained at $0.40 (basic) and $0.39 (diluted), compared to $0.74 per share (basic and diluted) for the same period in 2012.

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

The following tables provide a reconciliation of net investment income to core net investment income (for the three and six months ended June 30, 2013 and 2012, respectively):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$15,955,918	$0.304	$26,607,121	$0.542
Capital gains incentive fee	(2,899,772)	(0.055)	(2,684,418)	(0.055)
Core net investment income	$13,056,146	$0.249	$23,922,703	$0.487

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$15,037,476	$0.40	$23,191,996	$0.65
Capital gains incentive fee	(1,155,520)	(0.03)	(89,857)	—
Core net investment income	$13,881,956	$0.37	$23,102,139	$0.65

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and six months ended June 30, 2013 and 2012, respectively):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$1,456,996	$0.028	$22,299,042	$0.454
Capital gains incentive fee	(2,899,772)	(0.055)	(2,684,418)	(0.055)
Core net (decrease) increase in net assets resulting from operations	$(1,442,774)	$(0.027)	$19,614,624	$0.399

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$9,259,874	$0.25	$26,343,242	$0.74
Capital gains incentive fee	(1,155,520)	(0.03)	(89,857)	—
Core net increase in net assets resulting from operations	$8,104,354	$0.22	$26,253,385	$0.74

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	2013		2012
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Ratio of core net investment income to average net assets, for the three and six month periods ended June 30, 2013 and 2012, respectively	9.98%	9.80%	3.89%	6.86%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and six month periods ended June 30, 2013 and 2012, respectively.

	2013		2012
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Ratio of net investment income to average net assets	12.20%	10.90%	4.21%	6.89%
Ratio of capital gain incentive fee to average net assets	(2.22)%	(1.10)%	(0.32)%	(0.03)%
Ratio of core net investment income to average net assets	9.98%	9.80%	3.89%	6.86%

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2013, we issued approximately 11.1 million shares in two equity offerings and in connection with an “at-the-market” share issuance plan.

During the six months ended June 30, 2013, cash and cash equivalents decreased from approximately $51.4 million at the beginning of the period to approximately $28.0 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $171.7 million, largely reflecting purchases of new investments of approximately $357.9 million partially offset by proceeds from principal repayments and sales of investments of approximately $167.2 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $200.1 million reflecting primarily the net proceeds of approximately $118.7 million from the February 11, 2013 and May 28, 2013 sale of an aggregate $120.0 million of incremental secured debt in connection with the collateralized loan obligation transaction that originally closed on August 23, 2012 and $110.4 million resulting from two equity offerings and participation in an “at-the-market” share issuance plan, partially offset by the distribution of dividends and deferred debt issuance costs.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $9.0 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $913,000 for administrative services for the six months ended June 30, 2013.

A summary of our significant contractual payment obligations is as follows as of June 30, 2013. See Note 4 “Borrowings.”

Contractual obligations	Total	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC CLO LLC	$101,250,000	$—	$—	$—	$101,250,000
TICC CLO 2012-1 LLC	240,000,000	—	—	—	240,000,000
TICC Convertible Notes	115,000,000	—	—	115,000,000	—
Total	$456,250,000	$—	$—	$115,000,000	$341,250,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the June 30, 2013 consolidated statements of assets and liabilities. For the three months period ended June 30, 2013, the Class A note holders were paid interest on the Class A notes of approximately $0.7 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued an additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2013.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since the beginning of 2010:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
July 30, 2013	September 16, 2013	September 30, 2013	$0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$0.87
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99	(1)
Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	$0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15
Total (2010)			$0.81	(1)

(1)	Distributions for the fiscal years ended December 31, 2012, 2011 and 2010 were funded from undistributed net investment income.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the collateral manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and T2 Income Fund CLO I Ltd. in view of the potential conflicts of interest raised by the relationships described above.

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

RECENT DEVELOPMENTS

On July 30, 2013, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2013 to shareholders of record as of September 16, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, five debt investments in our portfolio were at a fixed rate, and the remaining eighty-eight debt investments were at variable rates, representing approximately $29.3 million and $693.7 million in principal debt, respectively. At June 30, 2013, $671.1 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2013. We have also assumed outstanding borrowings, which bear interest at variable rates, of $341,250,000. Under this analysis, net investment income would decrease by approximately $1.7 million on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $13.3 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. It should also be noted that as the available cash is invested, the impact of this analysis will change. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC (“TICC CLO 2012-1” or the “2012 Securitization Issuer”) issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf) /A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2013.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(21.2)%	(12.2)%	(3.1)%	5.9%	14.9%

(1)	Assumes $1.025 billion in total assets and $456.3 million in total debt outstanding, which reflects our total assets and total debt outstanding as of June 30, 2013, and a cost of funds of approximately 3.93%.

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

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and T2 Income Fund CLO Ltd. in view of the potential conflicts of interest raised by the relationships described above.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no other material changes during the six months ended June 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2013, we issued a total of 173,551 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,611,626.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).
3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).
10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LCC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.10	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.11	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.12	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.13	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.14	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.15	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.16	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.17	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.18	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: August 8, 2013	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2013	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)