Form 10-Q
period 2013-09-30
TICC Capital Corp.
filed 2013-11-12
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 11, 2013 was 53,326,368.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Non-affiliated/non-control investments (cost: $908,253,220 @ 9/30/13; $634,081,527 @ 12/31/12)	$925,230,532	$651,099,873
Control investments (cost: $17,000,000 @ 9/30/13; $17,256,179 @ 12/31/12)	16,150,000	16,450,000
Total investments at fair value (cost: $925,253,220 @ 9/30/13; $651,337,706 @ 12/31/12)	941,380,532	667,549,873
Cash and cash equivalents	29,016,511	51,392,949
Restricted cash	28,568,347	21,240,508
Deferred debt issuance costs	8,304,521	8,154,925
Interest and distributions receivable	9,221,072	5,986,122
Securities sold not settled	4,911,617	1,516,875
Other assets	248,612	181,788
Total assets	$1,021,651,212	$756,023,040
LIABILITIES
Accrued interest payable	$4,745,820	$4,234,376
Investment advisory fee payable to affiliate	6,724,619	4,930,908
Accrued capital gains incentive fee to affiliate	4,650,831	6,617,810
Securities purchased not settled	25,800,000	—
Accrued expenses	1,141,597	302,971
Notes payable – TICC CLO LLC, net of discount	100,001,227	99,882,627
Notes payable – TICC CLO 2012-1 LLC, net of discount	235,524,451	115,451,819
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	493,588,545	346,420,511
COMMITMENTS (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 53,326,368 and 41,371,286 issued and outstanding, respectively	533,264	413,713
Capital in excess of par value	569,499,065	451,157,297
Net unrealized appreciation on investments	16,127,312	16,212,167
Accumulated net realized losses on investments	(46,779,660)	(53,906,504)
Distributions in excess of investment income	(11,317,314)	(4,274,144)
Total net assets	528,062,667	409,602,529
Total liabilities and net assets	$1,021,651,212	$756,023,040
Net asset value per common share	$9.90	$9.90

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 06, 2019)	$6,633,333	$6,602,441	$6,616,750
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	14,000,000	14,000,000	14,000,000
ARSLOANE Intermediate, LLC (D/B/A “Pitney Bowes Management Services, Inc.”)	printing and publishing	first lien senior secured notes(4)(5)(9)(10) (7.50%, due October 01, 2019)	16,000,000	15,900,000	16,000,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	7,157,825	7,038,811	7,153,387
		second lien senior secured notes(4)(5)(6)(9)(10) (11.00%, due November 22, 2018)	17,514,795	17,285,323	17,193,749
Blue Coat System, Inc.	software	second lien senior secured notes(4)(5)(10) (9.50%, due June 28, 2020)	15,000,000	14,853,259	15,037,500
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(10) (4.25%, due May 09, 2020)	6,982,500	6,948,963	6,842,850
CRCI Holdings, Inc.	utilities	first lien senior secured notes(4)(5)(9)(10) (5.00%, due July 10, 2019)	7,750,000	7,711,250	7,672,500
Cunningham Lindsey Group Inc.	insurance	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due December 10, 2019)	3,970,000	3,933,937	3,940,225
Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.00%, due October 10, 2018)	4,615,125	4,588,275	4,618,586
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,884,074	10,031,300
DG Fastchannel Inc	advertising	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due July 26, 2018)	5,214,056	5,157,497	5,153,208
Drew Marine Partners	shipping and transportation	first lien senior secured notes(4)(5)(6)(9) (6.25%, due September 01, 2014)	3,281,250	3,258,654	3,289,453
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due May 17, 2018)	6,620,122	6,551,013	6,642,167
Endurance International Group,	web hosting	first lien senior secured notes(4)(5)(6)(9)(10)(14) (6.25%, due November 09, 2019)	11,047,173	10,950,705	11,081,751
		second lien senior secured notes(4)(5)(14) (10.25%, due May 09, 2020)	18,000,000	17,834,710	18,045,000
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 04, 2018)	3,810,000	3,815,817	3,771,900
		second lien senior secured notes(4)(5)(9)(10) (10.75%, due April 12, 2019)	15,000,000	14,732,402	14,950,050
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.18%, due March 24, 2017)	16,050,721	15,995,885	15,883,472
		tranche B term loan(4)(5)(9)(10) (4.18%, due September 24, 2018)	880,952	880,952	871,482
Global Tel Link Corp	telecommunication services	second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,845,094	12,653,290
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (4.50%, due April 03, 2017)	8,043,728	7,965,854	8,043,728
GXS Worldwide, Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,950,093	8,230,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,500,000	3,499,763	3,504,375
Healogics, Inc. (F/K/A “National Healing Corp.”)	healthcare	senior secured notes(4)(5)(6)(10) (5.25%, due February 05, 2019)	3,316,667	3,301,529	3,327,048
		second lien senior secured notes(4)(5)(10) (9.25%, due February 05, 2020)	4,000,000	3,962,620	4,076,680

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT		PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Help/Systems Holdings, Inc.	software	senior secured notes(4)(5)(9)(10)(14) (5.50%, due June 28, 2019)		$15,000,000	$14,853,715	$14,887,500
		second lien senior secured notes(4)(5)(14) (9.50%, due June 28, 2020)		15,000,000	14,778,966	15,000,000
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 05, 2018)		4,033,097	4,001,364	4,041,929
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 03, 2018)		6,684,258	6,661,461	6,650,837
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(6)(10) (7.25%, due May 01, 2019)		7,800,000	7,656,135	7,722,000
Immucor, Inc.	healthcare	senior secured term B notes	(4)(5)(6)(9)	4,408,374	4,287,117	4,415,251
InfoNXX, Inc	telecommunication services	second lien senior secured notes(4)(5)(6)(9) (6.43%, due December 01, 2013)		1,960,000	1,952,117	1,943,928
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)		7,442,600	7,394,457	7,479,813
		second lien senior secured notes(4)(5)(6) (9.75%, due February 22, 2020)		7,000,000	7,000,000	7,169,540
Jackson Hewitt Tax Service, Inc.	consumer services	second lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 17, 2017)		24,218,750	23,373,391	23,855,469
JHCI Holdings, Inc.	logistics	first lien senior secured notes(4)(5)(6)(10) (7.00%, due July 11, 2019)		8,977,500	8,941,927	8,916,543
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 01, 2017)		4,900,084	4,900,084	4,924,584
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10)(14) (7.31%, due March 08, 2018)		17,540,039	17,512,504	17,605,814
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (5.75%, due March 30, 2018)		2,445,824	2,406,845	2,436,652
Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due August 17, 2019)		9,541,573	9,445,163	9,255,326
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)		8,437,500	8,410,051	8,469,141
National Vision, Inc.	retail	senior secured term B notes(4)(5)(6)(9)(10) (7.00%, due August 02, 2018)		5,266,667	5,216,812	5,266,667
New Breed Logistics	logistics	senior secured term B notes(4)(5)(6)(9)(10) (6.00%, due October 01, 2019)		9,925,000	9,916,124	9,909,517
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(9)(10) (9.25%, due January 27, 2016)		13,682,343	13,236,515	12,587,756
Otter Products, LLC	chemicals and plastics	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due April 30, 2020)		14,852,000	14,852,263	14,888,833
Packaging Coordinators, Inc.	packaging and containers	first lien senior secured notes(4)(5)(10) (5.50%, due May 10, 2020)		5,000,000	4,976,002	5,000,000
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (4.75%, due February 12, 2017)		2,940,282	2,923,133	2,942,134
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 31, 2017)		9,900,000	9,876,535	9,867,033
Radnet Management, Inc.	medical services	senior secured notes(4)(5)(6)(10) (4.25%, due October 10, 2018)		3,960,010	3,971,629	3,961,673
RBS Holding Company	printing and publishing	second lien senior secured notes(3)(4)(5)(6)(9) (8.25% Cash/1.25% PIK, due March 23, 2017)		22,672,607	10,777,929	16,301,604
Renaissance Learning	education	senior secured notes(4)(5)(6)(9)(10) (5.75%, due November 13, 2018)		9,900,000	9,833,251	9,887,625
Renfro Corporation	clothing	senior secured notes(4)(5)(6)(9)(10) (5.75%, due January 30, 2019)		4,643,333	4,670,971	4,631,725
Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11) (5.75%, due February 13, 2019)		8,909,480	8,581,586	8,715,342
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	second lien senior secured notes(4)(5)(6)(9) (7.00%, due December 07, 2018)		4,064,904	4,026,870	4,146,202

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(9) (4.75%, due April 30, 2020)	$4,000,000	$3,961,981	$3,925,000
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	6,400,000	6,369,072	6,276,032
Sedgwick Claims Management Services, Inc.	insurance	first lien senior secured notes(4)(6)(10) (4.25%, due June 12, 2018)	1,995,000	1,995,000	1,993,125
		second lien senior secured notes(4)(5)(10) (8.00%, due December 12, 2018)	1,500,000	1,492,791	1,525,320
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10) (6.00%, due February 08, 2019)	8,257,600	8,313,237	8,278,244
		second lien senior secured notes(4)(5)(10) (10.00%, due July 12, 2019)	2,000,000	1,972,043	2,040,000
Six3 Systems, Inc.	IT consulting	term B senior secured notes(4)(5)(6)(9)(10) (7.00%, due October 04, 2019)	10,917,500	10,834,754	11,081,263
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10) (5.00%, due May 26, 2017)	2,554,762	2,568,446	2,562,758
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,788,000	4,787,376	4,811,940
		second lien senior secured notes(4)(5)(10) (8.75%, due April 30, 2019)	2,000,000	1,999,613	2,018,340
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(9)(10) (7.25%, due July 11, 2019)	15,000,000	14,850,000	15,000,000
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.75%, due February 01, 2018)	2,557,588	2,515,639	2,557,588
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,328,125	9,241,615	9,299,021
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,282,000	8,932,320	9,282,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.25%, due November 16, 2018)	4,692,230	4,650,558	4,670,740
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,043,910	11,165,625
Technimark LLC	chemicals and plastics	senior secured notes(4)(5)(6)(9)(10) (5.50%, due April 17, 2019)	15,076,500	15,021,806	15,001,118
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	10,000,000	9,914,915	10,000,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(9)(10) (7.25%, due October 02, 2018)	10,000,000	9,900,000	10,000,000
Travelclick Inc	travel	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 16, 2016)	10,529,192	10,484,734	10,529,192
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (11.00% Cash/4.00% PIK, due April 15, 2018)	11,511,009	11,293,048	11,424,676
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries	senior secured notes(4)(6)(10) (4.50%, due November 30, 2017)	3,482,278	3,482,278	3,490,984
Vision Solutions	software	second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,932,824	9,800,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due October 25, 2019)	4,962,500	4,895,094	4,974,906
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,816,400	10,062,500
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.50%, due June 29, 2017)	15,101,849	15,038,707	15,076,629
Web.Com Group, Inc.	web hosting	senior secured notes(4)(5)(6)(9)(10)(11) (4.50%, due October 27, 2017)	3,521,744	3,491,563	3,545,234
Total Senior Secured Notes				$672,683,562	$681,903,124	129.1%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (0.00% Cash/10.00% PIK, due March 08, 2023)	5,720,396	2,902,920	5,577,386
Total Senior Unsecured Notes				$2,902,920	$5,577,386	1.1%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Debt Investments
ACA CLO 2007-1A E	structured finance	CLO secured notes(4)(5)(11)(12) (5.02%, due June 15, 2022)	$1,957,994	$1,767,027	$1,764,936
AMMC CLO XII, Limited 2013-12A F	structured finance	CLO secured notes(4)(5)(11)(12) (5.31%, due May 10, 2025)	4,500,000	3,891,655	3,791,250
Carlyle Global Market Strategies 2013-2A F	structured finance	CLO secured notes(4)(5)(11)(12) (5.67%, due April 18, 2025)	6,000,000	5,122,563	5,247,000
Catamaran CLO LTD 2012-1A F	structured finance	CLO secured notes(4)(5)(11)(12) (6.50%, due December 20, 2023)	6,000,000	5,061,302	5,486,400
CIFC Funding 2013-II, Ltd.	structured finance	CLO secured notes(4)(5)(11)(12) (6.08%, due July 18, 2025)	4,000,000	3,586,091	3,590,000
Emporia Preferred Funding III CLO 2007-3A, 3X E	structured finance	CLO secured notes(4)(5)(11)(12) (3.96%, due April 23, 2021)	10,991,000	8,015,025	8,826,872
Telos CLO 2013-3 Ltd. Class F	structured finance	CLO secured notes(4)(5)(11)(12) (5.77%, due January 17, 2024)	3,000,000	2,720,599	2,611,203
Total Collateralized Loan Obligation – Debt Investments				$30,164,262	$31,317,661	5.9%

COMPANY(1)	INDUSTRY	INVESTMENT		PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	10,583,500	9,272,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	4,050,000	4,200,000
AMMC CLO XII, Limited 2013-12 Sub	structured finance	CLO subordinated notes	(11)(12)	—	9,949,500	10,595,572
Apidos CLO XIV 2013-14A Sub	structured finance	CLO subordinated notes	(11)(12)	—	3,569,719	3,749,625
ARES 2012-3X Sub	structured finance	CLO subordinated notes	(11)(12)	—	12,620,875	13,175,000
ARES XXVI CLO Ltd. 2013-26A Sub	structured finance	CLO subordinated notes	(11)(12)	—	15,234,375	16,687,500
Benefit Street Partners CLO II Ltd.	structured finance	CLO subordinated notes	(11)(12)	—	12,870,000	13,520,000
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes	(11)(12)	—	4,355,000	4,095,000
Carlyle Global Market Strategies 2013-2A Sub	structured finance	CLO subordinated notes	(11)(12)	—	7,955,000	8,972,500
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	20,075,000	17,380,000
Cedar Funding II CLO Ltd. 2013-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	15,656,250	15,568,541
Columbus Park CDO Ltd. 2008-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	8,150,000	7,950,000
Galaxy XV CLO Ltd. 2013-15A Sub	structured finance	CLO income notes	(11)(12)	—	7,012,500	7,436,550
Gale Force 4 2007-4A CLO Inc.	structured finance	CLO income notes	(11)(12)	—	1,965,000	2,010,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes	(11)(12)	—	6,750,000	7,575,000
HarbourView CLO 2006-1 LTD 6A Sub	structured finance	CLO subordinated notes	(11)(12)	—	3,639,870	4,066,400
Jersey Street CLO 2006-1A LTD	structured finance	CLO income notes	(11)(12)	—	7,535,613	6,598,800
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes	(11)(12)	—	3,330,000	3,150,000
Lightpoint CLO VIII LTD 2007-8A Sub	structured finance	CLO subordinated notes	(11)(12)	—	4,612,500	3,150,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes	(11)(12)	—	10,934,215	10,995,300
North End CLO 2013-1A Sub	structured finance	CLO income notes	(11)(12)	—	4,615,234	4,615,234
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes	(11)(12)	—	2,434,163	2,673,000
Sargas CLO 2006-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	4,945,500	3,535,000
Sheridan Square CLO Ltd. 2013-1A Inc.	structured finance	CLO subordinated notes	(11)(12)	—	4,136,511	4,094,302
Stone Tower CLO VII LTD 2007-7X Sub	structured finance	CLO subordinated notes	(11)(12)	—	12,739,000	9,720,000
Telos 2013-3A Sub	structured finance	CLO subordinated notes	(11)(12)	—	8,633,333	8,120,000
Other CLO equity related investments	structured finance	CLO other	(11)(13)	—	—	3,977,615
Total Collateralized Loan Obligation – Equity Investments					$208,352,658	$206,882,939	39.2%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
SEPTEMBER 30, 2013
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT		PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock		100	$3,000,000	$2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock	(7)	775,846	1,712,397	3,554,724
Merrill Communications, LLC	printing and publishing	common equity	(7)(14)	728,442	3,425,244	9,105,525
Pegasus Solutions, Inc.	enterprise software	common equity	(7)	15,333	62,595	—
Stratus Technologies, Inc.	computer hardware	common equity	(7)	223,210	379,810	6,696
Total Common Stock Investments					$8,580,046	$14,816,945	2.8%
Preferred Equity
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)		8,050	1,627,488	—
Stratus Technologies, Inc.	computer hardware	preferred equity	(7)	50,796	217,284	359,128
Total Preferred Equity Investments					$1,844,772	$359,128	0.1%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock	(7)	540,371	725,000	225,062
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock	(7)	309,080	0	298,287
Total Warrants					$725,000	$523,349	0.1%
Total Investments					$925,253,220	$941,380,532	178.3%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $39.9 million of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $31,630,880; aggregate gross unrealized depreciation for federal income tax purposes is $33,746,420. Net unrealized depreciation is $2,115,540 based upon a tax cost basis of $943,496,072.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.

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

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2012

COMPANY(1)	INDUSTRY	INVESTMENT		PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(1)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited Pref	structured finance	CLO preferred equity	(11)(12)	$—	$2,200,000	$4,400,000
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	10,583,500	11,224,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	4,050,000	4,150,000
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes	(11)(12)	—	20,075,000	20,075,000
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes	(11)(12)	—	4,355,000	5,760,000
Gale 2007-4A CLO Inc.	structured finance	CLO income notes	(11)(12)	—	1,965,000	2,947,500
GSC Group CDO 2007-8X Sub	structured finance	CLO subordinated notes	(11)(12)	—	4,110,000	6,300,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes	(11)(12)	—	6,750,000	6,750,000
HarbourView CLO VI LTD 6 6A Sub	structured finance	CDO subordinated notes	(11)(12)	—	3,639,870	3,889,600
Jersey Street 2006-1A CLO LTD Inc.	structured finance	CLO income notes	(11)(12)	—	4,924,238	5,560,100
Kingsland LTD 2007-4X Sub	structured finance	CLO subordinated notes	(11)(12)	—	402,500	537,500
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes	(11)(12)	—	3,330,000	2,632,500
Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CDO subordinated notes	(11)(12)	—	1,562,500	1,760,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes	(11)(12)	—	10,934,215	11,117,470
Marlborough Street 2007-1A Inc.	structured finance	CLO income notes	(11)(12)	—	1,739,000	2,068,000
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes	(11)(12)	—	2,434,163	2,846,250
Rampart CLO 2007-1A Sub	structured finance	CDO subordinated notes	(11)(12)	—	3,412,500	3,465,000
Sargas CLO 2006-1A Sub	structured finance	CDO subordinated notes	(11)(12)	—	4,945,500	6,565,000
Stone Tower CLO LTD 2007-7X Sub	structured finance	CDO subordinated notes	(11)(12)	—	6,265,000	7,210,000
Total Collateralized Loan Obligation – Equity Investments					$97,677,985	$109,257,920	26.7%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock		100	3,000,000	2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock	(7)	775,846	1,712,397	2,203,403
Pegasus Solutions, Inc.	enterprise software	common equity	(7)	15,333	62,595	37,719
Stratus Technologies, Inc.	computer hardware	common equity	(7)	206,100	377,928	—
Total Common Stock Investments					$5,152,920	$4,391,122	1.1%

Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock	(7)(14)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)		8,050	1,446,874	2,273,481
Stratus Technologies, Inc.	computer hardware	preferred equity	(7)	46,900	186,622	413,189
Total Preferred Equity Investments					$3,133,496	$2,686,670	0.7%
Warrants
Band Digital Inc. (F/K/A “WHITTMANHART, Inc.”)	IT consulting	warrants to purchase common stock	(7)(14)	—	—	—
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock	(7)	540,371	725,000	542,649
Total Warrants					$725,000	$542,649	0.1%
Total Investments					$651,337,706	$667,549,873	163.0%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2012

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared) , which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $22,3 million of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $29,973,250; aggregate gross unrealized depreciation for federal income tax purposes is $32,003,935. Net unrealized depreciation is $2,030,685 based upon a tax cost basis of $669,580,558.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Debt investment on non-accrual status at the relevant period end.
(14)	Subject to an economic share adjustment, upon a realization event, with equity co-owner.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$14,039,082	$8,908,966	$38,334,197	$27,159,248
Distributions from securitization vehicles and equity investments	12,256,961	6,025,634	31,676,007	17,919,415
Commitment, amendment fee income and other income	787,777	278,613	3,505,135	4,524,825
Total investment income from non-affiliated/non-control investments	27,083,820	15,213,213	73,515,339	49,603,488
From control investments:
Interest income – debt investments	364,557	377,401	1,088,641	1,136,010
Distributions from equity investments	—	—	—	62,041
Total investment income from control investments	364,557	377,401	1,088,641	1,198,051
Total investment income	27,448,377	15,590,614	74,603,980	50,801,539
EXPENSES
Compensation expense	310,415	289,361	924,818	839,049
Investment advisory fees	4,932,640	2,796,873	13,912,382	7,390,894
Professional fees	386,793	420,696	1,474,966	1,647,733
Interest expense and other debt financing expenses	4,977,313	1,398,975	13,980,611	3,052,056
General and administrative	540,512	423,884	1,453,455	1,151,363
Total expenses before incentive fees	11,147,673	5,329,789	31,746,232	14,081,095
Net investment income incentive fees	1,791,981	1,003,437	4,426,322	4,360,917
Capital gains incentive fees	2,270,014	4,649,814	(414,404)	4,559,957
Total incentive fees	4,061,995	5,653,251	4,011,918	8,920,874
Total expenses	15,209,668	10,983,040	35,758,150	23,001,969
Net investment income	12,238,709	4,607,574	38,845,830	27,799,570
Net change in unrealized appreciation on investments
Non-Affiliate/non-control investments	12,704,136	21,489,492	(41,034)	23,814,346
Control investments	(12,093)	(17,986)	(43,821)	(969,732)
Total net change in unrealized appreciation on investments	12,692,043	21,471,506	(84,855)	22,844,614
Net realized (losses) gains on investments
Non-Affiliate/non-control investments	(1,341,975)	1,777,564	7,126,844	3,555,702
Control investments	—	—	—	—
Total realized (losses) gain on investments	(1,341,975)	1,777,564	7,126,844	3,555,702
Net increase in net assets resulting from operations	$23,588,777	$27,856,644	$45,887,819	$54,199,886
Net increase in net assets resulting from net investment income per common share:
Basic	$0.23	$0.12	$0.77	$0.75
Diluted	$0.22	$0.12	$0.74	$0.75
Net increase in net assets resulting from operations per common share:
Basic	$0.45	$0.71	$0.91	$1.47
Diluted	$0.41	$0.70	$0.85	$1.47
Weighted average shares of common stock outstanding:
Basic	52,751,722	39,383,076	50,314,364	36,859,005
Diluted	62,784,874	39,880,940	60,347,516	37,026,172

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Increase in net assets from operations:
Net investment income	$38,845,830	$37,177,354
Net realized gains on investments	7,126,844	16,876,880
Net change in unrealized appreciation on investments	(84,855)	14,268,954
Net increase in net assets resulting from operations	45,887,819	68,323,188
Distributions to shareholders	(45,889,000)	(44,319,394)
Capital share transactions:
Issuance of common stock (net of offering costs of $4,460,619 and $3,545,895, respectively)	116,022,771	78,426,107
Reinvestment of dividends	2,438,548	2,070,637
Net increase in net assets from capital share transactions	118,461,319	80,496,744
Total increase in net assets	118,460,138	104,500,538
Net assets at beginning of period	409,602,529	305,101,991
Net assets at end of period (including over distributed net investment income of $11,317,314 and $4,274,144, respectively)	$528,062,667	$409,602,529
Capital share activity:
Shares sold	11,692,173	8,337,500
Shares issued from reinvestment of dividends	262,909	215,358
Net increase in capital share activity	11,955,082	8,552,858

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$45,887,819	$54,199,886
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(2,899,992)	(4,289,325)
Accretion of discount on notes payable and deferred debt issuance costs	1,364,824	430,826
Increase in investments due to PIK	(1,827,150)	(4,380,550)
Purchases of investments	(466,565,850)	(226,365,499)
Repayments of principal and reductions to investment cost value	137,939,868	115,860,293
Proceeds from the sale of investments	88,969,712	20,051,265
Net realized gains on investments	(7,126,844)	(3,555,702)
Net change in unrealized appreciation on investments	84,855	(22,844,614)
Increase in interest and distributions receivable	(3,234,950)	(2,659,130)
(Increase) decrease in other assets	(66,824)	136,347
Increase (decrease) in accrued interest payable	511,444	(48,482)
Increase in investment advisory fee payable	1,793,711	904,512
(Decrease) increase in accrued capital gains incentive fee	(1,966,979)	4,559,957
Increase in accrued expenses	838,626	346,954
Net cash used by operating activities	(206,297,730)	(67,653,263)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(7,327,839)	(73,546,292)
Net cash used by investing activities	(7,327,839)	(73,546,292)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable – TICC CLO 2012-1 LLC (net of discount of $253,875 and $4,440,163, respectively)	119,746,125	112,559,837
Proceeds from the issuance of convertible senior notes	—	105,000,000
Deferred debt issuance costs	(1,069,313)	(5,545,177)
Proceeds from the issuance of common stock	120,483,390	81,972,002
Offering expenses from the issuance of common stock	(4,460,619)	(3,545,895)
Distributions paid (net of stock issued under dividend reinvestment plan of $2,438,548 and $1,508,158, respectively)	(43,450,452)	(30,830,535)
Net cash provided by financing activities	191,249,131	259,610,232
Net (decrease) increase in cash and cash equivalents	(22,376,438)	118,410,677
Cash and cash equivalents, beginning of period	51,392,949	4,494,793
Cash and cash equivalents, end of period	$29,016,511	$122,905,470
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$2,438,548	$1,508,158
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$4,911,617	$503,750
Securities purchased not settled	$25,800,000	$34,561,217
Cash paid for interest	$12,104,347	$2,669,712

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Certain amounts have been reclassified in the 2012 financial statements to conform to the 2013 presentation.

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

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. For further information on this securitization, see Note 4 to the financial statements.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes issued by TICC CLO 2012-1 LLC (“TICC CLO 2012-1” or “2012 Securitization Issuer”). On February 25, 2013 and May 28, 2013, TICC CLO 212-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million. All of the subordinated notes were purchased by the Company. It is not necessary that the Company own all or any of the subordinated notes, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 2. ORGANIZATION  – (continued)

LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2013. For further information on this securitization, see Note 4 to the financial statements.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

The Company’s assets measured at fair value on a recurring basis at September 30, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.8	$665.1	$681.9
Senior Unsecured Notes	0.0	0.0	5.6	5.6
CLO Debt	0.0	0.0	31.3	31.3
CLO Equity	0.0	0.0	206.9	206.9
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	14.8	14.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$16.8	$924.6	$941.4

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

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2013. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average
Corporate debt investments
syndicated	$656.7	market quotes	NBIB(1)	71.9% - 102.9%/98.6%
bilateral	14.0	valuation analysis(2)/	EBITDA(3)	$3.0/ncm(6)
		enterprise value	market multiples(3)	5.5x - 6.5x/ncm(6)
			ICG(4)	3/3.0
CLO debt	31.3	market quotes	NBIB(1)	80.3% - 91.4%/85.9%
CLO equity	206.9	market quotes	NBIB(1)	35.0% - 108.0%/82.4%
Other investments	15.7	valuation analysis(2)/	EBITDA(3)	$12.3 - $185.9/ncm(6)
		enterprise value	market multiples(3)	2.4x - 16.2x/ncm(6)
			discount rates(5)	20.0% - 30.0%/ncm(6)
Total Fair Value for Level 3 Investments	$924.6

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2013 and the level of each financial liability within the fair value hierarchy.

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$100,001	$100,997	$—	$—	$100,997
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	174,022	175,560	—	—	175,560
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	19,457	19,950	—	—	19,950
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	22,083	22,942	—	—	22,942
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	19,962	21,000	—	—	21,000
2017 Convertible Notes	115,000	120,750			120,750
Total	$450,525	$461,199	$—	$—	$461,199

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

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based upon quotations received from dealers who make markets in these securities. Such quotations are based upon actual trades or actual bids and offers, to the extent that they are available, or by reference to comparable securities in the marketplace. As of September 30, 2013 and December 31, 2012, the debt would be deemed to be level 3 of the fair value hierarchy due to the general illiquidity of the market for these instruments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
Realized gains (losses) included in earnings	(3.4)	0.0	3.3	0.3	0.0	0.0	(1.5)	0.0	(1.3)
Unrealized (depreciation) appreciation included in earnings(1)	12.2	0.1	(3.2)	1.6	0.0	0.3	1.5	0.0	12.5
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.6
Purchases(1)	62.1	0.0	5.6	17.3	0.0	0.0	0.0	0.0	85.0
Repayments and Sales	(34.3)	0.0	(19.5)	(8.2)	0.0	0.0	0.0	0.0	(62.0)
Payment in Kind income	0.4	0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.6
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.2	$0.0	$0.0	$4.4	$0.0	$0.3	$0.0	$0.0	$13.9

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the nine months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	(2.3)	0.6	10.9	(0.5)	0.0	0.0	(1.5)	0.0	7.2
Unrealized (depreciation) appreciation included in earnings	12.9	2.8	(8.6)	(13.1)	0.0	7.0	(1.0)	0.0	0.0
Accretion of discount	2.0	0.0	0.8	0.0	0.0	0.0	0.0	0.0	2.8
Purchases	332.7	3.1	17.0	124.2	0.0	3.4	0.0	0.0	480.4
Repayments and Sales	(166.7)	(1.1)	(44.4)	(13.0)	(0.1)	0.0	0.0	0.0	(225.3)
Payment in Kind income	1.4	0.2	0.0	0.0	0.0	0.0	0.2	0.0	1.8
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.8	$2.7	$0.4	$(8.0)	$0.0	$7.0	$(2.5)	$0.0	$9.4

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3. INVESTMENT VALUATION  – (continued)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$681.9	72.4%	$494.9	74.1%
Senior Unsecured Notes	5.6	0.6%	0.0	0.0%
CLO Debt	31.3	3.3%	55.6	8.3%
CLO Equity	206.9	22.0%	109.3	16.4%
Subordinated Notes	0.0	0.0%	0.1	0.0%
Common Stock	14.8	1.6%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.5	0.1%	0.5	0.1%
Total	$941.4	100.0%	$667.5	100.0%

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2013, the Company’s asset coverage for borrowed amounts was 214.5%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of September 30, 2013 and December 31, 2012. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	September 30, 2013				December 31, 2012
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$100,001	(1)	$100,997	$101,250	$99,883	(1)	$101,250
TICC CLO 2012-1 LLC Class A-1 2023 Notes(2)	176,000	174,022	(1)	175,560	88,000	86,149	(1)	87,780
TICC CLO 2012-1 LLC Class B-1 2023 Notes(2)	20,000	19,457	(1)	19,950	10,000	9,455	(1)	9,875
TICC CLO 2012-1 LLC Class C-1 2023 Notes(2)	23,000	22,083	(1)	22,942	11,500	10,501	(1)	11,155
TICC CLO 2012-1 LLC Class D-1 2023 Notes(2)	21,000	19,962	(1)	21,000	10,500	9,347	(1)	10,382
Sub-total TICC CLO 2012-1, LLC	240,000	235,524		239,452	120,000	115,452		119,192
2017 Convertible Notes	115,000	115,000		120,750	115,000	115,000		113,131
	$456,250	$450,525		$461,199	$336,250	$330,335		$333,573

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of September 30, 2013, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,249, $1,978, $543, $917 and $1,038, respectively. As of December 31, 2012, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively.
(2)	The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature. Additionally, on May 28, 2013, the special purpose vehicle

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature and, as a result of the all TICC CLO 2012-1 issuances, the maximum aggregate increase limit of $160 million was reached-refer to “Notes Payable — TICC CLO 2012-1 LLC,” below.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2013 were 3.92% and 7.98 years, respectively, and as of December 31, 2012 were 4.50% and 8.1 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by S&P and Moody’s, respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million, and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2013 consolidated statements of assets and liabilities. For the three months and nine months ended September 30, 2013, respectively, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $2.0 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of September 30, 2013, there were 48 investments in portfolio companies with a total fair value of approximately $240.4 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 1, 2013 and through January 24, 2013, the interest rate of 2.57% charged under the securitization was based on three-month LIBOR of 0.32%. Effective January 25, 2013 and through April 24, 2013, the interest rate of 2.55% charged under the securitization was based on three-month LIBOR of 0.30%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

Effective April 25, 2013 and through June 30, 2013, the interest rate of 2.53% charged under the securitization was based on three-month LIBOR of 0.28%. Effective July 25, 2013 and through September 30, 2013, the interest rate of 2.52% charged under the securitization was based on the three-month LIBOR of 0.27%.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of September 30, 2013, the Company had deferred debt issuance costs of approximately $2.4 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three months and nine months ended September 30, 2013 and 2012, respectively:

TICC CLO LLC	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Stated interest expense	$651,644	$1,946,438	$699,892	$2,110,184
Amortization of deferred issuance costs	76,251	226,266	76,251	227,095
Note discount expense	39,983	118,600	39,920	131,866
Total interest expense	$767,878	$2,291,304	$816,063	$2,469,145
Effective annualized average interest rate	3.01%	3.03%	3.20%	3.25%
Cash paid for interest	$646,396	$1,955,876	$695,037	$2,669,712

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/ Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2013.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

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

As of September 30, 2013, there were 54 investments in portfolio companies with a total fair value of approximately $322.0 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of September 30, 2013, the Company had deferred debt issuance costs of approximately $3.4 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months and nine months ended September 30, 2013 and 2012, respectively:

TICC CLO 2012-1 LLC	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Stated interest expense	$1,718,508	$4,248,519	$401,672	$401,672
Amortization of deferred issuance costs	86,662	228,597	25,089	25,089
Note discount expense	110,502	326,507	40,637	40,637
Total interest expense	$1,915,672	$4,803,623	$467,398	$467,398
Effective annualized average interest rate	3.17%	3.34%	3.74%	3.74%
Cash paid for interest	$1,683,650	$4,997,429	$—	$—

Effective January 1, 2013 and through February 24, 2013, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. Effective February 25, 2013 and through May 27, 2013, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.29%. Effective May 28, 2013 and as of June 30, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.27%. Effective August 26, 2013 and as of September 30, 2013, the interest charged under the securitization was based on the three-month LIBOR which was approximately 0.26%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2013 are as follows:

			Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.01210%	175	$890,010	$907,914	$49,854	$2,699,715	$2,263,488	$143,936
Class B-1 Notes	3.76210%	350	188,638	192,616	13,469	551,786	473,534	39,372
Class C-1 Notes	5.01210%	475	288,808	294,981	22,314	835,803	722,255	67,730
Class D-1 Notes	6.01210%	575	316,194	322,997	24,865	910,125	789,242	75,469
Total			$1,683,650	$1,718,508	$110,502	$4,997,429	$4,248,519	$326,507

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2012 are as follows:

			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.46815%	175	$—	$235,297	$17,891	$—	$235,297	$17,891
Class B-1 Notes	4.21815%	350	—	45,697	5,169	—	45,697	5,169
Class C-1 Notes	5.46815%	475	—	68,124	9,310	—	68,124	9,310
Class D-1 Notes	6.46815%	575	—	52,554	8,267	—	52,554	8,267
Total			$—	$401,672	$40,637	$—	$401,672	$40,637

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2013 are as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2012 are as follows:

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2013, the Company had deferred debt issuance costs of approximately $2.5 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the three months and nine months ended September 30, 2013 and 2012, respectively:

2017 Convertible Notes	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Stated interest expense	$2,132,292	$6,420,833	$109,375	$109,375
Amortization of deferred issuance costs	161,474	464,854	6,139	6,139
Total interest expense	$2,293,766	$6,885,687	$115,514	$115,514
Effective annualized average interest rate	7.91%	8.01%	8.03%	8.03%
Cash paid for interest	$—	$5,151,042	$—	$—

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4. BORROWINGS  – (continued)

As of September 30, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$12,238,709	$4,607,574	$38,845,830	$27,799,570
Weighted average common shares outstanding – basic	52,751,722	39,383,076	50,314,364	36,859,005
Earnings per common share – basic	$0.23	$0.12	$0.77	$0.75
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$12,238,709	$4,607,574	$38,845,830	$27,799,570
Adjustments for interest on convertible senior notes, base management fees and incentive fees	1,845,550	93,042	5,541,657	93,042
Net increase in net assets resulting from investment income, as adjusted	$14,084,259	$4,700,616	$44,387,487	$27,892,612
Weighted average common shares outstanding – basic	52,751,722	39,383,076	50,314,364	36,859,005
Adjustments for dilutive effect of convertible notes	10,033,152	497,864	10,033,152	167,167
Weighted average common shares outstanding – diluted	62,784,874	39,880,940	60,347,516	37,026,172
Earnings per common share – diluted	$0.22	$0.12	$0.74	$0.75

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Earnings per common share – basic:
Net increase in net assets resulting from operations	$23,588,777	$27,856,644	$45,887,819	$54,199,886
Weighted average common shares outstanding – basic	52,751,722	39,383,076	50,314,364	36,859,005
Earnings per common share – basic	$0.45	$0.71	$0.91	$1.47
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$23,588,777	$27,856,644	$45,887,819	$54,199,886
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	1,845,550	93,042	5,541,657	93,042
Net increase in net assets resulting from operations, as adjusted	$25,434,327	$27,949,686	$51,429,476	$54,292,928
Weighted average common shares outstanding – basic	52,751,722	39,383,076	50,314,364	36,859,005
Adjustments for dilutive effect of convertible notes	10,033,152	497,864	10,033,152	167,167
Weighted average common shares outstanding – diluted	62,784,874	39,880,940	60,347,516	37,026,172
Earnings per common share – diluted	$0.41	$0.70	$0.85	$1.47

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

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one- fourth of an annual “hurdle rate.” Given

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

that this portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.8 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively; for the nine month periods ended September 30, 2013 and 2012, TICC incurred pre-incentive fee net investment income incentive fees of approximately $4.4 and $4.4 million, respectively. The net investment income incentive fee payable to TICC Management as of September 30, 2013 and 2012, was approximately $1.8 million and $1.0 million, respectively.

For the quarter ended September 30, 2013, the capital gains incentive fee was approximately $2.3 million compared with an expense of approximately $4.6 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the capital gains incentive fee liability was reduced by approximately $0.4 million compared with expenses of approximately $4.6 million for the nine months ended September 30, 2012. The amount of capital gains incentive fee related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of TICC’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee fluctuates with the Company’s overall investment results. The accrued capital gains incentive fee payable as of September 30, 2013 and 2012, was approximately $4.7 million and $5.7 million, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

For the quarters ended September 30, 2013 and 2012, respectively, the base investment advisory fees, calculated in accordance with the terms of the Investment Advisory Agreement were approximately $5.1 million and $2.8 million; however TICC Management waived approximately $0.2 million of its fee for the quarter ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, TICC incurred investment advisory fees of approximately $13.9 and $7.4 million, respectively, of which amounts $4.9 million and $2.8 million remained payable to TICC Management at the end of each respective period. For the quarters ended September 30, 2013 and 2012, respectively, TICC incurred approximately $310,000 and $289,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the nine months ended September 30, 2013 and 2012, TICC incurred compensation expenses of approximately $925,000 and $839,000, respectively, of which amounts approximately $498,000 and $450,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $20,000 and $17,000 for reimbursement of facility costs allocated under the Administration Agreement for the quarters ended September 30, 2013 and 2012, respectively; for the nine months ended September 30, 2013 and 2012, TICC incurred approximately $62,000 and $51,000, respectively, of which amounts approximately $7,000 and $0 remained payable at the end of each respective period.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7. DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s taxable earnings falls below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

On September 30, 2013, the Company paid a dividend of $0.29 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash. The plan was amended to provide a 5% discount for shares purchased under the dividend reinvestment plan.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2013 was $9.90, and at December 31, 2012 was $9.90. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2013 and 2012, the Company recorded approximately $600,000 and $201,000 in PIK income, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded approximately $1.8 million and $4.4 million in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $0.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $2.9 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 10. OTHER INCOME

Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of the Company’s investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with the origination of CLO equity investments; those fees may be paid over the life of the underlying CLO vehicle.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 10. OTHER INCOME  – (continued)

For the three months ended September 30, 2013, the Company recorded other income of approximately $0.8 million which includes income of approximately $0.3 million representing origination fees associated with two of the Company’s CLO equity investments. For the three months ended September 30, 2012, the Company recorded other income of approximately $0.3 million. The Company earned approximately $3.5 million and $4.5 million in other income for the nine months ended September 30, 2013 and 2012, respectively.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2013 and 2012, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $12.3 million in such distributions during the quarter ended September 30, 2013, compared to approximately $6.0 million during the quarter ended September 30, 2012. The Company earned approximately $31.7 million in such distributions during the nine months ended September 30, 2013, compared to approximately $17.9 million during the nine months ended September 30, 2012.

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ending September 30, 2013 and 2012, respectively, are as follows:

	Three Months Ended September 30, 2013 (unaudited)	Three Months Ended September 30, 2012 (unaudited)	Nine Months Ended September 30, 2013 (unaudited)	Nine Months Ended September 30, 2012 (unaudited)
Per Share Data
Net asset value at beginning of period	$9.75	$9.47	$9.90	$9.30
Net investment income(1)	0.23	0.12	0.77	0.75
Net realized and unrealized capital gains	0.22	0.59	0.14	0.72
Total from net investment operations	0.45	0.71	0.91	1.47
Distributions per share from net investment income	(0.29)	(0.29)	(0.87)	(0.83)
Distributions based on weighted average share impact	(0.01)	(0.03)	(0.04)	(0.08)
Total distributions(2)	(0.30)	(0.32)	(0.91)	(0.91)
Effect of shares issued, net of offering expenses	—	(0.01)	—	(0.01)
Net asset value at end of period	$9.90	$9.85	$9.90	$9.85
Per share market value at beginning of period	$9.62	$9.69	$10.12	$8.65
Per share market value at end of period	$9.74	$10.40	$9.74	$10.40
Total return(3)(4)	4.26%	10.32%	4.90%	30.55%
Shares outstanding at end of period	53,326,368	41,312,780	53,326,368	41,312,780

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 12. FINANCIAL HIGHLIGHTS  – (continued)

	Three Months Ended September 30, 2013 (unaudited)	Three Months Ended September 30, 2012 (unaudited)	Nine Months Ended September 30, 2013 (unaudited)	Nine Months Ended September 30, 2012 (unaudited)
Ratios/Supplemental Data
Net assets at end of period (000’s)	$528,063	$406,897	$528,063	$406,897
Average net assets (000’s)	$520,602	$374,696	$499,240	$349,297
Ratio of expenses to average net assets:
Expenses before incentive fees(4)	8.57%	5.69%	8.48%	5.37%
Net investment income incentive fees(4)	1.38%	1.07%	1.18%	1.67%
Capital gains incentive fees(4)	1.74%	4.96%	(0.11)%	1.74%
Total ratio of expenses to average net assets(4)	11.69%	11.72%	9.55%	8.78%
Ratio of expenses, excluding interest expense, to average net assets(4)	7.86%	10.23%	5.82%	7.62%
Ratio of net investment income to average net assets(4)	9.40%	4.92%	10.37%	10.61%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(3)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan. Total return is not annualized.
(4)	Annualized.

NOTE 13. CASH AND CASH EQUIVALENTS

At September 30, 2013 and December 31, 2012, respectively, cash and cash equivalents consisted of:

	September 30, 2013	December 31, 2012
Cash Equivalents	$—	$—
Cash	29,016,511	51,392,949
Restricted Cash	28,568,347	21,240,508
Total Cash and Cash Equivalents	$57,584,858	$72,633,457

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for both of the Company’s debt securitization vehicles. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 14. COMMITMENTS

In the normal course of business, the Company enters into a variety of undertakings containing warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of September 30, 2013, the Company had a delayed draw commitment of approximately $2.25 million for its debt investment in CRCI Holdings, for which TICC receives a ticking fee of 1.25% per annum on the delayed draw until it’s funded.

As of September 30, 2013, the Company did not have any commitments to purchase additional debt or equity investments.

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

NOTE 15. SUBSEQUENT EVENTS

On October 29, 2013, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2013 to shareholders of record as of December 17, 2013.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC.

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

Our investment activities are managed by TICC Management, a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, its managing member, and Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of September 30, 2013, our debt investments had stated interest rates of between 3.96% and 15.00% and maturity dates of between 2 and 142 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.7%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended September 30, 2013, we recognized approximately $0.6 million from PIK interest income associated with our investments in Unitek Global Solutions, Inc., Merrill Communications, LLC and RBS Holding Company compared to PIK interest of approximately $0.2 million for the quarter ended September 30, 2012. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

To the extent possible, we will generally seek to invest in loans that are collateralized by a security interest in the borrower’s assets or guaranteed by a principal to the transaction. Interest payments, if not deferred, are normally payable quarterly with most debt investments having scheduled principal payments on a monthly or quarterly basis. When we receive a warrant to purchase stock in a portfolio company, the warrant will typically have a nominal strike price, and will entitle us to purchase a modest percentage of the borrower’s stock.

During the quarter ended September 30, 2013, we closed approximately $85.0 million in portfolio investments, including additional investments of approximately $19.6 million in existing portfolio companies and approximately $65.4 million in new portfolio companies. During the quarter ended September 30, 2013, we recognized a total of $22.3 million from repayments on debt investments, and we recognized approximately $39.6 million from the sale of portfolio investments. We realized net losses on investments during the quarter ended September 30, 2013 in the amount of approximately $1.3 million. For the quarter ended September 30, 2013, we had net unrealized appreciation of approximately $12.7 million.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at September 30, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.8	$665.1	$681.9
Senior Unsecured Notes	0.0	0.0	5.6	5.6
CLO Debt	0.0	0.0	31.3	31.3
CLO Equity	0.0	0.0	206.9	206.9
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	14.8	14.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$16.8	$924.6	$941.4

A reconciliation of the fair value of investments for the three months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
Realized gains (losses) included in earnings	(3.4)	0.0	3.3	0.3	0.0	0.0	(1.5)	0.0	(1.3)
Unrealized (depreciation) appreciation included in earnings(1)	12.2	0.1	(3.2)	1.6	0.0	0.3	1.5	0.0	12.5
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.6
Purchases(1)	62.1	0.0	5.6	17.3	0.0	0.0	0.0	0.0	85.0
Repayments and Sales	(34.3)	0.0	(19.5)	(8.2)	0.0	0.0	0.0	0.0	(62.0)
Payment in Kind income	0.4	0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.6
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.2	$0.0	$0.0	$4.4	$0.0	$0.3	$0.0	$0.0	$13.9

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the nine months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	(2.3)	0.6	10.9	(0.5)	0.0	0.0	(1.5)	0.0	7.2
Unrealized (depreciation) appreciation included in earnings	12.9	2.8	(8.6)	(13.1)	0.0	7.0	(1.0)	0.0	0.0
Accretion of discount	2.0	0.0	0.8	0.0	0.0	0.0	0.0	0.0	2.8
Purchases	332.7	3.1	17.0	124.2	0.0	3.4	0.0	0.0	480.4
Repayments and Sales	(166.7)	(1.1)	(44.4)	(13.0)	(0.1)	0.0	0.0	0.0	(225.3)
Payment in Kind income	1.4	0.2	0.0	0.0	0.0	0.0	0.2	0.0	1.8
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.8	$2.7	$0.4	$(8.0)	$0.0	$7.0	$(2.5)	$0.0	$9.4

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

A reconciliation of the fair value of investments for the year ended December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales(1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)
Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $941.4 million and $667.5 million as of September 30, 2013 and December 31, 2012, respectively. The increase in investments during the nine month period was due primarily to purchases of investments of approximately $492.3 million, partially offset by debt repayments and sales of securities totaling approximately $230.2 million. Funding for these new investments was provided by equity capital raises, the issuance by TICC CLO 2012-1 of additional secured notes totaling $120 million and the deployment of capital available as of December 31, 2012.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2013, we recognized proceeds of approximately $39.6 million largely from the aggregate proceeds from the sale of several of our CLO debt and equity investments ($27.7 million), whereas for the year ended December 31, 2012, we recognized proceeds of approximately $69.3 million from the sales of securities. Also, during the quarter ended September 30, 2013, we had repayments and amortization payments of approximately $22.3 million, whereas, for the year ended December 31, 2012, we had repayments and amortization payments of approximately $191.2 million.

As of September 30, 2013, we had investments in debt securities of, or loans to, 75 portfolio companies, with a fair value of approximately $718.8 million, and equity investments in 33 portfolio companies, with a fair value of approximately $222.6 million. As of December 31, 2012, we had investments in debt securities of, or loans to, 73 portfolio companies, with a fair value of approximately $550.6 million, and equity investments in 26 portfolio companies, with a fair value of approximately $116.9 million.

A reconciliation of the investment portfolio for the nine months ended September 30, 2013 and the year ended December 31, 2012 follows:

	September 30, 2013	December 31, 2012
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$667.5	$391.5
Portfolio Investments Acquired	492.3	494.6
Debt repayments	(137.9)	(191.2)
Sales of securities	(92.3)	(69.3)
Payment in Kind	1.8	4.9
Original Issue Discount(1)	3.0	5.8
Net Unrealized Appreciation	(0.1)	14.3
Net Realized Gains	7.1	16.9
	$941.4	$667.5

(1)	table includes rounding adjustments to reconcile period balances.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2013	$85.0	$22.3	$39.6
June 30, 2013	190.8	85.8	17.7
March 31, 2013	216.5	29.8	35.0
Total	$492.3	$137.9	$92.3
December 31, 2012	$247.0	$75.3	$48.8
September 30, 2012	128.0	45.3	9.0
June 30, 2012	62.1	66.2	2.5
March 31, 2012	57.5	4.4	9.0
Total	$494.6	$191.2	$69.3

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$681.9	72.4%	$494.9	74.1%
Senior Unsecured Notes	5.6	0.6%	0.0	0.0%
CLO Debt	31.3	3.3%	55.6	8.3%
CLO Equity	206.9	22.0%	109.3	16.4%
Subordinated Notes	0.0	0.0%	0.1	0.0%
Common Stock	14.8	1.6%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.5	0.1%	0.5	0.1%
Total	$941.4	100.0%	$667.5	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured finance	$238.2	25.3%	$164.9	24.7%
Printing and publishing	72.3	7.7%	7.8	1.2%
Software	70.9	7.5%	35.9	5.4%
Financial intermediaries	67.4	7.2%	65.2	9.8%
Business services	55.2	5.9%	60.7	9.1%
Telecommunication services	53.0	5.6%	32.8	4.9%
Retail	46.1	4.9%	39.6	5.9%
Enterprise software	39.0	4.2%	50.9	7.6%
IT consulting	37.9	4.0%	22.0	3.3%
Web hosting	32.7	3.5%	36.9	5.5%
Chemicals and plastics	29.9	3.2%	0.0	0.0%
Healthcare	24.0	2.6%	27.7	4.2%
Consumer services	23.9	2.5%	24.1	3.6%
Logistics	18.8	2.0%	9.9	1.5%
Education	16.5	1.8%	14.9	2.2%
Auto parts manufacturer	12.1	1.3%	12.9	1.9%
Travel	10.5	1.1%	0.0	0.0%
Radio and television	10.3	1.1%	0.0	0.0%
Utilities	10.1	1.1%	2.5	0.4%
Leisure goods	10.0	1.1%	0.0	0.0%
Computer hardware	9.7	1.0%	9.9	1.5%
Grocery	8.7	0.9%	3.7	0.6%
Insurance	7.5	0.8%	8.0	1.2%
IT outsourcing	6.8	0.7%	15.0	2.2%
Advertising	5.2	0.5%	2.9	0.4%
Packaging and containers	5.0	0.5%	0.0	0.0%
Clothing	4.6	0.5%	0.0	0.0%
Electronics	4.1	0.4%	4.7	0.7%
Medical services	4.0	0.4%	4.0	0.6%
Pharmaceutical	3.5	0.4%	3.5	0.5%
Shipping and transportation	3.3	0.3%	3.4	0.5%
IT value-added reseller	0.2	0.0%	0.7	0.1%
Digital media	0.0	0.0%	3.0	0.5%
Total	$941.4	100.0%	$667.5	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2013 and December 31, 2012, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2013, and December 31, 2012, our debt investment portfolio was graded as follows:

		September 30, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or out performing financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	623.8	85.1%	617.0	85.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	109.6	14.9%	101.8	14.2%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	—	0.0%	—	0.0%
		$733.4	100.0%	$718.8	100.0%

		December 31, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or out performing financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	495.5	86.7%	483.3	87.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	59.7	10.4%	59.1	10.7%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	6.4	1.1%	5.5	1.0%
5	A loss of some portion of principal is expected.	10.3	1.8%	2.8	0.5%
		$571.9	100.0%	$550.7	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2013 to the three months ended September 30, 2012.

Investment Income

As of September 30, 2013, our debt investments had stated interest rates of between 3.96% and 15.00% and maturity dates of between 2 and 142 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.7%, compared with 10.3% as of September 30, 2012. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended September 30, 2013 was approximately $27.4 million compared to approximately $15.6 million for the three months ended September 30, 2012. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of September 30, 2013 and September 30, 2012 was approximately $733.4 million and $474.9 million, respectively. For the quarter ended September 30, 2013, investment income consisted of approximately $13.0 million in cash interest from portfolio investments, approximately $0.7 million in amortization of original issue and market discount, approximately $12.3 million in distributions from the equity interest in securitized vehicle investments, as well as approximately $0.6 million in PIK interest income.

For the quarter ended September 30, 2013, other income of approximately $0.8 million was recorded, including approximately $0.3 million representing fees associated with two of our CLO equity investments, compared to other income of approximately $0.3 million for the quarter ended September 30, 2012. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the quarter ended September 30, 2013 were approximately $15.2 million, which includes the capital gains incentive fee accrual of approximately $2.3 million.

Expenses before incentive fees, for the quarter ended September 30, 2013, were approximately $11.1 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $5.8 million from the quarter ended September 30, 2012, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and convertible notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended September 30, 2012 were approximately $5.3 million.

The investment advisory base fee for the quarter ended September 30, 2013 was approximately $5.1 million; however, the advisor waived approximately $0.2 million of its fee for the quarter ended September 30, 2013. The investment advisory fee in the comparable period in 2012 was approximately $2.8 million. The increase in the base management fee is due to an increase in average gross assets. At each of September 30, 2013 and December 31, 2012, respectively, approximately $6.7 million and $4.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the third quarter of 2013 was approximately $5.0 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the third quarter of 2012 was approximately $1.4 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the three months ended September 30, 2013, the total interest expense under the securitization was approximately $768,000, comprised of stated interest expense (approximately $652,000), accreted discount (approximately $40,000) and amortized deferred debt issuance costs (approximately $76,000). The accrued interest payable on the Class A Notes during the third quarter of 2013 was approximately $481,000. At December 31, 2012, interest expense of approximately $491,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2013, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/ Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2013. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

For the three months ended September 30, 2013, the aggregate interest expense under the securitization was approximately $1.9 million, comprised of stated interest expense (approximately $1.7 million), accreted discount (approximately $0.1 million) and amortized deferred debt issuance costs (approximately $0.1 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the third quarter of 2013 was approximately $671,000. At December 31, 2012, aggregate interest expense of approximately $1.4 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the three months ended September 30, 2013, the aggregate interest expense on the Convertible Notes was approximately $2.3 million, comprised of stated interest expense (approximately $2.1 million) and amortized deferred debt issuance costs (approximately $0.2 million). The accrued interest payable on the Convertible Notes during the third quarter of 2013 was approximately $3.6 million. At December 31, 2012, aggregate interest expense on the Convertible Notes of approximately $2.3 million remained payable.

The table below summarizes the components of interest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$651.6	$40.0	$76.2	$767.8	$699.9	$39.9	$76.3	$816.1
TICC CLO 2012-1 LLC Class A-1 Notes	907.9	49.8	—	957.7	235.3	17.9	—	253.2
TICC CLO 2012-1 LLC Class B-1 Notes	192.6	13.5	—	206.1	45.7	5.1	—	50.8
TICC CLO 2012-1 LLC Class C-1 Notes	295.0	22.3	—	317.3	68.1	9.3	—	77.4
TICC CLO 2012-1 LLC Class D-1 Notes	323.0	24.9	—	347.9	52.6	8.3	—	60.9
TICC CLO 2012-1 amortization of deferred debt	—	—	86.7	86.7	—	—	25.1	25.1
2017 Convertible Notes	2,132.3	—	161.5	2,293.8	109.4	—	6.1	115.5
Total	$4,502.4	$150.5	$324.4	$4,977.3	$1,211.0	$80.5	$107.5	$1,399.0

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $387,000 for the quarter ended September 30, 2013, compared to approximately $421,000 for the quarter ended September 30, 2012. This decrease was the result of audit fees which were lower by approximately $70,000, partially offset by legal and valuation fees which were each higher by approximately $14,000.

Compensation expenses were approximately $310,000 for the quarter ended September 30, 2013 compared to approximately $289,000 for the quarter ended September 30, 2012 reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At September 30, 2013 and December 31, 2012, respectively, approximately $498,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $540,000 for the three months ended September 30, 2013 compared to approximately $424,000 for the same period in 2012. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the third quarter of 2013 was approximately $1.8 million compared to $1.0 million in the third quarter of 2012. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the quarter ended September 30, 2013 was approximately $2.3 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only have become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $4.7 million capital gains incentive fee accrual as of September 30, 2013 relates entirely to this hypothetical liquidation calculation. For the quarter ended September 30, 2012, a capital gains incentive fee of approximately $4.6 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2013, we recorded net realized losses on investments of approximately $1.3 million, which primarily represents the loss on the write-off of our debt and equity investments in Genutec Business Solutions of approximately $4.7 million. This loss was partially offset by the net realized gains from the sale of several of our CLO debt and equity investments which totaled approximately $3.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2013, we had net unrealized appreciation of approximately $12.7 million, comprised of $22.3 million in gross unrealized appreciation, $8.2 million in gross unrealized depreciation and approximately $1.4 million relating to the reversal of prior period net unrealized appreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2013 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
RBS Holding Company	$7.9
Genutec Business Solutions	4.7
Other equity related investments	4.0
ARES 2013-26 Sub	1.5
Unitek Global Services, Inc	1.1
Marea 2012-1A CLO	0.9
Integra Telecom Holdings, Inc	0.7
Benefit Street Partners CLO II Ltd.	0.7
AMMC 2013-12 Sub	0.6
Jersey Street 2006-1A CLO LTD	(0.7)
Muir Grove CLO LTD 2007 1X E	(0.7)
Stone Tower CLO LTD 2007 7X	(0.8)
Harbourview CLO VI LTD 6 6X D	(0.8)
ACA CLO 2007-1a sub	(1.0)
Sargas CLO 2006 -1A	(1.0)
ACA CLO 2006-2, Limited	(1.4)
Hewetts Island CDO IV 2006-4 E	(1.6)
GSC Partners 2007-8X CDO	(1.9)
Net all other	0.5
Total	$12.7

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

Portfolio Company	Changes in Unrealized appreciation (depreciation)
Jersey Street 2006-1A CLO LTD.	$1.5
Canaras CLO Equity – 2007-1A, 1X	1.4
Emporia CLO 2007 3A E	1.2
Stone Tower CLO LTD 2007 7X	1.1
ACA CLO 2007-1a sub	1.1
Muir Grove CLO LTD 2007 1X E	1.0
GSC Partners 2007-8X Sub CDO	0.9
Rampart 2007-1A CLO Equity	0.7
OCT11 2007-1A CLO	0.7
ACA CLO 2006-2, Limited	0.7
Merrill Communications, LLC	0.6
Fusionstorm, Inc. 2	0.6
Prospero CLO II BV	0.6
Band Digital Inc.	(0.7)
American Integration Technologies, LLC	(1.4)
Net all other	11.5
Total	$21.5

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended September 30, 2013 and 2012 was approximately $12.2 million and $4.6 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as a higher base management fee.

Excluding the impact of the capital gains incentive fee of approximately $2.3 million, core net investment income for the quarter ended September 30, 2013 was approximately $14.5 million compared to approximately $9.3 million for the same period in 2012.

Based on weighted-average shares outstanding of 52,751,722 (basic) and 62,784,874 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended September 30, 2013 was approximately $0.23 (basic) and $0.22 (diluted), compared to approximately $0.12 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share for the quarter ended September 30, 2013 would have been $0.28 (basic) and $0.26 (diluted), compared to $0.24 per share (basic) and $0.23 per share (diluted), for the same period in 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $23.6 million for the quarter ended September 30, 2013, compared to a net increase of approximately $27.9 million for the comparable period in 2012. This decrease was attributable to greater interest expense, increased management fees as well as greater unrealized depreciation and realized losses. This decrease was partially offset by an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees.

Based on weighted-average shares outstanding of 52,751,722 (basic) and 62,784,874 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended September 30, 2013 was approximately $0.45 (basic) and approximately $0.41 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.71 (basic) and $0.70 (diluted) for the same period in 2012.

Excluding the impact of the capital gains incentive fee accrual reduction, we would have had a core net increase in net assets resulting from operations per common share of $0.49 (basic) and a core net increase in net assets resulting from operations per common share of $0.44 (diluted), compared to $0.83 per share (basic) and $0.82 per share (diluted) for the same period in 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

Investment Income

As of September 30, 2013, our debt investments had stated interest rates of between 3.96% and 15.00% and maturity dates of between 2 and 142 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.7%, compared with 10.3% as of September 30, 2012. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the nine months ended September 30, 2013 was approximately $74.6 million compared to approximately $50.8 million for the nine months ended September 30, 2012. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of September 30, 2013 and September 30, 2012 was approximately $733.4 million and $474.9 million, respectively. For the nine months ended September 30, 2013, investment income consisted of approximately $34.5 million in cash interest from portfolio investments, approximately $2.9 million in amortization of original issue and market discount, approximately $0.2 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $31.7 million in distributions from the equity interest in securitized vehicle, as well as approximately $1.8 million in PIK interest income.

For the nine months ended September 30, 2013, other income of approximately $3.5 million was recorded, compared to other income of approximately $4.5 million for the nine months ended September 30, 2012. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the nine months ended September 30, 2013 were approximately $35.8 million, which includes the reduction of the accrued capital gains incentive fee of approximately $0.4 million.

Expenses before incentive fees, for the nine months ended September 30, 2013, were approximately $31.7 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $17.7 million from the nine months ended September 30, 2012, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and convertible notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the nine months ended September 30, 2012 were approximately $14.1 million.

The investment advisory base fee for the nine months ended September 30, 2013 was approximately $14.1 million; however the advisor waived approximately $0.2 million of its fee for the quarter ended September 30, 2013. The investment advisory fee in the comparable period in 2012 was approximately $7.4 million. The increase in the base management fee is due to an increase in average gross assets. At each of September 30, 2013 and December 31, 2012, respectively, approximately $6.7 million and $4.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the nine months ended September 30, 2013 was approximately $14.0 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the nine months ended September 30, 2012 was approximately $3.1 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the nine months ended September 30, 2013, the total interest expense under the securitization was approximately $2.3 million, comprised of stated interest expense (approximately $1.9 million), accreted discount (approximately $119,000) and amortized deferred debt issuance costs (approximately $226,000). The accrued interest payable on the Class A Notes during the third quarter of 2013 was approximately $481,000. At December 31, 2012, interest expense of approximately $491,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2013, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/ Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2013. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

For the nine months ended September 30, 2013, the aggregate interest expense under the securitization was approximately $4.8 million, comprised of stated interest expense (approximately $4.2 million), accreted discount (approximately $229,000) and amortized deferred debt issuance costs (approximately $327,000). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the third quarter of 2013 was approximately $671,000. At December 31, 2012, aggregate interest expense of approximately $1.4 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the nine months ended September 30, 2013, the aggregate interest expense on the Convertible Notes was approximately $6.9 million, comprised of stated interest expense (approximately $6.4 million) and amortized deferred debt issuance costs (approximately $0.5 million). The accrued interest payable on the Convertible Notes during the third quarter of 2013 was approximately $3.6 million. At December 31, 2012, aggregate interest expense on the Convertible Notes of approximately $2.3 million remained payable.

The table below summarizes the components of interest expense for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$1,946.4	$118.6	$226.3	$2,291.3	$2,110.2	$131.9	$227.1	$2,469.2
TICC CLO 2012-1 LLC Class A-1 Notes	2,263.5	143.9	—	2,407.4	235.3	17.9	—	253.2
TICC CLO 2012-1 LLC Class B-1 Notes	473.5	39.4	—	512.9	45.7	5.1	—	50.8
TICC CLO 2012-1 LLC Class C-1 Notes	722.3	67.7	—	790.0	68.1	9.3	—	77.4
TICC CLO 2012-1 LLC Class D-1 Notes	789.2	75.5	—	864.7	52.6	8.3	—	60.9
TICC CLO 2012-1 amortization of deferred debt	—	—	228.6	228.6	—	—	25.1	25.1
2017 Convertible Notes	6,420.8	—	464.9	6,885.7	109.4	—	6.1	115.5
Total	$12,615.7	$445.1	$919.8	$13,980.6	$2,621.3	$172.5	$258.3	$3,052.1

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.5 million for the nine months ended September 30, 2013, compared to approximately $1.6 million for the nine months ended September 30, 2012. This decrease was the result of legal fees which were lower by approximately $400,000, partially offset by audit fees which were higher by approximately $238,000.

Compensation expenses were approximately $925,000 for the nine months ended September 30, 2013 compared to approximately $839,000 for the nine months ended September 30, 2012 reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At September 30, 2013 and December 31, 2012, respectively, approximately $498,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.5 million for the nine months ended September 30, 2013 compared to approximately $1.2 million for the same period in 2012. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the nine months ended September 2013 was approximately $4.4 million compared to approximately $4.4 million for the nine months ended September 30, 2012. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense for the nine months ended September 30, 2013 resulted in an accrual reversal of approximately $0.4 million. The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The $4.7 million capital gains incentive fee accrual as of September 30, 2013 relates entirely to this hypothetical liquidation calculation. For the nine months ended September 30, 2012, an expense of approximately $4.6 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2013, we recorded net realized gains on investments of approximately $7.1 million, which primarily represents the gain on the sale of several of our CLO debt and equity investments which totaled approximately $10.4 million and was partially offset by the loss associated with the write-off of our investment in Genutec Business Solutions of approximately $4.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2013, we had net unrealized depreciation of approximately $0.1 million, comprised of $34.0 million in gross unrealized appreciation, $24.6 million in gross unrealized depreciation and approximately $9.5 million relating to the reversal of prior period net unrealized appreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2013 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Merrill Communications, LLC	$9.4
RBS Holding Company	8.1
Genutec Business Solutions	4.7
Other equity related investments	4.0
ARES 2013-26 Sub	1.5
Band Digital, Inc.	1.3
Integra Telecom Holdings, Inc.	1.3
Carlyle 2013-2 Sub	1.0
Halcyon Loan Advisors Funding	0.8
Benefit Street Partners CLO II Ltd.	0.7
AMMC 2013-12 Sub	0.6
Flagship 2005-4A D	(0.6)
Harbourview CLO VI LTD 6 6X D	(0.6)
Nextag, Inc.	(0.7)
Lightpoint CLO VII LTD 2007-8	(0.7)
CIFC CLO – 2006-1A B2L	(0.8)
Muir Grove CLO LTD 2007 1X E	(0.9)
Landmark V CDO LTD.	(0.9)
Gale 2007-4A CLO	(0.9)
Lightpoint CLO VII LTD 2007-7	(1.0)
Hewetts Island CDO IV 2006-4 E	(1.1)
Jersey Street 2006-1A CLO LTD.	(1.6)
Canaras CLO Equity – 2007-1A, 1X Sub	(1.7)
Lightpoint CLO 2007-8A	(1.7)
ACA CLO 2007-1a sub	(2.0)
Hewetts Island CDO III 2005-1A D	(2.2)
GSC Partners 2007-8X CDO	(2.2)
ACA CLO 2006-2, Limited	(2.2)
Catamaran CLO LTD 2012-1A	(2.7)
Sargas CLO 2006 -1A	(3.0)
Pegasus Solutions, Inc.	(3.3)
Stone Tower CLO LTD 2007 7X	(4.0)
Net all other	1.3
Total	$(0.1)

For the nine months ended September 30, 2012, we recorded net realized gains on investments of approximately $3.6 million.

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

Portfolio Company	Changes in Unrealized appreciation (depreciation)
Jersey Street 2006-1A CLO LTD.	$1.7
Canaras CLO Equity – 2007-1A, 1X	1.6
Harbourview – 2006A CLO Equity	1.5
GSC Partners 2007-8X Sub CDO	1.4
Emporia CLO 2007 3A E	1.4
Prospero CLO II BV	1.3
Integra Telecom Holdings, Inc.	1.2
Hewetts Island CDO IV 2006-4 E	1.2
Muir Grove CLO LTD 2007 1X E	1.0
Algorithmic Implementations, Inc.	1.0
SourceHOV, LLC	1.0
Power Tools, Inc.	0.9
GALE 2007-4A CLO	0.8
Stone Tower CLO LTD 2007 7X	0.8
Rampart 2007-1A CLO Equity	0.8
Lightpoint CLO 2007-8A	0.8
ACA CLO 2007-1a sub	0.8
Harch 2005-2A BB CLO	0.8
ACA CLO 2006-2, Limited	0.8
RBS Holding Company	(0.9)
Stratus Technologies, Inc.	(1.0)
American Integration Technologies, LLC	(1.5)
Merrill Communications, LLC	(1.5)
GenuTec Business Solutions, Inc.	(2.0)
Pegasus Solutions, Inc.	(2.5)
Net all other	11.4
Total	$22.8

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2013 and 2012 was $38.8 million and $27.8 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as higher base management fees.

Excluding the impact of the capital gains incentive fee accrual reduction of approximately $0.4 million, core net investment income for the nine months ended September 30, 2013 was approximately $38.4 million compared to approximately $32.4 million for the same period in 2012.

Based on weighted-average shares outstanding of 50,314,364 (basic) and 60,347,516 (diluted), the net increase in net assets resulting from net investment income per common share for the nine months ended September 30, 2013 was approximately $0.77 (basic) and $0.74 (diluted), compared to approximately $0.75 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been approximately $0.76 (basic) and $0.73 (diluted), compared to $0.88 per share (basic) and $0.87 (diluted), for the same period in 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $45.9 million for the nine months ended September 30, 2013, compared to a net increase of approximately $54.2 million for the comparable period in 2012. This decrease was attributable to greater interest expense, increased management fees as well as greater unrealized depreciation, partially offset by an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio, greater net realized capital gains and lower capital gains incentive fees.

Based on weighted-average shares outstanding of 50,314,364 (basic) and 60,347,516 (diluted), the net increase in net assets resulting from operations per common share for the nine months ended September 30, 2013 was approximately $0.91 (basic) and approximately $0.85 (diluted), compared to a net increase in net assets resulting from operations of approximately $1.47 per share (basic and diluted) for the same period in 2012.

Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been approximately $0.90 (basic) and $0.85 (diluted), compared to $1.59 per share (basic and diluted) for the same period in 2012.

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

The following tables provide a reconciliation of net investment income to core net investment income (for the three and nine months ended September 30, 2013 and 2012, respectively):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$12,238,709	$0.232	$38,845,830	$0.772
Capital gains incentive fee	2,270,014	0.043	(414,404)	(0.008)
Core net investment income	$14,508,723	$0.275	$38,431,426	$0.764

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$4,607,574	$0.117	$27,799,570	$0.754
Capital gains incentive fee	4,649,814	0.118	4,559,957	0.124
Core net investment income	$9,257,388	$0.235	$32,359,527	$0.878

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and nine months ended September 30, 2013 and 2012, respectively):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$23,588,777	$0.447	$45,887,819	$0.912
Capital gains incentive fee	2,270,014	0.043	(414,404)	(0.008)
Core net (decrease) increase in net assets resulting from operations	$25,858,791	$0.490	$45,473,415	$0.904

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$27,856,644	$0.707	$54,199,886	$1.470
Capital gains incentive fee	4,649,814	0.118	4,559,957	0.124
Core net increase in net assets resulting from operations	$32,506,458	$0.825	$58,759,843	$1.594

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the financial statements:

	2013		2012
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Ratio of core net investment income to average net assets, for the three and nine month periods ended September 30, 2013 and 2012, respectively	11.15%	10.26%	9.88%	12.35%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and nine month periods ended September 30, 2013 and 2012, respectively.

	2013		2012
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Ratio of net investment income to average net assets	9.40%	10.37%	4.92%	10.61%
Ratio of capital gain incentive fee to average net assets	1.75%	(0.11)%	4.96%	1.74%
Ratio of core net investment income to average net assets	11.15%	10.26%	9.88%	12.35%

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2013, we issued approximately 11.7 million shares in two equity offerings and in connection with an “at-the-market” share issuance plan.

During the nine months ended September 30, 2013, cash and cash equivalents decreased from approximately $51.4 million at the beginning of the period to approximately $29.0 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $206.3 million, largely reflecting purchases of new investments of approximately $466.6 million partially offset by proceeds from principal repayments and sales of investments of approximately $226.9 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $191.2 million, reflecting primarily the net proceeds of approximately $118.7 million from the February 11, 2013 and May 28, 2013 sale of an aggregate $120.0 million of incremental secured debt in connection with the collateralized loan obligation transaction that originally closed on August 23, 2012, and $116.0 million resulting from two equity offerings and participation in an “at-the-market” share issuance plan, partially offset by the distribution of dividends and deferred debt issuance costs.

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

“At-the-Market” Share Issuance Plan

During the first and third quarters of 2013, we sold 1,312,828 and 604,345 shares, respectively, of our common stock pursuant to an “at-the-market” share issuance plan. Barclays Capital Inc. acted as the sales agent. The total amount of capital raised under these issuances was approximately $13.7 million and $6.0 million, respectively, and net proceeds were approximately $13.5 million and $5.9 million, respectively, after deducting sales agent’s commissions. We have used, and will continue to use, the net proceeds from these offerings for investing in debt or equity securities, and other general corporate purposes.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $13.9 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $1.5 million for administrative services for the nine months ended September 30, 2013.

A summary of our significant contractual payment obligations is as follows as of September 30, 2013. See Note 4 to the financial statements, “Borrowings.”

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

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2013 consolidated statements of assets and liabilities. For the three and nine month period ended September 30, 2013, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $2.0 million, respectively. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued an additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/ Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2013. For the three and nine month period ending September 30, 2013, the class A-1, B-1, C-1 and D-1 were paid in aggregate $1.7 million and $5.0 million, respectively.

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future. For the three and nine month period ended September 30, 2013, note holders were paid interest of $0 and $5.2 million, respectively.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since the beginning of 2010:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99	(1)
Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	$0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15
Total (2010)			$0.81	(1)

(1)	Distributions for the fiscal years ended December 31, 2012, 2011 and 2010 were funded from taxable earnings.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the collateral manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

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

RECENT DEVELOPMENTS

On October 29, 2013, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2013 to shareholders of record as of December 17, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, three debt investments in our portfolio were at a fixed rate, and the remaining eighty-seven debt investments were at variable rates, representing approximately $23.0 million and $710.4 million in principal debt, respectively. At September 30, 2013, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase or decrease in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2013. We have also assumed outstanding borrowings, which bear interest at variable rates, of $341,250,000. Under this analysis, net investment income would decrease by approximately $2.5 million on an annual basis, due to the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on the net increase in net assets resulting from operations would be an increase of approximately $11.6 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it may not be possible for the underlying rate to decrease by 1% or 5%, and the impact of that reality is reflected in this analysis. It should also be noted that as the available cash is invested, the impact of this analysis will change. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the additional risk factors set forth below, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no other material changes during the nine months ended September 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC (“TICC CLO 2012-1” or the “2012 Securitization Issuer”) issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2013.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(21.2)%	(12.2)%	(3.2)%	5.9%	14.9%

(1)	Assumes $1.022 billion in total assets and $456.3 million in total debt outstanding, which reflects our total assets and total debt outstanding as of September 30, 2013, and a cost of funds of approximately 3.92%.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2013, we issued a total of 262,909 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $2,438,548.

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

TICC CAPITAL CORP.

Date: November 12, 2013	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2013	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)