Form 10-K
period 2013-12-31
TICC Capital Corp.
filed 2014-03-17
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2013, based on the closing price on that date of $9.62 on the NASDAQ Global Select Market, was $497,053,846. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 53,400,745 shares of the Registrant’s common stock outstanding as of March 17, 2014.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2013

i

PART I

Item 1. Business

TICC Capital Corp. (“TICC,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing primarily in corporate debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We have and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles, that own debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

While the structures of our investments will vary, and while we invest across a wide range of different industries, we have historically overweighted our investments in the debt of technology-related companies. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and are cash flow positive. Many of these companies will have financial backing provided by private equity or venture capital funds or other financial or strategic sponsors at the time we make an investment. The types of portfolio companies in which we invest, however, will generally be considered below investment grade, and their debt securities may in turn be referred to as “junk.” A substantial portion of our investment portfolio consists of debt investments for which issuers are not required to make principal payments until the maturity of the senior loans, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, many of the debt securities we hold typically contain interest reset provisions that may make it more difficult for a borrower to repay the loan, heightening the risk that we may lose all or part of our investment.

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. The secured and subordinated notes were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), which is a special purpose vehicle that is a wholly-owned subsidiary of TICC. TICC presently owns all of the subordinated notes (the “2012 Subordinated Notes”) issued in the CLO transaction. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction.

As of December 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240.0 million and were issued in four classes. The class A-1 notes have a current face amount of $176.0 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current initial face amount of $23.0 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. The secured notes of the 2012 Securitization Issuer have a stated maturity date of August 25, 2023 and are subject to a two year non-call period, during which the notes may not be repaid. This CLO has a four year reinvestment period, during which the proceeds from the repayment of its underlying investments may be reinvested in new portfolio securities.

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

MARKET OPPORTUNITY

Over the past several years, the market for debt and credit-related investments has become more competitive and yields have generally decreased. We expect the market for new corporate debt investments to remain generally competitive in 2014, especially with regard to the larger company portion of the corporate loan market. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated and middle-market loans, and we continue to be focused on certain structured finance investments, including collateralized loan obligation investment vehicles.

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

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 22 years of experience in debt and equity research and investment. Mr. Cohen is also the Chief Executive Officer of T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”), since 2010. Mr. Cohen previously managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.
•	Saul B. Rosenthal, our President and Chief Operating Officer, has 15 years of experience in the capital markets, with a focus on middle-market transactions. Mr. Rosenthal is also the President of T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and is a member of the board of the National Museum of Mathematics and the New York City chapter of the Young Presidents' Organization. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.
•	Darryl Monasebian is the Executive Vice President and head of portfolio management of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. Mr. Monasebian has also served since 2005 as the senior managing director and head of portfolio management of T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Prior to joining TICC Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University's Graduate School of Management.
•	Hari Srinivasan is a Managing Director and portfolio manager of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and at T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Previously, Mr. Srinivasan was a credit manager at Lucent Technologies from 2002 to 2005, focusing on restructuring and monetization of distressed assets in Lucent's vendor finance portfolio, and credit analysis of Lucent's telecom customers. Prior to that, Mr. Srinivasan was an analyst in the fixed income group at Lehman Brothers from 1998 to 2002. Mr. Srinivasan received a B.S. in Computer Science from Poona University, India and a Masters of Business Administration from New York University's Stern School of Business.

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

Contemporaneous with our due diligence process, the investment team prepares a detailed credit memorandum for presentation to our Investment Committee, which currently consists of Messrs. Cohen, Rosenthal and Monasebian. Our Investment Committee reviews and approves each of our portfolio investments.

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

Grade	Summary Description
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specified tranche and such trend is expected to continue.
2	Full repayment of the cost basis and interest is expected for the specific tranche.
3	Closer monitoring is required. Full repayment of the outstanding cost basis and interest is expected for the specific tranche.
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding cost basis and interest is expected for the specific tranche.
5	Full repayment of the outstanding cost basis and interest is not expected for the specific tranche.

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

The following is a representative list of the industries in which we have invested:

•	Software
•	Structured finance
•	Printing and publishing
•	Business services
•	Retail
•	Financial intermediaries
•	Advertising
•	Telecommunication services
•	Grocery
•	Education
•	Consumer Services

•	Enterprise software
•	Healthcare
•	Chemicals and plastics
•	IT consulting
•	Travel
•	Auto parts manufacturer
•	Utilities
•	Computer hardware
•	Logistics
•	Leisure goods
•	IT outsourcing

During 2013 we have seen significant price volatility for corporate loans consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles. During the fiscal year ended December 31, 2013, we invested approximately $577.5 million comprised of approximately 68.2% in senior secured notes, 27.6% in CLO equity, 3.6% in CLO debt and 0.6% in common equity. At December 31, 2013, our portfolio was invested approximately 69.2% in senior secured notes, 25.5% in CLO equity, 3.1% in CLO debt, 1.6% in equity and 0.6% in senior unsecured notes.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2013

Our ten largest portfolio company investments at December 31, 2013, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2013
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Help/Systems Holdings, Inc.	Software	$29.6	$29.8	3.2%
Merrill Communications, LLC.	Printing and publishing	22.8	29.6	3.2%
Attachmate Corporation	Enterprise software	24.1	24.1	2.6%
Jackson Hewitt Tax Service, Inc.	Consumer services	23.4	24.0	2.6%
Cedar Funding II CLO, Ltd.	Structured finance	24.0	23.9	2.6%
Catamaran CLO 2012-1 Ltd.	Structured finance	25.2	23.0	2.4%
Integra Telecom Holdings, Inc.	Telecommunications services	16.1	19.1	2.0%
First American Payment Systems	Financial intermediaries	18.3	18.4	2.0%
First Data Corporation	Financial intermediaries	16.9	16.9	1.8%
RBS Holding Company.	Printing and publishing	11.1	16.7	1.8%
		$211.5	$225.5	24.2%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2013:

Help/Systems Holdings, Inc.

Help/Systems Holdings, Inc. (“Help/Systems”) is a leading third-party provider of IT infrastructure software solutions in Systems & Network Management, Business Intelligence and Security & Compliance.

In June 2013, we acquired $15.0 million of the first lien senior secured notes and $15.0 million of the second lien senior secured notes issued by Help/Systems. As of December 31, 2013, approximately $15.0 million remained outstanding on our first lien investment and $15.0 million remained outstanding on our investment in the second lien senior secured notes.

Merrill Corporation

Merrill Corporation (“Merrill”) is a provider of complex information management and business solutions, including document and data management, litigation support, branded communications programs, fulfillment, imaging and printing.

In January 2011, we acquired approximately $6.1 million of second lien senior secured PIK notes issued by Merrill. In March 2013, Merrill completed a restructuring of its debt and our investment, which had an outstanding balance of approximately $6.6 million at the time of the restructuring, was paid down by approximately $1.1 million and the remaining balance of approximately $5.5 million was converted into a senior unsecured PIK note. Also, in conjunction with this restructuring, we received common equity shares issued by Merrill. Furthermore, in March 2013, we also purchased approximately $14.0 million of first lien senior secured notes. In August 2013, we purchased approximately $3.6 million of additional first lien senior secured notes. As of December 31, 2013, approximately $22.2 million remained outstanding on our combined debt investments in Merrill.

Attachmate Corporation

Attachmate Corporation (“Attachmate”) is a provider of infrastructure software that provides host access and host integration, system and security management and PC lifecycle management.

During May 2012, we purchased $8.0 million of the first lien senior secured notes issued by Attachmate and $10.0 million of the second lien senior secured notes. In September 2012 and March 2013, we purchased an additional $3.0 million and $5.0 million of the second lien notes, respectively. As of December 31, 2013, approximately $7.0 million remained outstanding on our first lien investment and approximately $17.5 million remained outstanding on our investment in the second lien senior secured notes.

Jackson Hewitt Tax Service, Inc.

Jackson Hewitt Tax Service, Inc. (“Jackson Hewitt”) is a provider of federal and state tax return preparation services through franchised and company-owned retail stores and kiosks located throughout the United States.

In October 2012, we acquired $25.0 million of first lien senior secured notes issued by Jackson Hewitt. As of December 31, 2013, approximately $24.2 million remained outstanding on our investment.

Cedar Funding II CLO, Ltd.

Cedar Funding II CLO, Ltd. (“Cedar”) is a collateralized loan obligation (“CLO”) investing primarily in U.S.-based senior secured loans and bonds.

In March 2013, we purchased approximately $18.8 million of an equity tranche of the Cedar CLO. In October 2013, we purchased an additional $10.0 million of the equity tranche. As of December 31, 2013, approximately $28.8 million remained outstanding on our investment.

Catamaran CLO, Ltd.

Catamaran CLO 2012-1 Ltd. (“Catamaran”) is a collateralized loan obligation (“CLO”) vehicle investing primarily in U.S.-based senior secured loans and bonds.

In December 2012, we purchased $22.0 million of an equity tranche of the Catamaran CLO and $6.0 million of the Catamaran Class F CLO notes. As of December 31, 2013, $28.0 million remained outstanding on our combined investment in the Catamaran CLO.

Integra Telecom Holdings, Inc.

Integra Telecom Holdings, Inc. (“Integra”) is a facilities-based competitive communications provider offering voice and data services to small and mid-sized enterprises in the northwest and mid-west states of the US.

In March 2013, we acquired approximately $7.5 million of the first lien senior secured notes and $7.0 million of the second lien senior secured notes issued by Integra. As of December 31, 2013, approximately $7.4 million remained outstanding on our first lien investment and $7.0 million remained outstanding on our investment in the second lien senior secured notes. We hold 775,846 shares of common equity in Integra from a previously held second lien note which was converted in November 2009.

First American Payment Systems

First American Payment Systems (“FAPS”) is a privately held, full-service payment processor serving the small and medium-sized business segment in the United States.

During October 2012, we acquired $4.0 million of the first lien senior secured notes issued by FAPS and $15.0 million of the second lien senior secured notes. As of December 31, 2013, approximately $18.6 million remained outstanding on our combined investment in the first and second lien senior secured notes.

First Data Corp.

First Data Corp. (“First Data”) is a global provider of electronic commerce and payment solutions for merchants, financial institutions, and card issuers.

In September 2012, we acquired $10.0 million of the first lien senior secured notes issued by First Data. In February 2013, we purchased approximately $0.9 million of the first lien tranche B notes and during March 2013, we acquired an additional $6.1 million of the first lien senior secured notes. As of December 31, 2013, approximately $16.9 million remained outstanding on our combined investment in the senior secured and tranche B notes.

RBS Holding Company

RBS Holding Company (“RBS”) is a direct marketer and manufacturer of direct mail fund-raising solutions for non-profit organizations.

In March 2011, we acquired $5.0 million of the first lien senior secured notes issued by RBS. In February 2013, we acquired approximately $17.8 million additional first lien senior secured notes. Due to an amendment, the first lien senior secured notes were subordinated to second lien senior secured notes. As of December 31, 2013, approximately $22.7 million remained outstanding on our second lien senior secured notes.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2012 calendar year was 5.83% and the annual hurdle rate for the 2013 calendar year was 5.72%. The current hurdle rate for the 2014 calendar year, calculated as of December 31, 2013, is 6.75%. Our net investment income (to the extent not distributed to our shareholders) used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 6.75% for the 2014 calendar year).
•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (currently 6.75% for the 2014 calendar year) in any calendar quarter is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2013, pre-incentive fee net investment income of $18.3 million exceeded the hurdle of $7.6 million (based upon net assets of $528.1 million at September 30, 2013 and the quarterly hurdle rate of 1.43%). The incentive fee rate of 20% resulted in an incentive of $2.2 million for the quarter.

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

Quarterly Hurdle rate(1) = 1.6875%

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

Quarterly Hurdle rate(1) = 1.6875%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate
= 20% x (3.3% – 1.6875%)
= 20% x 1.6125%
= 0.3225%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.3225%

(1)	Represents 6.75% annualized hurdle rate for 2014 calendar year.
(2)	Represents 2% annualized management fee.

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

Payment of our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement. Our investment management fee compensates TICC Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses of offering our debt and equity securities;
•	the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with investment due diligence and on-site visits;
•	the cost of calculating our net asset value;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	management and incentive fees payable pursuant to the Investment Advisory Agreement;
•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•	transfer agent, trustee and custodial fees;
•	interest payments and other costs related to our borrowings;
•	fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events);
•	federal and state registration fees;
•	any exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses, and other costs of Board of Directors’ meetings;
•	brokerage commissions;
•	costs of preparing and mailing proxy statements, stockholders’ reports and notices;
•	costs of preparing government filings, including periodic and current reports with the SEC;
•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and
•	direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, Chief Compliance Officer, Controller and other administrative support personnel.

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

If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch have warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the 2008 – 2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, a number of recent reports indicate that growth in China and other emerging markets may be slowing relative to historical growth rates. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

As a BDC, we are required to carry our investments at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in fair values of our investments are recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings. The unprecedented declines in prices and liquidity in the corporate debt markets from 2008 through mid-2010 resulted in significant net unrealized depreciation in our portfolio, reducing our net asset value. Depending on market conditions, we may incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable by us to our investment adviser.

Certain of our debt investments contain provisions providing for the payment of contractual PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to our investment adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to our investment adviser.

Our investment adviser is not obligated to reimburse us for any part of the incentive fee it receives that is based on accrued income that we never receive.

Part of the incentive fee payable by us to our investment adviser that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of December 31, 2013.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(21.7)%	(12.5)%	(3.3)%	5.9%	15.1%

(1)	Assumes $998.2 million in total assets and $456.3 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2013, and a cost of funds of approximately 3.90%.

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

As a result of the issuance of senior securities, including preferred stock and debt securities, we are exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we may incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility. See “ — We are permitted to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us” for a description of our outstanding senior securities.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 53,400,745 shares are issued and outstanding as of March 17, 2014. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability.

Currently, only three of the debt investments in our investment portfolio are at a fixed rate, while the others are at variable rates. In addition, our CLO equity investments are sensitive to changes in interest rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

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

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp., T2 Income Fund CLO I Ltd. and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

Our equity investment distributions from CLO vehicles will be materially reduced if three month LIBOR increases modestly.

A modest increase in LIBOR will materially increase the CLO vehicles’ financing costs. Since most of the collateral positions within the CLO investments have LIBOR floors, there may not be corresponding increases in investment income (if LIBOR increases but stays below the LIBOR floor rate of such investments) resulting in materially smaller distribution payments to the equity investors.

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

Our investment strategy involves investments in securities issued by foreign entities, including foreign CLO vehicles that are formed under the laws of the Cayman Islands. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLO vehicles in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions, such as the Cayman Islands. In addition, the underlying companies of the CLO vehicles in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

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

The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;
•	exclusion of our common stock from certain indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;
•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
•	general economic conditions and trends;
•	loss of a major funding source; or
•	departures of key personnel.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods in 2010, 2011, 2012 and 2013. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

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

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our 2013 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on June 5, 2013 and expiring on the earlier of the one-year anniversary of the date of the 2013 Annual Stockholders Meeting and the date of our 2014 Annual Stockholders Meeting, which is expected to be held in June 2014.

Any decision to sell shares of our common stock below its then current net asset value per share would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below its then current net asset value per share; such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 10% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 1.0% or $10 per $1,000 of net asset value. For additional information and hypothetical examples of these risks, see “Sale of Common Stock Below Net Asset Value” and the prospectus supplement pursuant to which such sale is made.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

		Price Range
	NAV(a)	High	Low
Fiscal 2013
Fourth quarter	$9.85	$10.85	$9.53
Third quarter	9.90	10.19	9.45
Second quarter	9.75	10.19	8.96
First quarter	10.02	10.85	9.74
Fiscal 2012
Fourth quarter	$9.90	$10.57	$8.84
Third quarter	9.85	11.09	9.47
Second quarter	9.47	9.90	8.50
First quarter	9.50	10.65	8.61

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 14, 2014 was $10.00 per share. As of March 14, 2014, we had 174 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Material U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since 2012:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
March 5, 2014	March 25, 2014	March 31, 2014	$0.29
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12

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

During the year ended December 31, 2013, our distributions were made from net investment income and capital gains. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2013, we issued a total of 337,286 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $3.2 million.

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2008 through December 31, 2013. The graph assumes that, on December 31, 2008, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

The graph and the information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Total Investment Income	$105,092,143	$71,174,920	$45,188,190	$33,506,591	$20,507,792
Total Expenses	$49,299,511	$33,997,566	$15,188,049	$9,263,094	$7,015,808
Net Investment Income	$55,792,632	$37,177,354	$30,000,141	$24,243,497	$13,491,984
Net Increase in Net Assets Resulting from Operations	$58,944,734	$68,323,188	$14,208,865	$63,947,441	$35,182,458
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)	$1.09	$0.98	$0.92	$0.89	$0.51
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)	$1.03	$0.96	$0.92	$0.89	$0.51
Net Increase in Net Assets Resulting from Operations per common share (Basic)	$1.15	$1.80	$0.44	$2.35	$1.32
Net Increase in Net Assets Resulting from Operations per common share (Diluted)	$1.09	$1.73	$0.44	$2.35	$1.32
Distributions Declared per Share	$1.16	$1.12	$0.99	$0.81	$0.60
Balance Sheet Data:
Total Assets	$998,165,741	$756,023,040	$424,119,570	$317,900,083	$225,340,291
Total Long Term Debt	$450,676,340	$330,334,446	$99,710,826	$—	$—
Total Net Assets	$526,242,427	$409,602,529	$305,101,991	$314,117,541	$224,091,995
Other Data:
Number of Portfolio Companies at Period End	91	89	82	50	35
Purchases of Loan Originations	$577,500,000	$494,600,000	$272,500,000	$129,800,000	$65,700,000
Loan Repayments	$203,900,000	$191,200,000	$107,900,000	$73,800,000	$65,600,000
Proceeds from Loan Sales	$118,500,000	$69,300,000	$11,300,000	$54,800,000	$14,000,000
Total Return(1)	14.68%	30.49%	(14.19)%	102.39%	81.15%
Weighted Average Yield on Debt Investments at Period End(2)	8.7%	9.4%	11.3%	14.1%	9.0%

(1)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment at prices obtained under our dividend reinvestment plan.
(2)	Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of December 31, 2013, our debt investments had stated interest rates of between 3.94% and 15.00% and maturity dates of between 15 and 136 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.7%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2013, we recognized approximately $2.2 million from PIK interest income associated with our investments in Unitek Global Solutions, Inc., Merrill Communications, LLC and RBS Holding Company compared to PIK interest of approximately $5.0 million for the year ended December 31, 2012. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

We have historically borrowed funds to make investments and may continue to borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to TICC Management, will be borne by our common stockholders.

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

During the year ended December 31, 2013, we closed approximately $577.5 million in portfolio investments, including additional investments of approximately $222.5 million in existing portfolio companies and approximately $355.0 million in new portfolio companies. During the year ended December 31, 2013, we recognized a total of $203.9 million from principal repayments on debt investments, and we recognized approximately $118.5 million from the sale of portfolio investments. We realized net gains on investments during the year ended December 31, 2013 in the amount of approximately $6.4 million. For the year ended December 31, 2013, we had net unrealized depreciation of approximately $3.2 million.

Current Market and Economic Conditions

Over the past several years, the market for debt and credit-related investments has become more competitive and yields have generally decreased. We expect the market for new corporate debt investments to remain generally competitive in 2014, especially with regard to the larger company portion of the corporate loan market. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated and middle-market loans, and we continue to be focused on certain structured finance investments, including collateralized loan obligation investment vehicles.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $931.6 million and $667.5 million at December 31, 2013 and December 31, 2012, respectively. The increase in investments during the year ended December 31, 2013 was due to purchases of portfolio investments of approximately $577.5 million, debt repayments and sales of securities of approximately $322.4 million, as well as by the fair value adjustments on our portfolio. The value of cash and cash equivalents decreased by approximately $36.5 million during the year ended December 31, 2013. Our gross originations totaled approximately $494.6 million during the year ended December 31, 2012.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2013 and December 31, 2012, we had $203.9 million and $191.2 million, respectively, of loan repayments. The most significant repayments during the year ended December 31, 2013 were as follows (in millions):

Portfolio Company	2013 Repayments
Endurance International Group, Inc	$29.1
SourceHov, LLC	17.0
Compucom Systems, Inc.	15.0
Global Tel Link Corp	11.5
Six3 Systems, Inc	11.0
Healogics Inc. (F/K/A “National Healing Corp.”)	10.7
Renaissance Learning	10.0
Blue Coat System, Inc	9.7
Pegasus Solutions, Inc	9.0
Merrill Communications, LLC	8.9
Nextag, Inc	8.5
Sportsmans' Warehouse	8.0
Integra Telecom Holdings, Inc	7.8
Trinet Group, Inc	7.5
US FT HoldCo. Inc. (A/K/A FundTech)	6.0
Net all other	34.2
Total repayments	$203.9

Portfolio activity also reflects sales of securities in the amounts of $118.5 million and $69.3 million for 2013 and 2012, respectively. The most significant sales during the year ended December 31, 2013 were as follows (in millions):

Portfolio Company	2013 Sales
Muir Grove CLO Ltd	$7.8
Hewetts Island CDO IV	7.5
Hewetts Island CDO III	6.4
CHS/Community Health Systems, Inc	5.0
Skillsoft Corporation	5.0
Lightpoint CLO VIII LTD	5.0
Petco, Inc	4.9
Harbourview CLO 2006-1 LTD	4.2
GSC Group CDO	4.2
Saratoga Investment Corp	4.0
Cunningham Lindsey Group, Inc	4.0
Radnet Management Inc	3.9
Pegasus Solutions, Inc	3.8
CIFC Funding 2013-II	3.6
Landmark V CDO LTD 2005-1X B2L	3.5
US FT HoldCo. Inc. (A/K/A FundTech)	3.5
Net all other	42.2
Total sales	$118.5

For the year ended December 31, 2013, we recorded net realized capital gains on investments of approximately $6.4 million, which represents the gain on the sale of several of our CLO debt and equity investments which totaled approximately $10.4 million partially offset by the loss associated with the write-off of our investment in Genutec Business Solutions of approximately $4.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2013, we had net unrealized losses of approximately $3.2 million, comprised of $36.3 million in gross unrealized appreciation, $29.6 million in gross unrealized depreciation and approximately $9.9 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2013 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
RBS Holding Company	$8.2
Merrill Communications, LLC	7.8
Genutec Business Solutions	4.7
Other CLO equity related investments	3.9
Benefit Street Partners CLO II, Ltd.	3.0
Integra Telecom Holdings, Inc.	2.2
Carlyle Global Market Strategies CLO 2013-2, Ltd	1.5
Band Digital, Inc.	1.3
Ares XXVI CLO Ltd.	1.1
Hewetts Island CDO IV, Ltd.	(1.1)
Pegasus Solutions, Inc.	(1.6)
Jersey Street CLO, Ltd.	(1.6)
Canaras Summit CLO Ltd.	(2.0)
ACA CLO 2006-2, Limited	(2.2)
GSC Partners 2007-8X CDO	(2.2)
Hewetts Island CDO III 2005-1, Ltd.	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.2)
Lightpoint CLO VIII, Ltd.	(3.0)
ACA CLO 2007-1, Ltd.	(3.0)
CS Advisors CLO I Ltd.	(3.7)
Nextag, Inc.	(3.9)
Stone Tower CLO VII Ltd.	(4.9)
Net all other(1)	(3.3)
Total	$(3.2)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

At December 31, 2013, we had investments in debt securities or loans to 68 portfolio companies with a fair value of approximately $679.4 million, and equity investments of approximately $252.2 million. These debt investments included approximately $2.1 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

At December 31, 2012, we had investments in debt securities of, or loans to, 73 portfolio companies, with a fair value totaling approximately $550.6 million, and equity investments of approximately $116.9 million. The debt investments include approximately $4.9 million in accrued PIK interest which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2013 and 2012 follows:

	December 31, 2013	December 31, 2012
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$667.5	$391.5
Portfolio Investments Acquired	577.5	494.6
Debt repayments	(203.9)	(191.2)
Sales of securities	(118.5)	(69.3)
Payment in Kind(1)	2.1	4.9
Original Issue Discount	3.7	5.8
Net Unrealized Appreciation (Depreciation)	(3.2)	14.3
Net Realized Gains (Losses)	6.4	16.9
Ending Investment Portfolio	$931.6	$667.5

(1)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2013 and December 31, 2012.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2013 and 2012:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2013	$85.2	$66.0	$26.2
September 30, 2013	85.0	22.3	39.6
June 30, 2013	190.8	85.8	17.7
March 31, 2013	216.5	29.8	35.0
Total	$577.5	$203.9	$118.5
December 31, 2012	$247.0	$75.3	$48.8
September 30, 2012	128.0	45.3	9.0
June 30, 2012	62.1	66.2	2.5
March 31, 2012	57.5	4.4	9.0
Total	$494.6	$191.2	$69.3

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2013 and 2012:

	2013		2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$644.7	69.2%	$494.9	74.1%
Senior Unsecured Notes	5.8	0.6%	—	—
CLO Equity	237.1	25.5%	109.3	16.4%
CLO Debt	28.9	3.1%	55.6	8.3%
Subordinated Notes	—	—	0.1	0.0%
Common Stock	13.8	1.5%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.9	0.1%	0.5	0.1%
Total	$931.6	100.0%	$667.5	100.0%

The following table shows our portfolio of investments by industry at fair value, in thousands, as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured finance(1)	$266.0	28.6%	$164.9	24.7%
Software	77.2	8.3%	35.9	5.4%
Financial intermediaries	71.7	7.7%	65.2	9.8%
Printing and publishing	69.9	7.5%	7.8	1.2%
Business services	69.5	7.4%	60.7	9.1%
Telecommunication services	51.7	5.5%	32.8	4.9%
Retail	39.0	4.2%	39.6	5.9%
Enterprise software	38.9	4.2%	50.9	7.6%
Chemicals and plastics	28.6	3.1%	0.0	0.0%
IT consulting	26.8	2.9%	22.0	3.3%
Travel	26.3	2.8%	0.0	0.0%
Consumer services	24.0	2.6%	24.1	3.6%
Healthcare	23.0	2.5%	27.7	4.2%
Logistics	20.5	2.2%	9.9	1.5%
Auto parts manufacturer	12.0	1.3%	12.9	1.9%
Radio and television	10.3	1.1%	0.0	0.0%
Utlities	10.0	1.1%	2.5	0.4%
Leisure goods	10.0	1.1%	0.0	0.0%
Computer hardware	9.7	1.0%	9.9	1.5%
IT outsourcing	6.9	0.7%	15.0	2.2%
Grocery	6.9	0.7%	3.7	0.6%
Education	6.6	0.7%	14.9	2.2%
Advertising	5.1	0.5%	2.9	0.4%
Packaging and containers	5.0	0.5%	0.0	0.0%
Clothing	4.6	0.5%	0.0	0.0%
Electronics	3.9	0.4%	4.7	0.7%
Insurance	3.5	0.4%	8.0	1.2%
Pharmaceutical	3.5	0.4%	3.5	0.5%
IT value-added reseller	0.5	0.1%	0.7	0.1%
Medical services	0.0	0.0%	4.0	0.6%
Shipping and transportation	0.0	0.0%	3.4	0.5%
Web hosting	0.0	0.0%	36.9	5.5%
Digital media	0.0	0.0%	3.0	0.5%
Total	$931.6	100.0%	$667.5	100.0%

Since our inception in 2003, our portfolio has consisted generally of senior loans to middle-market companies. We have also invested in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances, as well as syndicated corporate loans and structured finance investments. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. We expect to actively seek new investment opportunities both within and outside this sector that otherwise meet our investment criteria.

(1)	Reflects our debt and equity investments in CLOs as of December 31, 2013 and December 31, 2012, respectively.

The following tables present the top ten industries (based upon Moody's industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2013 and December 31, 2012.

Top Ten Industries	At December 31, 2013
Healthcare, education and childcare	10.67%
Broadcasting and entertainment	6.28%
Electronics	5.89%
Telecommunications	4.98%
Hotels, motels, inns and gaming	4.71%
Retail stores	4.49%
Automobile	4.21%
Banking	4.12%
Chemicals, plastics and rubber	4.10%
Business equipment and services	3.67%
Total	53.12%

Top Ten Industries	At December 31, 2012
Healthcare, education and childcare	9.25%
Broadcasting and entertainment	5.31%
Electronics	4.47%
Telecommunications	4.34%
Diversified/conglomerate services	4.00%
Chemicals, plastics and rubber	3.95%
Automobile	3.43%
Retail stores	3.33%
Finance	3.04%
Personal, food and miscellaneous services	2.89%
Total	44.01%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2013 and 2012 our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2013 and 2012, our debt investment portfolio was graded as follows:

		December 31, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	593.6	85.3%	589.1	86.7%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	91.9	13.2%	84.8	12.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	10.0	1.5%	5.5	0.8%
		$695.5	100.0%	$679.4	100.0%

		December 31, 2012
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	495.5	86.7%	483.3	87.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	59.7	10.4%	59.1	10.7%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	6.4	1.1%	5.5	1.0%
5	A loss of some portion of principal is expected.	10.3	1.8%	2.8	0.5%
		$571.9	100.0%	$550.7	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2013, 2012 and 2011.

Comparison of the years ended December 31, 2013 and December 31, 2012

Investment Income

As of December 31, 2013, our debt investments had stated interest rates of between 3.94% and 15.00% and maturity dates of between 15 and 136 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.7%, compared with 9.4% as of December 31, 2012.

Investment income for the year ended December 31, 2013 was approximately $105.1 million compared to approximately $71.2 million for the period ended December 31, 2012. This increase was due in part to an increase in the distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of December 31, 2013 and December 31, 2012 was approximately $685.5 million and $566.5 million, respectively. For the year ended December 31, 2013, investment income consisted of approximately $47.3 million in cash interest from portfolio investments, approximately $3.7 million in amortization of original issue and market discount, approximately $0.4 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $47.2 million in distributions from the equity interest in securitized vehicle investments and an equity investment, as well as approximately $2.2 million in PIK interest income.

For the year ended December 31, 2013, fee income of approximately $4.3 million was recorded, compared to fee income of approximately $5.2 million for the year ended December 31, 2012. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including commitment fees, origination fees and amendment fees.

Operating Expenses

Total expenses for the year ended December 31, 2013 were $49.3 million, which includes the capital gains incentive fee accrual reduction of approximately $1.2 million.

Expenses before incentive fees, for the year ended December 31, 2013, were approximately $43.9 million. This amount consisted primarily of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees increased approximately $20.9 million from the year ended December 31, 2012, attributable primarily to higher interest expense associated with the senior notes issued under our collateralized loan obligation transactions, higher investment advisory fees (consisting of the base management fee) as well as increased compensation expense and professional fees associated with our legal and audit expenses. Expenses before incentive fees for the year ended December 31, 2012 were approximately $23.0 million.

The investment advisory fee for the year ended December 31, 2013 was approximately $19.1 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2012 was approximately $11.2 million. The increase of approximately $7.9 million is due to an increase in average gross assets. At each of December 31, 2013 and December 31, 2012, respectively, approximately $7.1 million and $4.9 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the year ended December 31, 2013 was approximately $19.0 million, which was directly related to our debt securitization financing transactions and 2017 Convertible Notes issuance, compared with interest expense of approximately $7.3 million for the year ended December 31, 2012.

TICC CLO LLC

In August 2011, senior notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a whole-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The accrued interest payable at December 31, 2013 was approximately $476,000. Additionally, for the year ended December 31, 2013, the amortization of discount on the issued notes was approximately $159,000 and the amortization of deferred debt issuance costs was approximately $303,000. At December 31, 2012, interest expense of approximately $491,000 remained payable.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of December 31, 2013. For further information on this securitization, see Note 8 in the financial statements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at December 31, 2013 was approximately $683,000. Additionally, for the year ended December 31, 2013, the aggregate amortization of discount on the issued notes of the 2012 Securitization Issuer was approximately $437,000 and the amortization of deferred debt issuance costs was approximately $315,000.

2017 Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The accrued interest payable on the Convertible Notes at December 31, 2013 was approximately $1.4 million. Additionally, for the year ended December 31, 2013, the amortization of deferred issuance costs was approximately $621,000.

The table below summarizes the components of interest expense for the year ended December 31, 2013 and 2012:

	Year Ended December 31, 2013				Year Ended December 31, 2012
(dollars in thousands)	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,592.2	$158.6	$302.5	$3,053.3	$2,783.1	$171.8	$303.3	$3,258.2
TICC CLO 2012-1 LLC Class A-1 Notes	3,164.0	193.8	—	3,357.8	790.4	61.2	—	851.6
TICC CLO 2012-1 LLC Class B-1 Notes	665.3	52.9	—	718.2	153.5	17.7	—	171.2
TICC CLO 2012-1 LLC Class C-1 Notes	1,016.3	90.1	—	1,106.4	228.8	31.9	—	260.7
TICC CLO 2012-1 LLC Class D-1 Notes	1,111.4	100.4	—	1,211.8	179.8	28.6	—	208.4
TICC CLO 2012-1 amortization of deferred debt issuance costs	—	—	315.2	315.2	—	—	85.8	85.8
2017 Convertible Notes	8,577.1	—	620.9	9,198.0	2,269.8	—	157.0	2,426.8
Total	$17,126.3	$595.8	$1,238.6	$18,960.7	$6,405.4	$311.2	$546.1	$7,262.7

(1)	Stated Interest Expense represents the interest amount payable based on the face amount of the notes at the interest rate stated for a particular class of notes.
(2)	Note Discount Expense represents the expense associated with the accretion of the difference between the face amount of the notes and the amount at which the notes were sold.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $2.0 million for the year ended December 31, 2013, compared to approximately $1.9 million for the year ended December 31, 2012. This was the result of an increase in audit fees of approximately $443,000. This increase was partially offset by a decrease in fees related to legal services of approximately $329,000 for the period ended December 31, 2013.

Compensation expense was approximately $1.6 million for the year ended December 31, 2013, compared to approximately $1.2 million for the period ended December 31, 2012, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller, accounting staff and administrative support personnel. At December 31, 2013 and December 31, 2012 respectively, approximately $24,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses were approximately $1.6 million for the year ended December 31, 2013 compared to approximately $1.0 million for 2012. This increase was largely due to direct charges incurred by our debt securitization vehicles for ratings bureau charges and administrative services. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the year ended December 31, 2013 was approximately $6.6 million compared to $5.5 million for the period ended December 31, 2012. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of year end. The capital gains incentive fee expense for the year ended December 31, 2013 resulted in an accrual reversal of approximately $1.2 million as a result of net unrealized depreciation partially offset by net realized gains on our portfolio for the year ended December 31, 2013. For the year ended December 31, 2012, an expense of approximately $5.5 million was recorded under the hypothetical liquidation calculation.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2013, such an accrual was not required under the terms of the Investment Advisory Agreement. For the year ended December 31, 2012, the amount calculated, and payable, under the terms of the Investment Advisory Agreement was approximately $1.6 million.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2013, we recorded net realized capital gains on investments of approximately $6.4 million, which represents the gain on the sale of several of our CLO debt and equity investments which totaled approximately $10.4 million partially offset by the loss associated with the write-off of our investment in Genutec Business Solutions of approximately $4.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2013, we had net unrealized losses of approximately $3.2 million, comprised of $36.3 million in gross unrealized appreciation, $29.6 million in gross unrealized depreciation and approximately $9.9 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2013 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
RBS Holding Company	$8.2
Merrill Communications, LLC	7.8
Genutec Business Solutions	4.7
Other CLO equity related investments	3.9
Benefit Street Partners CLO II, Ltd.	3.0
Integra Telecom Holdings, Inc.	2.2
Carlyle Global Market Strategies CLO 2013-2, Ltd	1.5
Band Digital, Inc.	1.3
Ares XXVI CLO Ltd.	1.1
Hewetts Island CDO IV, Ltd.	(1.1)
Pegasus Solutions, Inc.	(1.6)
Jersey Street CLO, Ltd.	(1.6)
Canaras Summit CLO Ltd.	(2.0)
ACA CLO 2006-2, Limited	(2.2)
GSC Partners 2007-8X CDO	(2.2)
Hewetts Island CDO III 2005-1, Ltd.	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.2)
Lightpoint CLO VIII, Ltd.	(3.0)
ACA CLO 2007-1, Ltd.	(3.0)
CS Advisors CLO I Ltd.	(3.7)
Nextag, Inc.	(3.9)
Stone Tower CLO VII Ltd.	(4.9)
Net all other(1)	(3.3)
Total	$(3.2)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Portfolio Company	Changes in unrealized appreciation (depreciation)
Canaras CLO Equity – 2007-1A, 1X	$1.9
GSC Partners 2007-8X Sub CDO	1.7
Emporia CLO 2007 3A E	1.7
Hewetts Island CDO IV 2006-4 E	1.5
Integra Telecom Holdings, Inc.	1.5
Jersey Street 2006-1A CLO LTD	1.3
Harbourview – 2006A CLO Equity	1.2
GALE 2007-4A CLO	1.0
Algorithmic Implementations, Inc.	1.0
Band Digital Inc.	(1.3)
American Integration Technologies, LLC	(1.5)
RBS Holding Company	(1.5)
Prospero CLO II BV	(1.6)
Pegasus Solutions, Inc.	(1.8)
GenuTec Business Solutions, Inc.	(2.0)
Net all other(1)	11.2
Total	$14.3

(1)	Unrealized gains and losses less than $1.0 million have been combined.

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2013 and 2012 was approximately $55.8 million and $37.2 million, respectively. This increase was due in part to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio, as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as higher base management fees and net investment income incentive fees.

Excluding the impact of the capital gains incentive fee accrual reduction of approximately $1.2 million, core net investment income for the year ended December 31, 2013 was approximately $54.6 million compared to approximately $42.7 million for the period ending December 31, 2012.

Based on weighted-average shares outstanding of 51,073,758 (basic) and 61,106,910 (diluted), the net increase in net assets resulting from net investment income per common share for the year ended December 31, 2013 was approximately $1.09 (basic) and $1.03 (diluted), compared to approximately $0.98 per share (basic) and $0.96 (diluted) for the year ended December 31, 2012. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been approximately $1.07 (basic) and approximately $1.01 (diluted), compared to $1.12 per share (basic) and $1.10 (diluted) for the period ending December 31, 2012.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $58.9 million for the year ended December 31, 2013, compared to a net increase of approximately $68.3 million for the year ended

December 31, 2012. This decrease was attributable to a large shift in net unrealized depreciation on investments and a significant decrease in net realized capital gains. These were partially offset by increased net investment income.

Based on weighted-average shares outstanding of 51,073,758 (basic) and 61,106,910 (diluted), the net increase in net assets resulting from operations per common share for year ended December 31, 2013 was approximately $1.15 (basic) and approximately $1.09 (diluted), compared to a net increase in net assets resulting from operations of approximately $1.80 per share (basic) and $1.73 (diluted) for the period ending December 31, 2012. Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been approximately $1.13 (basic) and approximately $1.07 (diluted), compared to $1.94 per share (basic) and $1.87 (diluted) for the period ending December 31, 2012.

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

The following table provides a reconciliation of net investment income to core net investment income (for the years ended December 31, 2013 and 2012):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net investment income	$55,792,632	$1.09	$37,177,354	$0.979
Capital gains incentive fee	(1,192,382)	(0.02)	5,509,061	0.145
Core net investment income	$54,600,250	$1.07	$42,686,415	$1.124

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the years ended December 31, 2013 and 2012):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net increase in net assets resulting from operations	$58,944,734	$1.15	$68,323,188	$1.799
Capital gains incentive fee	(1,192,382)	(0.02)	5,509,061	0.145
Core net increase in net assets resulting from operations	$57,752,352	$1.13	$73,832,249	$1.944

In addition, the following ratio is presented to supplement the financial highlights included in Note 10 to the consolidated financial statements:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Ratio of core net investment income to average net assets, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively	10.79%	11.74%	9.77%	9.95%	6.54%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Ratio of net investment income to average net assets	11.02%	10.23%	9.42%	9.95%	6.54%
Ratio of capital gain incentive fee to average net assets	(0.23)%	1.51%	0.35%	0.00%	0.00%
Ratio of core net investment income to average net assets	10.79%	11.74%	9.77%	9.95%	6.54%

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

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction. The secured and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), a newly formed special purpose vehicle that is a wholly-owned subsidiary of the Company. The secured notes of the 2012 Securitization Issuer have an aggregate face amount of $120 million and were issued in four classes. The class A-1 notes have an initial face amount of $88 million, are rated AAA(sf) /Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have an initial face amount of $10 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have an initial face amount of $11.5 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have an initial face amount of $10.5 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. TICC presently owns all of the subordinated notes, which totaled $40 million as of December 31, 2012. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature. For further information on this securitization, see Note 8 in the financial statements.

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

The table below summarizes the components of interest expense for the year ended December 31, 2012 and 2011:

	Year Ended December 31, 2012				Year Ended December 31, 2011
(dollars in thousands)	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,783.1	$171.8	$303.3	$3,258.2	$1,076.1	$49.0	$118.5	$1,243.6
TICC CLO 2012-1 LLC Class A-1 Notes	790.4	61.2	—	851.6	—	—	—	—
TICC CLO 2012-1 LLC Class B-1 Notes	153.5	17.7	—	171.2	—	—	—	—
TICC CLO 2012-1 LLC Class C-1 Notes	228.8	31.9	—	260.7	—	—	—	—
TICC CLO 2012-1 LLC Class D-1 Notes	179.8	28.6	—	208.4	—	—	—	—
TICC CLO 2012-1 amortization of deferred debt issuance costs	—	—	85.8	85.8	—	—	—	—
2017 Convertible Notes	2,269.8	—	157.0	2,426.8	—	—	—	—
Total	$6,405.4	$311.2	$546.1	$7,262.7	$1,076.1	$49.0	$118.5	$1,243.6

(1)	Stated Interest Expense represents the interest amount payable based on the face amount of the notes at the interest rate stated for a particular class of notes.
(2)	Note Discount Expense represents the expense associated with the accretion of the difference between the face amount of the notes and the amount at which the notes were sold.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.9 million for the year ended December 31, 2012, compared to approximately $1.2 million for the year ended December 31, 2011. This was the result of an increase in audit fees of approximately $577,000 and legal services of approximately $216,000 incurred during the twelve months ended December 31, 2012. These increases were partially offset by a decrease in fees related to valuation services of approximately $87,000 for the period ended December 31, 2012.

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

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2012, the amount calculated, and payable, under the terms of the Investment Advisory Agreement was approximately $1.6 million. For the year ended December 31, 2011, such an accrual was not required under the terms of the Investment Advisory Agreement.

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

Portfolio Company	Changes in unrealized appreciation (depreciation)
Canaras CLO Equity – 2007-1A, 1X	$1.9
GSC Partners 2007-8X Sub CDO	1.7
Emporia CLO 2007 3A E	1.7
Hewetts Island CDO IV 2006-4 E	1.5
Integra Telecom Holdings, Inc.	1.5
Jersey Street 2006-1A CLO LTD	1.3
Harbourview – 2006A CLO Equity	1.2
GALE 2007-4A CLO	1.0
Algorithmic Implementations, Inc.	1.0
Band Digital Inc.	(1.3)
American Integration Technologies, LLC	(1.5)
RBS Holding Company	(1.5)
Prospero CLO II BV	(1.6)
Pegasus Solutions, Inc.	(1.8)
GenuTec Business Solutions, Inc.	(2.0)
Net all other(1)	11.2
Total	$14.3

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2013, we issued approximately 11.7 million shares in two equity offerings and in connection with an “at-the-market” share issuance plan.

During the year ended December 31, 2013, cash and cash equivalents decreased from approximately $51.4 million at the beginning of the period to approximately $14.9 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $201.6 million, largely reflecting purchases of new investments of approximately $570.5 million partially offset by proceeds from principal repayments and sales of investments of approximately $324.0 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $176.4 million, reflecting primarily the net proceeds of approximately $118.7 million from the February 11, 2013 and May 28, 2013 sale of an aggregate $120.0 million of incremental secured debt in connection with the collateralized loan obligation transaction that originally closed on August 23, 2012, and $115.9 million resulting from two equity offerings and participation in an “at-the-market” share issuance plan, partially offset by the distribution of dividends.

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

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview.” We incurred approximately $19.1 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $2.2 million for administrative services for the period ending December 31, 2013.

A summary of our significant contractual payment obligations is as follows as of December 31, 2013. See Note 8 to the financial statements, “Borrowings.”

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

TICC CLO 2012-1 is obligated to repay the notes issued in connection with the debt securitization financing that we completed in August 2012. The notes of the 2012 Securitization Issuer mature in 2023, in the total amount of $240,000,000. There are no amortization payments due on the notes of the 2012 Securitization Issuer prior to maturity. See “Borrowings” below.

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

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2013, our asset coverage for borrowed amounts was 214%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of December 31, 2013 and December 31, 2012. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2013				December 31, 2012
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$100,041	(1)	$100,617	$101,250	$99,883	(1)	$101,250
TICC CLO 2012-1 LLC Class A-1 2023 Notes(2)	176,000	174,072	(1)	173,061	88,000	86,149	(1)	87,780
TICC CLO 2012-1 LLC Class B-1 2023 Notes(2)	20,000	19,471	(1)	19,950	10,000	9,455	(1)	9,875
TICC CLO 2012-1 LLC Class C-1 2023 Notes(2)	23,000	22,105	(1)	23,058	11,500	10,501	(1)	11,155
TICC CLO 2012-1 LLC Class D-1 2023 Notes(2)	21,000	19,987	(1)	21,000	10,500	9,347	(1)	10,382
Sub-total TICC CLO 2012-1, LLC	240,000	235,635		237,069	120,000	115,452		119,192
2017 Convertible Notes	115,000	115,000		124,631	115,000	115,000		113,131
	$456,250	$450,676		$462,317	$336,250	$330,335		$333,573

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively. As of December 31, 2012, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively.
(2)	The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature. Additionally, on May 28, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature and, as a result of all the TICC CLO 2012-1 issuances, the maximum aggregate increase limit of $160 million was reached — refer to “Notes Payable — TICC CLO 2012-1 LLC,” below.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2013 were 3.90% and 7.7 years, respectively, and as of December 31, 2012 were 4.50% and 8.1 years, respectively.

Debt Securitization

Notes Payable-TICC CLO LLC

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s

Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the December 31, 2013 consolidated statements of assets and liabilities. For the year ended December 31, 2013, the Class A note holders were paid interest on the Class A notes of approximately $2.6 million. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of December 31, 2013, there were 44 investments in portfolio companies with a total fair value of approximately $225.9 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Effective January 1, 2013 and through January 24, 2013, the interest rate of 2.57% charged under the securitization was based on three-month LIBOR of 0.32%. Effective January 25, 2013 and through April 24, 2013, the interest rate of 2.55% charged under the securitization was based on three-month LIBOR of 0.30%. Effective April 25, 2013 and through July 24, 2013, the interest rate of 2.53% charged under the securitization was based on three-month LIBOR of 0.28%. Effective July 25, 2013 and through October 24, 2013, the interest rate of 2.52% charged under the securitization was based on the three-month LIBOR of 0.27%. Effective October 25, 2013 and as of December 31, 2013, the interest rate of 2.49% charged under the securitization was based on the three-month LIBOR of 0.24%.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of December 31, 2013, we had a deferred debt issuance balance of approximately $2.3 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the years ended December 31, 2013, 2012 and 2011, respectively:

TICC CLO LLC	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Stated interest expense	$2,592,158	$2,783,113	$1,076,113
Amortization of deferred issuance costs	302,517	303,345	118,520
Note discount expense	158,599	171,802	48,951
Total interest expense	$3,053,274	$3,258,260	$1,243,584
Effective annualized average interest rate	3.02%	3.21%	3.12%
Cash paid for interest	$2,606,865	$3,368,622	$—

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/ Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of December 31, 2013.

During a period of up to four years from the closing date, all principal collections received on the underlying collateral may be used by the 2012 Securitization Issuer to purchase new collateral under our direction in our capacity as collateral manager of the 2012 Securitization Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the securitization for such four-year period. All note classes are scheduled to mature on August 25, 2023.

The proceeds of the private placement of the Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, we entered into a master loan sale agreement with TICC CLO 2012-1 pursuant to which we agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to TICC CLO 2012-1, and to purchase or otherwise acquire the 2012 Subordinated Notes. The Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer are the secured obligations of TICC CLO 2012-1, and an indenture governing the notes of the 2012 Securitization Issuer includes customary covenants and events of default.

As of December 31, 2013, there were 50 investments in portfolio companies with a total fair value of approximately $315.1 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of December 31, 2013, we had deferred debt issuance balance of approximately $3.3 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2013 and 2012, respectively:

TICC CLO 2012-1 LLC	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$5,957,008	$1,352,438
Amortization of deferred issuance costs	315,259	85,833
Note discount expense	437,171	139,386
Total interest expense	$6,709,438	$1,577,657
Effective annualized average interest rate	3.29%	3.75%
Cash paid for interest	$6,693,325	$—

Effective January 1, 2013 and through February 24, 2013, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. Effective February 25, 2013 and through May 27, 2013, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.29%. Effective May 28, 2013 and as through August 25, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.27%. Effective August 26, 2013 and through November 24, 2013, the interest charged under the securitization was based on the three-month LIBOR which was approximately 0.26%. Effective November 25, 2013 and as of December 31, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.24%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2013 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basispoints)	Year Ended December 31, 2013
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98760%	175	$3,594,875	$3,164,054	$193,812
Class B-1 Notes	3.73760%	350	741,981	665,315	52,857
Class C-1 Notes	4.98760%	475	1,127,202	1,016,276	90,094
Class D-1 Notes	5.98760%	575	1,229,267	1,111,363	100,408
Total			$6,693,325	$5,957,008	$437,171

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2012 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2012
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.46815%	175	$—	$790,356	$61,215
Class B-1 Notes	4.21815%	350	—	153,494	17,692
Class C-1 Notes	5.46815%	475	—	228,827	31,868
Class D-1 Notes	6.46815%	575	—	179,761	28,611
Total			$—	$1,352,438	$139,386

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2013 are as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2012 are as follows:

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

2017 Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2013, the Company had a deferred debt issuance balance of approximately $2.4 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the years ended December 31, 2013 and 2012, respectively:

2017 Convertible Notes	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$8,577,083	$2,269,791
Amortization of deferred issuance costs	620,882	157,006
Total interest expense	$9,197,965	$2,426,797
Effective annualized average interest rate	8.00%	8.13%
Cash paid for interest	$9,463,542	$—

In certain circumstances, the Convertible Notes will be convertible into shares of our common stock at its initial conversion rate (listed below) subject to customary anti-dilution adjustments and the requirements of its indenture, at any time on or prior to the close of business on the business day immediately preceding the maturity date. We will in certain circumstances increase the conversion rate by a number of additional shares.

November 2017 Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of December 31, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness and senior in right of payment to any of our subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of our subsidiaries.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the years ended December 31, 2013 and 2012 we believe that we did not have distributions in excess of our taxable earnings. For tax purposes, distributions for 2013 and 2012 were funded from net investment income and capital gains. A written statement identifying the nature of these distributions for tax reporting purposes was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
March 5, 2014	March 25, 2014	March 31, 2014	$0.29
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			1.16	(1)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			0.99	(1)
Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15
Total (2010)			0.81	(1)
Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15
Total (2009)			0.60	(1)
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36
Total (2008)			1.06	(2)
Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36
Total (2007)			1.44(3)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30
Total (2006)			1.38	(1)
Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14
Total (2005)			1.01	(1)
Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10
Total (2004)			0.43	(4)
Total Distributions:			$10.29	(5)

(1)	Distributions were funded from undistributed taxable earnings and profits.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(3)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(5)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management, LLC.

•	BDC Partners is the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal are currently the sole investors.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp., T2 Income Fund CLO I Limited and Oxford Gate Capital, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

A reconciliation of the fair value of investments for the year ended December 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	(1.9)	0.6	11.1	(0.7)	0.0	(0.1)	(2.6)	0.0	6.4
Unrealized (depreciation) appreciation included in earnings(1)	9.0	2.8	(7.6)	(14.7)	0.0	6.1	0.6	0.4	(3.4)
Accretion of discount	2.7	0.0	1.0	0.0	0.0	0.0	0.0	0.0	3.7
Purchases(1)	378.6	3.1	20.9	159.5	0.0	3.4	0.0	0.0	565.5
Repayments and Sales(1)	(247.3)	(1.1)	(52.1)	(16.3)	(0.1)	0.0	(0.5)	0.0	(317.4)
Payment in Kind income	1.6	0.4	0.0	0.0	0.0	0.0	0.2	0.0	2.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$0.0	$13.8	$0.4	$0.9	$914.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$6.3	$2.7	$1.4	$(10.2)	$0.0	$6.0	$(0.1)	$0.4	$6.5

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2012, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$9.8	$485.1	$494.9
CLO Debt	0.0	0.0	55.6	55.6
CLO Equity	0.0	0.0	109.3	109.3
Subordinated Notes	0.0	0.0	0.1	0.1
Common Stock	0.0	0.0	4.4	4.4
Preferred Shares	0.0	0.0	2.7	2.7
Warrants to purchase equity	0.0	0.0	0.5	0.5
Total	$0.0	$9.8	$657.7	$667.5

A reconciliation of the fair value of investments for the year ended December 31, 2012, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2011	$279.2	$51.0	$39.3	$4.9	$3.1	$2.5	$0.8	$380.8
Realized Gains included in earnings	4.0	12.4	0.0	0.1	0.0	0.0	0.1	16.6
Unrealized (depreciation) appreciation included in earnings	(2.6)	4.5	11.3	0.2	1.3	(0.2)	0.1	14.6
Accretion of discount	2.9	2.8	0.0	0.0	0.0	0.0	0.0	5.7
Purchases	398.7	27.3	58.7	0.0	0.0	0.0	0.0	484.7
Repayments and Sales(1)	(201.6)	(42.4)	0.0	(5.2)	0.0	0.0	(0.5)	(249.7)

Payment in Kind income	4.5	0.0	0.0	0.1	0.0	0.4	0.0	5.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2012	$485.1	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.7)	$8.0	$11.3	$0.1	$1.3	$(0.1)	$0.0	$18.9

(1)	Includes rounding adjustments to reconcile period balances.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2013 and 2012:

	2013		2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$644.7	69.2%	$494.9	74.1%
Senior Unsecured Notes	5.8	0.6%	0.0	0.0%
CLO Debt	28.9	3.1%	55.6	8.3%
CLO Equity	237.1	25.5%	109.3	16.4%
Subordinated Notes	—	—	0.1	0.0%
Common Stock	13.8	1.5%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.9	0.1%	0.5	0.1%
Total	$931.6	100.0%	$667.5	100.0%

OTHER ACCOUNTING POLICIES

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. As of December 31, 2013, the fair value of our non-accrual assets was approximately $5.5 million, which comprised 0.6% of the total fair value of our portfolio and the cost of our non-accrual assets was approximately $9.4 million, which comprised approximately 1.0% of the total cost of our portfolio. As of December 31, 2012, the fair value of our non-accrual assets was approximately $470,000, which comprised 0.1% of the total fair value of our portfolio and the cost of our non-accrual assets was approximately $1.8 million, which comprised approximately 0.3% of the total cost of our portfolio.

Dividend income on equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distribution income on investments in equity tranches of collateralized loan obligations is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

Payment in Kind Interest

We have investments in our portfolio which contain a contractual payment-in-kind (“PIK”) provision. PIK interest computed at the contractual rate is added to the principal balance of the investment, are accrued into income and reflected as receivable up to the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2013 we recorded PIK income of approximately $2.2 million. For the years ended December 31, 2012 and 2011, we recorded approximately $5.0 million and $1.5 million in PIK interest income, respectively.

In addition, we recorded original issue discount income of approximately $3.7 million, $5.8 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing the amortization of the discount attributed to certain debt securities purchased by us, including original issue discount (“OID”) and market discount.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2013 and December 31, 2012 was approximately $938,912,223 and $699,581,000, respectively.

RECENT DEVELOPMENTS

During February 2014, one of our portfolio investments disclosed its substantial financial deterioration. It is expected that a mark-down in the value of this investment, in the range of $2.0 million to $2.5 million, will be recorded in the first quarter of 2014, based upon that company’s diminished operating condition. The investment was placed on non-accrual at year-end, and, as of year-end, the investment represents 1.0% of the total portfolio, at amortized cost, and 0.6% at fair value.

On March 5, 2014, our Board of Directors declared a cash dividend of $0.29 per share payable on March 31, 2014 to holders of record on March 25, 2014.

On March 14, 2014, we priced a public offering of 6,000,000 shares of our common stock at a public offering price of $10.14 per share for total gross proceeds of approximately $60.8 million. We have also granted the underwriters an option to purchase up to an additional 900,000 shares of common stock. The closing of the offering is subject to customary closing conditions and is expected to take place on March 19, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, three debt investments in our portfolio were at a fixed rate, and the remaining eighty-one debt investments were at variable rates, representing approximately $23.1 million and $672.4 million in principal debt, respectively. At December 31, 2013, $662.4 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2013. We have also assumed outstanding variable rate borrowings of $341,250,000. Under this analysis, net investment income would decrease by $2.5 million on an annual basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $10.1 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of December 31, 2013. Under this analysis, the effect on total investment income would be a decrease of approximately $17 million to $18 million on an annual basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on total investment income would be a decrease of approximately $11 million to $12 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TICC Capital Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows, present fairly, in all material respects, the financial position of TICC Capital Corp. and its subsidiaries (“the Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting on page 93. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2013 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 17, 2014

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2013	December 31, 2012
ASSETS
Non-affiliated/non-control investments (cost: $901,728,071 @ 12/31/13; $634,081,527 @ 12/31/12)	$915,546,744	$651,099,873
Control investments (cost: $16,900,000 @ 12/31/13; $17,256,179 @ 12/31/12)	16,050,000	16,450,000
Total investments at fair value (cost: $918,628,071 @ 12/31/13; $651,337,706 @ 12/31/12)	931,596,744	667,549,873
Cash and cash equivalents	14,933,074	51,392,949
Restricted cash	32,428,248	21,240,508
Deferred debt issuance costs	7,985,580	8,154,925
Interest and distributions receivable	11,133,972	5,986,122
Securities sold not settled	—	1,516,875
Other assets	88,122	181,788
Total assets	$998,165,740	$756,023,040
LIABILITIES
Accrued interest payable.	$2,596,893	$4,234,376
Investment advisory fee payable to affiliate	7,144,480	4,930,908
Accrued capital gains incentive fee to affiliate	3,872,853	6,617,810
Securities purchased not settled	6,994,852	—
Accrued expenses	637,896	302,971
Notes payable – TICC CLO LLC, net of discount.	100,041,226	99,882,627
Notes payable – TICC CLO 2012-1 LLC, net of discount	235,635,114	115,451,819
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	471,923,314	346,420,511
COMMITMENTS AND CONTINGENCIES (Note 7)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 53,400,745 and 41,371,286 issued and outstanding, respectively	534,007	413,713
Capital in excess of par value	561,336,766	451,157,297
Net unrealized appreciation on investments	12,968,673	16,212,167
Accumulated net realized losses on investments	(45,439,234)	(53,906,504)
Distributions in excess of investment income	(3,157,786)	(4,274,144)
Total net assets	526,242,426	409,602,529
Total liabilities and net assets	$998,165,740	$756,023,040
Net asset value per common share	$9.85	$9.90

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB / Con Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 06, 2019)	$6,616,667	$6,585,774	$6,612,565
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	13,900,000	13,900,000	13,900,000
ARSLOANE Intermediate, LLC (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due October 01, 2019)	15,960,000	15,861,012	16,119,600
Ascensus, Inc.	financial intermediaries	senior secured notes(4)(5)(10) (5.00%, due December 02, 2019)	4,500,000	4,477,733	4,516,875
		second lien senior secured notes(4)(5)(9) (9.00%, due December 02, 2020)	2,000,000	1,970,304	2,030,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	6,951,181	6,841,638	7,075,746
		second lien senior secured notes(4)(5)(6)(9)(10) (11.00%, due November 22, 2018)	17,514,795	17,293,739	17,076,925
Blue Coat System, Inc.	software	second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,857,231	15,225,000
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(6)(10) (4.25%, due May 09, 2020)	6,965,000	6,932,582	6,947,588
CRCI Holdings, Inc.	utilities	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due July 10, 2019)	7,730,625	7,691,875	7,537,359
Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.00%, due October 10, 2018)	4,603,500	4,579,450	4,615,009
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,887,700	10,150,000
DG Fastchannel Inc	advertising	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due July 26, 2018)	5,099,200	5,045,528	5,118,322
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due May 17, 2018)	6,603,572	6,537,954	6,603,572
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 04, 2018)	3,592,000	3,599,307	3,574,040
		second lien senior secured notes(4)(5)(9)(10) (10.75%, due April 12, 2019)	15,000,000	14,741,562	14,812,500
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.16%, due March 24, 2017)	16,050,721	15,999,634	16,062,759
		tranche B term loan(4)(5)(9)(10) (4.16%, due September 24, 2018)	880,952	880,952	881,445
GlobalLogic Holdings Inc.	business services	second lien senior secured notes(4)(5)(9)(10) (6.25%, due June 02, 2019)	14,500,000	14,399,746	14,463,750
Global Tel Link Corp	telecommunication services	second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,849,004	12,317,500
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (4.50%, due April 03, 2017)	7,888,043	7,815,360	7,897,903
GXS Worldwide, Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,956,899	8,230,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,482,500	3,482,272	3,506,460
Healogics, Inc. (F/K/A “National Healing Corp.”)	healthcare	senior secured notes(4)(5)(6)(10) (5.25%, due February 05, 2019)	3,308,333	3,293,814	3,325,900
		second lien senior secured notes(4)(5)(10) (9.25%, due February 05, 2020)	4,000,000	3,963,713	4,070,000
Help/Systems Holdings, Inc.	Software	senior secured notes(4)(5)(6)(9)(10)(14) (5.50%, due June 28, 2019)	14,962,500	14,820,777	14,812,875
		second lien senior secured notes(4)(5)(14) (9.50%, due June 28, 2020)	15,000,000	14,784,423	15,000,000

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 05, 2018)	$4,022,989	$3,992,685	$4,056,943
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 03, 2018)	6,684,258	6,662,625	6,667,547
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due May 01, 2019)	7,600,000	7,461,635	7,493,600
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.00%, due August 19, 2018)	4,399,480	4,272,831	4,418,178
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)	7,423,900	7,377,750	7,513,581
		second lien senior secured notes(4)(5) (9.75%, due February 22, 2020)	7,000,000	7,000,000	7,187,250
Jackson Hewitt Tax Service, Inc.	consumer services	first lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 17, 2017)	24,218,750	23,417,067	23,976,563
JHCI Holdings, Inc.	logistics	first lien senior secured notes(4)(5)(6)(10) (7.00%, due July 11, 2019)	8,791,364	8,759,354	8,778,177
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 01, 2017)	4,887,605	4,887,605	4,909,013
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10)(14) (7.25%, due March 08, 2018)	16,321,045	16,299,279	16,640,611
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (5.75%, due March 30, 2018)	2,439,635	2,402,608	2,436,585
Mmodal, Inc.	healthcare	first lien senior secured notes(4)(5)(6)(9)(10) (7.75%, due August 17, 2019)	9,541,573	9,441,549	8,253,461
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	9,805,000	9,793,660	9,854,025
National Vision, Inc.	retail	senior secured term B notes(4)(5)(6)(9)(10) (7.00%, due August 02, 2018)	5,191,111	5,144,171	5,204,089
New Breed Logistics	logistics	senior secured term B notes(4)(5)(6)(9)(10) (8.00%, due October 01, 2019)	11,678,003	11,674,611	11,692,601
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(7)(9)(10) (9.25%, due January 27, 2016)	10,012,180	9,417,380	5,506,699
Otter Products, LLC	chemicals and plastics	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due April 30, 2020)	14,664,000	14,662,652	14,590,680
Packaging Coordinators, Inc.	packaging and containers	first lien senior secured notes(4)(5)(6)(10) (5.50%, due May 10, 2020)	4,987,500	4,964,326	4,987,500
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (4.75%, due February 12, 2017)	2,932,875	2,916,909	2,925,543
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 31, 2017)	9,875,000	9,850,057	9,883,196
RBS Holding Company	printing and publishing	second lien senior secured notes(3)(4)(5)(6)(9) (Cash 8.25%/1.25% PIK, due March 23, 2017)	22,686,300	11,090,554	16,697,117
Renfro Corporation	clothing	senior secured notes(4)(5)(6)(9)(10) (5.75%, due January 30, 2019)	4,631,667	4,658,084	4,625,877
Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11) (5.75%, due February 13, 2019)	6,926,246	6,676,199	6,918,696
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	first lien senior secured notes(4)(5)(6)(9) (7.00%, due December 07, 2018)	3,845,673	3,811,027	3,893,744
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (4.75%, due April 30, 2020)	3,990,000	3,953,241	3,946,349

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	$6,400,000	$6,369,803	$6,340,032
Sedgwick Claims Management Services, Inc.	insurance	first lien senior secured notes(4)(6)(10) (4.25%, due June 12, 2018)	1,990,000	1,990,000	1,999,910
		second lien senior secured notes(4)(5)(10) (8.00%, due December 12, 2018)	1,500,000	1,493,075	1,524,375
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10) (5.00%, due February 08, 2019)	8,236,800	8,290,039	8,267,688
		second lien senior secured notes(4)(5)(10) (10.00%, due July 12, 2019)	2,000,000	1,972,970	2,040,000
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10) (5.00%, due May 26, 2017)	2,547,640	2,560,457	2,563,563
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,776,000	4,775,407	4,801,886
		second lien senior secured notes(4)(10) (8.75%, due April 30, 2019)	2,000,000	1,999,627	2,022,500
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due July 11, 2019)	14,962,500	14,819,558	15,037,313
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.76%, due February 01, 2018)	2,557,588	2,517,998	2,554,391
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,304,704	9,221,643	9,287,304
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,282,000	9,010,471	9,282,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.28%, due November 16, 2018)	4,679,730	4,639,832	4,609,534
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,050,805	11,053,125
Technimark LLC	chemicals and plastics	senior secured notes(4)(5)(6)(9)(10) (5.50%, due April 17, 2019)	14,109,186	14,063,239	14,038,640
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	10,000,000	9,923,000	10,000,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(9)(10) (7.25%, due October 02, 2018)	10,000,000	9,903,295	9,975,000
Travelclick Inc	travel	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 16, 2016)	10,502,287	10,462,173	10,554,798
Travel Leaders Group, LLC	travel	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due December 05, 2018)	16,000,000	15,683,843	15,720,000
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (Cash 11.00%/PIK 4.00% due April 15, 2018)	11,601,578	11,386,946	11,485,562
Vision Solutions	software	first lien senior secured notes(4)(5)(9)(10) (6.00%, due July 23, 2016)	6,000,000	5,940,000	6,012,000
		second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,936,507	10,050,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due October 25, 2019)	4,950,000	4,885,123	4,971,681
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,821,617	10,075,000
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.50%, due June 29, 2017)	14,902,773	14,843,578	14,902,773
Total Senior Secured Notes				$639,198,848	$644,710,393	122.5%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (0.00% Cash/10.00% PIK, due March 8, 2023)	$5,863,406	$3,068,694	$5,793,045
Total Senior Unsecured Notes				$3,068,694	$5,793,045	1.1%
Collateralized Loan Obligation – Debt Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO secured class E notes(4)(5)(11)(12) (4.99%, due June 15, 2022)	1,957,994	1,771,170	1,817,997
AMMC CLO XII, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.29%, due May 10, 2025)	4,500,000	3,900,232	3,881,250
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.65%, due April 18, 2025)	6,000,000	5,134,093	5,344,800
Catamaran CLO 2012-1 Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (6.50%, due December 20, 2023)	6,000,000	5,075,724	5,585,400
Emporia Preferred Funding III, Ltd.	structured finance	CLO secured Class E notes(4)(5)(11)(12) (3.94%, due April 23, 2021)	10,991,000	8,084,311	9,562,170
Telos CLO 2013-3, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.74%, due January 17, 2024)	3,000,000	2,725,546	2,662,200
Total Collateralized Loan Obligation – Debt Investments				$26,691,076	$28,853,817	5.5%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	8,174,000
ACAS CLO 2012-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,200,000
AMMC CLO XII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	10,466,357
Apidos CLO XIV	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,863,250
Ares XXV CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,620,875	12,400,000
Ares XXVI CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	15,234,375	16,312,500
Benefit Street Partners CLO II, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,870,000	15,860,000
Canaras Summit CLO Ltd.	structured finance	CLO income notes(11)(12)	—	4,355,000	3,780,000
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	9,250,000
Catamaran CLO 2012-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	17,380,000
Cedar Funding II CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	23,981,250	23,862,500
Columbus Park CDO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	8,150,000	7,800,000
Galaxy XV CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,012,500	7,095,000
Gale Force 4 CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,010,000
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,425,000
HarbourView CLO 2006-1	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	3,757,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,272,000	13,272,000
Jersey Street CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,535,613	6,598,800
Lightpoint CLO VIII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,612,500	3,300,000
Marea CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	10,934,215	10,506,620
North End CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	4,615,234	4,887,500
Octagon Investment Partners XI, Ltd.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,403,225
CS Advisors CLO I Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	4,812,135	2,828,000
Shackleton 2013-III CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,798,425	10,716,619
Sheridan Square CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,136,511	4,094,302
Stone Tower CLO VII Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,739,000	8,775,000
Telos CLO 2013-3, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,558,333	12,286,666
Other CLO equity related investments	structured finance	CLO other(13)	—	—	3,862,285
Total Collateralized Loan Obligation – Equity Investments				$240,209,718	$237,166,624	45.1%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock	100	$3,000,000	$2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	4,412,302
Merrill Communications, LLC	printing and publishing	common equity(7)	728,442	3,425,244	7,197,009
Stratus Technologies, Inc.	computer hardware	common equity(7)	223,210	379,810	4,464
Total Common Stock Investments				$8,517,451	$13,763,775	2.6%
Preferred Equity
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	50,796	217,284	381,986
Total Preferred Equity Investments				$217,284	$381,986	0.1%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	540,371	725,000	500,000
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)	309,080	—	427,105
Total Warrants				$725,000	$927,105	0.2%
Total Investments				$918,628,071	$931,596,744	177.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $40.2 million of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $37,039,932; aggregate gross unrealized depreciation for federal income tax purposes is $44,355,411. Net unrealized depreciation is $7,315,479 based upon a tax cost basis of $938,912,223.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACA CLO 2006-2, Limited Pref	structured finance	CLO preferred equity(11)(12)	$—	$2,200,000	$4,400,000
ACA CLO 2007-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	11,224,000
ACAS CLO 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,150,000
Catamaran CLO LTD 2012-1A Sub	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	20,075,000
Canaras Summit CLO 2007-1A Ltd Inc.	structured finance	CLO income notes(11)(12)	—	4,355,000	5,760,000
Gale 2007-4A CLO Inc.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,947,500
GSC Group CDO 2007-8X Sub	structured finance	CLO subordinated notes(11)(12)	—	4,110,000	6,300,000
Halcyon Loan Advisors Funding 2012-2A Sub	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	6,750,000
HarbourView CLO VI LTD 6 6A Sub	structured finance	CDO subordinated notes(11)(12)	—	3,639,870	3,889,600
Jersey Street 2006-1A CLO LTD Inc.	structured finance	CLO income notes(11)(12)	—	4,924,238	5,560,100
Kingsland LTD 2007-4X Sub	structured finance	CLO subordinated notes(11)(12)	—	402,500	537,500
Lightpoint CLO III 2005-3X Inc.	structured finance	CLO income notes(11)(12)	—	3,330,000	2,632,500
Lightpoint CLO VII LTD 2007-7X, 7A Sub	structured finance	CDO subordinated notes(11)(12)	—	1,562,500	1,760,000
Marea CLO 2012-1A Inc.	structured finance	CLO income notes(11)(12)	—	10,934,215	11,117,470
Marlborough Street 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	1,739,000	2,068,000
Octagon Investment Partners XI 2007-1A Inc.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,846,250
Rampart CLO 2007-1A Sub	structured finance	CDO subordinated notes(11)(12)	—	3,412,500	3,465,000
Sargas CLO 2006-1A Sub	structured finance	CDO subordinated notes(11)(12)	—	4,945,500	6,565,000
Stone Tower CLO LTD 2007-7X Sub	structured finance	CDO subordinated notes(11)(12)	—	6,265,000	7,210,000
Total Collateralized Loan Obligation – Equity Investments				$97,677,985	$109,257,920	26.7%
Common Stock
Algorithmic Implementations, Inc.	software	common stock	100	3,000,000	2,150,000
(d/b/a “Ai Squared”)
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	2,203,403
Pegasus Solutions, Inc.	enterprise software	common equity(7)	15,333	62,595	37,719
Stratus Technologies, Inc.	computer hardware	common equity(7)	206,100	377,928	—
Total Common Stock Investments				$5,152,920	$4,391,122	1.1%
Preferred Equity
GenuTec Business Solutions, Inc.	interactive voice messaging services	convertible preferred stock(7)(14)	—	1,500,000	—
Pegasus Solutions, Inc.	enterprise software	preferred equity(3) (14.00% PIK dividend)	8,050	1,446,874	2,273,481
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	46,900	186,622	413,189
Total Preferred Equity Investments				$3,133,496	$2,686,670	0.7%
Warrants
Band Digital Inc.	IT consulting	warrants to purchase common stock(7)(14)	—	—	—
(F/K/A “WHITTMANHART, Inc.”)
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	540,371	725,000	542,649
Total Warrants				$725,000	$542,649	0.1%
Total Investments				$651,337,706	$667,549,873	163.0%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2012

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $22,275,912 of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $29,973,250; aggregate gross unrealized depreciation for federal income tax purposes is $32,003,935. Net unrealized depreciation is $2,030,685 based upon a tax cost basis of $669,580,558.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Debt investment on non-accrual status at the relevant period end.
(14)	Subject to an economic share adjustment, upon a realization event, with equity co-owner.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments.	$52,133,176	$38,597,973	$29,604,441
Distributions from securitization vehicles and equity investments.	47,241,423	25,755,438	13,079,923
Commitment, amendment fee income and other income	4,278,203	5,247,571	920,945
Total investment income from non-affiliated/non-control investments.	103,652,802	69,600,982	43,605,309
From control investments:
Interest income – debt investments	1,439,341	1,511,897	1,582,881
Distributions from equity investments	—	62,041	—
Total investment income from control investments	1,439,341	1,573,938	1,582,881
Total investment income	105,092,143	71,174,920	45,188,190
EXPENSES
Compensation expense	1,647,971	1,183,056	1,090,626
Investment advisory fees	19,096,229	11,222,713	7,317,273
Professional fees	1,996,290	1,873,892	1,190,999
Interest expense and other debt financing expenses	18,960,677	7,262,714	1,243,584
Insurance.	68,638	68,826	68,450
Directors' Fees	322,501	261,000	222,749
Transfer agent and custodian fees	229,124	128,692	116,592
General and administrative	1,589,758	1,027,606	587,314
Total expenses before incentive fees	43,911,188	23,028,499	11,837,587
Net investment income incentive fees	6,580,705	5,460,006	2,241,713
Capital gains incentive fees	(1,192,382)	5,509,061	1,108,749
Total incentive fees	5,388,323	10,969,067	3,350,462
Total expenses	49,299,511	33,997,566	15,188,049
Net investment income	55,792,632	37,177,354	30,000,141
Net change in unrealized appreciation on investments
Non-Affiliate/non-control investments	(3,199,673)	14,340,762	(19,303,977)
Control investments	(43,821)	(71,808)	(87,838)
Total net change in unrealized appreciation on investments.	(3,243,494)	14,268,954	(19,391,815)
Net realized gains on investments
Non-Affiliate/non-control investments	6,395,596	16,876,880	3,600,539
Control investments	—	—	—
Total realized gains on investments.	6,395,596	16,876,880	3,600,539
Net increase in net assets resulting from operations.	$58,944,734	$68,323,188	$14,208,865

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net increase in net assets resulting from net investment income per common share:
Basic	$1.09	$0.98	$0.92
Diluted	$1.03	$0.96	$0.92
Net increase in net assets resulting from operations per common share:
Basic	$1.15	$1.80	$0.44
Diluted	$1.09	$1.73	$0.44
Weighted average shares of common stock outstanding:
Basic	51,073,758	37,978,693	32,433,101
Diluted	61,106,910	40,575,776	32,433,101

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Increase in net assets from operations:
Net investment income.	$55,792,632	$37,177,354	$30,000,141
Net realized gains on investments.	6,395,596	16,876,880	3,600,539
Net change in unrealized appreciation on investments.	(3,243,494)	14,268,954	(19,391,815)
Net increase in net assets resulting from operations.	58,944,734	68,323,188	14,208,865
Distributions to shareholders	(61,353,645)	(44,319,394)	(32,176,536)
Capital share transactions:
Issuance of common stock (net of offering costs of $4,603,745, $3,545,895 and $318,630, respectively).	115,879,644	78,426,107	6,360,019
Reinvestment of dividends	3,169,164	2,070,637	2,592,102
Net increase in net assets from capital share transactions	119,048,808	80,496,744	8,952,121
Total increase in net assets	116,639,897	104,500,538	(9,015,550)
Net assets at beginning of period.	409,602,529	305,101,991	314,117,541
Net assets at end of period (including over distributed net investment income of $3,157,786, $4,274,144 and $3,852,838, respectively)	$526,242,426	$409,602,529	$305,101,991
Capital share activity:
Shares sold	11,692,173	8,337,500	651,599
Shares issued from reinvestment of dividends	337,286	215,358	280,462
Net increase in capital share activity.	12,029,459	8,552,858	932,061

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$58,944,734	$68,323,188	$14,208,865
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(3,719,841)	(5,832,504)	(5,011,157)
Accretion of discount on notes payable and deferred debt issuance costs	1,834,428	857,372	167,471
Increase in investments due to PIK	(2,159,868)	(4,977,809)	(1,474,475)
Purchases of investments	(570,495,775)	(507,970,743)	(260,953,494)
Repayments of principal and reductions to investment cost value	203,949,356	191,200,639	107,965,693
Proceeds from the sale of investments	120,043,085	67,783,437	11,264,033
Net realized gains on investments	(6,395,596)	(16,876,880)	(3,600,539)
Net change in unrealized appreciation on investments..	3,243,494	(14,268,954)	19,391,815
Increase in interest and distributions receivable.	(5,147,850)	(4,148,240)	(348,898)
Decrease (increase) in other assets	93,666	56,697	(143,967)
(Decrease) increase in accrued interest payable	(1,637,483)	3,158,263	1,076,113
Increase in investment advisory fee payable	2,213,572	2,035,109	1,134,903
(Decrease) increase in accrued capital gains incentive fee	(2,744,957)	5,509,061	1,108,749
Increase (decrease) in accrued expenses	334,925	(570,621)	689,446
Net cash used by operating activities	(201,644,110)	(215,721,985)	(114,525,442)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(11,187,740)	1,943,190	(23,183,698)
Net cash (used) provided by investing activities	(11,187,740)	1,943,190	(23,183,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable – TICC CLO 2012-1 LLC (net of discount of $253,875, $4,695,162 and $1,588,125, respectively)	119,746,125	115,304,838	99,661,875
Proceeds from the issuance of convertible senior notes	—	115,000,000	—
Deferred debt issuance costs	(1,069,313)	(5,805,237)	(3,014,393)
Proceeds from the issuance of common stock	120,483,390	81,972,002	6,678,649
Offering expenses from the issuance of common stock	(4,603,746)	(3,545,895)	(318,630)
Distributions paid (net of stock issued under dividend reinvestment plan of $3,169,164, $2,070,637 and $2,592,102, respectively)	(58,184,481)	(42,248,757)	(29,584,434)
Net cash provided by financing activities	176,371,975	260,676,951	73,423,067
Net (decrease) increase in cash and cash equivalents	(36,459,875)	46,898,156	(64,286,073)
Cash and cash equivalents, beginning of period	51,392,949	4,494,793	68,780,866
Cash and cash equivalents, end of period	$14,933,074	$51,392,949	$4,494,793
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$3,169,164	$2,070,637	$2,592,102
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$—	$1,516,875	$—
Securities purchased not settled	$6,994,852	$—	$13,352,500
Cash paid for interest	$18,763,732	$3,368,622	$—

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of December 31, 2013. For further information on this securitization, see Note 8.

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

On September 26, 2012, the Company closed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105 million aggregate principal amount of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1. ORGANIZATION  – (continued)

the Convertible Notes were issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 87.2448 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock, representing an approximately 10.0% conversion premium over the last reported sale price of the Company’s common stock on September 20, 2012, which was $10.42 per share. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, rank equally in right of payment with the Company’s future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Holdings, and its indirect subsidiary, TICC CLO LLC, and TICC CLO 2012-1 LLC. All inter-company accounts and transaction have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value. At December 31, 2013 and 2012, cash and cash equivalents consisted solely of demand deposits maintained at well-capitalized financial institutions.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

well as any available information on other relevant transactions including firm bids and offers in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

The Company’s assets measured at fair value on a recurring basis at December 31, 2013, were as follows:

($in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2013 and 2012, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2013	Valuation Techniques/ Methodologies		Unobservable Input	Range/Weighted Average(8)
Corporate debt investments
syndicated	$619.7	market quotes		NBIB(1)	55.0% - 102.9%/98.0%
bilateral	13.9	valuation analysis(2)/		EBITDA(3)	$3.0/ncm(6)
		enterprise value		market multiples(3)	5.50 - 6.50x/ncm(6)
				ICG(4)	3
CLO debt	28.9	market quotes		NBIB(1)	86.3% - 93.1%/88.9%
CLO equity	237.2	market quotes/		NBIB(1)	28.0% - 122.0%/83.3%
		net present value	(7)
Other investments	15.0	valuation analysis(2)/		EBITDA(3)	$2.9 - $184.7/ncm(6)
		enterprise value		market multiples(3)	3.9 - 8.6x/ncm(6)
				discount rates(5)	20% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$914.7

Assets	Fair Value as of December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments
syndicated	$470.3	market quotes	NBIB(1)	47.4% - 103.9%/98.3%
bilateral	14.9	valuation analysis(2)/	EBITDA(3)	$3.1 - $14.2/ncm(6)
		enterprise value	market multiples(3)	3.30 - 6.50x/ncm(6)
			ICG(4)	3 - 5/3.1
CLO debt	55.6	market quotes	NBIB(1)	78.0% - 100.0%/87.7%
CLO equity	109.3	market quotes	NBIB(1)	58.5% - 128.0%/90.9%
Other investments	7.6	valuation analysis(2)/	EBITDA(3)	$3.1 - $171.9/ncm(6)
		enterprise value	market multiples(3)	3.30 - 7.50x/ncm(6)
			discount rates(5)	20% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$657.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(7)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$100,041	$100,617	$—	$—	$100,617
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	174,072	173,061	—	—	173,061
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	19,471	19,950	—	—	19,950
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	22,105	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	19,987	21,000	—	—	21,000
2017 Convertible Notes	115,000	124,631			124,631
Total	$450,676	$462,317	$—	$—	$462,317

Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

A reconciliation of the fair value of investments for the year ending December 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	(1.9)	0.6	11.1	(0.7)	0.0	(0.1)	(2.6)	0.0	6.4
Unrealized (depreciation) appreciation included in earnings(1)	9.0	2.8	(7.6)	(14.7)	0.0	6.1	0.6	0.4	(3.4)
Accretion of discount	2.7	0.0	1.0	0.0	0.0	0.0	0.0	0.0	3.7
Purchases(1)	378.6	3.1	20.9	159.5	0.0	3.4	0.0	0.0	565.5
Repayments and Sales(1)	(247.3)	(1.1)	(52.1)	(16.3)	(0.1)	0.0	(0.5)	0.0	(317.4)
Payment in Kind income	1.6	0.4	0.0	0.0	0.0	0.0	0.2	0.0	2.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$0.0	$13.8	$0.4	$0.9	$914.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$6.3	$2.7	$1.4	$(10.2)	$0.0	$6.0	$(0.1)	$0.4	$6.5

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2013 and 2012:

	2013		2012
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$644.7	69.2%	$494.9	74.1%
Senior Unsecured Notes	5.8	0.6%	—	—
CLO Debt	28.9	3.1%	55.6	8.3%
CLO Equity	237.1	25.5%	109.3	16.4%
Subordinated Notes	—	—	0.1	0.0%
Common Stock	13.8	1.5%	4.4	0.7%
Preferred Shares	0.4	0.0%	2.7	0.4%
Warrants	0.9	0.1%	0.5	0.1%
Total	$931.6	100.0%	$667.5	100.0%

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

INTEREST and DIVIDEND INCOME RECOGNITION

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. As of December 31, 2013, the fair value of TICC’s non-accrual assets was approximately $5.5 million, which comprised 0.6% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $9.4 million, which comprised approximately 1.0% of the total cost of its portfolio. As of December 31, 2012, the fair value of TICC’s non-accrual assets was approximately $470,000, which comprised 0.1% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $1.8 million, which comprised approximately 0.3% of the total cost of its portfolio.

Dividend income on equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distribution income on investments in equity tranches of collateralized loan obligations is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

PAYMENT-IN-KIND

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. PIK interest computed at the contractual rate is added to the principal balance of the investment, is accrued into income and reflected as receivable up to the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

restored to accrual status if the Company believes that PIK is expected to be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though TICC has not collected any cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2013 TICC recorded PIK income of approximately $2.2 million. For the years ended December 31, 2012 and 2011, TICC recorded approximately $5.0 million and $1.5 million in PIK interest income, respectively.

In addition, the Company recorded original issue discount income of approximately $3.7 million, $5.8 million and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing the amortization of the discount attributed to certain debt securities purchased by TICC, including original issue discount (“OID”) and market discount.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2013 and December 31, 2012, was approximately $938,912,223 and $669,580,558, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 3. CASH AND CASH EQUIVALENTS

At December 31, 2013 and December 31, 2012, respectively, cash and cash equivalents consisted of:

	December 31, 2013	December 31, 2012
Cash Equivalents	$—	$—
Cash	14,933,074	51,392,949
Restricted Cash	32,428,248	21,240,508
Total Cash and Cash Equivalents	$47,361,322	$72,633,457

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for both of the Company’s debt securitization vehicles. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets.

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$55,792,632	$37,177,354	$30,000,141
Weighted average common shares outstanding – basic	51,073,758	37,978,693	32,433,101
Earnings per common share – basic	$1.09	$0.98	$0.92
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$55,792,632	$37,177,354	$30,000,141
Adjustments for interest on convertible senior notes, base management fees and incentive fees	7,401,376	1,953,893	N/A
Net increase in net assets resulting from investment income, as adjusted	$63,194,008	$39,131,247	$30,000,141
Weighted average common shares outstanding – basic	51,073,758	37,978,693	32,433,101
Adjustments for dilutive effect of convertible notes	10,033,152	2,597,083	N/A
Weighted average common shares outstanding – diluted	61,106,910	40,575,776	32,433,101
Earnings per common share – diluted	$1.03	$0.96	$0.92

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Earnings per common share – basic:
Net increase in net assets resulting from operations	$58,944,734	$68,323,188	$14,208,865
Weighted average common shares outstanding – basic	51,073,758	37,978,693	32,433,101

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 4. EARNINGS PER SHARE  – (continued)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Earnings per common share – basic	$1.15	$1.80	$0.44
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$58,944,734	$68,323,188	$14,208,865
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	7,401,376	1,953,893	N/A
Net increase in net assets resulting from operations, as adjusted	$66,346,110	$70,277,081	$14,208,865
Weighted average common shares outstanding – basic	51,073,758	37,978,693	32,433,101
Adjustments for dilutive effect of convertible notes	10,033,152	2,597,083	N/A
Weighted average common shares outstanding – diluted	61,106,910	40,575,776	32,433,101
Earnings per common share – diluted	$1.09	$1.73	$0.44

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5. RELATED PARTY TRANSACTIONS  – (continued)

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2013, 2012 and 2011 calendar year was 5.72%, 5.83% and 7.01%, respectively. The current hurdle rate for the 2014 calendar year, calculated as of December 31, 2013, is 6.75%.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $6.6 million, $5.5 million and $2.2 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2013, such an accrual was not required under the terms of the Investment Advisory Agreement. For the year ended December 31, 2012, the amount calculated, and payable, under the terms of the Investment Advisory Agreement was approximately $1.6 million. There was no capital gains incentive fee earned for the year ended December 31, 2011.

The capital gains incentive fee expense recorded under the hypothetical liquidation calculation for the year ended December 31, 2013 resulted in an accrual reversal of approximately $1.2 million. For the years ended December 31, 2012 and 2011, an expense of approximately $5.5 million and $1.1, respectively, was recorded under the hypothetical liquidation calculation. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable for the year ending December 31, 2013 and 2012 was approximately $3.9 million and $6.6 million, respectively.

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

The Company has entered into an investment advisory agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 5. RELATED PARTY TRANSACTIONS  – (continued)

non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides TICC with office facilities and administrative services pursuant to an administration agreement (the “Administration Agreement”). Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation. BDC Partners is also the managing member of Oxford Gate Capital, LLC, a private fund in which Messrs. Cohen and Rosenthal are invested.

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

For the periods ended December 31, 2013, 2012 and 2011, respectively, TICC incurred base investment advisory fees of approximately $19.1 million, $11.2 million and $7.3 million in accordance with the terms of the Investment Advisory Agreement and incurred approximately $1.6 million, $1.2 million and $1.1 million in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred approximately $77,000, $69,000 and $70,000 for facility costs allocated under the agreement for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, 2012 and 2011, respectively, approximately $5.0 million, $3.8 million and $2.9 million of the base investment advisory fees remained payable to TICC Management. At December 31, 2013, approximately $24,000 of compensation expense remained payable, at December 31, 2012, no compensation expense remained payable and at December 31, 2011, approximately $605,000 was accrued for compensation expense.

NOTE 6. OTHER INCOME

Other income includes primarily exit fees and closing fees, or origination fees, associated with investments in portfolio companies as well as dividends. Fees are normally paid at closing of the Company’s investments, are fully earned and non-refundable, and are generally non-recurring. For the years ended December 31, 2013, 2012 and 2011, respectively, TICC earned approximately $4.3 million, $5.2 million (which includes a one-time PIK fee of approximately $3.4 million recognized during the second quarter of 2012) and $0.9 million, in other income.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2013, 2012 and 2011, the Company received no fee income for managerial assistance.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 7. COMMITMENTS AND CONTINGENCIES  – (continued)

As of December 31, 2013, the Company had a delayed draw commitment of approximately $2.25 million for its debt investment in CRCI Holdings, for which TICC receives a ticking fee of 1.25% per annum on the delayed draw until it’s funded.

As of December 31, 2013, the Company did not have any commitments to purchase additional debt or equity investments.

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

NOTE 8. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2013, the Company’s asset coverage for borrowed amounts was 214%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of December 31, 2013 and December 31, 2012. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2013				December 31, 2012
($in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$100,041	(1)	$100,617	$101,250	$99,883	(1)	$101,250
TICC CLO 2012-1 LLC Class A-1 2023 Notes(2)	176,000	174,072	(1)	173,061	88,000	86,149	(1)	87,780
TICC CLO 2012-1 LLC Class B-1 2023 Notes(2)	20,000	19,471	(1)	19,950	10,000	9,455	(1)	9,875
TICC CLO 2012-1 LLC Class C-1 2023 Notes(2)	23,000	22,105	(1)	23,058	11,500	10,501	(1)	11,155
TICC CLO 2012-1 LLC Class D-1 2023 Notes(2)	21,000	19,987	(1)	21,000	10,500	9,347	(1)	10,382
Sub-total TICC CLO 2012-1, LLC	240,000	235,635		237,069	120,000	115,452		119,192
2017 Convertible Notes	115,000	115,000		124,631	115,000	115,000		113,131
	$456,250	$450,676		$462,317	$336,250	$330,335		$333,573

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of December 31, 2013, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively. As of December 31, 2012, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,367, $1,851, $545, $999 and $1,153, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8. BORROWINGS  – (continued)

(2)	The TICC CLO 2012-1 debt securitization financing transaction has an “accordion” feature which allows, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes issued by the special purpose vehicle. On February 25, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature. Additionally, on May 28, 2013, the special purpose vehicle issued additional secured notes of $60 million and subordinated notes of $20 million under the “accordion” feature and, as a result of all the TICC CLO 2012-1 issuances, the maximum aggregate increase limit of $160 million was reached-refer to “Notes Payable – TICC CLO 2012-1 LLC,” below.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2013 were 3.90% and 7.73 years, respectively, and as of December 31, 2012 were 4.50% and 8.1 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the December 31, 2013 consolidated statements of assets and liabilities. For the year ended December 31, 2013, the Class A note holders were paid interest on the Class A notes of approximately $2.6 million. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of December 31, 2013, there were 44 investments in portfolio companies with a total fair value of approximately $225.9 million, securing the Class A Notes. The pool of loans in the securitization must meet

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8. BORROWINGS  – (continued)

certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of December 31, 2013, the Company had a deferred debt issuance balance of approximately $2.3 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. As indicated below, amortization expense for the year ended December 31, 2013 was approximately $461,000. The amortization expense for the year ended December 31, 2012 and 2011 was approximately $475,000 and $167,000, respectively.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the years ended December 31, 2013, 2012 and 2011, respectively:

TICC CLO LLC	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Stated interest expense	$2,592,158	$2,783,113	$1,076,113
Amortization of deferred issuance costs	302,517	303,345	118,520
Note discount expense	158,599	171,802	48,951
Total interest expense	$3,053,274	$3,258,260	$1,243,584
Effective annualized average interest rate	3.02%	3.21%	3.12%
Cash paid for interest	$2,606,865	$3,368,622	$—

Effective January 1, 2013 and through January 24, 2013, the interest rate of 2.57% charged under the securitization was based on three-month LIBOR of 0.32%. Effective January 25, 2013 and through April 24, 2013, the interest rate of 2.55% charged under the securitization was based on three-month LIBOR of 0.30%. Effective April 25, 2013 and through July 24, 2013, the interest rate of 2.53% charged under the securitization was based on three-month LIBOR of 0.28%. Effective July 25, 2013 and through October 24, 2013, the interest rate of 2.52% charged under the securitization was based on the three-month LIBOR of 0.27%. Effective October 25, 2013 and as of December 31, 2013, the interest rate of 2.49% charged under the securitization was based on the three-month LIBOR of 0.24%. For the year ended December 31, 2013, interest expense, including the amortization of deferred debt issuance costs and the discount on the face amount of the Class A Notes, was $3,053,274.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8. BORROWINGS  – (continued)

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company owns all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2013 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of December 31, 2013.

During a period of up to four years from the closing date, all principal collections received on the underlying collateral may be used by the 2012 Securitization Issuer to purchase new collateral under our direction in our capacity as collateral manager of the 2012 Securitization Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the securitization for such four-year period. All note classes are scheduled to mature on August 25, 2023.

The proceeds of the private placement of the Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, the Company entered into a master loan sale agreement with TICC CLO 2012-1 pursuant to which TICC agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to TICC CLO 2012-1, and to purchase or otherwise acquire the 2012 Subordinated Notes. The Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer are the secured obligations of TICC CLO 2012-1, and an indenture governing the notes of the 2012 Securitization Issuer includes customary covenants and events of default.

As of December 31, 2013, there were 50 investments in portfolio companies with a total fair value of approximately $315.1 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of December 31, 2013, TICC had deferred debt issuance balance of approximately $3.3 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2013 and 2012, respectively:

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8. BORROWINGS  – (continued)

TICC CLO 2012-1 LLC	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$5,957,008	$1,352,438
Amortization of deferred issuance costs	315,259	85,833
Note discount expense	437,171	139,386
Total interest expense	$6,709,438	$1,577,657
Effective annualized average interest rate	3.29%	3.75%
Cash paid for interest	$6,693,325	$—

Effective January 1, 2013 and through February 24, 2013, the interest charged under the securitization was based on six-month LIBOR, which was 0.72%. Effective February 25, 2013 and through May 27, 2013, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.29%. Effective May 28, 2013 and as through August 25, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.27%. Effective August 26, 2013 and through November 24, 2013, the interest charged under the securitization was based on the three-month LIBOR which was approximately 0.26%. Effective November 25, 2013 and as of December 31, 2013, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.24%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2013 is as follows:

			Year Ended December 31, 2013
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98760%	175	$3,594,875	$3,164,054	$193,812
Class B-1 Notes	3.73760%	350	741,981	665,315	52,857
Class C-1 Notes	4.98760%	475	1,127,202	1,016,276	90,094
Class D-1 Notes	5.98760%	575	1,229,267	1,111,363	100,408
Total			$6,693,325	$5,957,008	$437,171

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2012 is as follows:

			Year Ended December 31, 2012
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.46815%	175	$—	$790,356	$61,215
Class B-1 Notes	4.21815%	350	—	153,494	17,692
Class C-1 Notes	5.46815%	475	—	228,827	31,868
Class D-1 Notes	6.46815%	575	—	179,761	28,611
Total			$—	$1,352,438	$139,386

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2013 are as follows:

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8. BORROWINGS  – (continued)

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2012 are as follows:

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

2017 Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2013, the Company had a deferred debt issuance balance of approximately $2.4 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the years ended December 31, 2013 and 2012, respectively:

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 8. BORROWINGS  – (continued)

2017 Convertible Notes	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$8,577,083	$2,269,791
Amortization of deferred issuance costs	620,882	157,006
Total interest expense	$9,197,965	$2,426,797
Effective annualized average interest rate	8.00%	8.13%
Cash paid for interest	$9,463,542	$—

In certain circumstances, the Convertible Notes will be convertible into shares of our common stock at its initial conversion rate (listed below) subject to customary anti-dilution adjustments and the requirements of its indenture, at any time on or prior to the close of business on the business day immediately preceding the maturity date. TICC will in certain circumstances increase the conversion rate by a number of additional shares.

November 2017 Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of December 31, 2013, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of TICC’s existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to TICC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of our subsidiaries.

NOTE 9. SUBSEQUENT EVENTS

During February 2014, one of the Company’s portfolio investments disclosed its substantial financial deterioration. It is expected that a mark-down in the value of this investment, in the range of $2.0 million to $2.5 million, will be recorded in the first quarter of 2014, based upon that company’s diminished operating condition. The investment was placed on non-accrual at year-end, and, as of year-end, the investment represents 1.0% of the total portfolio, at amortized cost, and 0.6% at fair value.

On March 5, 2014, the Company’s Board of Directors declared a cash dividend of $0.29 per share payable on March 31, 2014 to holders of record on March 25, 2014.

On March 14, 2014, the Company priced a public offering of 6,000,000 shares of its common stock at a public offering price of $10.14 per share for total gross proceeds of approximately $60.8 million. The Company has also granted the underwriters an option to purchase up to an additional 900,000 shares of common stock. The closing of the offering is subject to customary closing conditions and is expected to take place on March 19, 2014.

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and noted no other events that necessitate adjustment or disclosure in the financial statements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 10. FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Per Share Data
Net asset value at beginning of period	$9.90	$9.30	$9.85	$8.36	$7.68
Net investment income(1)	1.09	0.98	0.92	0.89	0.51
Net realized and unrealized capital gains (losses)(2)	0.06	0.82	(0.47)	1.19	0.81
Total from net investment operations	1.15	1.80	0.45	2.08	1.32
Distributions from net investment income	(1.16)	(1.12)	(0.99)	(0.81)	(0.60)
Distributions based on weighted average share impact	(0.04)	(0.04)	—	—	—
Tax return of capital distributions	—	—	—	—	—
Total distributions(3)	(1.20)	(1.16)	(0.99)	(0.81)	(0.60)
Effect of shares issued, net of offering expenses	—	(0.04)	(0.01)	0.22	(0.04)
Net asset value at end of period	$9.85	$9.90	$9.30	$9.85	$8.36
Per share market value at beginning of period	$10.12	$8.65	$11.21	$6.05	$3.80
Per share market value at end of period	$10.34	$10.12	$8.65	$11.21	$6.05
Total return(4)	14.68%	30.49%	(14.19)%	102.39%	81.15%
Shares outstanding at end of period	53,400,745	41,371,286	32,818,428	31,886,367	26,813,216
Ratios/Supplemental Data
Net assets at end of period (000’s)	526,242	409,603	305,102	314,118	224,092
Average net assets (000’s)	506,093	363,584	318,305	243,723	206,183
Ratio of expenses to average net assets:
Expenses before incentive fees	8.68%	6.33%	3.72%	3.22%	3.38%
Net investment income incentive fees	1.30%	1.50%	0.70%	0.58%	0.02%
Capital gains incentive fees	(0.24)%	1.52%	0.35%	—	—
Total ratio of expenses to average net assets	9.74%	9.35%	4.77%	3.80%	3.40%
Ratio of expenses, excluding interest expense, to average net assets	6.00%	7.35%	4.38%	3.80%	3.40%
Ratio of net investment income to average net assets	11.02%	10.23%	9.42%	9.95%	6.54%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 10. FINANCIAL HIGHLIGHTS  – (continued)

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

NOTE 11. DIVIDENDS

The following table represents the cash distributions, including dividends, dividends reinvested and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
March 5, 2014	March 25, 2014	March 31, 2014	$0.29
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12

The tax character of distributions declared and paid in 2013 represented $61,353,645 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2013, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees, and capital gains incentive fees, resulting in a decrease of distributions in excess of investment income of $7,869,753, a decrease of accumulated net realized losses on investments of $2,071,674, and a decrease of capital in excess of par value of $9,941,427.

The tax character of distributions declared and paid in 2012 represented $44,319,394 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2012, the permanent differences between financial and tax reporting were due to non-deductible excise taxes, gains from unscheduled prepayments, prepayment penalty fees, and capital gains incentive fees, resulting in an increase of distributions in excess of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 11. DIVIDENDS  – (continued)

investment income of $2,764,247, a decrease of accumulated net realized losses on investments of $475,276, and a decrease of capital in excess of par value of $2,288,971.

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During 2013, 2012 and 2011, the Company issued approximately 337,286; 215,358; and 280,462 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

The Company has available $26,647,308 of capital losses which can be used to offset future capital gains. If these losses are not utilized, $26,647,308 will expire in 2018. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2013, the Company has deferred such losses in the amount of $886,744.

As of December 31, 2013, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$0
Distributable long-term capital gains (capital loss carry forward)	(26,647,308)
Unrealized depreciation on investments	(7,315,479)

The amounts will be finalized before filing the federal income tax return.

As of December 31, 2012, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$0
Distributable long-term capital gains (capital loss carry forward)	(38,368,504)
Unrealized depreciation on investments	(2,030,685)

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 12. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2013
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$30,488,163	$27,448,377	$25,424,144	$21,731,459
Net Investment Income	16,946,803	12,238,709	15,955,918	10,651,203
Net Increase in Net Assets resulting from Operations	13,056,915	23,588,777	1,456,996	20,842,046
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.32	$0.23	$0.30	$0.23
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.30	$0.22	$0.28	$0.22
Net Increase in Net Assets resulting from Operations, per common share, basic(1)	$0.24	$0.45	$0.03	$0.46
Net Increase in Net Assets resulting from Operations, per common share, diluted(1)	$0.24	$0.41	$0.05	$0.41

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2013 due to rounding.

	Year Ended December 31, 2012
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$20,373,381	$15,590,614	$20,463,320	$14,747,605
Net Investment Income	9,377,784	4,607,574	15,037,476	8,154,520
Net Increase in Net Assets resulting from Operations	14,123,302	27,856,644	9,259,874	17,083,368
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.23	$0.12	$0.40	$0.24
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.22	$0.12	$0.40	$0.24
Net Increase in Net Assets resulting from Operations, per common share, basic(1)	$0.34	$0.71	$0.25	$0.51
Net Increase in Net Assets resulting from Operations, per common share, diluted(1)	$0.31	$0.70	$0.25	$0.51

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2012 due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013. The Company has evaluated the impact of the adoption of ASU 2013-08 on its financial statements and disclosures and determined the adoption of ASU 2013-08 would not have had a material effect on the Company’s financial condition and results of operations.

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

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2013.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 93 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 94 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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
10.6	Master Loan Sale Agreement, dated August 10, 2011, by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.7	Indenture, dated August 10, 2011, by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.8	Collateral Management Agreement, dated August 10, 2011, by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.9	Collateral Administration Agreement, dated August 10, 2011, by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.10	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.11	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.12	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.13	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.14	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.15	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.16	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.17	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: TICC Capital Corp. 2011-1 Holdings, LLC — Delaware TICC CLO LLC — Delaware TICC CLO 2012-1 LLC — Delaware
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedule

SCHEDULE 12-14

TICC CAPITAL CORP.

INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Income or Dividends Credited to Income(B)	Value as of December 31, 2012	Gross Additions(C)	Gross Reductions(D)	Change in Unrealized (Loss)	Value as of December 31, 2013
CONTROL INVESTMENT:
Algorithmic Implementations, Inc.	Senior Term Debt	$1,439.3	$14,300.0	$44.0	$(400.0)	$(44.0)	$13,900.0
(d/b/a “Ai Squared”)	Common Stock(A)	—	2,150.0	—	—	—	2,150.0
		1,439.3	16,450.0	$44.0	$(400.0)	(44.0)	16,050.0
TOTAL CONTROL INVESTMENTS		$1,439.3	$16,450.0	$44.00	$(400.0)	$(44.0)	$16,050.0

(A)	Common stock is generally non-income producing.
(B)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: March 17, 2014	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 17, 2014	/s/ Charles M. Royce Charles M. Royce Chairman of the Board of Directors
Date: March 17, 2014	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 17, 2014	/s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 17, 2014	/s/ Steven P. Novak Steven P. Novak Director
Date: March 17, 2014	/s/ G. Peter O’Brien G. Peter O’Brien Director
Date: March 17, 2014	/s/ Tonia L. Pankopf Tonia L. Pankopf Director