Form 10-Q
period 2014-03-31
TICC Capital Corp.
filed 2014-05-12
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 9, 2014 was 60,213,623.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Non-affiliated/non-control investments (cost: $933,480,317 @ 3/31/14; $901,728,071 @ 12/31/13)	$944,447,895	$915,546,744
Control investments (cost: $16,900,000 @ 3/31/14; $16,900,000 @ 12/31/13)	15,310,000	16,050,000
Total investments at fair value (cost: $950,380,317 @ 3/31/14; $918,628,071 @ 12/31/13)	959,757,895	931,596,744
Cash and cash equivalents	74,574,917	14,933,074
Restricted cash	40,952,607	32,428,248
Deferred debt issuance costs	7,673,573	7,985,580
Interest and distributions receivable	10,494,070	11,133,972
Other assets	115,925	88,122
Total assets	$1,093,568,987	$998,165,740
LIABILITIES
Accrued interest payable	$4,687,607	$2,596,893
Investment advisory fee payable to affiliate	6,631,426	7,144,480
Accrued capital gains incentive fee to affiliate	1,694,121	3,872,853
Securities purchased not settled	39,511,310	6,994,852
Accrued expenses	1,111,221	637,896
Notes payable – TICC CLO LLC, net of discount	100,080,371	100,041,226
Notes payable – TICC CLO 2012-1 LLC, net of discount	235,743,534	235,635,114
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	504,459,590	471,923,314
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 60,213,623 and 53,400,745 issued and outstanding, respectively	602,136	534,007
Capital in excess of par value	628,319,194	561,336,766
Net unrealized appreciation on investments	9,377,578	12,968,673
Accumulated net realized losses on investments	(46,346,196)	(45,439,234)
Distributions in excess of investment income	(2,843,315)	(3,157,786)
Total net assets	589,109,397	526,242,426
Total liabilities and net assets	$1,093,568,987	$998,165,740
Net asset value per common share	$9.78	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 06, 2019)	$6,600,000	$6,569,107	$6,600,000
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	13,900,000	13,900,000	13,900,000
ARSLOANE Intermediate, LLC (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due October 01, 2019)	15,920,000	15,821,012	16,079,200
Ascensus, Inc.	financial intermediaries	senior secured notes(4)(5)(6)(10) (5.00%, due December 02, 2019)	4,488,750	4,467,522	4,528,027
		second lien senior secured notes(4)(5)(9) (9.00%, due December 02, 2020)	2,000,000	1,971,358	2,050,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	6,514,150	6,417,199	6,550,825
		second lien senior secured notes(4)(5)(6)(9)(10) (11.00%, due November 22, 2018)	17,514,795	17,302,251	17,483,268
Blue Coat System, Inc.	software	second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,861,271	15,525,000
BMC Software Finance, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (5.00%, due September 10, 2020)	4,987,500	5,006,203	4,992,837
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(6)(10) (4.25%, due May 09, 2020)	6,947,500	6,916,195	6,932,285
CRCI Holdings, Inc.	utilities	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due July 10, 2019)	7,711,250	7,672,597	7,518,469
Dell International LLC	enterprise software	term B senior secured notes(4)(9) (4.50%, due April 29, 2020)	4,000,000	4,000,000	3,970,840
Deltek Systems, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.00%, due October 10, 2018)	4,591,875	4,568,936	4,614,834
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,891,263	10,175,000
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due May 17, 2018)	6,558,157	6,496,239	6,590,948
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 04, 2018)	3,440,000	3,448,219	3,440,000
		second lien senior secured notes(4)(5)(9)(10) (10.75%, due April 12, 2019)	15,000,000	14,750,558	15,000,000
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.15%, due March 24, 2021)	16,050,721	16,001,981	16,074,155
		tranche B term loan(4)(5)(9)(10) (4.15%, due September 24, 2018)	880,952	880,952	881,807
GlobalLogic Holdings Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due June 02, 2019)	17,456,250	17,368,215	17,281,688
Global Tel Link Corp	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (5.00%, due May 23, 2020)	4,739,143	4,715,811	4,700,661
	telecommunication services	second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,852,963	12,740,000
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (4.50%, due April 03, 2017)	7,732,358	7,664,815	7,738,776
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,482,500	3,482,280	3,500,992
Healogics, Inc. (F/K/A “National Healing Corp.”)	healthcare	senior secured notes(4)(5)(6)(10) (5.25%, due February 05, 2019)	3,300,000	3,286,104	3,324,750
		second lien senior secured notes(4)(5)(10) (9.25%, due February 05, 2020)	4,000,000	3,964,825	4,076,680
Help/Systems Holdings, Inc.	software	senior secured notes(4)(5)(6)(9)(10)(14) (5.50%, due June 28, 2019)	14,925,000	14,787,886	14,813,063
		second lien senior secured notes(4)(5)(14) (9.50%, due June 28, 2020)	15,000,000	14,790,487	15,000,000
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 05, 2018)	4,012,881	3,983,978	4,024,599

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
MARCH 31, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 03, 2018)	$6,684,258	$6,663,819	$6,667,547
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(6)(10)(11)(12) (7.25%, due May 01, 2019)	7,400,000	7,267,225	7,320,080
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.00%, due August 19, 2018)	4,388,370	4,267,196	4,400,701
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)	7,405,200	7,360,987	7,436,968
		second lien senior secured notes(4)(5) (9.75%, due February 22, 2020)	8,850,000	8,900,875	9,044,700
Jackson Hewitt Tax Service, Inc.	consumer services	first lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 17, 2017)	20,682,892	20,034,941	20,527,770
JHCI Holdings, Inc.	logistics	first lien senior secured notes(4)(5)(6)(10) (7.00%, due July 11, 2019)	8,605,227	8,576,669	8,734,305
Knowledge Universe Education	education	first lien senior secured notes(4)(5)(10) (5.25%, due March 18, 2021)	5,000,000	4,975,000	5,028,150
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 01, 2017)	4,875,126	4,875,126	4,890,385
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10)(14) (5.75%, due March 08, 2018)	15,722,426	15,701,881	15,866,601
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (5.75%, due March 30, 2018)	2,433,445	2,398,332	2,445,612
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	9,672,500	9,661,796	9,708,772
New Breed Logistics	logistics	senior secured term B notes(4)(5)(6)(9)(10) (6.00%, due October 01, 2019)	15,757,140	15,764,001	15,776,836
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(7)(9)(10)(15) (9.25%, due January 27, 2016)	10,012,180	9,417,380	3,544,312
Otter Products, LLC	chemicals and plastics	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due April 30, 2020)	10,527,282	10,577,823	10,514,123
Packaging Coordinators, Inc.	packaging and containers	first lien senior secured notes(4)(5)(6)(10) (5.50%, due May 10, 2020)	4,975,000	4,952,592	4,950,125
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (4.75%, due February 12, 2017)	2,925,469	2,910,687	2,910,842
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.00%, due March 31, 2017)	9,875,000	9,851,088	9,918,253
RBS Holding Company	printing and publishing	term B senior secured notes(3)(4)(5)(6)(9) (Cash 8.25%/1.25% PIK, due March 23, 2017)	22,700,037	11,397,187	16,003,526
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing	senior secured notes(4)(5)(9)(10) (5.50%, due January 31, 2020)	8,000,000	7,920,842	7,940,000
Renfro Corporation	clothing	senior secured notes(4)(5)(6)(9)(10) (5.75%, due January 30, 2019)	4,620,000	4,645,276	4,596,900
Safenet, Inc.	software	first lien senior secured notes(4)(5)(9)(10) (5.50%, due March 5, 2020)	10,000,000	9,900,000	10,000,000
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	first lien senior secured notes(4)(5)(6)(9) (7.00%, due December 07, 2018)	3,571,635	3,540,659	3,625,210
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (4.75%, due April 30, 2020)	3,980,000	3,944,485	3,971,284
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	6,400,000	6,370,525	6,400,000
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10) (5.00%, due February 08, 2019)	8,216,000	8,265,269	8,277,620
		second lien senior secured notes(4)(5)(10) (10.00%, due July 12, 2019)	5,000,000	5,045,490	5,093,750
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10) (5.00%, due May 26, 2017)	2,540,518	2,552,459	2,540,518
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,764,000	4,763,438	4,789,821
		second lien senior secured notes(4)(10) (8.75%, due April 30, 2019)	2,000,000	1,999,641	2,045,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
MARCH 31, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Sportsman’s Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due July 11, 2019)	$14,925,000	$14,794,256	$15,148,875
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.75%, due February 01, 2018)	2,544,627	2,507,183	2,538,265
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,281,282	9,201,623	9,304,485
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,282,000	9,060,456	10,395,840
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.25%, due November 16, 2018)	4,667,230	4,629,098	4,638,060
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,057,774	11,151,563
Technimark LLC	chemicals and plastics	senior secured notes(4)(5)(6)(9)(10) (5.50%, due April 17, 2019)	14,109,186	14,065,077	14,250,278
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	8,000,000	7,939,873	8,000,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due October 02, 2018)	9,975,000	9,881,785	9,975,000
Travelclick Inc	travel	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 16, 2016)	14,251,311	14,253,093	14,286,939
Travel Leaders Group, LLC	travel	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due December 05, 2018)	15,800,000	15,499,830	15,602,500
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (Cash 11.00%/PIK 4.00% due April 15, 2018)	11,690,481	11,496,066	11,690,481
Vision Solutions	software	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due July 23, 2016)	5,486,753	5,431,166	5,514,187
		second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,940,289	10,050,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due October 25, 2019)	4,937,500	4,875,505	4,937,500
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,826,767	10,075,000
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.01%, due June 29, 2017)	14,746,356	14,691,826	14,746,356
Total Senior Secured Notes				$641,494,583	$647,383,744	109.9%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (Cash 0.00%/10.00% PIK, due March 08, 2023)	6,009,991	3,238,148	6,009,991
Total Senior Unsecured Notes				$3,238,148	$6,009,991	1.0%
Collateralized Loan Obligation – Debt Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO secured class E notes(4)(5)(11)(12) (4.99%, due June 15, 2022)	1,957,994	1,775,360	1,840,319
AMMC CLO XII, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.29%, due May 10, 2025)	4,500,000	3,908,933	3,901,050
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.64%, due April 18, 2025)	6,000,000	5,145,731	5,425,200
Emporia Preferred Funding III, Ltd.	structured finance	CLO secured Class E notes(4)(5)(11)(12) (3.94%, due April 23, 2021)	10,991,000	8,154,430	9,511,611
Telos CLO 2013-3, Ltd.	structured finance	CLO secured class B notes(4)(5)(11)(12) (5.74%, due January 17, 2024)	3,000,000	2,730,248	2,655,300
Total Collateralized Loan Obligation – Debt Investments				$21,714,702	$23,333,480	4.0%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
MARCH 31, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/SHARES	COST(8)	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	$—	$10,583,500	$7,198,000
ACAS CLO 2012-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,050,000
AMMC CLO XII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	11,112,429
Apidos CLO XIV	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,976,875
Ares XXV CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,620,875	12,710,000
Ares XXVI CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	15,234,375	16,312,500
Ares XXIX CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,156,250	11,156,250
Benefit Street Partners CLO II, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,870,000	15,600,000
Canaras Summit CLO Ltd.	structured finance	CLO income notes(11)(12)	—	4,355,000	3,600,000
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	9,527,500
Catamaran CLO 2012-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	16,280,000
Catamaran CLO 2013-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,750,000	9,750,000
Cedar Funding II CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	23,981,250	23,575,000
Columbus Park CDO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	8,150,000	7,900,000
Galaxy XV CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,012,500	7,590,000
Gale Force 4 CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	1,965,000	1,642,500
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,650,000
HarbourView CLO 2006-1	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	3,668,600
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,272,000	13,440,000
Jersey Street CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,535,613	5,957,250
Lightpoint CLO VIII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,612,500	3,262,500
Marea CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	10,934,215	10,873,130
Mountain Hawk III CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	13,473,000	12,819,009
Mountain Hawk III CLO, Ltd.	structured finance	CLO M notes(11)(12)		—	653,991
North End CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	4,615,234	4,781,250
Octagon Investment Partners XI, Ltd	structured finance	CLO income notes(11)(12)	—	2,434,163	2,202,750
CS Advisors CLO I Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	4,696,320	2,525,000
Shackleton 2013-III CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,798,425	10,798,425
Sheridan Square CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,136,511	4,009,884
Stone Tower CLO VII Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,739,000	8,775,000
Telos CLO 2013-3, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,558,333	12,539,999
Other CLO equity related investments	structured finance	CLO other(13)	—	—	3,736,872
Total Collateralized Loan Obligation – Equity Investments				$274,473,153	$269,674,714	45.8%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock(7)	100	3,000,000	1,410,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,393	3,868,170
Merrill Communications, LLC	printing and publishing	common equity(7)	728,442	3,425,244	7,510,237
Stratus Technologies, Inc.	computer hardware	common equity(7)	223,210	379,810	—
Total Common Stock Investments				$8,517,447	$12,788,407	2.2%
Preferred Equity
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	50,796	217,284	—
Total Preferred Equity Investments				$217,284	$—	0.0%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	540,371	725,000	190,000
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)	309,080	—	377,559
Total Warrants				$725,000	$567,559	0.1%
Total Investments				$950,380,317	$959,757,895	162.9%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
MARCH 31, 2014
(unaudited)

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $40.4 million of principal amount of debt investments which contain a PIK provision. Portfolio also includes one preferred equity position which contains a PIK dividend provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $38,789,220; aggregate gross unrealized depreciation for federal income tax purposes is $49,695,794. Net unrealized depreciation is $10,906,574 based upon a tax cost basis of $970,664,469.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	Investment is on non-accrual status.

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 06, 2019)	$6,616,667	$6,585,774	$6,612,565
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	13,900,000	13,900,000	13,900,000
ARSLOANE Intermediate, LLC (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due October 01, 2019)	15,960,000	15,861,012	16,119,600
Ascensus, Inc.	financial intermediaries	senior secured notes(4)(5)(10) (5.00%, due December 02, 2019)	4,500,000	4,477,733	4,516,875
		second lien senior secured notes(4)(5)(9) (9.00%, due December 02, 2020)	2,000,000	1,970,304	2,030,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	6,951,181	6,841,638	7,075,746
		second lien senior secured notes(4)(5)(6)(9)(10) (11.00%, due November 22, 2018)	17,514,795	17,293,739	17,076,925
Blue Coat System, Inc.	software	second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,857,231	15,225,000
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(6)(10) (4.25%, due May 09, 2020)	6,965,000	6,932,582	6,947,588
CRCI Holdings, Inc.	utilities	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due July 10, 2019)	7,730,625	7,691,875	7,537,359
Deltek Systems Inc	enterprise software	first lien senior secured notes(4)(5)(6)(10) (5.00%, due October 10, 2018)	4,603,500	4,579,450	4,615,009
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,887,700	10,150,000
DG Fastchannel Inc	advertising	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due July 26, 2018)	5,099,200	5,045,528	5,118,322
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due May 17, 2018)	6,603,572	6,537,954	6,603,572
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 04, 2018)	3,592,000	3,599,307	3,574,040
		second lien senior secured notes(4)(5)(9)(10) (10.75%, due April 12, 2019)	15,000,000	14,741,562	14,812,500
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.16%, due March 24, 2017)	16,050,721	15,999,634	16,062,759
		tranche B term loan(4)(5)(9)(10) (4.16%, due September 24, 2018)	880,952	880,952	881,445
GlobalLogic Holdings Inc.	business services	second lien senior secured notes(4)(5)(9)(10) (6.25%, due June 02, 2019)	14,500,000	14,399,746	14,463,750
Global Tel Link Corp	telecommunication services	second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,849,004	12,317,500
Grede Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (4.50%, due April 03, 2017)	7,888,043	7,815,360	7,897,903
GXS Worldwide, Inc.	business services	senior secured notes(5)(9) (9.75%, due June 15, 2015)	8,000,000	7,956,899	8,230,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,482,500	3,482,272	3,506,460
Healogics, Inc. (F/K/A “National Healing Corp.”)	healthcare	senior secured notes(4)(5)(6)(10) (5.25%, due February 05, 2019)	3,308,333	3,293,814	3,325,900
		second lien senior secured notes(4)(5)(10) (9.25%, due February 05, 2020)	4,000,000	3,963,713	4,070,000
Help/Systems Holdings, Inc.	Software	senior secured notes(4)(5)(6)(9)(10)(14) (5.50%, due June 28, 2019)	14,962,500	14,820,777	14,812,875
		second lien senior secured notes(4)(5)(14) (9.50%, due June 28, 2020)	15,000,000	14,784,423	15,000,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 05, 2018)	$4,022,989	$3,992,685	$4,056,943
Hoffmaster Group, Inc.	retail	first lien senior secured notes(4)(5)(6)(9)(10) (6.50%, due January 03, 2018)	6,684,258	6,662,625	6,667,547
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(6)(10)(11)(12) (7.25%, due May 01, 2019)	7,600,000	7,461,635	7,493,600
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.00%, due August 19, 2018)	4,399,480	4,272,831	4,418,178
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)	7,423,900	7,377,750	7,513,581
		second lien senior secured notes(4)(5) (9.75%, due February 22, 2020)	7,000,000	7,000,000	7,187,250
Jackson Hewitt Tax Service, Inc.	consumer services	first lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 17, 2017)	24,218,750	23,417,067	23,976,563
JHCI Holdings, Inc.	logistics	first lien senior secured notes(4)(5)(6)(10) (7.00%, due July 11, 2019)	8,791,364	8,759,354	8,778,177
Mercury Payment Systems, LLC	financial intermediaries	senior secured notes(4)(6)(9)(10) (5.50%, due July 01, 2017)	4,887,605	4,887,605	4,909,013
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10)(14) (7.25%, due March 08, 2018)	16,321,045	16,299,279	16,640,611
Mirion Technologies, Inc	utilities	senior secured notes(4)(5)(6)(9) (5.75%, due March 30, 2018)	2,439,635	2,402,608	2,436,585
Mmodal, Inc	healthcare	first lien senior secured notes(4)(5)(6)(9)(10) (7.75%, due August 17, 2019)	9,541,573	9,441,549	8,253,461
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due April 24, 2018)	9,805,000	9,793,660	9,854,025
National Vision, Inc	retail	senior secured term B notes(4)(5)(6)(9)(10) (7.00%, due August 02, 2018)	5,191,111	5,144,171	5,204,089
New Breed Logistics	logistics	senior secured term B notes(4)(5)(6)(9)(10) (6.00%, due October 01, 2019)	11,678,003	11,674,611	11,692,601
Nextag, Inc.	retail	senior secured notes(4)(5)(6)(7)(9)(10)(15) (9.25%, due January 27, 2016)	10,012,180	9,417,380	5,506,699
Otter Products, LLC	chemicals and plastics	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due April 30, 2020)	14,664,000	14,662,652	14,590,680
Packaging Coordinators, Inc.	packaging and containers	first lien senior secured notes(4)(5)(6)(10) (5.50%, due May 10, 2020)	4,987,500	4,964,326	4,987,500
Philips Plastics Corporation	healthcare	senior secured notes(4)(5)(6)(9) (4.75%, due February 12, 2017)	2,932,875	2,916,909	2,925,543
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 31, 2017)	9,875,000	9,850,057	9,883,196
RBS Holding Company	printing and publishing	second lien senior secured notes(3)(4)(5)(6)(9) (Cash 8.25%/1.25% PIK, due March 23, 2017)	22,686,300	11,090,554	16,697,117
Renfro Corporation	clothing	senior secured notes(4)(5)(6)(9)(10) (5.75%, due January 30, 2019)	4,631,667	4,658,084	4,625,877
Roundys Supermarkets, Inc.	grocery	term B senior secured notes(4)(5)(6)(10)(11) (5.75%, due February 13, 2019)	6,926,246	6,676,199	6,918,696
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	first lien senior secured notes(4)(5)(6)(9) (7.00%, due December 07, 2018)	3,845,673	3,811,027	3,893,744
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (4.75%, due April 30, 2020)	3,990,000	3,953,241	3,946,349
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	6,400,000	6,369,803	6,340,032
Sedgwick Claims Management Services, Inc.	insurance	first lien senior secured notes(4)(6)(10) (4.25%, due June 12, 2018)	1,990,000	1,990,000	1,999,910
		second lien senior secured notes(4)(5)(10) (8.00%, due December 12, 2018)	1,500,000	1,493,075	1,524,375
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10) (5.00%, due February 08, 2019)	8,236,800	8,290,039	8,267,688

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
		second lien senior secured notes(4)(5)(10) (10.00%, due July 12, 2019)	2,000,000	1,972,970	2,040,000
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10) (5.00%, due May 26, 2017)	2,547,640	2,560,457	2,563,563
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,776,000	4,775,407	4,801,886
		second lien senior secured notes(4)(10) (8.75%, due April 30, 2019)	2,000,000	1,999,627	2,022,500
Sportsman’s Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due July 11, 2019)	14,962,500	14,819,558	15,037,313
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.76%, due February 01, 2018)	2,557,588	2,517,998	2,554,391
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,304,704	9,221,643	9,287,304
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,282,000	9,010,471	9,282,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.28%, due November 16, 2018)	4,679,730	4,639,832	4,609,534
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,050,805	11,053,125
Technimark LLC	chemicals and plastics	senior secured notes(4)(5)(6)(9)(10) (5.50%, due April 17, 2019)	14,109,186	14,063,239	14,038,640
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	10,000,000	9,923,000	10,000,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(9)(10) (7.25%, due October 02, 2018)	10,000,000	9,903,295	9,975,000
Travelclick Inc	travel	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 16, 2016)	10,502,287	10,462,173	10,554,798
Travel Leaders Group, LLC	travel	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due December 05, 2018)	16,000,000	15,683,843	15,720,000
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (Cash 11.00%/PIK 4.00% due April 15, 2018)	11,601,578	11,386,946	11,485,562
Vision Solutions	software	first lien senior secured notes(4)(5)(9)(10) (6.00%, due July 23, 2016)	6,000,000	5,940,000	6,012,000
		second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,936,507	10,050,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due October 25, 2019)	4,950,000	4,885,123	4,971,681
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,821,617	10,075,000
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.50%, due June 29, 2017)	14,902,773	14,843,578	14,902,773
Total Senior Secured Notes				$639,198,848	$644,710,393	122.5%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (0.00% Cash/10.00% PIK, due March 8, 2023)	5,863,406	3,068,694	5,793,045
Total Senior Unsecured Notes				$3,068,694	$5,793,045	1.1%
Collateralized Loan Obligation – Debt Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO secured class E notes(4)(5)(11)(12) (4.99%, due June 15, 2022)	1,957,994	1,771,170	1,817,997
AMMC CLO XII, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.29%, due May 10, 2025)	4,500,000	3,900,232	3,881,250
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.65%, due April 18, 2025)	6,000,000	5,134,093	5,344,800
Catamaran CLO 2012-1 Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (6.50%, due December 20, 2023)	6,000,000	5,075,724	5,585,400

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Debt Investments – (continued)
Emporia Preferred Funding III, Ltd.	structured finance	CLO secured Class E notes(4)(5)(11)(12) (3.94%, due April 23, 2021)	10,991,000	8,084,311	9,562,170
Telos CLO 2013-3, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.74%, due January 17, 2024)	3,000,000	2,725,546	2,662,200
Total Collateralized Loan Obligation – Debt Investments				$26,691,076	$28,853,817	5.5%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	8,174,000
ACAS CLO 2012-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,200,000
AMMC CLO XII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	10,466,357
Apidos CLO XIV	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,863,250
Ares XXV CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,620,875	12,400,000
Ares XXVI CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	15,234,375	16,312,500
Benefit Street Partners CLO II, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,870,000	15,860,000
Canaras Summit CLO Ltd.	structured finance	CLO income notes(11)(12)	—	4,355,000	3,780,000
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	9,250,000
Catamaran CLO 2012-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	17,380,000
Cedar Funding II CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	23,981,250	23,862,500
Columbus Park CDO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	8,150,000	7,800,000
Galaxy XV CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,012,500	7,095,000
Gale Force 4 CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,010,000
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,425,000
HarbourView CLO 2006-1	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	3,757,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,272,000	13,272,000
Jersey Street CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,535,613	6,598,800
Lightpoint CLO VIII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,612,500	3,300,000
Marea CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	10,934,215	10,506,620
North End CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	4,615,234	4,887,500
Octagon Investment Partners XI, Ltd.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,403,225
CS Advisors CLO I Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	4,812,135	2,828,000
Shackleton 2013-III CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,798,425	10,716,619
Sheridan Square CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,136,511	4,094,302
Stone Tower CLO VII Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,739,000	8,775,000
Telos CLO 2013-3, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,558,333	12,286,666
Other CLO equity related investments	structured finance	CLO other(13)	—	—	3,862,285
Total Collateralized Loan Obligation – Equity Investments				$240,209,718	$237,166,624	45.1%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.
CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/SHARES	COST(8)	FAIR VALUE(2)	% of Net Assets
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock(7)	100	$3,000,000	$2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	4,412,302
Merrill Communications, LLC	printing and publishing	common equity(7)	728,442	3,425,244	7,197,009
Stratus Technologies, Inc.	computer hardware	common equity(7)	223,210	379,810	4,464
Total Common Stock Investments				$8,517,451	$13,763,775	2.6%
Preferred Equity
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	50,796	217,284	381,986
Total Preferred Equity Investments				$217,284	$381,986	0.1%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	540,371	725,000	500,000
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)	309,080	—	427,105
Total Warrants				$725,000	$927,105	0.2%
Total Investments				$918,628,071	$931,596,744	177.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $40.2 million of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $37,039,932; aggregate gross unrealized depreciation for federal income tax purposes is $44,355,411. Net unrealized depreciation is $7,315,479 based upon a tax cost basis of $938,912,223.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	Investment is on non-accrual status.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$12,658,228	$11,903,677
Distributions from securitization vehicles and equity investments	15,051,235	8,753,204
Commitment, amendment fee income and other income	605,619	714,516
Total investment income from non-affiliated/non-control investments	28,315,082	21,371,397
From control investments:
Interest income – debt investments	341,766	360,062
Distributions from equity investments	—	—
Total investment income from control investments	341,766	360,062
Total investment income	28,656,848	21,731,459
EXPENSES
Compensation expense	415,203	311,065
Investment advisory fees	4,956,646	4,097,471
Professional fees	730,438	637,188
Interest expense and other debt financing expenses	4,907,648	4,278,827
General and administrative	392,678	288,041
Total expenses before incentive fees	11,402,613	9,612,592
Net investment income incentive fees	1,674,779	1,252,310
Capital gains incentive fees	(2,178,731)	215,354
Total incentive fees	(503,952)	1,467,664
Total expenses	10,898,661	11,080,256
Net investment income	17,758,187	10,651,203
Net change in unrealized appreciation on investments
Non-Affiliate/non-control investments	(2,851,095)	3,614,668
Control investments	(740,000)	—
Total net change in unrealized appreciation on investments	(3,591,095)	3,614,668
Net realized (losses) gains on investments
Non-Affiliate/non-control investments	(906,962)	6,576,175
Control investments	—	—
Total realized (losses) gains on investments	(906,962)	6,576,175
Net increase in net assets resulting from operations	$13,260,130	$20,842,046
Net increase in net assets resulting from net investment income per common share:
Basic	$0.33	$0.23
Diluted	$0.30	$0.22
Net increase in net assets resulting from operations per common share:
Basic	$0.24	$0.46
Diluted	$0.23	$0.41
Weighted average shares of common stock outstanding:
Basic	54,376,444	45,565,784
Diluted	64,409,596	55,598,936
Dividends Declared Per Share	$0.29	$0.29

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Increase in net assets from operations:
Net investment income	$17,758,187	$55,792,632
Net realized (losses) gains on investments	(906,962)	6,395,596
Net change in unrealized appreciation on investments	(3,591,095)	(3,243,494)
Net increase in net assets resulting from operations	13,260,130	58,944,734
Distributions to shareholders	(17,443,716)	(61,353,645)
Capital share transactions:
Issuance of common stock (net of offering costs of $1,978,646 and $4,603,745, respectively)	66,466,354	115,879,644
Reinvestment of dividends	584,203	3,169,164
Net increase in net assets from capital share transactions	67,050,557	119,048,808
Total increase in net assets	62,866,971	116,639,897
Net assets at beginning of period	526,242,426	409,602,529
Net assets at end of period (including over distributed net investment income of $2,843,315 and $3,157,786, respectively)	$589,109,397	$526,242,426
Capital share activity:
Shares sold	6,750,000	11,692,173
Shares issued from reinvestment of dividends	62,878	337,286
Net increase in capital share activity	6,812,878	12,029,459

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,260,130	$20,842,046
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(711,899)	(1,231,087)
Accretion of discount on notes payable and deferred debt issuance costs	459,570	433,953
Increase in investments due to PIK	(334,662)	(220,543)
Purchases of investments	(54,514,123)	(196,843,592)
Repayments of principal and reductions to investment cost value	34,311,755	29,821,506
Proceeds from the sale of investments	21,106,180	17,626,524
Net realized losses (gains) on investments	906,962	(6,576,175)
Net change in unrealized appreciation on investments	3,591,095	(3,614,668)
Decrease (increase) in interest and distributions receivable	639,902	(1,125,322)
Increase in other assets	(27,802)	(229,604)
Increase in accrued interest payable	2,090,714	1,165,195
(Decrease) increase in investment advisory fee payable	(513,054)	418,873
Decrease in accrued capital gains incentive fee	(2,178,732)	(1,337,221)
Increase in accrued expenses	473,325	514,912
Net cash provided by operating activities	18,559,361	(140,355,203)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(8,524,359)	(5,934,115)
Net cash used by investing activities	(8,524,359)	(5,934,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable – TICC CLO 2012-1 LLC (net of discount of $0 and $363,875, respectively)	—	59,636,125
Deferred debt issuance costs	—	(549,347)
Proceeds from the issuance of common stock	68,445,000	114,442,164
Offering expenses from the issuance of common stock	(1,978,646)	(4,019,619)
Distributions paid (net of stock issued under dividend reinvestment plan of $584,203 and $781,284, respectively)	(16,859,513)	(14,431,859)
Net cash provided by financing activities	49,606,841	155,077,464
Net increase in cash and cash equivalents	59,641,843	8,788,146
Cash and cash equivalents, beginning of period	14,933,074	51,392,949
Cash and cash equivalents, end of period	$74,574,917	$60,181,095
SIGNIFICANT NON-CASH TRANSACTIONS
Value of shares issued in connection with dividend reinvestment plan	$584,203	$781,284
Securities sold not settled	$—	$19,023,321
Securities purchased not settled	$39,511,310	$19,692,003
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$2,357,363	$2,679,678

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. ORGANIZATION

The Company was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. TICC has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, TICC has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities.

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 2. ORGANIZATION – (continued)

The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of March 31, 2014. For further information on this securitization, see Note 4.

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

On September 26, 2012, the Company closed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105 million aggregate principal amount of the Convertible Notes was issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 87.2448 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock, representing an approximately 10.0% conversion premium over the last reported sale price of the Company’s common stock on September 20, 2012, which was $10.42 per share. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are general unsecured obligations of the Company, rank equally in right of payment with the Company’s future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

ASC 820-10, Fair Value Measurements and Disclosure, clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

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

During the past several years, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles, as well as any available information on other relevant transactions including firm bids and offers in the market. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

The Company’s assets measured at fair value on a recurring basis at March 31, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$20.9	$626.5	$647.4
Senior Unsecured Notes	0.0	0.0	6.0	6.0
CLO Debt	0.0	0.0	23.3	23.3
CLO Equity	0.0	0.0	269.7	269.7
Common Stock	0.0	0.0	12.8	12.8
Preferred Shares	0.0	0.0	0.0	0.0
Warrants to purchase equity	0.0	0.0	0.6	0.6
Total	$0.0	$20.9	$938.9	$959.8

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

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2014. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$618.6	market quotes	NBIB(1)	35.4% - 112.0%/98.3%
bilateral	13.9	valuation analysis(2)/	EBITDA(3)	$2.8/ncm(6)
		enterprise value	market multiples(3)	5.0x - 6.0x/ncm(6)
			ICG(4)	3/3.0
CLO debt	23.3	market quotes	NBIB(1)	86.5% - 94.0%/88.2%
CLO equity	269.7	market quotes/	NBIB(1)	25.0% - 120.0%/83.0%
		net present value(7)
Other investments	13.4	valuation analysis(2)/	EBITDA(3)	$2.8 - $183.9/ncm(6)
		enterprise value	market multiples(3)	4.7x - 8.1x/ncm(6)
			discount rates(5)	20.0% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$938.9

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(7)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated yields for the equity tranche of the respective CLO vehicle.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2013:

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$619.7	market quotes	NBIB(1)	55.0% - 102.9%/98.0%
bilateral	13.9	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) ICG(4)	$3.0/ncm(6) 5.50 - 6.50x/ncm(6) 3
CLO debt	28.9	market quotes	NBIB(1)	86.3% - 93.1%/88.9%
CLO equity	237.2	market quotes/net present value(7)	NBIB(1)	28.0% - 122.0%/83.3%
Other investments	15.0	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) discount rates(5)	$2.9 - $184.7/ncm(6) 3.9 - 8.6x/ncm(6) 20% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$914.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(7)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated yields for the equity tranche of the respective CLO vehicle.
(8)	Weighted averages are calculated based on fair value of investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2014 and the level of each financial liability within the fair value hierarchy.

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$100,080	$100,997	$—	$—	$100,997
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	174,121	174,680	—	—	174,680
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	19,484	20,026	—	—	20,026
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	22,127	23,030	—	—	23,030
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	20,012	21,027	—	—	21,027
2017 Convertible Notes	115,000	125,638			125,638
Total	$450,824	$465,398	$—	$—	$465,398

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

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based upon quotations received from dealers who make markets in these securities. Such quotations are based upon actual trades or actual bids and offers, to the extent that they are available, or by reference to comparable securities in the marketplace. As of March 31, 2014 and December 31, 2013, the debt would be deemed to be level 3 of the fair value hierarchy due to the general illiquidity of the market for these instruments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

A reconciliation of the fair value of investments for the three months ended March 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(1.5)	0.0	0.6	0.0	0.0	0.0	0.0	(0.9)
Unrealized (depreciation) appreciation included in earnings(1)	0.4	0.1	(0.6)	(1.8)	(1.0)	(0.4)	(0.3)	(3.6)
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	48.6	0.0	0.0	34.5	0.0	0.0	0.0	83.1
Repayments and Sales	(49.6)	0.0	(5.7)	(0.1)	0.0	0.0	0.0	(55.4)
Payment in Kind income	0.2	0.1	0.0	0.0	0.0	0.0	0.0	0.3
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.1)	$0.1	$0.0	$(1.8)	$(1.0)	$(0.4)	$(0.3)	$(3.5)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2013, were as follows:

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3. INVESTMENT VALUATION – (continued)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$647.4	67.5%	$644.7	69.2%
Senior Unsecured Notes	6.0	0.6%	5.8	0.6%
CLO Debt	23.3	2.4%	28.9	3.1%
CLO Equity	269.7	28.1%	237.1	25.5%
Common Stock	12.8	1.3%	13.8	1.5%
Preferred Shares	0.0	0.0%	0.4	0.0%
Warrants	0.6	0.1%	0.9	0.1%
Total	$959.8	100.0%	$931.6	100.0%

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2014, the Company’s asset coverage for borrowed amounts was 227.9%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of March 31, 2014 and December 31, 2013. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	March 31, 2014				December 31, 2013
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$100,080	(1)	$100,997	$101,250	$100,041	(1)	$100,617
TICC CLO 2012-1 LLC Class A-1 2023 Notes	176,000	174,121	(1)	174,680	176,000	174,072	(1)	173,061
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,484	(1)	20,026	20,000	19,471	(1)	19,950
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,127	(1)	23,030	23,000	22,105	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,012	(1)	21,027	21,000	19,987	(1)	21,000
Sub-total TICC CLO 2012-1, LLC	240,000	235,744		238,763	240,000	235,635		237,069
2017 Convertible Notes	115,000	115,000		125,638	115,000	115,000		124,631
	$456,250	$450,824		$465,398	$456,250	$450,676		$462,317

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of March 31, 2014, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,170, $1,879, $516, $873 and $988, respectively. As of December 31, 2013, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4. BORROWINGS – (continued)

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2014 were 3.90% and 7.48 years, respectively, and as of December 31, 2013 were 3.90% and 7.73 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the March 31, 2014 consolidated statements of assets and liabilities. For the three months ended March 31, 2014, the Class A note holders were paid interest on the Class A notes of approximately $0.7 million. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

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

As of March 31, 2014, there were 46 investments in portfolio companies with a total fair value of approximately $229.7 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of March 31, 2014, the Company had a deferred debt issuance balance of approximately $2.2 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. As indicated below, amortization expense for each of the three months ended March 31, 2014 and 2013 was approximately $75,000.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4. BORROWINGS – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three months ended March 31, 2014 and 2013, respectively:

TICC CLO LLC	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Stated interest expense	$629,909	$646,684
Amortization of deferred issuance costs	74,593	74,593
Note discount expense	39,145	39,083
Total interest expense	$743,647	$760,360
Effective annualized average interest rate	2.98%	3.05%
Cash paid for interest	$657,858	$663,758

Effective January 1, 2014 and through January 26, 2014, the interest rate of approximately 2.488% charged under the securitization was based on three-month LIBOR of 0.238%. Effective January 27, 2014 and through March 31, 2014, the interest rate of approximately 2.489% charged under the securitization was based on three-month LIBOR of 0.239%.

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company owns all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of March 31, 2014.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4. BORROWINGS – (continued)

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

As of March 31, 2014, there were 48 investments in portfolio companies with a total fair value of approximately $307.8 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of March 31, 2014, TICC had deferred debt issuance balance of approximately $3.2 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three month period ended March 31, 2014 and 2013, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Stated interest expense	$1,661,918	$1,089,856
Amortization of deferred issuance costs	84,778	64,276
Note discount expense	108,418	105,149
Total interest expense	$1,855,114	$1,259,281
Effective annualized average interest rate	3.13%	3.62%
Cash paid for interest	$1,699,506	$2,015,920

Effective January 1, 2014 and through February 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was 0.238%. Effective February 25, 2014 and through March 31, 2014, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.235%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4. BORROWINGS – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2014 are as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2014
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98485%	175	$893,978	$874,073	$48,814
Class B-1 Notes	3.73485%	350	191,033	186,827	13,209
Class C-1 Notes	4.98485%	475	293,160	286,725	21,926
Class D-1 Notes	5.98485%	575	321,335	314,293	24,469
Total			$1,699,506	$1,661,918	$108,418

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2013 are as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2013
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.03810%	175	$—	$593,385	$44,792
Class B-1 Notes	3.78810%	350	—	119,687	12,598
Class C-1 Notes	5.03810%	475	—	180,566	22,497
Class D-1 Notes	6.03810%	575	—	196,218	25,262
Total			$—	$1,089,856	$105,149

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of March 31, 2014 are as follows:

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2014, the Company had deferred debt issuance costs of approximately $2.2 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the three months ended March 31, 2014 and 2013, respectively:

2017 Convertible Notes	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Stated interest expense	$2,156,250	$2,108,333
Amortization of deferred issuance costs	152,636	150,852
Total interest expense	$2,308,886	$2,259,185
Effective annualized average interest rate	8.14%	7.97%
Cash paid for interest	$—	$—

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4. BORROWINGS – (continued)

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

As of March 31, 2014, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$17,758,187	$10,651,203
Weighted average common shares outstanding – basic	54,376,444	45,565,784
Earnings per common share – basic	$0.33	$0.23
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$17,758,187	$10,651,203
Adjustments for interest on convertible senior notes, base management fees and incentive fees	1,856,182	1,818,869
Net increase in net assets resulting from investment income, as adjusted	$19,614,369	$12,470,072
Weighted average common shares outstanding – basic	54,376,444	45,565,784
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	64,409,596	55,598,936
Earnings per common share – diluted	$0.30	$0.22

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 5. EARNINGS PER SHARE – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Earnings per common share – basic:
Net increase in net assets resulting from operations	$13,260,130	$20,842,046
Weighted average common shares outstanding – basic	54,376,444	45,565,784
Earnings per common share – basic	$0.24	$0.46
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$13,260,130	$20,842,046
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	1,856,182	1,818,869
Net increase in net assets resulting from operations, as adjusted	$15,116,312	$22,660,915
Weighted average common shares outstanding – basic	54,376,444	45,565,784
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	64,409,596	55,598,936
Earnings per common share – diluted	$0.23	$0.41

NOTE 6. RELATED PARTY TRANSACTIONS

The Company has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. The Base Fee is calculated at an annual rate of 2.00%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets have decreased during the quarter.

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any capital gain, capital loss or

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6. RELATED PARTY TRANSACTIONS – (continued)

unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.7 million and $1.3 million for the quarters ended March 31, 2014 and 2013, respectively. The net investment income incentive fee payable to TICC Management as of March 31, 2014 and 2013, was approximately $1.7 million and $1.3 million, respectively.

The capital gains incentive fee expense recorded under the hypothetical liquidation calculation for the quarter ended March 31, 2014 resulted in an accrual reversal of approximately $2.2 million compared with an expense of approximately $0.2 million for the quarter ended March 31, 2013. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable as of March 31, 2014 and December 31, 2013 was approximately $1.7 million and $3.9 million, respectively.

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

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. Jonathan H. Cohen, the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6. RELATED PARTY TRANSACTIONS – (continued)

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

For the quarters ended March 31, 2014 and 2013, respectively, TICC incurred base investment advisory fees of approximately $5.0 million and $4.1 million in accordance with the terms of the Investment Advisory Agreement. The base investment advisory fee payable as of March 31, 2014 and December 31, 2013 was approximately $5.0 million and $5.0 million, respectively. For the quarters ended March 31, 2014 and 2013, respectively, TICC incurred approximately $415,000 and $311,000 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. As of March 31, 2014 and December 31, 2013 approximately $166,000 and $24,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $18,000 and $22,000 for reimbursement of facility costs allocated under the Administration Agreement for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013 approximately $6,100 and $0 remained payable at the end of each respective period.

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

NOTE 7. DIVIDENDS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s taxable earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

The Company intends to comply with the applicable provisions of the Code pertaining to regulated investment companies to make distributions of taxable income sufficient to relieve it of substantially all

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 7. DIVIDENDS – (continued)

Federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.

On March 31, 2014, the Company paid a dividend of $0.29 per share. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2014 was $9.78, and at December 31, 2013 was $9.85. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended March 31, 2014 and 2013, the Company recorded approximately $0.3 million and $0.2 million in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $0.7 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount.

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

For the three months ended March 31, 2014, the Company recorded other income of approximately $0.6 million which includes income of approximately $0.2 million representing origination fees associated with two of the Company’s CLO equity investments. For the three months ended March 31, 2013, the Company recorded other income of approximately $0.7 million.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2014 and 2013, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS – (continued)

the period that they are finally determined and payable. The Company earned approximately $15.1 million in such distributions during the quarter ended March 31, 2014, compared to approximately $8.8 million during the quarter ended March 31, 2013.

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2014 and 2013, respectively, are as follows:

	Three Months Ended March 31, 2014 (unaudited)	Three Months Ended March 31, 2013 (unaudited)
Per Share Data
Net asset value at beginning of period	$9.85	$9.90
Net investment income(1)	0.33	0.23
Net realized and unrealized capital gains(2)	(0.09)	0.23
Total from net investment operations	0.24	0.46
Distributions per share from net investment income	(0.29)	(0.29)
Distributions based on weighted average share impact	(0.02)	(0.05)
Total distributions(3)	(0.31)	(0.34)
Effect of shares issued, net of offering expenses	—	—
Net asset value at end of period	$9.78	$10.02
Per share market value at beginning of period	$10.34	$10.12
Per share market value at end of period	$9.78	$9.95
Total return(4)	(2.61)%	1.19%
Shares outstanding at end of period	60,213,623	52,541,808

	Three Months Ended March 31, 2014 (unaudited)	Three Months Ended March 31, 2013 (unaudited)
Ratios/Supplemental Data
Net assets at end of period (000’s)	$589,109	$526,465
Average net assets (000’s)	$532,398	$453,330
Ratio of expenses to average net assets:
Expenses before incentive fees(5)	8.57%	8.48%
Net investment income incentive fees(5)	1.26%	1.11%
Capital gains incentive fees(5)	(1.64)%	0.19%
Total ratio of expenses to average net assets(5)	8.19%	9.78%
Ratio of expenses, excluding interest expense, to average net assets(5)	4.50%	6.00%
Ratio of net investment income to average net assets(5)	13.34%	9.40%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 12. FINANCIAL HIGHLIGHTS – (continued)

earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.

NOTE 13. CASH AND CASH EQUIVALENTS

At March 31, 2014 and December 31, 2013, respectively, cash and cash equivalents consisted of:

	March 31, 2014	December 31, 2013
Cash Equivalents	$—	$—
Cash	74,574,917	14,933,074
Restricted Cash	40,952,607	32,428,248
Total Cash and Cash Equivalents	$115,527,524	$47,361,322

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

As of March 31, 2014, the Company had a delayed draw commitment of approximately $2.25 million for its debt investment in CRCI Holdings, for which TICC receives a ticking fee of 1.25% per annum on the delayed draw until it’s funded.

As of March 31, 2014, the Company had commitments of up to approximately $36.0 million to purchase additional debt investments. Subsequent to March 31, 2014, the Company was allocated approximately $23.0 million on those commitments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. The Company has adopted this standard for its fiscal year end December 31, 2014 and determined that it is an investment company and follows the accounting and reporting guidance under the Topic 946. The adoption of the standard did not have a material the impact on the Company’s consolidated results of operations and financial condition.

NOTE 16. SUBSEQUENT EVENTS

On May 1, 2014, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 30, 2014 to shareholders of record as of June 16, 2014.

SCHEDULE 12-14

TICC CAPITAL CORP.

INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Income or Dividends Credited to Income(B)	Value as of December 31, 2013	Gross Additions(C)	Gross Reductions(D)	Change in Unrealized (Loss)	Value as of March 31, 2014
CONTROL INVESTMENT:
Algorithmic Implementations, Inc.	Senior Term Debt	$341.8	$13,900.0	$—	$—	$—	$13,900.0
(d/b/a “Ai Squared”)	Common Stock(A)	—	2,150.0	—	—	(740.0)	1,410.0
		341.8	16,050.0	$—	$—	(740.0)	15,310.0
TOTAL CONTROL INVESTMENTS		$341.8	$16,050.0	$—	$—	$(740.0)	$15,310.0

(A)	Common stock is generally non-income producing.
(B)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(C)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(D)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31,

2013, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of March 31, 2014, our debt investments had stated interest rates of between 3.94% and 15.00% and maturity dates of between 12 and 133 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.4%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended March 31, 2014, we recognized approximately $0.3 million from PIK interest income associated with our investments in Unitek Global Solutions, Inc., Merrill Communications, LLC and RBS Holding Company compared to PIK interest of approximately $0.2 million for the quarter ended March 31, 2013. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the quarter ended March 31, 2014, we closed approximately $87.0 million in portfolio investments, including additional investments of approximately $20.8 million in existing portfolio companies and approximately $66.2 million in new portfolio companies. During the quarter ended March 31, 2014, we recognized a total of $34.3 million from repayments on debt investments, and we recognized approximately $21.1 million from the sale of portfolio investments. We realized net losses on investments during the quarter ended March 31, 2014 in the amount of approximately $0.9 million. For the quarter ended March 31, 2014, we had net unrealized depreciation of approximately $3.6 million.

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

ASC 820-10, “Fair Value Measurements and Disclosure,” which establishes a three-level valuation hierarchy for disclosure of fair value measurements, clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs.

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

In accordance with ASC 820-10-35, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace for which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown these attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at March 31, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$20.9	$626.5	$647.4
Senior Unsecured Notes	0.0	0.0	6.0	6.0
CLO Debt	0.0	0.0	23.3	23.3
CLO Equity	0.0	0.0	269.7	269.7
Common Stock	0.0	0.0	12.8	12.8
Preferred Shares	0.0	0.0	0.0	0.0
Warrants to purchase equity	0.0	0.0	0.6	0.6
Total	$0.0	$20.9	$938.9	$959.8

A reconciliation of the fair value of investments for the three months ended March 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(1.5)	0.0	0.6	0.0	0.0	0.0	0.0	(0.9)
Unrealized (depreciation) appreciation included in earnings(1)	0.4	0.1	(0.6)	(1.8)	(1.0)	(0.4)	(0.3)	(3.6)
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	48.6	0.0	0.0	34.5	0.0	0.0	0.0	83.1
Repayments and Sales	(49.6)	0.0	(5.7)	(0.1)	0.0	0.0	0.0	(55.4)
Payment in Kind income	0.2	0.1	0.0	0.0	0.0	0.0	0.0	0.3
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.1)	$0.1	$0.0	$(1.8)	$(1.0)	$(0.4)	$(0.3)	$(3.5)

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

A reconciliation of the fair value of investments for the three months ended March 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized Gains included in earnings	0.8	0.6	5.2	0.0	0.0	0.0	0.0	0.0	6.6
Unrealized (depreciation) appreciation included in earnings	5.5	2.7	(3.0)	(4.8)	0.0	3.7	(0.7)	0.0	3.4
Accretion of discount	0.8	0.0	0.4	0.0	0.0	0.0	0.0	0.0	1.2
Purchases	105.1	3.1	5.1	87.8	0.0	3.4	0.0	0.0	204.5
Repayments and Sales(1)	(40.1)	(1.1)	(18.5)	0.0	(0.1)	0.0	0.0	0.0	(59.8)
Payment in Kind income	0.1	0.0	0.0	0.0	0.0	0.0	0.1	0.0	0.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2013	$557.3	$5.3	$44.8	$192.3	$0.0	$11.5	$2.1	$0.5	$813.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$5.3	$2.7	$1.2	$(4.8)	$0.0	$3.7	$(0.7)	$0.0	$7.4

(1)	Includes rounding adjustments to reconcile period balances.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $959.8 million and $931.6 million as of March 31, 2014 and December 31, 2013, respectively. The increase in investments during the three month period was due primarily to purchases of investments of approximately $87.0 million, partially offset by debt repayments and sales of securities totaling approximately $55.4 million. Funding for these new investments was provided by an equity capital raise totaling $66.5 million and the deployment of capital available as of December 31, 2013.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2014, we recognized proceeds of approximately $21.1 million largely from the aggregate proceeds from the sale of our CLO debt investment in Catamaran CLO 2012-1 LTD ($5.7 million) and aggregate proceeds from the sale of several debt investments ($15.4 million), whereas for the year ended December 31, 2013, we recognized proceeds of approximately $118.5 million from the sales of securities. Also, during the quarter ended March 31, 2014, we had repayments and amortization payments of approximately $34.3 million, whereas, for the year ended December 31, 2013, we had repayments and amortization payments of approximately $203.9 million.

As of March 31, 2014, we had investments in debt securities of, or loans to, 66 portfolio companies, with a fair value of approximately $676.7 million, and equity investments in 37 portfolio companies, with a fair value of approximately $283.1 million. These debt investments included approximately $0.4 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2013, we had investments in debt securities of, or loans to, 68 portfolio companies, with a fair value of approximately $679.4 million, and equity investments in 33 portfolio companies, with a fair value of approximately $252.2 million. These debt investments included approximately $2.1 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the three months ended March 31, 2014 and the year ended December 31, 2013 follows:

	March 31, 2014	December 31, 2013
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$931.6	$667.5
Portfolio Investments Acquired	87.0	577.5
Debt repayments	(34.3)	(203.9)
Sales of securities	(21.1)	(118.5)
Payment in Kind(1)	0.4	2.1
Original Issue Discount	0.7	3.7
Net Unrealized Depreciation	(3.6)	(3.2)
Net Realized (Losses) Gains	(0.9)	6.4
	$959.8	$931.6

(1)	Includes rounding adjustments to reconcile period balances.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2014	$87.0	$34.3	$21.1
Total	$87.0	$34.3	$21.1
December 31, 2013	$85.2	$66.0	$26.2
September 30, 2013	85.0	22.3	39.6
June 30, 2013	190.8	85.8	17.7
March 31, 2013	216.5	29.8	35.0
Total	$577.5	$203.9	$118.5

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$647.4	67.5%	$644.7	69.2%
Senior Unsecured Notes	6.0	0.6%	5.8	0.6%
CLO Debt	23.3	2.4%	28.9	3.1%
CLO Equity	269.7	28.1%	237.1	25.5%
Common Stock	12.8	1.3%	13.8	1.5%
Preferred Shares	0.0	0.0%	0.4	0.0%
Warrants	0.6	0.1%	0.9	0.1%
Total	$959.8	100.0%	$931.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$293.0	30.5%	$266.0	28.6%
Software	91.2	9.5%	77.2	8.3%
Printing and publishing	76.7	8.0%	69.9	7.5%
Financial intermediaries	71.6	7.5%	71.7	7.7%
Business services	64.2	6.7%	69.5	7.4%
Telecommunication services	56.2	5.9%	51.7	5.5%
Enterprise software	42.8	4.5%	38.9	4.2%
Retail	32.0	3.3%	39.0	4.2%
Travel	29.9	3.1%	26.3	2.8%
IT consulting	26.8	2.8%	26.8	2.9%
Chemicals and plastics	24.7	2.6%	28.6	3.1%
Logistics	24.5	2.6%	20.5	2.2%
Consumer services	20.5	2.1%	24.0	2.6%
Healthcare	14.7	1.5%	23.0	2.5%
Radio and television	13.4	1.4%	10.3	1.1%
Auto parts manufacturer	11.8	1.2%	12.0	1.3%
Education	11.6	1.2%	6.6	0.7%
Computer hardware	10.4	1.1%	9.7	1.0%
Leisure goods	10.0	1.0%	10.0	1.1%
Utilities	10.0	1.0%	10.0	1.1%
IT outsourcing	6.9	0.7%	6.9	0.7%
Packaging and containers	5.0	0.5%	5.0	0.5%
Clothing	4.6	0.5%	4.6	0.5%
Electronics	3.6	0.4%	3.9	0.4%
Pharmaceutical	3.5	0.4%	3.5	0.4%
IT value-added reseller	0.2	0.0%	0.5	0.1%
Grocery	0.0	0.0%	6.9	0.7%
Advertising	0.0	0.0%	5.1	0.5%
Insurance	0.0	0.0%	3.5	0.4%
Total	$959.8	100.0%	$931.6	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2014 and December 31, 2013, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2014 and December 31, 2013, our debt investment portfolio was graded as follows:

		March 31, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or out performing financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	581.1	84.1%	580.4	85.8%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	99.6	14.4%	92.8	13.7%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	10.0	1.5%	3.5	0.5%
		$690.7	100.0%	$676.7	100.0%

		December 31, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	593.6	85.3%	589.1	86.7%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	91.9	13.2%	84.8	12.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	10.0	1.5%	5.5	0.8%
		$695.5	100.0%	$679.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2014 to the three months ended March 31, 2013.

Investment Income

As of March 31, 2014, our debt investments had stated interest rates of between 3.94% and 15.00% and maturity dates of between 12 and 133 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.4%, compared with 9.2% as of March 31, 2013. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended March 31, 2014 was approximately $28.7 million compared to approximately $21.7 million for the three months ended March 31, 2013. This increase was due in part to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of March 31, 2014 and March 31, 2013 was approximately $680.7 million and $620.6 million, respectively. For the quarter ended March 31, 2014, investment income consisted of approximately $12.0 million in cash interest from portfolio investments, approximately $0.7 million in amortization of original issue and market discount, approximately $15.1 million in distributions from the equity interest in securitized vehicle investments, as well as approximately $0.3 million in PIK interest income.

For the quarter ended March 31, 2014, other income of approximately $0.6 million was recorded, including approximately $0.2 million representing fees associated with two of our CLO equity investments, compared to other income of approximately $0.7 million for the quarter ended March 31, 2013. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the quarter ended March 31, 2014 were approximately $10.9 million, which includes the capital gains incentive fee accrual reversal of approximately $2.2 million.

Expenses before incentive fees, for the quarter ended March 31, 2014, were approximately $11.4 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $1.8 million from the quarter ended March 31, 2013, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and convertible notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended March 31, 2013 were approximately $9.6 million.

The investment advisory base fee for the quarter ended March 31, 2014 was approximately $5.0 million and the investment advisory fee in the comparable period in 2013 was approximately $4.1 million. The increase in the base management fee is due to an increase in average gross assets. At each of March 31, 2014 and December 31, 2013, respectively, approximately $6.6 million and $7.1 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the first quarter of 2014 was approximately $4.9 million, which was directly related to our debt securitization financing transactions as well as our convertible note transaction. Interest expense for the first quarter of 2013 was approximately $4.3 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the three months ended March 31, 2014, the total interest expense under the securitization was approximately $744,000, comprised of stated interest expense (approximately $630,000), accreted discount (approximately $39,000) and amortized deferred debt issuance costs (approximately $75,000). The accrued interest payable on the Class A Notes during the first quarter of 2014 was approximately $448,000. At December 31, 2013, interest expense of approximately $476,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of March 31, 2014. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

For the three months ended March 31, 2014, the aggregate interest expense under the securitization was approximately $1.9 million, comprised of stated interest expense (approximately $1.7 million), accreted discount (approximately $0.1 million) and amortized deferred debt issuance costs (approximately $0.1 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the first quarter of 2014 was approximately $646,000. At December 31, 2013, aggregate interest expense of approximately $683,000 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the three months ended March 31, 2014, the aggregate interest expense on the Convertible Notes was approximately $2.3 million, comprised of stated interest expense (approximately $2.1 million) and amortized deferred debt issuance costs (approximately $0.2 million). The accrued interest payable on the Convertible Notes during the first quarter of 2014 was approximately $3.6 million. At December 31, 2013, aggregate interest expense on the Convertible Notes of approximately $1.4 million remained payable.

The table below summarizes the components of interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$629.9	$39.1	$74.6	$743.6	$646.7	$39.1	$74.6	$760.4
TICC CLO 2012-1 LLC Class A-1 Notes	874.1	48.8	—	922.9	593.4	44.8	—	638.2
TICC CLO 2012-1 LLC Class B-1 Notes	186.8	13.2	—	200.0	119.7	12.6	—	132.3
TICC CLO 2012-1 LLC Class C-1 Notes	286.7	21.9	—	308.6	180.5	22.5	—	203.0
TICC CLO 2012-1 LLC Class D-1 Notes	314.3	24.5	—	338.8	196.2	25.3	—	221.5
TICC CLO 2012-1 amortization of deferred debt	—	—	84.8	84.8	—	—	64.2	64.2
2017 Convertible Notes	2,156.3	—	152.6	2,308.9	2,108.3	—	150.9	2,259.2
Total	$4,448.1	$147.5	$312.0	$4,907.6	$3,844.8	$144.3	$289.7	$4,278.8

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $730,000 for the quarter ended March 31, 2014, compared to approximately $637,000 for the quarter ended March 31, 2013. This increase was primarily the result of audit fees, which increased by approximately $108,000, partially offset by lower legal fees of approximately $22,000.

Compensation expenses were approximately $415,000 for the quarter ended March 31, 2014 compared to approximately $311,000 for the quarter ended March 31, 2013, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At March 31, 2014 and December 31, 2013, respectively, approximately $166,000 and $24,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $393,000 for the three months ended March 31, 2014 compared to approximately $288,000 for the same period in 2013. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first quarter of 2014 was approximately $1.7 million compared to $1.3 million in the first quarter of 2013. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The capital gains incentive fee expense for the quarter ended March 31, 2014 resulted in an accrual reversal of approximately $2.2 million as a result of net unrealized depreciation and net realized losses on our portfolio for the quarter ended March 31, 2014. For the quarter ended March 31, 2013, an expense of approximately $0.2 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2014, we recorded net realized losses on investments of approximately $0.9 million, which represents the loss on the sale of our debt investment in Mmodal, Inc. of approximately $2.0 million partially offset by the net realized gains from the sale and repayment of several other of our debt investments which totaled approximately $1.1 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2014, we had net unrealized depreciation of approximately $3.6 million, comprised of $7.9 million in gross unrealized appreciation, $11.4 million in gross unrealized depreciation and approximately $0.1 million relating to the reversal of prior period net unrealized appreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2014 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Mmodal, Inc.	$1.2
AMMC CLO XII, Ltd.	0.7
Stratus Technologies, Inc.	0.7
Integra Telecom Holdings, Inc.	(0.6)
Jersey Street CLO, Ltd.	(0.6)
Algorithmic Implementations, Inc.	(0.7)
RBS Holding Company	(1.0)
ACA CLO 2007-1, Ltd.	(1.0)
Catamaran CLO 2012-1 Ltd.	(1.6)
Nextag, Inc.	(2.0)
Net all other	1.3
Total	$(3.6)

For the quarter ended March 31, 2013, we recorded net realized gains on investments of approximately $6.6 million, which primarily represented the gain on the sale of several of our CLO debt investments which totaled approximately $5.2 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2013, we had net unrealized appreciation of approximately $3.6 million, comprised of $16.0 million in gross unrealized appreciation, $8.4 million in gross unrealized depreciation and approximately $4.0 million relating to the reversal of prior period net unrealized appreciation as investments were realized. During the quarter, Merrill Communications completed a capital restructuring. The Company’s original investment in Merrill’s second lien term loan was partially paid down, and the balance converted into an unsecured PIK note and common equity. As a result of this restructuring, the Company recognized approximately $576,000 in realized gains and $7.3 million in unrealized appreciation. The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2013 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Merrill Communications, LLC	$7.3
Jackson Hewitt, Inc.	1.3
SourceHov, LLC	1.1
Halcyon Loan Advisors Funding	0.5
Lightpoint CLO 2005-3X	0.5
Emporia CLO 2007 3A E	0.5
Roundys Supermarkets, Inc.	0.4
Sargas CLO 2006-1A	(0.5)
Jersey Street 2006-1A CLO LTD.	(0.5)
Rampart 2007-1A CLO	(0.6)
Flagship 2005-4A D	(0.6)
Canaras CLO Equity – 2007-1A, 1X	(0.8)
CIFC CLO – 2006-1A B2L	(0.8)
Pegasus Solutions, Inc.	(0.9)
Landmark V CDO LTD.	(0.9)
Nextag, Inc.	(0.9)
Lightpoint CLO VII LTD 2007-7	(1.1)
Stone Tower CLO LTD 2007 7X	(1.3)
Lightpoint CLO 2007-8A	(1.7)
Net all other	2.6
Total	$3.6

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended March 31, 2014 and 2013 was approximately $17.8 million and $10.7 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as higher management fees.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $2.2 million, core net investment income for the quarter ended March 31, 2014 was approximately $15.6 million compared to approximately $10.9 million for the same period in 2013.

Based on weighted-average shares outstanding of 54,376,444 (basic) and 64,409,596 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended March 31, 2014 was approximately $0.33 (basic) and $0.30 (diluted), compared to approximately $0.23 per share (basic) and $0.22 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share for the quarter ended March 31, 2014 would have been $0.29 (basic) and $0.27 (diluted), compared to $0.24 per share (basic) and $0.23 per share (diluted), for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $13.3 million for the quarter ended March 31, 2014, compared to a net increase of approximately $20.8 million for the comparable period in 2013. This decrease was attributable to greater interest expense, increased management fees as well as greater unrealized depreciation and realized losses. This decrease was partially offset by an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees.

Based on weighted-average shares outstanding of 54,376,444 (basic) and 64,409,596 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2014 was approximately $0.24 (basic) and approximately $0.23 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.46 (basic) and $0.41 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, we would have had a core net increase in net assets resulting from operations per common share of $0.20 (basic and diluted) compared to $0.46 per share (basic) and $0.41 per share (diluted) for the same period in 2013.

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

The following tables provide a reconciliation of net investment income to core net investment income (for the three months ended March 31, 2014 and 2013, respectively):

	Three Months Ended March 31, 2014
	Amount	Per Share Amounts
Net investment income	$17,758,187	$0.327
Capital gains incentive fee	(2,178,731)	(0.040)
Core net investment income	$15,579,456	$0.287

	Three Months Ended March 31, 2013
	Amount	Per Share Amounts
Net investment income	$10,651,203	$0.234
Capital gains incentive fee	215,354	0.005
Core net investment income	$10,866,557	$0.239

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three months ended March 31, 2014 and 2013, respectively):

	Three Months Ended March 31, 2014
	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$13,260,130	$0.244
Capital gains incentive fee	(2,178,731)	(0.040)
Core net increase in net assets resulting from operations	$11,081,399	$0.204

	Three Months Ended March 31, 2013
	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$20,842,046	$0.457
Capital gains incentive fee	215,354	0.005
Core net increase in net assets resulting from operations	$21,057,400	$0.462

In addition, the following ratio is presented to supplement the financial highlights included in Note 12 to the financial statements:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Ratio of core net investment income to average net assets, for the three month periods ended March 31, 2014 and 2013, respectively	2.93%	9.59%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three month period ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Ratio of net investment income to average net assets	3.34%	9.40%
Ratio of capital gain incentive fee to average net assets	(0.41)%	0.19%
Ratio of core net investment income to average net assets	2.93%	9.59%

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2014, we issued approximately 6.75 million shares in one equity offering.

During the three months ended March 31, 2014, cash and cash equivalents increased from approximately $14.9 million at the beginning of the period to approximately $74.6 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $18.6 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $55.4 million partially offset by purchases of new investments of approximately $54.5 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $49.6 million, reflecting primarily the net proceeds of approximately $66.5 resulting from an equity offering, partially offset by the distribution of dividends.

Equity Follow-On Offerings

On March 19, 2014, we completed a public offering of approximately 6.75 million shares of our common stock at a public offering price of $10.14 per share for total gross proceeds of approximately $68.4 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $5.0 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $0.4 million for administrative services for the three months ended March 31, 2014.

A summary of our significant contractual payment obligations is as follows as of March 31, 2014. See Note 4 to the financial statements, “Borrowings.”

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

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the March 31, 2014 consolidated statements of assets and liabilities. For the three month period ended March 31, 2014, the Class A note holders were paid interest on the Class A notes of approximately $0.7 million. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued an additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of March 31, 2014. For the three month period ending March 31, 2014, the class A-1, B-1, C-1 and D-1 were paid in aggregate $1.7 million.

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future. For the three month period ended March 31, 2014, note holders were paid interest of $0.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock since the beginning of 2011:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
May 1, 2014	June 16, 2014	June 30, 2014	$0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29
Total (2014)			$0.58
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16	(1)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99	(1)

(1)	Distributions for the fiscal years ended December 31, 2013, 2012 and 2011 were funded from taxable earnings.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the collateral manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

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

RECENT DEVELOPMENTS

On May 1, 2014, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 30, 2014 to shareholders of record as of June 16, 2014.

Recently Issued Accounting Standards

See Note 15 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including the impact on the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, two debt investments in our portfolio were at a fixed rate, and the remaining eighty debt investments were at variable rates, representing approximately $15.3 million and $675.4 million in principal debt, respectively. At March 31, 2014, $665.4 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2014. We have also assumed outstanding variable rate borrowings of $341.3 million. Under this analysis, net investment income would decrease by $2.8 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $9.4 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of March 31, 2014. Under this analysis, the effect on total investment income would be a decrease of approximately $19.9 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on total investment income would be a decrease of approximately $14.4 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the three months ended March 31, 2014, we issued a total of 62,878 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $584,203.

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

TICC CAPITAL CORP.
Date: May 12, 2014	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2014	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)