Form 10-Q
period 2014-06-30
TICC Capital Corp.
filed 2014-08-08
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 7, 2014 was 60,267,093.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Non-affiliated/non-control investments (cost: $950,865,080 @ 6/30/14; $901,728,071 @ 12/31/13)	$965,358,205	$915,546,744
Affiliated investments (cost: $4,166,699 @ 6/30/14; $0 @ 12/31/13)	4,183,399	0
Control investments (cost: $16,900,000 @ 6/30/14; $16,900,000 @ 12/31/13)	15,310,000	16,050,000
Total investments at fair value (cost: $971,931,779 @ 6/30/14; $918,628,071 @ 12/31/13)	984,851,604	931,596,744
Cash and cash equivalents	18,095,424	14,933,074
Restricted cash	44,447,219	32,428,248
Deferred debt issuance costs	7,358,099	7,985,580
Interest and distributions receivable	10,969,146	11,133,972
Securities sold not settled	2,226,747	—
Other assets	249,851	88,122
Total assets	1,068,198,090	$998,165,740
LIABILITIES
Accrued interest payable	$2,548,702	$2,596,893
Investment advisory fee payable to affiliate	6,871,124	7,144,480
Accrued capital gains incentive fee to affiliate	837,963	3,872,853
Securities purchased not settled	20,890,000	6,994,852
Accrued expenses	846,203	637,896
Notes payable – TICC CLO LLC, net of discount	100,119,968	100,041,226
Notes payable – TICC CLO 2012-1 LLC, net of discount	235,853,314	235,635,114
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	482,967,274	471,923,314
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 60,267,093 and 53,400,745 issued and outstanding, respectively	602,671	534,007
Capital in excess of par value	628,766,245	561,336,766
Net unrealized appreciation on investments	12,919,825	12,968,673
Accumulated net realized losses on investments	(54,169,239)	(45,439,234)
Distributions in excess of investment income	(2,888,686)	(3,157,786)
Total net assets	585,230,816	526,242,426
Total liabilities and net assets	$1,068,198,090	$998,165,740
Net asset value per common share	$9.71	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
ABB/Con Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 06, 2019)	$6,558,659	$6,527,902	$6,534,064
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	13,900,100	13,900,000	13,900,000
Aricent Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(9)(10) (5.50%, due April 14, 2021)	10,000,000	9,926,298	10,112,500
		second lien senior secured notes(4)(5) (9.50%, due April 14, 2022)	18,000,000	17,969,807	18,000,000
ARSLOANE Intermediate, LLC (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due October 01, 2019)	15,880,000	15,781,012	16,038,800
Ascensus, Inc.	financial intermediaries	senior secured notes(4)(5)(6)(10) (5.00%, due December 02, 2019)	9,450,006	9,465,845	9,461,819
		second lien senior secured notes(4)(5)(9) (9.00%, due December 02, 2020)	2,000,000	1,972,424	2,035,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	6,514,150	6,423,021	6,560,270
		second lien senior secured notes(4)(5)(6)(9)(10) (11.00%, due November 22, 2018)	17,514,795	17,311,017	17,689,943
Blue Coat System, Inc.	software	second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,865,290	15,187,500
BMC Software Finance, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (5.00%, due September 10, 2020)	4,975,000	4,992,815	4,963,607
Compucom Systems, Inc.	IT outsourcing	first lien senior secured notes(4)(5)(6)(10) (4.25%, due May 09, 2020)	6,678,230	6,649,225	6,611,448
ConvergeOne Holdings Corp.	business services	first lien senior secured notes(4)(5)(9)(10) (6.00%, due June 17, 2020)	16,000,000	15,940,452	15,946,720
		second lien senior secured notes(4)(5) (9.00%, due June 17, 2021)	3,000,000	2,970,169	2,985,000
CRCI Holdings, Inc.	utilities	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due July 10, 2019)	7,691,875	7,653,222	7,499,578
CT Technologies Intermediate	healthcare	second lien senior secured notes(4)(5) (9.25%, due October 04, 2020)	6,500,000	6,643,073	6,524,375
Dell International LLC	enterprise software	term B senior secured notes(4)(6)(9) (4.50%, due April 29, 2020)	3,989,975	3,989,975	4,008,129
Deltek Systems, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (4.50%, due October 10, 2018)	4,580,250	4,558,457	4,606,953
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,895,013	10,187,500
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due May 17, 2018)	6,541,680	6,483,068	6,549,857
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 04, 2018)	3,256,000	3,265,232	3,260,070
		second lien senior secured notes(4)(5)(9)(10) (10.75%, due April 12, 2019)	15,000,000	14,760,061	15,112,500
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.15%, due March 24, 2021)	16,050,721	16,003,720	16,070,784
		tranche B term loan(4)(5)(9)(10) (4.15%, due September 24, 2018)	880,952	880,952	881,577
GlobalLogic Holdings Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due June 02, 2019)	17,412,500	17,327,952	17,029,425
Global Tel Link Corp	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (5.00%, due May 23, 2020)	4,610,553	4,588,715	4,586,071
	telecommunication services	second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,857,017	12,902,500
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,473,750	3,473,539	3,486,950

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Healogics, Inc. (F/K/A “National Healing Corp.”)	healthcare	senior secured notes(4)(5)(6)(10) (5.25%, due February 05, 2019)	$3,291,667	$3,278,412	$3,295,782
		second lien senior secured notes(4)(5)(10) (9.25%, due February 05, 2020)	4,000,000	3,965,976	4,076,680
Help/Systems Holdings, Inc.	software	senior secured notes(4)(5)(6)(9)(10)(14) (5.50%, due June 28, 2019)	14,887,500	14,755,390	14,794,453
		second lien senior secured notes(4)(5)(14) (9.50%, due June 28, 2020)	15,000,000	14,796,626	15,000,000
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 05, 2018)	5,997,736	5,962,952	6,039,000
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due May 01, 2019)	7,200,000	7,073,052	7,192,800
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.00%, due August 19, 2018)	4,377,260	4,272,583	4,392,318
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)	7,386,500	7,344,302	7,425,279
		second lien senior secured notes(4)(5) (9.75%, due February 22, 2020)	8,850,000	8,899,419	8,997,530
Jackson Hewitt Tax Service, Inc.	consumer services	first lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 16, 2017)	20,682,892	20,073,677	20,527,770
JHCI Holdings, Inc.	logistics	first lien senior secured notes(4)(5)(6)(10) (7.00%, due July 11, 2019)	8,419,091	8,393,827	8,461,186
Knowledge Universe Education	education	first lien senior secured notes(4)(5)(6)(10) (5.25%, due March 18, 2021)	4,987,500	4,963,053	5,049,844
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 08, 2018)	15,722,426	15,704,734	15,977,915
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (4.75%, due May 21, 2021)	16,000,000	15,881,495	16,040,000
New Breed Logistics	logistics	senior secured term B notes(4)(5)(6)(9)(10) (6.00%, due October 01, 2019)	15,757,140	15,763,669	15,776,836
Nextag, Inc.	retail	senior secured notes(3)(9)(10) (9.25%, due June 04, 2019)	2,162,697	2,162,697	2,162,697
Packaging Coordinators, Inc.	packaging and containers	first lien senior secured notes(4)(5)(6)(10) (5.50%, due May 10, 2020)	4,962,500	4,940,865	4,950,094
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.00%, due March 31, 2017)	9,546,466	9,523,795	9,582,265
RBS Holding Company	printing and publishing	second lien senior secured notes(3)(4)(5)(6)(9) (Cash 8.25%/1.25% PIK, due March 23, 2017)	22,703,183	11,753,661	15,438,164
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing	senior secured notes(4)(5)(6)(9)(10) (5.25%, due January 31, 2020)	7,900,000	7,824,173	7,860,500
Renfro Corporation	clothing	senior secured notes(4)(5)(6)(9)(10) (5.75%, due January 30, 2019)	4,608,333	4,632,438	4,598,241
Safenet, Inc.	software	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due March 05, 2020)	9,975,000	9,879,303	9,975,000
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	first lien senior secured notes(4)(5)(6)(9) (7.00%, due December 07, 2018)	3,571,635	3,542,224	3,616,280
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (4.75%, due April 30, 2020)	3,970,002	3,935,767	3,983,222
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	6,400,000	6,371,248	6,480,000
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due February 08, 2019)	14,540,928	14,559,150	14,622,793
Serena Software Inc.	enterprise software	first lien senior secured notes(4)(5)(9)(10) (7.50%, due April 14, 2020)	20,000,000	19,609,001	20,150,000
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,752,000	4,751,469	4,777,756
		second lien senior secured notes(4)(5)(10) (8.75%, due April 30, 2019)	11,000,000	11,176,208	11,082,500

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10)(11) (7.25%, due July 11, 2019)	$10,208,777	$10,121,761	$10,310,865
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,257,861	9,181,679	9,223,144
Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(9)(10) (6.00%, due April 28, 2021)	21,000,000	20,808,650	21,013,230
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.25%, due November 16, 2018)	4,654,730	4,618,401	4,538,362
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,064,950	10,940,625
Symphony Teleca Services Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due August 04, 2019)	16,000,000	15,840,000	15,840,000
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	8,000,000	7,943,750	8,040,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due October 02, 2018)	9,950,000	9,860,328	9,751,000
Travel Leaders Group, LLC	travel	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due December 05, 2018)	15,600,000	15,309,636	15,639,000
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (Cash 11.00%/PIK 4.00% due April 15, 2018)	11,781,583	11,608,600	11,781,583
Vision Solutions	software	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due July 23, 2016)	5,407,201	5,352,311	5,404,497
		second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,944,172	10,000,000
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.00%, due June 29, 2017)	14,504,622	14,454,022	14,504,622
Total Senior Secured Notes				$668,974,699	$678,046,773	115.9%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9) (Cash 0.00%/10.00% PIK, due March 08, 2023)	6,160,241	3,413,192	6,135,600
Total Senior Unsecured Notes				$3,413,192	$6,135,600	1.0%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.29%, due May 10, 2025)	4,500,000	3,917,724	3,785,400
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.63%, due April 18, 2025)	6,000,000	5,157,475	5,241,600
Emporia Preferred Funding III, Ltd.	structured finance	CLO secured Class E notes(4)(5)(11)(12) (3.93%, due April 23, 2021)	10,991,000	8,225,728	9,933,666
Telos CLO 2013-3, Ltd.	structured finance	CLO secured class B notes(4)(5)(11)(12) (5.73%, due January 17, 2024)	3,000,000	2,734,989	2,574,300
Total Collateralized Loan Obligation – Debt Investments				$20,035,916	$21,534,966	3.7%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	$—	$10,583,500	$6,710,000
ACAS CLO 2012-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	3,950,000
AMMC CLO XII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	10,595,572
Apidos CLO XIV	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,939,000
Ares XXV CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,620,875	12,710,000
Ares XXVI CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	15,234,375	15,750,000
Ares XXIX CLO Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	11,156,250	11,730,000
Benefit Street Partners CLO II, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	24,704,625	27,905,500
Canaras Summit CLO Ltd.	structured finance	CLO income notes(11)(12)	—	4,355,000	3,465,000
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	9,712,500
Catamaran CLO 2012-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	16,060,000
Catamaran CLO 2013-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,750,000	9,400,000
Cedar Funding II CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	23,981,250	24,150,000
Columbus Park CDO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	2,331,827	580,811
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,500,000
HarbourView CLO 2006-1	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	3,270,800
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,272,000	13,860,000
Marea CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	10,934,215	11,117,470
Mountain Hawk III CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	13,473,000	13,800,000
Mountain Hawk III CLO, Ltd.	structured finance	CLO M notes(11)(12)	—	—	707,071
North End CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	4,615,234	4,785,500
Octagon Investment Partners XI, Ltd.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,103,750
CS Advisors CLO I Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	4,610,168	2,323,000
Shackleton 2013-III CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,798,425	10,253,050
Shackleton 2013-IV CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,775,000	5,100,000
Stone Tower CLO VII Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,739,000	7,830,000
Telos CLO 2013-3, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,558,333	12,286,666
Telos CLO 2014-5, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,450,000	8,539,543
Other CLO equity related investments	structured finance	CLO other(11)(12)(13)	—	—	4,469,924
Total Collateralized Loan Obligation – Equity Investments				$269,366,329	$264,605,157	45.2%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock(7)	100	3,000,000	1,410,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	4,598,619
Merrill Communications, LLC	printing and publishing	common stock(7)(9)	728,442	3,425,244	6,417,574
Nextag, Inc.	retail	common stock(7)(9)(10)	11,226,123	2,004,002	2,020,702
Total Common Stock Investments				$10,141,643	$14,446,895	2.5%
Warrants
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)(9)(10)	309,080	—	82,213
Total Warrants				$—	$82,213	0.0%
Total Investments				$971,931,779	$984,851,604	168.3%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
JUNE 30, 2014
(unaudited)

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control,” and Nextag, Inc., which may be deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $42.8 million of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(9)	Aggregate gross unrealized appreciation for federal income tax purposes is $37,361,723; aggregate gross unrealized depreciation for federal income tax purposes is $44,726,050. Net unrealized depreciation is $7,364,327 based upon a tax cost basis of $992,215,931.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.

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

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(10) (5.00%, due February 08, 2019)	$8,236,800	$8,290,039	$8,267,688
		second lien senior secured notes(4)(5)(10) (10.00%, due July 12, 2019)	2,000,000	1,972,970	2,040,000
Skillsoft Corporation	business services	senior secured notes(4)(5)(6)(10) (5.00%, due May 26, 2017)	2,547,640	2,560,457	2,563,563
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,776,000	4,775,407	4,801,886
		second lien senior secured notes(4)(10) (8.75%, due April 30, 2019)	2,000,000	1,999,627	2,022,500
Sportsman’s Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due July 11, 2019)	14,962,500	14,819,558	15,037,313
Sterling Infosystems, Inc.	business services	senior secured notes(4)(5)(6)(9) (5.76%, due February 01, 2018)	2,557,588	2,517,998	2,554,391
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,304,704	9,221,643	9,287,304
Stratus Technologies, Inc.	computer hardware	first lien high yield notes(5)(9) (12.00%, due March 29, 2015)	9,282,000	9,010,471	9,282,000
Sumtotal Systems, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (6.28%, due November 16, 2018)	4,679,730	4,639,832	4,609,534
		second lien senior secured notes(4)(5)(10) (10.25%, due May 16, 2019)	11,250,000	11,050,805	11,053,125
Technimark LLC	chemicals and plastics	senior secured notes(4)(5)(6)(9)(10) (5.50%, due April 17, 2019)	14,109,186	14,063,239	14,038,640
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	10,000,000	9,923,000	10,000,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(9)(10) (7.25%, due October 02, 2018)	10,000,000	9,903,295	9,975,000
Travelclick Inc	travel	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due March 16, 2016)	10,502,287	10,462,173	10,554,798
Travel Leaders Group, LLC	travel	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due December 05, 2018)	16,000,000	15,683,843	15,720,000
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10) (Cash 11.00%/PIK 4.00% due April 15, 2018)	11,601,578	11,386,946	11,485,562
Vision Solutions	software	first lien senior secured notes(4)(5)(9)(10) (6.00%, due July 23, 2016)	6,000,000	5,940,000	6,012,000
		second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,936,507	10,050,000
Wall Street Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (5.75%, due October 25, 2019)	4,950,000	4,885,123	4,971,681
		second lien senior secured notes(4)(5) (9.25%, due October 23, 2020)	10,000,000	9,821,617	10,075,000
Waupaca Foundry, Inc.	IT consulting	senior secured notes(4)(5)(6)(9)(10) (4.50%, due June 29, 2017)	14,902,773	14,843,578	14,902,773
Total Senior Secured Notes				$639,198,848	$644,710,393	122.5%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (0.00% Cash/10.00% PIK, due March 8, 2023)	5,863,406	3,068,694	5,793,045
Total Senior Unsecured Notes				$3,068,694	$5,793,045	1.1%
Collateralized Loan Obligation – Debt Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO secured class E notes(4)(5)(11)(12) (4.99%, due June 15, 2022)	1,957,994	1,771,170	1,817,997
AMMC CLO XII, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.29%, due May 10, 2025)	4,500,000	3,900,232	3,881,250

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST(8)	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Debt Investments – (continued)
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.65%, due April 18, 2025)	$6,000,000	$5,134,093	$5,344,800
Catamaran CLO 2012-1 Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (6.50%, due December 20, 2023)	6,000,000	5,075,724	5,585,400
Emporia Preferred Funding III, Ltd.	structured finance	CLO secured Class E notes(4)(5)(11)(12) (3.94%, due April 23, 2021)	10,991,000	8,084,311	9,562,170
Telos CLO 2013-3, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.74%, due January 17, 2024)	3,000,000	2,725,546	2,662,200
Total Collateralized Loan Obligation – Debt Investments				$26,691,076	$28,853,817	5.5%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	8,174,000
ACAS CLO 2012-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,200,000
AMMC CLO XII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	10,466,357
Apidos CLO XIV	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,863,250
Ares XXV CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,620,875	12,400,000
Ares XXVI CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	15,234,375	16,312,500
Benefit Street Partners CLO II, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,870,000	15,860,000
Canaras Summit CLO Ltd.	structured finance	CLO income notes(11)(12)	—	4,355,000	3,780,000
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	9,250,000
Catamaran CLO 2012-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	17,380,000
Cedar Funding II CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	23,981,250	23,862,500
Columbus Park CDO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	8,150,000	7,800,000
Galaxy XV CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,012,500	7,095,000
Gale Force 4 CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	1,965,000	2,010,000
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,425,000
HarbourView CLO 2006-1	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	3,757,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,272,000	13,272,000
Jersey Street CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	7,535,613	6,598,800
Lightpoint CLO VIII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,612,500	3,300,000
Marea CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	10,934,215	10,506,620
North End CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	4,615,234	4,887,500
Octagon Investment Partners XI, Ltd.	structured finance	CLO income notes(11)(12)	—	2,434,163	2,403,225
CS Advisors CLO I Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	4,812,135	2,828,000
Shackleton 2013-III CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,798,425	10,716,619
Sheridan Square CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,136,511	4,094,302
Stone Tower CLO VII Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,739,000	8,775,000
Telos CLO 2013-3, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,558,333	12,286,666

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (Continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/ SHARES	COST(8)	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Other CLO equity related investments	structured finance	CLO other(13)	$—	$—	$3,862,285
Total Collateralized Loan Obligation – Equity Investments				$240,209,718	$237,166,624	45.1%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock(7)	100	3,000,000	2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	4,412,302
Merrill Communications, LLC	printing and publishing	common equity(7)	728,442	3,425,244	7,197,009
Stratus Technologies, Inc.	computer hardware	common equity(7)	223,210	379,810	4,464
Total Common Stock Investments				$8,517,451	$13,763,775	2.6%
Preferred Equity
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	50,796	217,284	381,986
Total Preferred Equity Investments				$217,284	$381,986	0.1%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	540,371	725,000	500,000
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)	309,080	—	427,105
Total Warrants				$725,000	$927,105	0.2%
Total Investments				$918,628,071	$931,596,744	177.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $40.2 million of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $37,039,932; aggregate gross unrealized depreciation for federal income tax purposes is $44,355,411. Net unrealized depreciation is $7,315,479 based upon a tax cost basis of $938,912,223.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	Investment is on non-accrual status.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$12,964,092	$12,391,438	$25,622,320	$24,295,115
Distributions from securitization vehicles and equity investments	14,825,186	10,665,842	29,876,421	19,419,046
Commitment, amendment fee income and other income	1,785,193	2,002,842	2,390,812	2,717,358
Total investment income from non-affiliated/non-control investments	29,574,471	25,060,122	57,889,553	46,431,519
From affiliated investments:
Interest income – debt investments	14,703	—	14,703	—
Distributions from equity investments	—	—	—	—
Total investment income from affiliated investments	14,703	—	14,703	—
From control investments:
Interest income – debt investments	345,564	364,022	687,330	724,084
Distributions from equity investments	—	—	—	—
Total investment income from control investments	345,564	364,022	687,330	724,084
Total investment income	29,934,738	25,424,144	58,591,586	47,155,603
EXPENSES
Compensation expense	511,370	303,338	926,573	614,403
Investment advisory fees	5,441,325	4,882,271	10,397,971	8,979,742
Professional fees	267,505	450,985	997,943	1,088,173
Interest expense and other debt financing expenses	4,933,738	4,724,471	9,841,386	9,003,298
General and administrative	790,578	624,902	1,183,256	912,943
Total expenses before incentive fees	11,944,516	10,985,967	23,347,129	20,598,559
Net investment income incentive fees	1,429,800	1,382,031	3,104,579	2,634,341
Capital gains incentive fees	(856,158)	(2,899,772)	(3,034,889)	(2,684,418)
Total incentive fees	573,642	(1,517,741)	69,690	(50,077)
Total expenses	12,518,158	9,468,226	23,416,819	20,548,482
Net investment income	17,416,580	15,955,918	35,174,767	26,607,121
Net change in unrealized appreciation on investments
Non-affiliated/non-control investments	(2,347,521)	(16,375,774)	(3,236,229)	(12,745,170)
Affiliated investments	5,889,768	—	3,927,381	—
Control investments	—	(15,792)	(740,000)	(31,728)
Total net change in unrealized appreciation on investments	3,542,247	(16,391,566)	(48,848)	(12,776,898)
Net realized (losses) gains on investments
Non-affiliated/non-control investments	(2,558,205)	1,892,644	(3,465,167)	8,468,819
Affiliated investments	(5,264,838)	—	(5,264,838)	—
Control investments	—	—	—	—
Total realized (losses) gains on investments	(7,823,043)	1,892,644	(8,730,005)	8,468,819
Net increase in net assets resulting from operations	$13,135,784	$1,456,996	$26,395,914	$22,299,042
Net increase in net assets resulting from net investment income per common share:
Basic	$0.29	$0.30	$0.61	$0.54
Diluted	$0.27	$0.28	$0.58	$0.51
Net increase in net assets resulting from operations per common share:
Basic	$0.22	$0.03	$0.46	$0.45
Diluted	$0.21	$0.05	$0.45	$0.44
Weighted average shares of common stock outstanding:
Basic	60,214,211	52,544,803	57,311,454	49,075,486
Diluted	70,247,363	62,577,955	67,344,606	59,108,638
Dividends Declared Per Share	$0.29	$0.29	$0.58	$0.58

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Increase in net assets from operations:
Net investment income	$35,174,767	$55,792,632
Net realized (losses) gains on investments	(8,730,005)	6,395,596
Net change in unrealized appreciation on investments	(48,848)	(3,243,494)
Net increase in net assets resulting from operations	26,395,914	58,944,734
Distributions to shareholders	(34,905,667)	(61,353,645)
Capital share transactions:
Issuance of common stock (net of offering costs of $2,033,950 and $4,603,745, respectively)	66,411,050	115,879,644
Reinvestment of dividends	1,087,093	3,169,164
Net increase in net assets from capital share transactions	67,498,143	119,048,808
Total increase in net assets	58,988,390	116,639,897
Net assets at beginning of period	526,242,426	409,602,529
Net assets at end of period (including over distributed net investment income of $2,888,686 and $3,157,786, respectively)	$585,230,816	$526,242,426
Capital share activity:
Shares sold	6,750,000	11,692,173
Shares issued from reinvestment of dividends	116,348	337,286
Net increase in capital share activity	6,866,348	12,029,459

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$26,395,914	$22,299,042
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(1,437,882)	(2,243,190)
Accretion of discount on notes payable and deferred debt issuance costs	924,420	889,951
Increase in investments due to PIK	(690,007)	(1,223,928)
Purchases of investments	(247,296,089)	(357,875,715)
Repayments of principal and reductions to investment cost value	146,797,332	115,635,844
Proceeds from the sale of investments	52,261,336	51,528,113
Net realized losses (gains) on investments	8,730,005	(8,468,819)
Net change in unrealized appreciation on investments	48,848	12,776,898
Decrease (increase) in interest and distributions receivable	164,826	(864,409)
Increase in other assets	(161,729)	(167,222)
Decrease in accrued interest payable	(48,191)	(1,660,955)
(Decrease) increase in investment advisory fee payable	(273,356)	1,333,395
Decrease in accrued capital gains incentive fee	(3,034,889)	(4,236,993)
Increase in accrued expenses	208,307	547,932
Net cash used by operating activities	(17,411,155)	(171,730,056)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(12,018,971)	(51,771,245)
Net cash used by investing activities	(12,018,971)	(51,771,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable – TICC CLO 2012-1 LLC (net of discount of $0 and $253,875, respectively)	—	119,746,125
Deferred debt issuance costs	—	(1,069,313)
Proceeds from the issuance of common stock	68,445,000	114,442,164
Offering expenses from the issuance of common stock	(2,033,950)	(4,162,377)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,087,093 and $1,611,626, respectively)	(33,818,574)	(28,838,640)
Net cash provided by financing activities	32,592,476	200,117,959
Net increase (decrease) in cash and cash equivalents	3,162,350	(23,383,342)
Cash and cash equivalents, beginning of period	14,933,074	51,392,949
Cash and cash equivalents, end of period	$18,095,424	$28,009,607
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,087,093	$1,611,626
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$2,226,747	$2,725,910
Securities purchased not settled	$20,890,000	$49,462,219
Cash paid for interest	$8,965,156	$9,774,301

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Certain less significant amounts in prior period financial statements have been reclassified to conform to current period presentation.

NOTE 2. ORGANIZATION

The Company was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. TICC has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, TICC has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities.

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

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. The secured notes and subordinated notes offered in the debt securitization were issued by TICC CLO 2012-1, a subsidiary of TICC. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company. For further information on this securitization, see Note 4.

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

On September 26, 2012, the Company closed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105 million aggregate principal amount of the Convertible Notes was issued at the closing. An additional $10 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are convertible into shares of the Company’s

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2. ORGANIZATION  – (continued)

common stock based on an initial conversion rate of 87.2448 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes. For further information on these convertible notes, see Note 4.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

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

The Company’s assets measured at fair value on a recurring basis at June 30, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$21.0	$657.1	$678.1
Senior Unsecured Notes	0.0	0.0	6.1	6.1
CLO Debt	0.0	0.0	21.5	21.5
CLO Equity	0.0	0.0	264.6	264.6
Common Stock	0.0	0.0	14.5	14.5
Preferred Shares	0.0	0.0	0.0	0.0
Warrants to purchase equity	0.0	0.0	0.1	0.1
Total	$0.0	$21.0	$963.9	$984.9

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

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2014. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of June 30, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$649.4	market quotes	NBIB(1)	68.0% - 101.9%/99.0%
			ICG(4)	2 - 3/2.1
bilateral	13.9	valuation analysis(2)/	EBITDA(3)	$2.6/ncm(6)
		enterprise value	market multiples(3)	5.0x - 6.0x/ncm(6)
			ICG(4)	3/3.0
CLO debt	21.5	market quotes	NBIB(1)	84.1% - 90.4%/87.9%
			ICG(4)	2/2.0
CLO equity	264.6	market quotes/	NBIB(1)	20.3% - 119.0%/84.6%
		net present value(7)
Other investments	14.5	valuation analysis(2)/	EBITDA(3)	$2.6 - $178.4/ncm(6)
		enterprise value	market multiples(3)	7.0x - 9.3x/ncm(6)
			discount rates(5)	20.0% - 30.0%/ncm(6)
Total Fair Value for Level 3 Investments	$963.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(7)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated yields for the equity tranche of the respective CLO vehicle.
(8)	Weighted averages are calculated based on fair value of investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2013:

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$619.7	market quotes	NBIB(1)	55.0% - 102.9%/98.0%
			ICG(4)	2 – 5/2.1
bilateral	13.9	valuation analysis(2)/	EBITDA(3)	$3.0/ncm(6)
		enterprise value	market multiples(3)	5.50 - 6.50x/ncm(6)
			ICG(4)	3/3.0
CLO debt	28.9	market quotes	NBIB(1)	86.3% - 93.1%/88.9%
			ICG(4)	2/2.0
CLO equity	237.2	market quotes/net	NBIB(1)	28.0% - 122.0%/83.3%
		present value(7)
Other investments	15.0	valuation analysis(2)/	EBITDA(3)	$2.9 - $184.7/ncm(6)
		enterprise value	market multiples(3)	3.9 - 8.6x/ncm(6)
			discount rates(5)	20% - 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$914.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2014 and the level of each financial liability within the fair value hierarchy.

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$100,120	$101,301	$—	$—	$101,301
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	174,170	176,088	—	—	176,088
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	19,497	20,026	—	—	20,026
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	22,149	23,030	—	—	23,030
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	20,037	21,027	—	—	21,027
2017 Convertible Notes	115,000	125,494			125,494
Total	$450,973	$466,966	$—	$—	$466,966

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based upon quotations received from dealers who make markets in these securities. Such quotations are based upon actual trades or actual bids and offers, to the extent that they are available, or by reference to comparable securities in the marketplace. As of June 30, 2014 and December 31, 2013, the debt would be deemed to be level 3 of the fair value hierarchy due to the general illiquidity of the market for these instruments.

A reconciliation of the fair value of investments for the three months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
Realized gains (losses) included in earnings	(4.7)	0.0	0.1	(2.2)	(0.4)	(0.2)	(0.4)	(7.8)
Unrealized (depreciation) appreciation included in earnings	3.1	0.0	(0.1)	0.0	0.1	0.2	0.2	3.5
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	150.1	0.0	0.0	26.1	2.0	0.0	0.0	178.2
Repayments and Sales	(118.8)	0.0	(1.9)	(29.0)	0.0	0.0	(0.3)	(150.0)
Payment in Kind income	0.3	0.1	0.0	0.0	0.0	0.0	0.0	0.4
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.7)	$0.0	$(0.1)	$(2.9)	$(0.4)	$0.0	$(0.3)	$(4.4)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the six months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(6.2)	0.0	0.7	(2.2)	(0.4)	(0.2)	(0.4)	(8.7)
Unrealized (depreciation) appreciation included in earnings	3.5	0.1	(0.7)	(1.8)	(0.9)	(0.2)	(0.1)	(0.1)
Accretion of discount	1.2	0.0	0.2	0.0	0.0	0.0	0.0	1.4
Purchases	198.7	0.0	0.0	60.6	2.0	0.0	0.0	261.3
Repayments and Sales	(168.4)	0.0	(7.6)	(29.1)	0.0	0.0	(0.3)	(205.4)
Payment in Kind income	0.5	0.2	0.0	0.0	0.0	0.0	0.0	0.7
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.1	$0.0	$(0.1)	$(4.1)	$(1.3)	$0.0	$(0.4)	$(5.8)

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the six months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	1.1	0.6	7.6	(0.8)	0.0	0.0	0.0	0.0	8.5
Unrealized (depreciation) appreciation included in earnings	0.7	2.7	(5.4)	(14.7)	0.0	6.7	(2.5)	0.0	(12.5)
Accretion of discount	1.5	0.0	0.7	0.0	0.0	0.0	0.0	0.0	2.2
Purchases(1)	270.6	3.1	11.4	106.9	0.0	3.4	0.0	0.0	395.4
Repayments and Sales(1)	(132.4)	(1.1)	(24.9)	(4.8)	(0.1)	0.0	0.0	0.0	(163.3)
Payment in Kind income	1.0	0.0	0.0	0.0	0.0	0.0	0.2	0.0	1.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$1.3	$2.7	$1.0	$(15.1)	$0.0	$6.7	$(2.5)	$0.0	$(5.9)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$678.1	68.8%	$644.7	69.2%
Senior Unsecured Notes	6.1	0.6%	5.8	0.6%
CLO Debt	21.5	2.2%	28.9	3.1%
CLO Equity	264.6	26.9%	237.1	25.5%
Common Stock	14.5	1.5%	13.8	1.5%
Preferred Shares	0.0	0.0%	0.4	0.0%
Warrants	0.1	0.0%	0.9	0.1%
Total	$984.9	100.0%	$931.6	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2014, the Company’s asset coverage for borrowed amounts was 227.1%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of June 30, 2014 and December 31, 2013. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	June 30, 2014				December 31, 2013
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$100,120	(1)	$101,301	$101,250	$100,041	(1)	$100,617
TICC CLO 2012-1 LLC Class A-1 2023 Notes	176,000	174,170	(1)	176,088	176,000	174,072	(1)	173,061
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,497	(1)	20,026	20,000	19,471	(1)	19,950
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,149	(1)	23,030	23,000	22,105	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,037	(1)	21,027	21,000	19,987	(1)	21,000
Sub-total TICC CLO 2012-1, LLC	240,000	235,853		240,171	240,000	235,635		237,069
2017 Convertible Notes	115,000	115,000		125,494	115,000	115,000		124,631
	$456,250	$450,973		$466,966	$456,250	$450,676		$462,317

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of June 30, 2014, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,130, $1,830, $503, $851 and $963, respectively. As of December 31, 2013, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2014 were 3.89% and 7.23 years, respectively, and as of December 31, 2013 were 3.90% and 7.73 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the June 30, 2014 consolidated statements of assets and liabilities. For the three and six months ended June 30, 2014, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $1.3 million, respectively. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

During a period of up to three years from the closing date, all principal collections received on the underlying collateral may be used by the Securitization Issuer to purchase new collateral under the Company’s

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4. BORROWINGS  – (continued)

direction in its capacity as collateral manager of the 2011 Securitization Issuer and in accordance with its investment strategy, allowing it to maintain the initial leverage in the securitization for such three-year period. The Class A Notes are scheduled to mature on July 25, 2021.

The proceeds of the private placement of the Class A Notes, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, the Company entered into a master loan sale agreement with Holdings and the 2011 Securitization Issuer under which it agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to Holdings, and Holdings agreed to sell or contribute such loans (or participation interests therein) to the 2011 Securitization Issuer and to purchase or otherwise acquire subordinated notes issued by the Securitization Issuer. The Class A Notes are the secured obligations of the 2011 Securitization Issuer, and an indenture governing the Notes includes customary covenants and events of default.

The Company serves as collateral manager to the 2011 Securitization Issuer under a collateral management agreement. The Company is entitled to a deferred fee for our services as collateral manager. The deferred fee is eliminated in consolidation.

As of June 30, 2014, there were 41 investments in portfolio companies with a total fair value of approximately $216.8 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of June 30, 2014, the Company had a deferred debt issuance balance of approximately $2.1 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. As indicated below, amortization expense for each of the three and six months ended June 30, 2014 and 2013 was approximately $75,000 and $150,000, respectively.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three and six months ended June 30, 2014 and 2013, respectively:

TICC CLO LLC	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Stated interest expense	$635,070	$1,264,979	$648,111	$1,294,794
Amortization of deferred issuance costs	75,422	150,015	75,422	150,015
Note discount expense	39,596	78,741	39,533	78,617
Total interest expense	$750,088	$1,493,735	$763,066	$1,523,426
Effective annualized average interest rate	2.97%	2.98%	3.02%	3.03%
Cash paid for interest	$615,929	$1,273,786	$645,722	$1,309,480

Effective January 1, 2014 and through January 26, 2014, the interest rate of approximately 2.488% charged under the securitization was based on three-month LIBOR of 0.238%. Effective January 27, 2014 and through April 24, 2014, the interest rate of approximately 2.489% charged under the securitization was based on three-month LIBOR of 0.239%. Effective April 25, 2014 and through June 30, 2014, the interest rate of approximately 2.479% charged under the securitization was based on three-month LIBOR of 0.229%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company owns all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2014.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4. BORROWINGS  – (continued)

As of June 30, 2014, there were 45 investments in portfolio companies with a total fair value of approximately $325.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of June 30, 2014, TICC had deferred debt issuance balance of approximately $3.1 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2014 and 2013, respectively:

TICC CLO 2012-1 LLC	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Stated interest expense	$1,677,568	$3,339,486	$1,440,154	$2,530,010
Amortization of deferred issuance costs	85,720	170,498	77,659	141,935
Note discount expense	109,780	218,198	110,856	216,005
Total interest expense	$1,873,068	$3,728,182	$1,628,669	$2,887,950
Effective annualized average interest rate	3.13%	3.13%	3.24%	3.43%
Cash paid for interest	$1,679,365	$3,378,870	$1,297,859	$3,313,779

Effective January 1, 2014 and through February 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was 0.238%. Effective February 25, 2014 and through May 26, 2014, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.235%. Effective May 27, 2014 and through June 30, 2014, the interest charged was based on three month LIBOR, which was approximately 0.227%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2014 are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
TICC CLO 2012-1 LLC			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.97715%	175	$883,038	$881,720	$49,379	$1,777,015	$1,755,793	$98,193
Class B-1 Notes	3.72715%	350	188,817	188,668	13,372	379,850	375,495	26,581
Class C-1 Notes	4.97715%	475	289,814	289,641	22,217	582,974	576,366	44,143
Class D-1 Notes	5.97715%	575	317,696	317,539	24,812	639,031	631,832	49,281
Total			$1,679,365	$1,677,568	$109,780	$3,378,870	$3,339,486	$218,198

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2013 are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
TICC CLO 2012-1 LLC			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.02275%	175	$687,519	$762,189	$49,290	$1,809,705	$1,355,574	$94,082
Class B-1 Notes	3.77275%	350	145,210	161,231	13,305	363,148	280,918	25,903
Class C-1 Notes	5.02275%	475	222,096	246,708	22,919	546,995	427,274	45,416
Class D-1 Notes	6.02275%	575	243,034	270,026	25,342	593,931	466,244	50,604
Total			$1,297,859	$1,440,154	$110,856	$3,313,779	$2,530,010	$216,005

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2014 are as follows:

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

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4. BORROWINGS  – (continued)

convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2014, the Company had deferred debt issuance balance of approximately $2.1 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the three and six months ended June 30, 2014 and 2013, respectively:

2017 Convertible Notes	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Stated interest expense	$2,156,250	$4,312,500	$2,180,208	$4,288,542
Amortization of deferred issuance costs	154,332	306,968	152,528	303,380
Total interest expense	$2,310,582	$4,619,468	$2,332,736	$4,591,922
Effective annualized average interest rate	8.06%	8.10%	8.14%	8.05%
Cash paid for interest	$4,312,500	$4,312,500	$5,151,042	$5,151,042

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

As of June 30, 2014, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$17,416,580	$15,955,918	$35,174,767	$26,607,121
Weighted average common shares outstanding – basic	60,214,211	52,544,803	57,311,454	49,075,486
Earnings per common share – basic	$0.29	$0.30	$0.61	$0.54
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$17,416,580	$15,955,918	$35,174,767	$26,607,121
Adjustments for interest on convertible senior notes, base management fees and incentive fees	1,857,027	1,877,238	3,713,209	3,696,107
Net increase in net assets resulting from investment income, as adjusted	$19,273,607	$17,833,156	$38,887,976	$30,303,228
Weighted average common shares outstanding – basic	60,214,211	52,544,803	57,311,454	49,075,486
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	70,247,363	62,577,955	67,344,606	59,108,638
Earnings per common share – diluted	$0.27	$0.28	$0.58	$0.51

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 5. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Earnings per common share – basic:
Net increase in net assets resulting from operations	$13,135,784	$1,456,996	$26,395,914	$22,299,042
Weighted average common shares outstanding – basic	60,214,211	52,544,803	57,311,454	49,075,486
Earnings per common share – basic	$0.22	$0.03	$0.46	$0.45
Earnings per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$13,135,784	$1,456,996	$26,395,914	$22,299,042
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	1,857,027	1,877,238	3,713,209	3,696,107
Net increase in net assets resulting from operations, as adjusted	$14,992,811	$3,334,234	$30,109,123	$25,995,149
Weighted average common shares outstanding – basic	60,214,211	52,544,803	57,311,454	49,075,486
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	70,247,363	62,577,955	67,344,606	59,108,638
Earnings per common share – diluted	$0.21	$0.05	$0.45	$0.44

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.4 million and $1.4 million for the quarters ended June 30, 2014 and 2013, respectively; for the six months ended June 30, 2014 and 2013, TICC incurred pre-incentive fee net investment income incentive fees of approximately $3.1 million and $2.6 million, respectively. The net investment income incentive fee payable to TICC Management as of June 30, 2014 and December 31, 2013, was approximately $1.4 million and $2.2 million, respectively. For the three months ended June 30, 2014, the investment adviser permanently waived $180,000 of the incentive fee.

The capital gains incentive fee expense recorded under the hypothetical liquidation calculation for the quarter ended June 30, 2014 resulted in an accrual reversal of approximately $0.9 million compared with an accrual reversal of approximately $2.9 million for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the capital gains incentive fee liability under the hypothetical liquidation calculation was reduced by approximately $3.0 million compared with a reduction of approximately $2.7 million for the six months ended June 30, 2013. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable as of June 30, 2014 and December 31, 2013 was approximately $0.8 million and $3.9 million, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

For the quarters ended June 30, 2014 and 2013, respectively, TICC incurred base investment advisory fees of approximately $5.4 million and $4.9 million in accordance with the terms of the Investment Advisory Agreement; for the first two quarters of 2014 and 2013, TICC incurred investment advisory fees of approximately $10.4 million and $9.0 million, respectively. The base investment advisory fee payable as of June 30, 2014 and December 31, 2013 was approximately $5.4 million and $5.0 million, respectively. For the quarters ended June 30, 2014 and 2013, TICC incurred approximately $511,000 and $303,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the six months ended June 30, 2014 and 2013, TICC incurred compensation expenses of approximately $927,000 and $614,000, respectively. As of June 30, 2014 and December 31, 2013 approximately $232,000 and $24,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $18,000 and $20,000 for reimbursement of facility costs allocated under the Administration Agreement for the quarters ended June 30, 2014 and 2013, respectively; for the six months ended June 30, 2014 and 2013, TICC incurred approximately $37,000 and $42,000, respectively. As of June 30, 2014 and December 31, 2013 approximately $0 remained payable at the end of each respective period.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

The Company paid a dividend of $0.29 per share on both March 31, 2014 and June 30, 2014. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2014 was $9.71, and at December 31, 2013 was $9.85. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended June 30, 2014 and 2013, the Company recorded approximately $0.4 million and $1.0 million in PIK income, respectively. For the six months ended June 30, 2014, the Company recorded approximately $0.7 million and $1.2 million in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $0.7 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $1.4 million and $2.2 million for the six months ended June 30, 2014 and 2013, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

For the three months ended June 30, 2014, the Company recorded other income of approximately $1.8 million which includes approximately $1.5 million representing amendment and prepayment fees associated with several of the Company’s debt investments. For the three months ended June 30, 2013, the Company recorded other income of approximately $2.0 million. For the six months ended June 30, 2014, the Company recorded approximately $2.4 million which includes approximately $2.0 million representing amendment and prepayment fees associated with several of the Company’s debt investments. For the six months ended June 30, 2013, TICC recorded other income of approximately $2.7 million.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2014 and 2013, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $14.8 million in such distributions during the quarter ended June 30, 2014, compared to approximately $10.7 million during the quarter ended June 30, 2013. The Company earned approximately $29.9 million in such distributions during the six months ended June 30, 2014, compared with approximately $19.4 million during the six months ended June 30, 2013.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June, 2014 and 2013, respectively, are as follows:

	Three Months Ended June 30, 2014 (unaudited)	Three Months Ended June 30, 2013 (unaudited)	Six Months Ended June 30, 2014 (unaudited)	Six Months Ended June 30, 2013 (unaudited)
Per Share Data
Net asset value at beginning of period	$9.78	$10.02	$9.85	$9.90
Net investment income(1)	0.29	0.30	0.61	0.54
Net realized and unrealized capital gains(2)	(0.07)	(0.27)	(0.15)	(0.09)
Total from net investment operations	0.22	0.03	0.46	0.45
Distributions per share from net investment income	(0.29)	(0.29)	(0.58)	(0.58)
Distributions based on weighted average share impact	—	(0.01)	(0.02)	(0.03)
Total distributions(3)	(0.29)	(0.30)	(0.60)	(0.61)
Effect of shares issued, net of offering expenses	—	—	—	0.01
Net asset value at end of period	$9.71	$9.75	$9.71	$9.75
Per share market value at beginning of period	$9.78	$9.95	$10.34	$10.12
Per share market value at end of period	$9.90	$9.62	$9.90	$9.62
Total return(4)	4.19%	(0.40)%	1.47%	0.78%
Shares outstanding at end of period	60,267,093	52,632,665	60,267,093	52,632,665
Ratios/Supplemental Data
Net assets at end of period (000’s)	585,231	513,343	585,231	513,343
Average net assets (000’s)	587,170	523,048	559,935	488,381
Ratio of expenses to average net assets:
Expenses before incentive fees(5)	8.14%	8.40%	8.34%	8.44%
Net investment income incentive fees(5)	0.97%	1.06%	1.11%	1.08%
Capital gains incentive fees(5)	(0.58)%	(2.22)%	(1.09)%	(1.10)%
Total ratio of expenses to average net assets(5)	8.53%	7.24%	8.36%	8.42%
Ratio of expenses, excluding interest expense, to average net assets(5)	5.17%	3.63%	4.85%	4.73%
Ratio of net investment income to average net assets(5)	11.86%	12.20%	12.56%	10.90%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 12. FINANCIAL HIGHLIGHTS  – (continued)

(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.

NOTE 13. CASH AND CASH EQUIVALENTS

At June 30, 2014 and December 31, 2013, respectively, cash and cash equivalents consisted of:

	June 30, 2014	December 31, 2013
Cash Equivalents	$—	$—
Cash	18,095,424	14,933,074
Restricted Cash	44,447,219	32,428,248
Total Cash and Cash Equivalents	$62,542,643	$47,361,322

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

As of June 30, 2014, the Company had a delayed draw commitment of approximately $2.25 million for its debt investment in CRCI Holdings, for which TICC receives a ticking fee of 1.25% per annum on the delayed draw until it’s funded. Subsequent to June 30, 2014, the entire delayed draw commitment was funded.

As of June 30, 2014, the Company had commitments of up to approximately $16.0 million to purchase additional debt investments. Subsequent to June 30, 2014, the Company was allocated approximately $13.5 million on those commitments.

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

NOTE 15. SUBSEQUENT EVENTS

On July 31, 2014, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2014 to shareholders of record as of September 16, 2014.

SCHEDULE 12-14

TICC CAPITAL CORP.

INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness		Amount of Income or Dividends Credited to Income(2)	Value as of December 31, 2013	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized (Loss)/Gain	Value as of June 30, 2014
CONTROL INVESTMENT:
Algorithmic Implementations, Inc. (d/b/a“Ai Squared”)	Senior Secured Notes		$687.3	$13,900.0	$—	$—	$—	$13,900.0
	Common Stock (1)		—	2,150.0	—	—	(740.0)	1,410.0
Total Control Investment			687.3	16,050.0	—	—	(740.0)	15,310.0
AFFILIATED INVESTMENT:
Nextag, Inc.(5)	Senior Secured Notes		—	5,506.7	—	(9,417.4)	3,910.7	—
			—	5,506.7	—	(9,417.4)	3,910.7	—
Nextag, Inc.	Senior Secured Notes		14.7	—	2,162.7	—	—	2,162.7
	Common Stock	(1)	—	—	2,004.0	—	16.7	2,020.7
			14.7	—	4,166.7	—	16.7	4,183.4
Total Affiliated Investment			14.7	5,506.7	4,166.7	(9,417.4)	3,927.4	4,183.4
TOTAL CONTROL AND AFFILIATED INVESTMENTS			$702.0	$21,556.7	$4,166.70	$(9,417.4)	$3,187.4	$19,493.4

(1)	Common stock is non-income producing.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(3)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(4)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include approximately $5.3 million in realized losses in connection with the restructuring of our investment held in Nextag, Inc.
(5)	Represents previously held investment in Nextag, Inc. which was restructured on June 4, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31,

2013, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing in corporate debt securities. We have also invested and may continue to invest in structured finance investments, including CLO vehicles, which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of June 30, 2014, our debt investments had stated interest rates of between 3.93% and 15.00% and maturity dates of between 25 and 130 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.2%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended June 30, 2014, we recognized approximately $0.4 million from PIK interest income associated with our investments in Nextag, Inc., Unitek Global Solutions, Inc., Merrill Communications, LLC and RBS Holding Company compared to PIK interest of approximately $0.1 million for the quarter ended June 30, 2013. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the quarter ended June 30, 2014, we closed approximately $178.3 million in portfolio investments, including additional investments of approximately $75.2 million in existing portfolio companies and approximately $103.1 million in new portfolio companies. During the quarter ended June 30, 2014, we recognized a total of $116.6 million from repayments on debt investments, and we recognized approximately $33.4 million from the sale of portfolio investments. We realized net losses on investments during the quarter ended June 30, 2014 in the amount of approximately $7.8 million. For the quarter ended June 30, 2014, we had net unrealized appreciation of approximately $3.5 million.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at June 30, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$21.0	$657.1	$678.1
Senior Unsecured Notes	0.0	0.0	6.1	6.1
CLO Debt	0.0	0.0	21.5	21.5
CLO Equity	0.0	0.0	264.6	264.6
Common Stock	0.0	0.0	14.5	14.5
Preferred Shares	0.0	0.0	0.0	0.0
Warrants to purchase equity	0.0	0.0	0.1	0.1
Total	$0.0	$21.0	$963.9	$984.9

A reconciliation of the fair value of investments for the three months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
Realized gains (losses) included in earnings	(4.7)	0.0	0.1	(2.2)	(0.4)	(0.2)	(0.4)	(7.8)
Unrealized (depreciation) appreciation included in earnings	3.1	0.0	(0.1)	0.0	0.1	0.2	0.2	3.5
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	150.1	0.0	0.0	26.1	2.0	0.0	0.0	178.2
Repayments and Sales	(118.8)	0.0	(1.9)	(29.0)	0.0	0.0	(0.3)	(150.0)
Payment in Kind income	0.3	0.1	0.0	0.0	0.0	0.0	0.0	0.4
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.7)	$0.0	$(0.1)	$(2.9)	$(0.4)	$0.0	$(0.3)	$(4.4)

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the six months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(6.2)	0.0	0.7	(2.2)	(0.4)	(0.2)	(0.4)	(8.7)
Unrealized (depreciation) appreciation included in earnings	3.5	0.1	(0.7)	(1.8)	(0.9)	(0.2)	(0.1)	(0.1)
Accretion of discount	1.2	0.0	0.2	0.0	0.0	0.0	0.0	1.4
Purchases	198.7	0.0	0.0	60.6	2.0	0.0	0.0	261.3
Repayments and Sales	(168.4)	0.0	(7.6)	(29.1)	0.0	0.0	(0.3)	(205.4)
Payment in Kind income	0.5	0.2	0.0	0.0	0.0	0.0	0.0	0.7
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.1	$0.0	$(0.1)	$(4.1)	$(1.3)	$0.0	$(0.4)	$(5.8)

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Subordinated Notes	0.0	0.0	0.0	0.0
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

A reconciliation of the fair value of investments for the three months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2013	$557.3	$5.3	$44.8	$192.3	$0.0	$11.5	$2.1	$0.5	$813.8
Realized gains (losses) included in earnings	0.3	0.0	2.4	(0.8)	0.0	0.0	0.0	0.0	1.9
Unrealized (depreciation) appreciation included in earnings	(4.8)	0.0	(2.4)	(9.9)	0.0	3.0	(1.8)	0.0	(15.9)
Accretion of discount	0.7	0.0	0.3	0.0	0.0	0.0	0.0	0.0	1.0
Purchases(1)	165.5	0.0	6.3	19.1	0.0	0.0	0.0	0.0	190.9
Repayments and Sales	(92.3)	0.0	(6.4)	(4.8)	0.0	0.0	0.0	0.0	(103.5)
Payment in Kind income	0.9	0.0	0.0	0.0	0.0	0.0	0.1	0.0	1.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(4.0)	$0.0	$(0.2)	$(10.3)	$0.0	$3.0	$(1.8)	$0.0	$(13.3)

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the six months ended June 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized gains (losses) included in earnings	1.1	0.6	7.6	(0.8)	0.0	0.0	0.0	0.0	8.5
Unrealized (depreciation) appreciation included in earnings	0.7	2.7	(5.4)	(14.7)	0.0	6.7	(2.5)	0.0	(12.5)
Accretion of discount	1.5	0.0	0.7	0.0	0.0	0.0	0.0	0.0	2.2
Purchases(1)	270.6	3.1	11.4	106.9	0.0	3.4	0.0	0.0	395.4
Repayments and Sales(1)	(132.4)	(1.1)	(24.9)	(4.8)	(0.1)	0.0	0.0	0.0	(163.3)
Payment in Kind income	1.0	0.0	0.0	0.0	0.0	0.0	0.2	0.0	1.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$1.3	$2.7	$1.0	$(15.1)	$0.0	$6.7	$(2.5)	$0.0	$(5.9)

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $984.9 million and $931.6 million as of June 30, 2014 and December 31, 2013, respectively. The increase in investments during the six months ended June 30, 2014 was due primarily to purchases of investments of approximately $265.3 million, partially offset by debt repayments and sales of securities totaling approximately $205.4 million. Funding for these new investments was provided by an equity capital raise totaling $66.4 million and the deployment of capital available as of December 31, 2013.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2014, we recognized proceeds of approximately $33.4 million largely from the aggregate proceeds from the sale of several CLO equity investments ($21.8 million), whereas for the year ended December 31, 2013, we recognized proceeds of approximately $118.5 million from the sales of securities. Also, during the quarter ended June 30, 2014, we had repayments and amortization payments of approximately $116.6 million, whereas for the year ended December 31, 2013, we had repayments and amortization payments of approximately $203.9 million.

As of June 30, 2014, we had investments in debt securities of, or loans to, 59 portfolio companies, with a fair value of approximately $705.7 million, and equity investments in 33 portfolio companies, with a fair value of approximately $279.2 million. These debt investments included approximately $0.7 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

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

A reconciliation of the investment portfolio for the six months ended June 30, 2014 and the year ended December 31, 2013 follows:

	June 30, 2014	December 31, 2013
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$931.6	$667.5
Portfolio Investments Acquired	265.3	577.5
Debt repayments	(150.9)	(203.9)
Sales of securities	(54.5)	(118.5)
Payment in Kind(1)	0.7	2.1
Original Issue Discount	1.4	3.7
Net Unrealized Depreciation(2)	—	(3.2)
Net Realized (Losses) Gains	(8.7)	6.4
	$984.9	$931.6

(1)	Includes rounding adjustments to reconcile period balances at December 31, 2013.
(2)	The total net unrealized depreciation for the six months ended June 30, 2014 is approximately $49,000 and rounds to zero for this presentation.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2014	$178.3	$116.6	$33.4
March 31, 2014	87.0	34.3	21.1
Total	$265.3	$150.9	$54.5
December 31, 2013	$85.2	$66.0	$26.2
September 30, 2013	85.0	22.3	39.6
June 30, 2013	190.8	85.8	17.7
March 31, 2013	216.5	29.8	35.0
Total	$577.5	$203.9	$118.5

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$678.1	68.8%	$644.7	69.2%
Senior Unsecured Notes	6.1	0.6%	5.8	0.6%
CLO Debt	21.5	2.2%	28.9	3.1%
CLO Equity	264.6	26.9%	237.1	25.5%
Common Stock	14.5	1.5%	13.8	1.5%
Preferred Shares	0.0	0.0%	0.4	0.0%
Warrants	0.1	0.0%	0.9	0.1%
Total	$984.9	100.0%	$931.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$286.1	29.0%	$266.0	28.6%
Business services	106.9	10.8%	69.5	7.4%
Software	85.7	8.7%	77.2	8.3%
Telecommunication services	85.1	8.6%	51.7	5.5%
Printing and publishing	75.1	7.6%	69.9	7.5%
Enterprise software	63.2	6.4%	38.9	4.2%
Financial intermediaries	62.9	6.4%	71.7	7.7%
IT consulting	26.4	2.6%	26.8	2.9%
Logistics	24.2	2.5%	20.5	2.2%
Retail	21.0	2.1%	39.0	4.2%
Computer hardware	21.0	2.1%	9.7	1.0%
Consumer services	20.5	2.1%	24.0	2.6%
Healthcare	18.3	1.9%	23.0	2.5%
Travel	15.7	1.6%	26.3	2.8%
Radio and television	14.6	1.5%	10.3	1.1%
Education	11.6	1.2%	6.6	0.7%
Leisure goods	9.8	1.0%	10.0	1.1%
Utlities	7.5	0.8%	10.0	1.1%
IT outsourcing	6.6	0.7%	6.9	0.7%
Auto parts manufacturer	6.0	0.6%	12.0	1.3%
Packaging and containers	5.0	0.5%	5.0	0.5%
Clothing	4.6	0.5%	4.6	0.5%
Electronics	3.6	0.4%	3.9	0.4%
Pharmaceutical	3.5	0.4%	3.5	0.4%
Chemicals and plastics	0.0	0.0%	28.6	3.1%
IT value-added reseller	0.0	0.0%	0.5	0.1%
Grocery	0.0	0.0%	6.9	0.7%
Advertising	0.0	0.0%	5.1	0.5%
Insurance	0.0	0.0%	3.5	0.4%
Total	$984.9	100.0%	$931.6	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2014 and December 31, 2013, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2014 and December 31, 2013, our debt investment portfolio was graded as follows:

		June 30, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	629.3	88.0%	627.2	88.9%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	86.1	12.0%	78.5	11.1%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	—	0.0%	—	0.0%
		$715.4	100.0%	$705.7	100.0%

		December 31, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	593.6	85.3%	589.1	86.7%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	91.9	13.2%	84.8	12.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	10.0	1.5%	5.5	0.8%
		$695.5	100.0%	$679.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2014 to the three months ended June 30, 2013.

Investment Income

As of June 30, 2014, our debt investments had stated interest rates of between 3.93% and 15.00% and maturity dates of between 25 and 130 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.2%, compared with 8.5% as of June 30, 2013. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended June 30, 2014 was approximately $29.9 million compared to approximately $25.4 million for the three months ended June 30, 2013. This increase was due largely to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of June 30, 2014 and June 30, 2013 was approximately $715.4 million and $696.9 million, respectively. For the quarter ended June 30, 2014, investment income consisted of approximately $12.2 million in cash interest from portfolio investments, approximately $0.7 million in amortization of original issue and market discount, approximately $14.8 million in distributions from the equity interest in securitized vehicle investments, as well as approximately $0.4 million in PIK interest income.

For the quarter ended June 30, 2014, other income of approximately $1.8 million was recorded, including approximately $0.3 million representing fees associated with four of our CLO equity investments, compared to other income of approximately $2.0 million for the quarter ended June 30, 2013. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the quarter ended June 30, 2014 were approximately $12.5 million, which includes the capital gains incentive fee accrual reversal of approximately $0.9 million.

Expenses before incentive fees, for the quarter ended June 30, 2014, were approximately $11.9 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $1.0 million from the quarter ended June 30, 2013, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and Convertible Notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the quarter ended June 30, 2013 were approximately $11.0 million.

The investment advisory base fee for the quarter ended June, 2014 was approximately $5.4 million and the investment advisory fee in the comparable period in 2013 was approximately $4.9 million. The increase in the base management fee is due to an increase in average gross assets. At each of June 30, 2014 and December 31, 2013, respectively, approximately $6.9 million and $7.1 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the second quarter of 2014 was approximately $4.9 million, which was directly related to our debt securitization financing transactions as well as our Convertible Note transaction. Interest expense for the second quarter of 2013 was approximately $4.7 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the three months ended June 30, 2014, the total interest expense under the securitization was approximately $750,000, comprised of stated interest expense (approximately $635,000), accreted discount (approximately $40,000) and amortized deferred debt issuance costs (approximately $75,000). The accrued interest payable on the Class A Notes during the second quarter of 2014 was approximately $467,000. At December 31, 2013, interest expense of approximately $476,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources — Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2014. For further information on this securitization, see “— Liquidity and Capital Resources — Borrowings.”

For the three months ended June 30, 2014, the aggregate interest expense under the securitization was approximately $1.9 million, comprised of stated interest expense (approximately $1.7 million), accreted discount (approximately $0.1 million) and amortized deferred debt issuance costs (approximately $0.1 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the second quarter of 2014 was approximately $644,000. At December 31, 2013, aggregate interest expense of approximately $683,000 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the three months ended June 30, 2014, the aggregate interest expense on the Convertible Notes was approximately $2.3 million, comprised of stated interest expense (approximately $2.2 million) and amortized deferred debt issuance costs (approximately $0.1 million). The accrued interest payable on the Convertible Notes during the second quarter of 2014 was approximately $1.4 million. At December 31, 2013, aggregate interest expense on the Convertible Notes of approximately $1.4 million remained payable.

The table below summarizes the components of interest expense for the three months ended June, 2014 and 2013:

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$635.1	$39.6	$75.4	$750.1	$648.1	$39.6	$75.4	$763.1
TICC CLO 2012-1 LLC Class A-1 Notes	881.7	49.4	—	931.1	762.2	49.3	—	811.5
TICC CLO 2012-1 LLC Class B-1 Notes	188.7	13.4	—	202.1	161.2	13.3	—	174.5
TICC CLO 2012-1 LLC Class C-1 Notes	289.6	22.2	—	311.8	246.7	22.9	—	269.6
TICC CLO 2012-1 LLC Class D-1 Notes	317.5	24.8	—	342.3	270.0	25.4	—	295.4
TICC CLO 2012-1 amortization of deferred debt	—	—	85.7	85.7	—	—	77.7	77.7
2017 Convertible Notes	2,156.3	—	154.3	2,310.6	2,180.2	—	152.5	2,332.7
Total	$4,468.9	$149.4	$315.4	$4,933.7	$4,268.4	$150.5	$305.6	$4,724.5

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $268,000 for the quarter ended June 30, 2014, compared to approximately $451,000 for the quarter ended June 30, 2013. This decrease was primarily the result of the timing of certain professional services fees, which decreased by approximately $175,000.

Compensation expenses were approximately $511,000 for the quarter ended June 30, 2014 compared to approximately $303,000 for the quarter ended June 30, 2013, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2014 and December 31, 2013, respectively, approximately $232,000 and $24,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, market data services, facilities costs and other expenses, were approximately $791,000 for the three months ended June 30, 2014 compared to approximately $625,000 for the same period in 2013. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the second quarter of 2014 was approximately $1.4 million compared to $1.4 million in the second quarter of 2013. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). For the quarter ended June 30, 2014, the investment adviser permanently waived $180,000 of the net investment income incentive fee.

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The capital gains incentive fee expense for the quarter ended June 30, 2014 resulted in an accrual reversal of approximately $856,000 as a result of the net impact of net unrealized appreciation and net realized losses on our portfolio for the quarter ended June 30, 2014. For the quarter ended June 30, 2013, an accrual reversal of approximately $2.9 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2014, we recorded net realized losses on investments of approximately $7.8 million, which represents the loss on the restructuring of our debt investment in Nextag Inc. of approximately $5.3 and net realized losses from the sale and repayment of several other of our debt and equity investments which totaled approximately $2.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2014, we had net unrealized appreciation of approximately $3.5 million, comprised of $8.0 million in gross unrealized appreciation, $12.4 million in gross unrealized depreciation and approximately $7.9 million relating to the reversal of prior period net unrealized depreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2014 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Nextag, Inc.	$5.9
Jersey Street CLO, Ltd.	1.6
Lightpoint CLO VIII, Ltd.	1.4
Mountain Hawk III CLO, Ltd.	1.0
Integra Telecom Holdings, Inc.	0.7
Other CLO equity related investments	0.7
Cedar Funding II CLO, Ltd.	0.6
Ares XXIX CLO Ltd.	0.6
Fusionstorm, Inc.	0.5
Serena Software Inc.	0.5
Stratus Technologies, Inc.	(0.5)
Shackleton 2013-III CLO, Ltd.	(0.5)
ACA CLO 2007-1, Ltd.	(0.6)
Galaxy XV CLO, Ltd.	(0.6)
Ares XXVI CLO Ltd.	(0.6)
AMMC CLO XII, Ltd.	(0.6)
RBS Holding Company	(0.9)
Telos CLO 2014-5, Ltd.	(0.9)
Stone Tower CLO VII Ltd.	(0.9)
Merrill Communications, LLC.	(1.0)
Columbus Park CDO Ltd.	(1.5)
Net all other	(1.4)
Total	$3.5

For the quarter ended June 30, 2013, we recorded net realized gains on investments of approximately $1.9 million, which primarily represented the gain on the sale of several of our CLO debt and equity investments which totaled approximately $1.6 million.

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

Portfolio Company	Changes in Unrealized appreciation (depreciation)
Merrill Communications, LLC	$2.4
Band Digital Inc	1.5
Carlyle 2013-2 Sub	0.6
Integra Telecom Holdings, Inc.	0.6
Rampart 2007-1A CLO Equity	0.5
Galaxy 2013-15A Sub	0.4
Columbus Park 2008-1A Sub	0.4
Jersey Street 2006-1A CLO LTD.	(0.4)
Gale 2007-4A CLO	(0.4)
Compucom Systems, Inc.	(0.4)
ACA CLO 2006-2, Limited	(0.5)
First Data Corporation	(0.5)
Canaras CLO Equity – 2007-1A, 1X	(0.6)
Lightpoint CLO VII LTD 2007-8	(0.7)
ACA CLO 2007-1a sub	(0.7)
Unitek Global Services, Inc.	(0.8)
Marea 2012-1A CLO	(0.9)
Pegasus Solutions, Inc.	(0.9)
SourceHov, LLC	(0.9)
Jackson Hewitt, Inc.	(1.4)
Sargas CLO 2006-1A	(1.6)
Pegasus Solutions, Inc.	(1.7)
Stone Tower CLO LTD 2007 7X	(1.9)
Hewetts Island CDO III 2005-1A D	(2.2)
Catamaran CLO Ltd.	(2.4)
Net all other	(3.9)
Total	$(16.4)

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended June 30, 2014 and 2013 was approximately $17.4 million and $16.0 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio. These were partially offset by increased interest expense, higher management fees as well as higher capital gains incentive fees.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $856,000, core net investment income for the quarter ended June 30, 2014 was approximately $16.6 million compared to approximately $13.1 million for the same period in 2013.

Based on weighted-average shares outstanding of 60,214,211 (basic) and 70,247,363 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended June 30, 2014 was approximately $0.29 (basic) and $0.27 (diluted), compared to approximately $0.30 per share (basic) and $0.28 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share for the quarter ended June 30, 2014 would have been $0.28 (basic) and $0.26 (diluted), compared to $0.25 per share (basic) and $0.24 per share (diluted), for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $13.1 million for the quarter ended June 30, 2014, compared to a net increase of approximately $1.5 million for the comparable period in 2013. This increase was attributable to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well greater unrealized appreciation. This increase was partially offset by increased interest expense, higher management fees, greater capital gains incentive fees as well as higher realized losses.

Based on weighted-average shares outstanding of 60,214,211 (basic) and 70,247,363 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended June 30, 2014 was approximately $0.22 (basic) and approximately $0.21 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.03 (basic) and $0.05 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, we would have had a core net increase in net assets resulting from operations per common share of $0.20 (basic and diluted) compared to a core net decrease in net assets resulting from operations of $0.03 per share (basic) and a core net increase in net assets resulting from operations of $0.01 per share (diluted) for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2014 to the six months ended June 30, 2013.

Investment Income

As of June 30, 2014, our debt investments had stated interest rates of between 3.93% and 15.00% and maturity dates of between 25 and 130 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.2%, compared with 8.5% as of June 30, 2013. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the six months ended June 30, 2014 was approximately $58.6 million compared to approximately $47.2 million for the six months ended June 30, 2013. This increase was due largely to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of June 30, 2014 and June 30, 2013 was approximately $715.4 million and $696.9 million, respectively. For the six months ended June 30, 2014, investment income consisted of approximately $24.2 million in cash interest from portfolio investments, approximately $1.4 million in amortization of original issue and market discount, approximately $29.9 million in distributions from the equity interest in securitized vehicle investments, as well as approximately $0.7 million in PIK interest income.

For the six months ended June 30, 2014, other income of approximately $2.4 million was recorded, including approximately $0.5 million representing fees associated with four of our CLO equity investments, compared to other income of approximately $2.7 million for the six months ended June 30, 2013. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the six months ended June 30, 2014 were approximately $23.4 million, which includes the capital gains incentive fee accrual reversal of approximately $3.0 million.

Expenses before incentive fees, for the six months ended June 30, 2014, were approximately $23.3 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $2.7 million from the six months ended June 30, 2013, attributable primarily to higher interest expense associated with the secured notes issued under our debt securitization transactions and Convertible Notes issued in September 2012 and increased investment advisory fees (consisting of the base management fee). Expenses before incentive fees for the six months ended June 30, 2013 were approximately $20.6 million.

The investment advisory base fee for the six months ended June, 2014 was approximately $10.4 million and the investment advisory fee in the comparable period in 2013 was approximately $9.0 million. The increase in the base management fee is due to an increase in average gross assets. At each of June 30, 2014 and December 31, 2013, respectively, approximately $6.9 million and $7.1 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the six months ended June 30, 2014 was approximately $9.8 million, which was directly related to our debt securitization financing transactions as well as our Convertible Note transaction. Interest expense for the six months ended June 30, 2013 was approximately $9.0 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the six months ended June 30, 2014, the total interest expense under the securitization was approximately $1.5 million, comprised of stated interest expense (approximately $1.3 million), accreted discount (approximately $79,000) and amortized deferred debt issuance costs (approximately $150,000). The accrued interest payable on the Class A Notes during the second quarter of 2014 was approximately $467,000. At December 31, 2013, interest expense of approximately $476,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2014. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

For the six months ended June 30, 2014, the aggregate interest expense under the securitization was approximately $3.7 million, comprised of stated interest expense (approximately $3.3 million), accreted discount (approximately $0.2 million) and amortized deferred debt issuance costs (approximately $0.2 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the second quarter of 2014 was approximately $644,000. At December 31, 2013, aggregate interest expense of approximately $683,000 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the six months ended June 30, 2014, the aggregate interest expense on the Convertible Notes was approximately $4.6 million, comprised of stated interest expense (approximately $4.3 million) and amortized deferred debt issuance costs (approximately $0.3 million). The accrued interest payable on the Convertible Notes during the second quarter of 2014 was approximately $1.4 million. At December 31, 2013, aggregate interest expense on the Convertible Notes of approximately $1.4 million remained payable.

The table below summarizes the components of interest expense for the six months ended June, 2014 and 2013:

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$1,265.0	$78.7	$150.0	$1,493.7	$1,294.8	$78.6	$150.0	$1,523.4
TICC CLO 2012-1 LLC Class A-1 Notes	1,755.8	98.2	—	1,854.0	1,355.6	94.1	—	1,449.7
TICC CLO 2012-1 LLC Class B-1 Notes	375.5	26.6	—	402.1	280.9	25.9	—	306.8
TICC CLO 2012-1 LLC Class C-1 Notes	576.4	44.1	—	620.5	427.3	45.4	—	472.7
TICC CLO 2012-1 LLC Class D-1 Notes	631.8	49.3	—	681.1	466.2	50.6	—	516.8
TICC CLO 2012-1 amortization of deferred debt	—	—	170.5	170.5	—	—	142.0	142.0
2017 Convertible Notes	4,312.5	—	307.0	4,619.5	4,288.5	—	303.4	4,591.9
Total	$8,917.0	$296.9	$627.5	$9,841.4	$8,113.3	$294.6	$595.4	$9,003.3

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.0 million for the six months ended June 30, 2014, compared to approximately $1.1 million for the six months ended June 30, 2013. This decrease was primarily the result of the timing of certain professional services.

Compensation expenses were approximately $927,000 for the six months ended June 30, 2014 compared to approximately $614,000 for the six months ended June 30, 2013, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2014 and December 31, 2013, respectively, approximately $232,000 and $24,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, market data services, facilities costs and other expenses, were approximately $1.2 million for the six months ended June 30, 2014 compared to approximately $913,000 for the same period in 2013. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the six months ended June 30, 2014 was approximately $3.1 million compared to $2.6 million for the six months ended June 30, 2013. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). For the six months ended June 30, 2014, the investment adviser permanently waived $180,000 of the net investment income incentive fee.

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The capital gains incentive fee expense for the six months ended June 30, 2014 resulted in an accrual reversal of approximately $3.0 million as a result of the impact of net unrealized depreciation and net realized losses on our portfolio for the six months ended June 30, 2014. For the quarter ended June 30, 2013, an accrual reversal of approximately $2.7 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2014, we recorded net realized losses on investments of approximately $8.7 million, which represents the loss on the restructuring of our debt investment in Nextag Inc. of approximately $5.3 million and net realized losses from the sale and repayment of several of our debt and equity investments which totaled approximately $3.4 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2014, we had net unrealized depreciation of approximately $49,000, comprised of $9.6 million in gross unrealized appreciation, $15.3 million in gross unrealized depreciation and approximately $5.7 million relating to the reversal of prior period net unrealized depreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2014 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Nextag, Inc.	$3.9
Lightpoint CLO VIII, Ltd.	1.3
Mmodal, Inc.	1.2
Mountain Hawk III CLO, Ltd.	1.0
Jersey Street CLO, Ltd.	0.9
Other CLO equity related investments	0.6
Ares XXIX CLO Ltd.	0.6
Ivy Hill Middle Market Credit Fund VII, Ltd.	0.6
Marea CLO, Ltd.	0.6
Global Tel Link Corp.	0.6
Serena Software Inc.	0.5
Shackleton 2013-III CLO, Ltd.	(0.5)
Ares XXVI CLO Ltd.	(0.6)
Algorithmic Implementations, Inc.	(0.7)
Merrill Communications, LLC	(0.8)
Stone Tower CLO VII Ltd.	(0.9)
Telos CLO 2014-5, Ltd.	(0.9)
Columbus Park CDO Ltd.	(1.4)
ACA CLO 2007-1, Ltd.	(1.5)
Catamaran CLO 2012-1 Ltd.	(1.8)
RBS Holding Company	(1.9)
Net all other	(0.8)
Total(1)	$(0.0)

(1)	Total net unrealized depreciation for the six months ended June 30, 2014 is approximately $49,000.

For the six months ended June 30, 2013, we recorded net realized gains on investments of approximately $8.5 million, which primarily represented the gain on the sale of several of our CLO debt and equity investments which totaled approximately $6.8 million.

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

Portfolio Company	Changes in Unrealized appreciation (depreciation)
Merrill Communications, LLC	$9.6
Band Digital Inc.	1.3
Carlyle 2013-2 Sub	0.6
Integra Telecom Holdings, Inc.	0.6
Lightpoint CLO 2005-3X	0.5
Gale 2007-4A CLO	(0.5)
Flagship 2005-4A D	(0.6)
Nextag, Inc	(0.7)
Lightpoint CLO VII LTD 2007-8	(0.7)
Unitek Global Services, Inc.	(0.7)
ACA CLO 2007-1a sub	(0.7)
CIFC CLO – 2006-1A B2L	(0.8)
Jersey Street 2006-1A CLO LTD.	(0.8)
ACA CLO 2006-2, Limited	(0.9)
Landmark V CDO LTD.	(0.9)
Marea 2012-1A CLO	(1.0)
Lightpoint CLO VII LTD 2007-7	(1.3)
Canaras CLO Equity – 2007-1A, 1X	(1.4)
Lightpoint CLO 2007-8A	(1.7)
Sargas CLO 2006-1A	(2.0)
Hewetts Island CDO III 2005-1A D	(2.2)
Catamaran CLO Ltd.	(2.5)
Stone Tower CLO LTD 2007 7X	(3.2)
Pegasus Solutions, Inc.	(3.5)
Net all other	0.7
Total	$(12.8)

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2014 and 2013 was approximately $35.2 million and $26.6 million, respectively. This increase was due to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees. These were partially offset by increased interest expense and higher management fees.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $3.0 million, core net investment income for the six months ended June 30, 2014 was approximately $32.1 million compared to approximately $23.9 million for the same period in 2013.

Based on weighted-average shares outstanding of 57,311,454 (basic) and 67,344,606 (diluted), the net increase in net assets resulting from net investment income per common share for the six months ended June 30, 2014 was approximately $0.61 (basic) and $0.58 (diluted), compared to approximately $0.54 per share (basic) and $0.51 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share for the six months ended June 30, 2014 would have been $0.56 (basic) and $0.53 (diluted), compared to $0.49 per share (basic) and $0.47 per share (diluted), for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $26.4 million for the six months ended June 30, 2014, compared to a net increase of approximately $22.3 million for the comparable period in 2013. This increase was attributable to an increase in the amount of performing assets in the portfolio and distributions from the CLO equity investments in our portfolio as well greater unrealized appreciation and lower capital gains incentive fees. This increase was partially offset by greater interest expense, higher management fees as well as higher realized losses.

Based on weighted-average shares outstanding of 57,311,454 (basic) and 67,344,606 (diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2014 was approximately $0.46 (basic) and approximately $0.45 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.45 (basic) and $0.44 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, we would have had a core net increase in net assets resulting from operations per common share of $0.41 (basic) and $0.40 (diluted) compared to a core net increase in net assets resulting from operations of $0.40 per share (basic) and $0.39 per share (diluted) for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

The following tables provide a reconciliation of net investment income to core net investment income (for the three and six months ended June 30, 2014 and 2013, respectively):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$17,416,580	$0.289	$35,174,767	$0.614
Capital gains incentive fee	(856,158)	(0.014)	(3,034,889)	(0.053)
Core net investment income	$16,560,422	$0.275	$32,139,878	$0.561

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$15,955,918	$0.304	$26,607,121	$0.542
Capital gains incentive fee	(2,899,772)	(0.055)	(2,684,418)	(0.055)
Core net investment income	$13,056,146	$0.249	$23,922,703	$0.487

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and six months ended June 30, 2014 and 2013, respectively):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$13,135,784	$0.218	$26,395,914	$0.461
Capital gains incentive fee	(856,158)	(0.014)	(3,034,889)	(0.053)
Core net increase in net assets resulting from operations	$12,279,626	$0.204	$23,361,025	$0.408

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$1,456,996	$0.028	$22,299,042	$0.454
Capital gains incentive fee	(2,899,772)	(0.055)	(2,684,418)	(0.055)
Core net increase in net assets resulting from operations	$(1,442,776)	$(0.027)	$19,614,624	$0.399

In addition, the following ratio is presented to supplement the financial highlights included in Note 12 to the financial statements:

	2014		2013
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Ratio of core net investment income to average net assets, for the three and six months ended June 30, 2014 and 2013, respectively	11.28%	11.47%	9.98%	9.80%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and six months ended June 30, 2014 and 2013, respectively.

	2014		2013
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Ratio of net investment income to average net assets	11.86%	12.56%	12.20%	10.90%
Ratio of capital gain incentive fee to average net assets	(0.58)%	(1.09)%	(2.22)%	(1.10)%
Ratio of core net investment income to average net assets	11.28%	11.47%	9.98%	9.80%

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June, 2014, cash and cash equivalents increased from approximately $14.9 million at the beginning of the period to approximately $17.8 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $17.4 million, largely reflecting purchases of new investments of approximately $247.3 million partially offset by the proceeds from principal repayments and sales of investments of approximately $199.1 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $32.6 million, reflecting primarily the net proceeds of approximately $66.4 resulting from an equity offering, partially offset by the distribution of dividends.

Equity Follow-On Offerings

On March 19, 2014, we completed a public offering of approximately 6.75 million shares of our common stock at a public offering price of $10.14 per share for total gross proceeds of approximately $68.4 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $10.4 million for investment advisory services, excluding pre-incentive net investment income incentive fees, and approximately $1.2 million for administrative services for the six months ended June 30, 2014.

A summary of our significant contractual payment obligations is as follows as of June 30, 2014. See “Note 4. Borrowings” to our consolidated financial statements.

	Total	Payments Due by Period
Contractual obligations		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC CLO LLC	$101,250,000	$—	$—	$—	$101,250,000
TICC CLO 2012-1 LLC	240,000,000	—	—	—	240,000,000
TICC Convertible Notes	115,000,000	—	—	115,000,000	—
Total	$456,250,000	$—	$—	$115,000,000	$341,250,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the June 30, 2014 consolidated statements of assets and liabilities. For the three and six months ended June 30, 2014, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $1.3 million, respectively. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued an additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of June 30, 2014. For the three and six months ended June 30, 2014, the class A-1, B-1, C-1 and D-1 were paid in aggregate $1.7 million and $3.4 million, respectively.

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future. For the three and six months ended June 30, 2014, note holders were paid interest of $4.3 million and $4.3 million, respectively.

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

The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since the beginning of 2011:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
July 31, 2014	September 16, 2014	September 30, 2014	$0.29
May 1, 2014	June 16, 2014	June 30, 2014	0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29
Total (2014)			$0.87
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16	(1)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99	(1)

(1)	Distributions for the fiscal years ended December 31, 2013, 2012 and 2011 were funded from taxable earnings.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the collateral manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

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

RECENT DEVELOPMENTS

On July 31, 2014, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2014 to shareholders of record as of September 16, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, two debt investments in our portfolio were at a fixed rate, and the remaining seventy-three debt investments were at variable rates, representing approximately $8.3 million and $707.1 million in principal debt, respectively. At June 30, 2014, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our syndicated-loan investments are generally reset quarterly, whereas our bilateral investment is generally reset annually. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2014. We have also assumed outstanding variable rate borrowings of $341.3 million. Under this analysis, net investment income would decrease by $2.3 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $11.2 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at a historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of June 30, 2014. Under this analysis, the effect on total investment income would be a decrease of approximately $20.0 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on total investment income would be a decrease of approximately $13.1 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the six months ended June 30, 2014, we issued a total of 116,348 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,087,093.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

TICC CAPITAL CORP.
Date: August 8, 2014	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2014	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)