Form 10-Q
period 2014-09-30
TICC Capital Corp.
filed 2014-11-06
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 5, 2014 was 60,357,746.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Non-affiliated/non-control investments (cost: $923,914,672 @ 9/30/14; $901,728,071 @ 12/31/13)	$923,317,755	$915,546,744
Affiliated investments (cost: $4,217,123 @ 9/30/14; $0 @ 12/31/13)	4,001,877	—
Control investments (cost: $16,900,000 @ 9/30/14; $16,900,000 @ 12/31/13)	15,310,000	16,050,000
Total investments at fair value (cost: $945,031,795 @ 9/30/14; $918,628,071 @ 12/31/13)	942,629,632	931,596,744
Cash and cash equivalents	27,605,274	14,933,074
Restricted cash	51,038,473	32,428,248
Deferred debt issuance costs	7,039,157	7,985,580
Interest and distributions receivable	13,146,943	11,133,972
Other assets	462,790	88,122
Total assets	$1,041,922,269	$998,165,740
LIABILITIES
Accrued interest payable	$4,751,664	$2,596,893
Investment advisory fee payable to affiliate	7,067,976	7,144,480
Accrued capital gains incentive fee to affiliate	—	3,872,853
Securities purchased not settled	10,721,250	6,994,852
Accrued expenses	1,004,936	637,896
Notes payable – TICC CLO LLC, net of discount	100,160,015	100,041,226
Notes payable – TICC CLO 2012-1 LLC, net of discount	235,964,462	235,635,114
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	474,670,303	471,923,314
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, and 60,357,746 and 53,400,745 issued and outstanding, respectively	603,577	534,007
Capital in excess of par value	629,525,871	561,336,766
Net unrealized appreciation on investments	(2,402,163)	12,968,673
Accumulated net realized losses on investments	(57,629,704)	(45,439,234)
Distributions in excess of investment income	(2,845,615)	(3,157,786)
Total net assets	567,251,966	526,242,426
Total liabilities and net assets	$1,041,922,269	$998,165,740
Net asset value per common share	$9.40	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
ABB/Con Cise Optical Group	retail	tranche B term loan(4)(5)(6)(10) (4.50%, due February 06, 2019)	$6,550,217	$6,524,257	$6,419,213
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	senior secured notes(4)(5)(6) (9.84%, due September 11, 2016)	13,900,000	13,900,000	13,900,000
Aricent Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due April 14, 2021)	9,975,000	9,903,199	9,908,467
		second lien senior secured notes(4)(5) (9.50%, due April 14, 2022)	18,000,000	17,966,936	17,879,940
ARSLOANE Intermediate, LLC (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10) (7.50%, due October 01, 2019)	15,880,000	15,783,022	15,784,720
Ascensus, Inc.	financial intermediaries	senior secured notes(4)(5)(6)(10) (5.00%, due December 02, 2019)	9,426,263	9,440,618	9,432,202
		second lien senior secured notes(4)(5)(9) (9.00%, due December 02, 2020)	2,000,000	1,973,248	2,020,000
Attachmate Corporation	enterprise software	senior secured notes(4)(5)(6)(9)(10) (7.25%, due November 22, 2017)	6,514,150	6,428,136	6,516,169
		second lien senior secured notes(4)(5)(6)(9) (10) (11.00%, due November 22, 2018)	17,514,795	17,317,748	17,742,487
Birch Communications, Inc.	telecommunication services	first lien senior secured notes(4)(5)(9)(10) (7.75%, due July 18, 2020)	16,000,000	15,710,514	15,600,000
Blue Coat System, Inc.	software	first lien senior secured notes(4)(5)(9) (4.00%, due May 31, 2019)	3,989,928	4,006,889	3,906,818
		second lien senior secured notes(4)(5) (9.50%, due June 28, 2020)	15,000,000	14,869,805	14,887,500
BMC Software Finance, Inc.	business services	first lien senior secured notes(4)(5)(6)(9) (5.00%, due September 10, 2020)	4,788,889	4,804,844	4,705,083
ConvergeOne Holdings Corp.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due June 17, 2020)	15,960,000	15,902,262	15,840,300
		second lien senior secured notes(4)(5) (9.00%, due June 17, 2021)	3,000,000	2,970,719	2,985,000
CRCI Holdings, Inc.	utilities	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due July 10, 2019)	9,922,500	9,890,276	9,773,663
CT Technologies Intermediate	healthcare	second lien senior secured notes(4)(5) (9.25%, due October 04, 2020)	6,500,000	6,638,722	6,467,500
Dell International LLC	electronics	term B senior secured notes(4)(6)(9) (4.50%, due April 29, 2020)	3,979,950	3,979,950	3,949,185
Deltek Systems, Inc.	enterprise software	first lien senior secured notes(4)(5)(6)(10) (4.50%, due October 10, 2018)	4,568,625	4,545,953	4,517,228
		second lien senior secured notes(4)(5) (10.00%, due October 10, 2019)	10,000,000	9,897,099	10,050,000
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education	first lien senior secured notes(4)(5)(6)(9)(10) (5.50%, due May 17, 2018)	6,525,201	6,469,217	6,459,949
First American Payment Systems	financial intermediaries	first lien senior secured notes(4)(5)(6)(10) (5.75%, due October 04, 2018)	3,035,078	3,045,660	3,021,815
		second lien senior secured notes(4)(5)(9)(10) (10.75%, due April 12, 2019)	13,982,241	13,767,723	13,912,330
First Data Corporation	financial intermediaries	first lien senior secured notes(4)(5)(9)(10) (4.15%, due March 24, 2021)	16,050,721	16,006,161	15,809,960
GlobalLogic Holdings Inc.	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due June 02, 2019)	17,368,750	17,295,449	16,804,266
Global Tel Link Corp	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (5.00%, due May 23, 2020)	4,597,990	4,576,862	4,552,976
		second lien senior secured notes(4)(5) (9.00%, due November 23, 2020)	13,000,000	12,859,819	12,870,000
Harvard Drug Group, LLC	pharmaceutical	senior secured notes(4)(5)(6)(10) (5.00%, due October 29, 2019)	3,465,000	3,464,792	3,465,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Help/Systems Holdings, Inc.	software	senior secured notes(4)(5)(6)(9)(10)(14) (5.50%, due June 28, 2019)	$14,850,000	$14,720,964	$14,682,938
		second lien senior secured notes(4)(5)(14) (9.50%, due June 28, 2020)	15,000,000	14,803,004	14,850,000
HHI Holdings LLC	auto parts manufacturer	senior secured notes(4)(5)(6)(10) (5.00%, due October 05, 2018)	12,517,170	12,566,233	12,470,231
iEnergizer Limited	printing and publishing	first lien senior secured notes(4)(5)(6)(10)(11) (7.25%, due May 01, 2019)	7,000,000	6,877,303	6,650,000
Immucor, Inc.	healthcare	senior secured term B notes(4)(5)(6)(9) (5.00%, due August 19, 2018)	4,366,150	4,265,212	4,333,404
Integra Telecom Holdings, Inc	telecommunication services	first lien senior secured notes(4)(5)(6)(9)(10) (5.25%, due February 22, 2019)	7,367,800	7,327,021	7,305,616
		second lien senior secured notes(4)(5) (9.75%, due February 22, 2020)	8,850,000	8,897,602	8,835,221
Jackson Hewitt Tax Service, Inc.	consumer services	first lien senior secured notes(4)(5)(6)(9)(10) (10.00%, due October 16, 2017)	20,682,892	20,112,714	20,579,478
Knowledge Universe Education	education	first lien senior secured notes(4)(5)(6)(10) (5.25%, due March 18, 2021)	4,975,000	4,950,847	4,975,000
Merrill Communications, LLC	printing and publishing	first lien senior secured notes(4)(5)(6)(9)(10)(14) (5.75%, due March 08, 2018)	15,083,900	15,069,357	15,272,449
NAB Holdings, LLC	financial intermediaries	first lien senior secured notes(4)(5)(6)(9)(10) (4.75%, due May 21, 2021)	15,960,000	15,845,215	15,920,100
Nextag, Inc.	retail	senior secured notes(3)(9)(10) (Cash 0.00%/9.25% PIK, due June 04, 2019)	2,213,120	2,213,121	2,213,120
PGX Holdings	consumer services	first lien senior secured notes(4)(5)(10) (6.25%, due September 29, 2020)	9,500,000	9,427,529	9,452,500
Presidio IS Corp.	business services	senior secured notes(4)(5)(6)(9)(10) (5.00%, due March 31, 2017)	8,331,082	8,313,490	8,315,503
RBS Holding Company	printing and publishing	second lien senior secured notes(3)(4)(5)(6)(9) (Cash 8.25%/1.25% PIK, due March 23, 2017)	22,717,791	12,116,970	16,561,270
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing	senior secured notes(4)(5)(6)(9)(10) (5.25%, due January 31, 2020)	7,800,000	7,726,788	7,722,000
Safenet, Inc.	software	first lien senior secured notes(4)(5)(6)(9)(10) (6.75%, due March 05, 2020)	9,950,000	9,858,644	9,900,250
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics	first lien senior secured notes(4)(5)(6)(9) (7.00%, due December 07, 2018)	3,571,635	3,543,295	3,607,351
Securus Technologies, Inc.	telecommunication services	first lien senior secured notes(4)(5)(6)(9) (4.75%, due April 30, 2020)	3,960,004	3,926,495	3,910,504
		second lien senior secured notes(4)(5) (9.00%, due April 30, 2021)	6,400,000	6,370,859	6,344,000
Sesac Holdco II LLC	radio and television	first lien senior secured notes(4)(5)(6)(9)(10) (5.00%, due February 08, 2019)	14,421,367	14,434,507	14,331,233
Serena Software Inc.	enterprise software	first lien senior secured notes(4)(5)(9)(10) (7.50%, due April 14, 2020)	20,000,000	19,626,287	19,981,200
Source Hov, LLC	business services	first lien senior secured notes(4)(6)(10) (5.25%, due April 30, 2018)	4,740,000	4,739,337	4,740,000
		second lien senior secured notes(4)(5)(10) (8.75%, due April 30, 2019)	11,000,000	11,167,469	11,220,000
Sportsman's Warehouse Holdings	retail	first lien senior secured notes(4)(5)(6)(9)(10)(11) (7.25%, due July 11, 2019)	10,171,277	10,087,936	10,272,990
STG-Fairway Acquistions	business services	first lien senior secured notes(4)(5)(6)(9)(10) (6.25%, due February 28, 2019)	9,234,440	9,161,811	9,217,172
Stratus Technologies, Inc.	computer hardware	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due April 28, 2021)	19,337,500	19,166,809	19,434,188

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Symphony Teleca Services Inc.	business services	first lien senior secured notes(4)(5)(9)(10) (5.75%, due August 07, 2019)	$16,000,000	$15,842,936	$15,840,000
Teleguam Holdings LLC	telecommunication services	second lien senior secured notes(4)(5)(9)(10) (8.75%, due June 10, 2019)	8,000,000	7,958,843	8,020,000
The TOPPS Company, Inc.	leisure goods	first lien senior secured notes(4)(5)(6)(9)(10) (7.25%, due October 02, 2018)	9,925,000	9,838,293	9,726,500
Travel Leaders Group, LLC	travel	first lien senior secured notes(4)(5)(6)(9)(10) (7.00%, due December 05, 2018)	15,400,000	15,121,206	15,400,000
Unitek Global Services, Inc.	IT consulting	tranche B term loan(3)(4)(5)(6)(9)(10)(15) (Cash 11.00%/PIK 4.00% due April 15, 2018)	12,272,255	11,608,601	6,712,923
Vision Solutions	software	first lien senior secured notes(4)(5)(6)(9)(10) (6.00%, due July 23, 2016)	5,327,648	5,276,923	5,301,010
		second lien senior secured notes(4)(5)(9)(10) (9.50%, due July 23, 2016)	10,000,000	9,955,365	9,875,000
Waupaca Foundry, Inc.	auto parts manufacturer	senior secured notes(4)(5)(6)(9)(10) (4.00%, due June 29, 2017)	14,305,547	14,257,911	14,247,461
Total Senior Secured Notes				$637,116,777	$637,402,383	112.4%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing	senior unsecured PIK notes(3)(5)(9)(14) (Cash 0.00%/10.00% PIK, due March 08, 2023)	6,314,247	3,593,538	6,314,247
Total Senior Unsecured Notes				$3,593,538	$6,314,247	1.1%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.28%, due May 10, 2025)	4,500,000	3,926,898	3,737,700
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO secured class F notes(4)(5)(11)(12) (5.63%, due April 18, 2025)	6,000,000	5,170,353	5,235,000
Telos CLO 2013-3, Ltd.	structured finance	CLO secured class B notes(4)(5)(11)(12) (5.73%, due January 17, 2024)	3,000,000	2,739,957	2,512,800
Total Collateralized Loan Obligation – Debt Investments				$11,837,208	$11,485,500	2.0%
Collateralized Loan Obligation – Equity Investments
ACA CLO 2007-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	10,583,500	5,368,000
ACAS CLO 2012-1, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	4,050,000	4,000,000
AMMC CLO XII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,949,500	9,820,286
Apidos CLO XIV	structured finance	CLO subordinated notes(11)(12)	—	3,569,719	3,711,750
Ares XXV CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	12,620,875	11,625,000
Ares XXVI CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	18,295,625	17,389,531
Ares XXIX CLO Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,156,250	12,240,000
Benefit Street Partners CLO II, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	24,704,625	26,498,500
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	7,955,000	9,435,000
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	22,689,920	22,689,920
Catamaran CLO 2012-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,075,000	15,180,000
Catamaran CLO 2013-1 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,750,000	8,900,000
Cedar Funding II CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	15,631,250	14,812,500
Columbus Park CDO Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	2,331,827	652,665
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance	CLO subordinated notes(11)(12)	—	6,750,000	7,500,000
HarbourView CLO 2006-1	structured finance	CLO subordinated notes(11)(12)	—	3,639,870	2,740,400
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,272,000	12,880,000
Marea CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	12,644,215	12,226,620
Mountain Hawk III CLO, Ltd.	structured finance	CLO income notes(11)(12)	—	13,473,000	13,650,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014
(unaudited)

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Mountain Hawk III CLO, Ltd.	structured finance	CLO M notes(11)(12)(13)	—	$—	$679,156
CS Advisors CLO I Ltd.	structured finance	CLO subordinated notes(7)(11)(12)	—	4,544,945	2,222,000
Shackleton 2013-III CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	13,073,425	12,468,975
Shackleton 2013-IV CLO, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	20,573,750	20,855,000
Telos CLO 2013-3, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	11,558,333	11,273,333
Telos CLO 2014-5, Ltd.	structured finance	CLO subordinated notes(11)(12)	—	9,450,000	8,085,000
Other CLO equity related investments	structured finance	CLO other(11)(12)(13)	—	—	4,124,856
Total Collateralized Loan Obligation – Equity Investments			—	$282,342,629	$271,028,492	47.8%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock(7)	100	3,000,000	1,410,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	4,488,087
Merrill Communications, LLC	printing and publishing	common equity(7)(9)(14)	728,442	3,425,244	8,712,166
Nextag, Inc.	retail	common equity(7)(9)(10)	11,226,123	2,004,002	1,788,757
Total Common Stock Investments				$10,141,643	$16,399,010	2.9%
Warrants
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)(9)(10)	309,080	—	—
Total Warrants				$—	$—	0.0%
Total Investments				$945,031,795	$942,629,632	166.2%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control,” and Nextag, Inc., of which we are deemed to be an “affiliate” as we own greater than 5% of its voting secturities, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $43,517,413 of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $30,143,823; aggregate gross unrealized depreciation for federal income tax purposes is $52,830,137. Net unrealized depreciation is $22,686,314 based upon a tax cost basis of $965,315,946.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	Investment is on non-accrual status.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$12,727,990	$14,039,082	$38,350,310	$38,334,197
Distributions from securitization vehicles and equity investments	15,170,869	12,256,961	45,047,290	31,676,007
Commitment, amendment fee income and other income	1,877,067	787,777	4,267,879	3,505,135
Total investment income from non-affiliated/non-control investments	29,775,926	27,083,820	87,665,479	73,515,339
From affiliated investments:
Interest income – debt investments	50,436	—	65,139	—
Distributions from equity investments	—	—	—	—
Total investment income from affiliated investments	50,436	—	65,139	—
From control investments:
Interest income – debt investments	349,361	364,557	1,036,691	1,088,641
Distributions from equity investments	—	—	—	—
Total investment income from control investments	349,361	364,557	1,036,691	1,088,641
Total investment income	30,175,723	27,448,377	88,767,309	74,603,980
EXPENSES
Compensation expense	472,903	310,415	1,399,476	924,818
Investment advisory fees	5,366,277	4,932,640	15,764,248	13,912,382
Professional fees	603,940	386,793	1,601,883	1,474,966
Interest expense and other debt financing expenses	4,963,796	4,977,313	14,805,182	13,980,611
General and administrative	384,543	540,512	1,567,799	1,453,455
Total expenses before incentive fees	11,791,459	11,147,673	35,138,588	31,746,232
Net investment income incentive fees	1,701,699	1,791,981	4,806,278	4,426,322
Capital gains incentive fees	(837,963)	2,270,014	(3,872,853)	(414,404)
Total incentive fees	863,736	4,061,995	933,425	4,011,918
Total expenses	12,655,195	15,209,668	36,072,013	35,758,150
Net investment income	17,520,528	12,238,709	52,695,296	38,845,830
Net change in unrealized appreciation on investments
Non-Affiliate/non-control investments	(15,123,443)	12,704,136	(18,359,672)	(41,034)
Affiliated investments	(198,545)	—	3,728,836	—
Control investments	—	(12,093)	(740,000)	(43,821)
Total net change in unrealized appreciation on investments	(15,321,988)	12,692,043	(15,370,836)	(84,855)
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	(3,460,465)	(1,341,975)	(6,925,632)	7,126,844
Affiliated investments	—	—	(5,264,838)	—
Control investments	—	—	—	—
Total net realized (losses) gains on investments	(3,460,465)	(1,341,975)	(12,190,470)	7,126,844
Net (decrease) increase in net assets resulting from operations	$(1,261,925)	$23,588,777	$25,133,990	$45,887,819
Net increase in net assets resulting from net investment income per common share:
Basic	$0.29	$0.23	$0.90	$0.77
Diluted	$0.28	$0.22	$0.85	$0.74
Net (decrease) increase in net assets resulting from operations per common share:
Basic	$(0.02)	$0.45	$0.43	$0.91
Diluted	$(0.02)	$0.41	$0.43	$0.85
Weighted average shares of common stock outstanding:
Basic	60,268,078	52,751,722	58,307,825	50,314,364
Diluted	70,301,230	62,784,874	68,340,977	60,347,516
Dividends Declared Per Share	$0.29	$0.29	$0.87	$0.87

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Increase in net assets from operations:
Net investment income	$52,695,295	$55,792,632
Net realized (losses) gains on investments	(12,190,470)	6,395,596
Net change in unrealized appreciation on investments	(15,370,836)	(3,243,494)
Net increase in net assets resulting from operations	25,133,989	58,944,734
Distributions to shareholders	(52,383,124)	(61,353,645)
Capital share transactions:
Issuance of common stock (net of offering costs of $2,033,950 and $4,603,745, respectively)	66,411,050	115,879,644
Reinvestment of dividends	1,847,625	3,169,164
Net increase in net assets from capital share transactions	68,258,675	119,048,808
Total increase in net assets	41,009,540	116,639,897
Net assets at beginning of period	526,242,426	409,602,529
Net assets at end of period (including over distributed net investment income of $2,845,615 and $3,157,786, respectively)	$567,251,966	$526,242,426
Capital share activity:
Shares sold	6,750,000	11,692,173
Shares issued from reinvestment of dividends	207,002	337,286
Net increase in capital share activity	6,957,002	12,029,459

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$25,133,989	$45,887,819
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided (used) by operating activities:
Accretion of discounts on investments	(2,084,266)	(2,899,992)
Accretion of discount on notes payable and deferred debt issuance costs	1,394,558	1,364,824
Increase in investments due to PIK	(966,960)	(1,827,150)
Purchases of investments	(355,027,153)	(466,565,850)
Repayments of principal and reductions to investment cost value	220,455,237	137,939,868
Proceeds from the sale of investments	102,755,346	88,969,712
Net realized gains (losses) on investments	12,190,470	(7,126,844)
Net change in unrealized appreciation on investments	15,370,836	84,855
Increase in interest and distributions receivable	(2,012,971)	(3,234,950)
Increase in other assets	(374,667)	(66,824)
Increase in accrued interest payable	2,154,771	511,444
(Decrease) increase in investment advisory fee payable	(76,504)	1,793,711
Decrease in accrued capital gains incentive fee	(3,872,853)	(1,966,979)
Increase in accrued expenses	367,040	838,626
Net cash provided (used) by operating activities	15,406,873	(206,297,730)
CASH FLOWS FROM INVESTING ACTIVIES
Change in restricted cash	(18,610,225)	(7,327,839)
Net cash used by investing activities	(18,610,225)	(7,327,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of Notes Payable – TICC CLO 2012-1 LLC (net of discount of $0 and $253,875, respectively)	—	119,746,125
Deferred debt issuance costs	—	(1,069,313)
Proceeds from the issuance of common stock	68,445,000	120,483,390
Offering expenses from the issuance of common stock	(2,033,950)	(4,460,619)
Distributions paid (net of stock issued under dividend reinvestment plan of $1,847,625 and $2,438,548, respectively)	(50,535,499)	(43,450,452)
Net cash provided by financing activities	15,875,551	191,249,131
Net increase (decrease) in cash and cash equivalents	12,672,200	(22,376,438)
Cash and cash equivalents, beginning of period	14,933,074	51,392,949
Cash and cash equivalents, end of period	$27,605,274	$29,016,511
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$1,847,625	$2,438,548
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$—	$4,911,617
Securities purchased not settled	$10,721,250	$25,800,000
Cash paid for interest	$11,255,851	$12,104,347

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. As of July 25, 2014, TICC CLO ended its reinvestment period. For further information on this securitization, see Note 4.

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
SEPTEMBER 30, 2014

NOTE 2. ORGANIZATION  – (continued)

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

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. Since March 2004, TICC has engaged third-party valuation firms to provide assistance in valuing its certain of its syndicated loans and bilateral investments, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

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

During the past several years, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such marks, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

The Company’s assets measured at fair value on a recurring basis at September 30, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$0.0	$19.8	$617.6	$637.4
Senior Unsecured Notes	0.0	0.0	6.3	6.3
CLO Debt	0.0	0.0	11.5	11.5
CLO Equity	0.0	0.0	271.0	271.0
Common Stock	0.0	0.0	16.4	16.4
Preferred Shares	0.0	0.0	0.0	0.0
Warrants to purchase equity	0.0	0.0	0.0	0.0
Total	$0.0	$19.8	$922.8	$942.6

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

Significant Unobservable Inputs for Level 3 Investments

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2014. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The table, therefore, is not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of September 30, 2014	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$610.0	market quotes	NBIB(1) ICG(4)	54.7% – 102.0%/97.6% 2 – 5/2.1
bilateral	13.9	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) ICG(4)	$3.1/ncm(6) 5.0x – 6.0x/ncm(6) 3/3.0
CLO debt	11.5	market quotes	NBIB(1) ICG(4)	83.1% – 87.3%/85.1% 2/2.0
CLO equity	271.0	market quotes/ net present value(7)	NBIB(1)	22.0% – 113.0%/82.7%
Other investments	16.4	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) discount rates(5)	$3.1 – $173.3/ncm(6) 3.0x – 9.2x/ncm(6) 20.0% – 30.0%/ncm(6)
Total Fair Value for Level 3 Investments	$922.8

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

The following table provides quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2013:

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$619.7	market quotes	NBIB(1) ICG(4)	55.0% – 102.9%/98.0% 2 – 5/2.1
bilateral	13.9	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) ICG(4)	$3.0/ncm(6) 5.50 – 6.50x/ncm(6) 3/3.0
CLO debt	28.9	market quotes	NBIB(1) ICG(4)	86.3% – 93.1%/88.9% 2/2.0
CLO equity	237.2	market quotes/net present value(7)	NBIB(1)	28.0% – 122.0%/83.3%
Other investments	15.0	valuation analysis(2)/ enterprise value	EBITDA(3) market multiples(3) discount rates(5)	$2.9 – $184.7/ncm(6) 3.9 – 8.6x/ncm(6) 20% – 35.0%/ncm(6)
Total Fair Value for Level 3 Investments	$914.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	The Company has adopted a credit grading system for its debt investments as part of the valuation process. The internal credit grading (ICG), which ranges from 1 (highest) to 5 (lowest), is an unobservable input which represents a proprietary grading system developed by TICC Management.
(5)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(6)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(7)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated yields for the equity tranche of the respective CLO vehicle.
(8)	Weighted averages are calculated based on fair value of investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2014 and the level of each financial liability within the fair value hierarchy.

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO LLC Class A Notes, net of discount	$100,160	$101,250	$—	$—	$101,250
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount	174,220	176,088	—	—	176,088
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount	19,510	20,010	—	—	20,010
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount	22,172	23,011	—	—	23,011
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount	20,062	21,011	—	—	21,011
2017 Convertible Notes	115,000	123,050			123,050
Total	$451,124	$464,420	$—	$—	$464,420

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

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is based upon quotations received from dealers who make markets in these securities. Such quotations are based upon actual trades or actual bids and offers, to the extent that they are available, or by reference to comparable securities in the marketplace. As of September 30, 2014 and December 31, 2013, the debt would be deemed to be level 3 of the fair value hierarchy due to the general illiquidity of the market for these instruments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
Realized gains (losses) included in earnings	0.2	0.0	1.5	(5.2)	0.0	0.0	0.0	(3.5)
Unrealized (depreciation) appreciation included in earnings(1)	(8.5)	0.0	(1.8)	(6.6)	1.9	0.0	(0.1)	(15.1)
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.6
Purchases	38.0	0.0	0.0	59.6	0.0	0.0	0.0	97.6
Repayments and Sales	(69.8)	0.0	(9.8)	(41.4)	0.0	0.0	0.0	(121.0)
Payment in Kind income	0.1	0.2	0.0	0.0	0.0	0.0	0.0	0.3
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2014	$617.6	$6.3	$11.5	$271.0	$16.4	$0.0	$0.0	$922.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(8.6)	$0.0	$(0.1)	$(12.5)	$2.0	$0.0	$(0.1)	$(19.3)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the nine months ended September 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(6.0)	0.0	2.2	(7.4)	(0.4)	(0.2)	(0.4)	(12.2)
Unrealized (depreciation) appreciation included in earnings(1)	(5.0)	0.1	(2.5)	(8.4)	1.0	(0.2)	(0.2)	(15.2)
Accretion of discount(1)	1.7	0.0	0.3	0.0	0.0	0.0	0.0	2.0
Purchases	236.7	0.0	0.0	120.2	2.0	0.0	0.0	358.9
Repayments and Sales(1)	(238.2)	0.0	(17.4)	(70.5)	0.0	0.0	(0.3)	(326.4)
Payment in Kind income	0.6	0.4	0.0	0.0	0.0	0.0	0.0	1.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2014	$617.6	$6.3	$11.5	$271.0	$16.4	$0.0	$0.0	$922.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(8.2)	$0.0	$(0.5)	$(14.9)	$0.6	$0.0	$(0.4)	$(23.4)

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
Realized (losses) gains included in earnings	(3.4)	0.0	3.3	0.3	0.0	0.0	(1.5)	0.0	(1.3)
Unrealized appreciation (depreciation) included in earnings(1)	12.2	0.1	(3.2)	1.6	0.0	0.3	1.5	0.0	12.5
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.6
Purchases(1)	62.1	0.0	5.6	17.3	0.0	0.0	0.0	0.0	85.0
Repayments and Sales	(34.3)	0.0	(19.5)	(8.2)	0.0	0.0	0.0	0.0	(62.0)
Payment in Kind income	0.4	0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.6
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.2	$0.0	$0.0	$4.4	$0.0	$0.3	$0.0	$0.0	$13.9

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3. INVESTMENT VALUATION  – (continued)

A reconciliation of the fair value of investments for the nine months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized (losses) gains included in earnings	(2.3)	0.6	10.9	(0.5)	0.0	0.0	(1.5)	0.0	7.2
Unrealized appreciation (depreciation) included in earnings	12.9	2.8	(8.6)	(13.1)	0.0	7.0	(1.0)	0.0	0.0
Accretion of discount	2.0	0.0	0.8	0.0	0.0	0.0	0.0	0.0	2.8
Purchases	332.7	3.1	17.0	124.2	0.0	3.4	0.0	0.0	480.4
Repayments and Sales	(166.7)	(1.1)	(44.4)	(13.0)	(0.1)	0.0	0.0	0.0	(225.3)
Payment in Kind income	1.4	0.2	0.0	0.0	0.0	0.0	0.2	0.0	1.8
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.8	$2.7	$0.4	$(8.0)	$0.0	$7.0	$(2.5)	$0.0	$9.4

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$637.4	67.6%	$644.7	69.2%
Senior Unsecured Notes	6.3	0.7%	5.8	0.6%
CLO Debt	11.5	1.2%	28.9	3.1%
CLO Equity	271.0	28.8%	237.1	25.5%
Common Stock	16.4	1.7%	13.8	1.5%
Preferred Shares	0.0	0.0%	0.4	0.0%
Warrants	0.0	0.0%	0.9	0.1%
Total	$942.6	100.0%	$931.6	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2014, the Company’s asset coverage for borrowed amounts was 223.2%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s notes payable as of September 30, 2014 and December 31, 2013. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	September 30, 2014				December 31, 2013
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes	$101,250	$100,160	(1)	$101,250	$101,250	$100,041	(1)	$100,617
TICC CLO 2012-1 LLC Class A-1 2023 Notes	176,000	174,220	(1)	176,088	176,000	174,072	(1)	173,061
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,510	(1)	20,010	20,000	19,471	(1)	19,950
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,172	(1)	23,011	23,000	22,105	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,062	(1)	21,011	21,000	19,987	(1)	21,000
Sub-total TICC CLO 2012-1, LLC	240,000	235,964		240,120	240,000	235,635		237,069
2017 Convertible Notes	115,000	115,000		123,050	115,000	115,000		124,631
	$456,250	$451,124		$464,420	$456,250	$450,676		$462,317

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of September 30, 2014, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,090, $1,780, $490, $828 and $938, respectively. As of December 31, 2013, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2014 were 3.90% and 6.98 years, respectively, and as of December 31, 2013 were 3.90% and 7.73 years, respectively.

Debt Securitization

Notes Payable — TICC CLO LLC

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which is in turn a direct subsidiary of TICC. The Class A Notes are secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2014 consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2014, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $1.9 million, respectively. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4. BORROWINGS  – (continued)

During a period of up to three years from the closing date, all principal collections received on the underlying collateral may be used by the Securitization Issuer to purchase new collateral under the Company’s direction in its capacity as collateral manager of the 2011 Securitization Issuer and in accordance with its investment strategy, allowing it to maintain the initial leverage in the securitization for such three-year period. The Class A Notes are scheduled to mature on July 25, 2021.

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

As of September 30, 2014, there were 41 investments in portfolio companies with a total fair value of approximately $218.3 million, securing the Class A Notes. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s debt securitization. As of September 30, 2014, the Company had a deferred debt issuance balance of approximately $2.1 million. Discount on the notes of the 2011 Securitization Issuer at the time of issuance totaled approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three and nine months ended September 30, 2014 and 2013, respectively:

TICC CLO LLC	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Stated interest expense	$642,399	$1,907,378	$651,644	$1,946,438
Amortization of deferred issuance costs	76,251	226,266	76,251	226,266
Note discount expense	40,047	118,788	39,983	118,600
Total interest expense	$758,697	$2,252,432	$767,878	$2,291,304
Effective annualized average interest rate	2.97%	2.97%	3.01%	3.03%
Cash paid for interest	$634,405	$1,908,191	$646,396	$1,955,876

Effective January 1, 2014 and through January 26, 2014, the interest rate of approximately 2.488% charged under the securitization was based on three-month LIBOR of 0.238%. Effective January 27, 2014 and through April 24, 2014, the interest rate of approximately 2.489% charged under the securitization was based on three-month LIBOR of 0.239%. Effective April 25, 2014 and through July 24, 2014, the interest rate of approximately 2.479% charged under the securitization was based on three-month LIBOR of 0.229%. Effective July 25, 2014 and through September 30, 2014, the interest rate of approximately 2.484% charged under the securitization was based on three-month LIBOR of 0.234%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A Notes are as follows:

Description	Class A Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$101,250,000
Moody’s Rating	“Aaa”
Standard & Poor’s Rating	“AAA”
Interest Rate	LIBOR + 2.25%
Stated Maturity	July 25, 2021

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company owns all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2014.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4. BORROWINGS  – (continued)

As of September 30, 2014, there were 40 investments in portfolio companies with a total fair value of approximately $290.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with our debt securitization. As of September 30, 2014, TICC had deferred debt issuance balance of approximately $3.1 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2014 and 2013, respectively:

TICC CLO 2012-1 LLC	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Stated interest expense	$1,695,008	$5,034,494	$1,718,508	$4,248,519
Amortization of deferred issuance costs	86,662	257,160	86,662	228,597
Note discount expense	111,149	329,347	110,502	326,507
Total interest expense	$1,892,819	$5,621,001	$1,915,672	$4,803,623
Effective annualized average interest rate	3.13%	3.13%	3.17%	3.34%
Cash paid for interest	$1,656,290	$5,035,160	$1,683,650	$4,997,429

Effective January 1, 2014 and through February 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was 0.238%. Effective February 25, 2014 and through May 26, 2014, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.235%. Effective May 27, 2014 and through August 24, 2014, the interest charged was based on three month LIBOR, which was approximately 0.227%. Effective August 25, 2014, the interest charged was based on three month LIBOR, which was approximately 0.235%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2014 are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
TICC CLO 2012-1 LLC			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98490%	175	$869,946	$890,680	$49,944	$2,646,961	$2,646,473	$148,137
Class B-1 Notes	3.73490%	350	186,358	190,658	13,536	566,208	566,153	40,117
Class C-1 Notes	4.98490%	475	286,186	292,729	22,511	869,160	869,095	66,654
Class D-1 Notes	5.98490%	575	313,800	320,941	25,158	952,831	952,773	74,439
Total			$1,656,290	$1,695,008	$111,149	$5,035,160	$5,034,494	$329,347

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2013 are as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
TICC CLO 2012-1 LLC			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.01210%	175	$890,010	$907,914	$49,854	$2,699,715	$2,263,488	$143,936
Class B-1 Notes	3.76210%	350	188,638	192,616	13,469	551,786	473,534	39,372
Class C-1 Notes	5.01210%	475	288,808	294,981	22,314	835,803	722,255	67,730
Class D-1 Notes	6.01210%	575	316,194	322,997	24,865	910,125	789,242	75,469
Total			$1,683,650	$1,718,508	$110,502	$4,997,429	$4,248,519	$326,507

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2014 are as follows:

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

2017 Convertible Notes

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4. BORROWINGS  – (continued)

convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2014, the Company had deferred debt issuance balance of approximately $1.9 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 2017 Convertible Notes for the three and nine months ended September 30, 2014 and 2013, respectively:

2017 Convertible Notes	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Stated interest expense	$2,156,250	$6,468,750	$2,132,292	$6,420,833
Amortization of deferred issuance costs	156,028	462,997	161,474	464,854
Total interest expense	$2,312,278	$6,931,747	$2,293,766	$6,885,687
Effective annualized average interest rate	7.98%	8.06%	7.91%	8.01%
Cash paid for interest	$—	$4,312,500	$—	$5,151,042

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

As of September 30, 2014, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from net investment income per share for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Earnings per common share – basic:
Net increase in net assets resulting from investment income	$17,520,528	$12,238,709	$52,695,296	$38,845,830
Weighted average common shares outstanding – basic	60,268,078	52,751,722	58,307,825	50,314,364
Earnings per common share – basic	$0.29	$0.23	$0.90	$0.77
Earnings per common share – diluted:
Net increase in net assets resulting from investment income, before adjustments	$17,520,528	$12,238,709	$52,695,296	$38,845,830
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees	1,857,852	1,845,550	5,571,062	5,541,657
Net increase in net assets resulting from investment income, as adjusted	$19,378,380	$14,084,259	$58,266,358	$44,387,487
Weighted average common shares outstanding – basic	60,268,078	52,751,722	58,307,825	50,314,364
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	70,301,230	62,784,874	68,340,977	60,347,516
Earnings per common share – diluted	$0.28	$0.22	$0.85	$0.74

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net (decrease) and increase in net assets resulting from operations per share for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Earnings per common share – basic:
Net (decrease) increase in net assets resulting from operations	$(1,261,925)	$23,588,777	$25,133,990	$45,887,819
Weighted average common shares outstanding – basic	60,268,078	52,751,722	58,307,825	50,314,364
Earnings per common share – basic	$(0.02)	$0.45	$0.43	$0.91
Earnings per common share – diluted:
Net (decrease) increase in net assets resulting from operations, before adjustments	$(1,261,925)	$23,588,777	$25,133,990	$45,887,819
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees	—	1,845,550	—	5,541,657
Net (decrease) increase in net assets resulting from operations, as adjusted	$(1,261,926)	$25,434,327	$25,133,990	$51,429,476
Weighted average common shares outstanding – basic	60,268,078	52,751,722	58,307,825	50,314,364
Adjustments for dilutive effect of convertible notes	—	10,033,152	—	10,033,152
Weighted average common shares outstanding – diluted	60,268,078	62,784,874	58,307,825	60,347,516
Earnings per common share – diluted	$(0.02)	$0.41	$0.43	$0.85

Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months and nine months ended September 30, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective periods’ diluted earnings per share computation.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

Incentive fees, based upon pre-incentive fee net investment income, were approximately $1.7 million and $1.8 million for the quarters ended September 30, 2014 and 2013, respectively; for the nine months ended September 30, 2014 and 2013, TICC incurred pre-incentive fee net investment income incentive fees of approximately $4.8 million and $4.4 million, respectively. The net investment income incentive fee payable to TICC Management as of September 30, 2014 and December 31, 2013, was approximately $1.7 million and $2.2 million, respectively.

The capital gains incentive fee expense recorded under the hypothetical liquidation calculation for the quarter ended September 30, 2014 resulted in an accrual reversal of approximately $0.8 million compared with an expense of approximately $2.3 million for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the capital gains incentive fee liability under the hypothetical liquidation calculation was reduced by approximately $3.9 million compared with a reduction of approximately $0.4 million for the nine months ended September 30, 2013. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable as of September 30, 2014 and December 31, 2013 was approximately $0.0 million and $3.9 million, respectively.

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

For the quarters ended September 30, 2014 and 2013, respectively, TICC incurred base investment advisory fees of approximately $5.4 million and $4.9 million in accordance with the terms of the Investment Advisory Agreement; for the nine months ending September 30, 2014 and 2013, TICC incurred investment advisory fees of approximately $15.8 million and $13.9 million, respectively. The base investment advisory fee payable as of September 30, 2014 and December 31, 2013 was approximately $5.4 million and $5.0 million, respectively. For the quarters ended September 30, 2014 and 2013, TICC incurred approximately $473,000 and $310,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the nine months ended September 30, 2014 and 2013, TICC incurred compensation expenses of approximately $1.4 million and $925,000, respectively. As of September 30, 2014 and December 31, 2013 approximately $407,000 and $24,000 were accrued for compensation expense at the end of each respective period. In addition, TICC incurred approximately $18,000 and $20,000 for reimbursement of facility costs allocated under the Administration Agreement for the quarters ended September 30, 2014 and 2013, respectively; for the nine months ended September 30, 2014 and 2013, TICC incurred approximately $55,000 and $62,000, respectively. As of September 30, 2014 and December 31, 2013 approximately $6,000 and $0 remained payable for facility costs at the end of each respective period.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

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

The Company paid a dividend of $0.29 per share on March 31, 2014, June 30, 2014 and September 30, 2014. The Company has a dividend reinvestment plan under which all distributions are paid to stockholders in the form of additional shares, unless a stockholder elects to receive cash.

NOTE 8. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2014 was $9.40 and at December 31, 2013 was $9.85. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 9. PAYMENT-IN-KIND

The Company has investments in its portfolio which contain a payment-in-kind, or PIK, provision. The PIK interest and PIK fee is added to the cost basis of the investment and recorded as income. To maintain the Company’s status as a RIC (as discussed in Note 7 above), this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three months ended September 30, 2014 and 2013, the Company recorded approximately $0.3 million and $0.6 million in PIK income, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded approximately $1.0 million and $1.8 million in PIK income, respectively.

In addition, the Company recorded original issue discount income of approximately $0.6 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, representing the amortization of the discount attributed to certain debt securities purchased by the Company, including original

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 9. PAYMENT-IN-KIND  – (continued)

issue discount (“OID”) and market discount. The Company had discount income of approximately $2.1 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 10. OTHER INCOME

Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of the Company’s investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

For the three months ended September 30, 2014, the Company recorded other income of approximately $1.9 million which includes approximately $1.0 million representing a success fee associated with the Company’s investment in a warehouse facility as well approximately $0.5 million from amendment and prepayment fees associated with several of the Company’s debt investments. For the three months ended September 30, 2013, the Company recorded other income of approximately $0.8 million. For the nine months ended September 30, 2014, the Company recorded approximately $4.3 million which includes approximately $2.3 million representing amendment and prepayment fees associated with several of the Company’s debt investments. For the nine months ended September 30, 2013, TICC recorded other income of approximately $3.5 million.

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2014 and 2013, respectively, the Company received no fee income for managerial assistance.

NOTE 11. DISTRIBUTIONS FROM SECURITIZATION VEHICLES AND EQUITY INVESTMENTS

The Company receives distributions on the “equity” tranches of securitization vehicles in which it invests. These tranches represent the residual economic interests in such securitization vehicles, and those distributions are determined by the respective trustee on a quarterly basis. The distributions are recognized in the period that they are finally determined and payable. The Company earned approximately $15.2 million in such distributions during the quarter ended September 30, 2014, compared to approximately $12.3 million during the quarter ended September 30, 2013. The Company earned approximately $45.0 million in such distributions during the nine months ended September 30, 2014, compared with approximately $31.7 million during the nine months ended September 30, 2013.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 12. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2014 and 2013, respectively, are as follows:

	Three Months Ended September 30, 2014 (unaudited)	Three Months Ended September 30, 2013 (unaudited)	Nine Months Ended September 30, 2014 (unaudited)	Nine Months Ended September 30, 2013 (unaudited)
Per Share Data
Net asset value at beginning of period	$9.71	$9.75	$9.85	$9.90
Net investment income(1)	0.29	0.23	0.90	0.77
Net realized and unrealized capital (losses) gains(2)	(0.31)	0.22	(0.47)	0.14
Total from net investment operations	(0.02)	0.45	0.43	0.91
Distributions per share from net investment income	(0.29)	(0.29)	(0.87)	(0.87)
Distributions based on weighted average share impact	—	(0.01)	(0.01)	(0.04)
Total distributions(3)	(0.29)	(0.30)	(0.88)	(0.91)
Effect of shares issued, net of offering expenses	—	—	—	—
Net asset value at end of period	$9.40	$9.90	$9.40	$9.90
Per share market value at beginning of period	$9.90	$9.62	$10.34	$10.12
Per share market value at end of period	$8.83	$9.74	$8.83	$9.74
Total return(4)	(7.88)%	4.26%	(6.52)%	4.90%
Shares outstanding at end of period	60,357,746	53,326,368	60,357,746	53,326,368
Ratios/Supplemental Data
Net assets at end of period (000’s)	$567,252	$528,063	$567,252	$528,063
Average net assets (000’s)	$576,241	$520,602	$565,430	$499,240
Ratio of expenses to average net assets:
Expenses before incentive fees(5)	8.19%	8.57%	8.29%	8.48%
Net investment income incentive fees(5)	1.18%	1.38%	1.13%	1.18%
Capital gains incentive fees(5)	(0.58)%	1.74%	(0.91)%	(0.11)%
Total ratio of expenses to average net assets(5)	8.79%	11.69%	8.51%	9.55%
Ratio of expenses, excluding interest expense, to average net assets(5)	5.33%	7.86%	5.02%	5.82%
Ratio of net investment income to average net assets(5)	12.16%	9.40%	12.43%	10.37%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 13. CASH AND CASH EQUIVALENTS

At September 30, 2014 and December 31, 2013, respectively, cash and cash equivalents consisted of:

	September 30, 2014	December 31, 2013
Cash	$27,605,274	$14,933,074
Cash Equivalents	—	—
Total Cash and Cash Equivalents	$27,605,274	$14,933,074

Restricted cash represents amounts that are collected and are held by Bank of New York as trustee and custodian of the assets for both of the Company’s debt securitization vehicles. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment in new assets; as of September 30, 2014 and December 31, 2013, the restricted cash balances were $51,038,473 and $32,428,248, respectively.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of September 30, 2014, the Company had one commitment of up to approximately $15.0 million to purchase an additional debt investment. Subsequent to September 30, 2014, the Company was allocated approximately $4.0 million on that commitment.

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

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements, which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. The Company has adopted this standard for its fiscal year end December 31, 2014 and determined that it is an investment company and follows the accounting and reporting guidance under the Topic 946. The adoption of the standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The adoption of the amended guidance in the standard is not expected to have a significant effect on the Company’s consolidated results of operations and financial condition.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. Amendments in this update become effective in the annual period ending after December 15, 2016, with early application permitted. The Company will evaluate the application of this pronouncement and will adopt the standard for the quarter ending March 31, 2016.

NOTE 16. SUBSEQUENT EVENTS

On October 27, 2014, TICC Funding, LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. The Company used part of the proceeds from the Facility to redeem all of the $101,250,000 secured notes issued by TICC CLO LLC. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Interest on the loans is payable quarterly in arrears. In connection with the redemption of the secured notes issued by TICC CLO LLC, the Company will write-off approximately $3.1 million of discount and deferred debt issuance costs.

Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The Facility is secured by a pool of loans initially consisting of loans sold by TICC CLO to TICC Funding, loans sold and contributed by the Company to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties. The Company may sell and contribute additional loans to TICC Funding from time to time. The Company will act as the collateral manager of the loans owned by TICC Funding, and has retained a residual interest through its ownership of TICC Funding.

The period during which TICC Funding may request additional borrowings under the Facility will terminate on October 27, 2016. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. TICC Funding is required to pay certain fees in connection with the Facility, including a fee on the unused portion of the commitment under the Facility. TICC Funding may prepay any borrowing at any time without a premium or penalty, except that TICC Funding might be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. TICC Funding may also permanently reduce all or a portion of the Facility amount from time to time upon payment of a prepayment fee if such reduction occurs prior to October 27, 2016.

On October 30, 2014, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2014 to shareholders of record as of December 17, 2014.

SCHEDULE 12-14

TICC CAPITAL CORP.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Income or Dividends Credited to Income(2)	Value as of December 31, 2013	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized (Loss)/Gain	Value as of September 30, 2014
CONTROL INVESTMENT:
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	Senior Secured Notes	$1,036.7	$13,900.0	$—	$—	$—	$13,900.0
	Common Stock(1)	—	2,150.0	—	—	(740.0)	1,410.0
Total Control Investment		1,036.7	16,050.0	—	—	(740.0)	15,310.0
AFFILIATED INVESTMENT:
Nextag, Inc.(5)	Senior Secured Notes	—	5,506.7	—	(9,417.4)	3,910.7	—
		—	5,506.7	—	(9,417.4)	3,910.7	—
Nextag, Inc.	Senior Secured Notes	65.1	—	2,213.1	—	—	2,213.1
	Common Stock(1)	—	—	2,004.0	—	(215.2)	1,788.8
		65.1	—	4,217.1	—	(215.2)	4,001.9
Total Affiliated Investment		65.1	5,506.7	4,217.1	(9,417.4)	3,695.5	4,001.9
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$1,101.8	$21,556.7	$4,217.1	$(9,417.4)	$2,955.5	$19,311.9

(1)	Common stock is non-income producing.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(3)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(4)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include approximately $5.3 million in realized losses in connection with the restructuring of our investment held in Nextag, Inc.
(5)	Represents previously held investment in Nextag, Inc. which was restructured on June 4, 2014. Our investment held in Nextag at December 31, 2013 was not deemed an affiliate and the restructuring on June 4, 2014 resulted in the status update.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of September 30, 2014, our debt investments had stated interest rates of between 4.00% and 11.00% (excluding our investment in Unitek Global Services, Inc.) and maturity dates of between 22 and 127 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended September 30, 2014, we recognized approximately $0.3 million from PIK interest income associated with our investments in Merrill Communications, LLC, RBS Holding Company and Nextag, Inc. compared to PIK interest of approximately $0.6 million for the quarter ended September 30, 2013. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

During the quarter ended September 30, 2014, we closed approximately $97.6 million in portfolio investments, including additional investments of approximately $35.8 million in existing portfolio companies and approximately $61.8 million in new portfolio companies. During the quarter ended September 30, 2014, we recognized a total of $73.7 million from repayments on debt investments, and we recognized approximately $48.3 million from the sale of portfolio investments. We realized net losses on investments during the quarter ended September 30, 2014 in the amount of approximately $3.5 million. For the quarter ended September 30, 2014, we had net unrealized depreciation of approximately $15.3 million.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at September 30, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$19.8	$617.6	$637.4
Senior Unsecured Notes	0.0	0.0	6.3	6.3
CLO Debt	0.0	0.0	11.5	11.5
CLO Equity	0.0	0.0	271.0	271.0
Common Stock	0.0	0.0	16.4	16.4
Preferred Shares	0.0	0.0	0.0	0.0
Warrants to purchase equity	0.0	0.0	0.0	0.0
Total	$0.0	$19.8	$922.8	$942.6

A reconciliation of the fair value of investments for the three months ended September 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
Realized gains (losses) included in earnings	0.2	0.0	1.5	(5.2)	0.0	0.0	0.0	(3.5)
Unrealized (depreciation) appreciation included in earnings(1)	(8.5)	0.0	(1.8)	(6.6)	1.9	0.0	(0.1)	(15.1)
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.6
Purchases	38.0	0.0	0.0	59.6	0.0	0.0	0.0	97.6

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Repayments and Sales	(69.8)	0.0	(9.8)	(41.4)	0.0	0.0	0.0	(121.0)
Payment in Kind income	0.1	0.2	0.0	0.0	0.0	0.0	0.0	0.3
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2014	$617.6	$6.3	$11.5	$271.0	$16.4	$0.0	$0.0	$922.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(8.6)	$0.0	$(0.1)	$(12.5)	$2.0	$0.0	$(0.1)	$(19.3)

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the nine months ended September 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized (losses) gains included in earnings	(6.0)	0.0	2.2	(7.4)	(0.4)	(0.2)	(0.4)	(12.2)
Unrealized (depreciation) appreciation included in earnings(1)	(5.0)	0.1	(2.5)	(8.4)	1.0	(0.2)	(0.2)	(15.2)
Accretion of discount(1)	1.7	0.0	0.3	0.0	0.0	0.0	0.0	2.0
Purchases	236.7	0.0	0.0	120.2	2.0	0.0	0.0	358.9
Repayments and Sales(1)	(238.2)	0.0	(17.4)	(70.5)	0.0	0.0	(0.3)	(326.4)
Payment in Kind income	0.6	0.4	0.0	0.0	0.0	0.0	0.0	1.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2014	$617.6	$6.3	$11.5	$271.0	$16.4	$0.0	$0.0	$922.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(8.2)	$0.0	$(0.5)	$(14.9)	$0.6	$0.0	$(0.4)	$(23.4)

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Common Stock	0.0	0.0	13.8	13.8
Preferred Shares	0.0	0.0	0.4	0.4
Warrants to purchase equity	0.0	0.0	0.9	0.9
Total	$0.0	$16.9	$914.7	$931.6

A reconciliation of the fair value of investments for the three months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at June 30, 2013	$627.6	$5.3	$45.0	$195.9	$0.0	$14.5	$0.4	$0.5	$889.2
Realized gains (losses) included in earnings	(3.4)	0.0	3.3	0.3	0.0	0.0	(1.5)	0.0	(1.3)
Unrealized appreciation (depreciation) included in earnings(1)	12.2	0.1	(3.2)	1.6	0.0	0.3	1.5	0.0	12.5
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.6
Purchases(1)	62.1	0.0	5.6	17.3	0.0	0.0	0.0	0.0	85.0
Repayments and Sales	(34.3)	0.0	(19.5)	(8.2)	0.0	0.0	0.0	0.0	(62.0)
Payment in Kind income	0.4	0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.6
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.2	$0.0	$0.0	$4.4	$0.0	$0.3	$0.0	$0.0	$13.9

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the nine months ended September 30, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Subordinated Note Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31,2012	$485.1	$0.0	$55.6	$109.3	$0.1	$4.4	$2.7	$0.5	$657.7
Realized (losses) gains included in earnings	(2.3)	0.6	10.9	(0.5)	0.0	0.0	(1.5)	0.0	7.2
Unrealized appreciation (depreciation) included in earnings	12.9	2.8	(8.6)	(13.1)	0.0	7.0	(1.0)	0.0	0.0
Accretion of discount	2.0	0.0	0.8	0.0	0.0	0.0	0.0	0.0	2.8
Purchases	332.7	3.1	17.0	124.2	0.0	3.4	0.0	0.0	480.4
Repayments and Sales	(166.7)	(1.1)	(44.4)	(13.0)	(0.1)	0.0	0.0	0.0	(225.3)
Payment in Kind income	1.4	0.2	0.0	0.0	0.0	0.0	0.2	0.0	1.8
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2013	$665.1	$5.6	$31.3	$206.9	$0.0	$14.8	$0.4	$0.5	$924.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$9.8	$2.7	$0.4	$(8.0)	$0.0	$7.0	$(2.5)	$0.0	$9.4

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $942.6 million and $931.6 million as of September 30, 2014 and December 31, 2013, respectively. The increase in investments during the nine months ended September 30, 2014 was due primarily to purchases of investments of approximately $362.9 million, partially offset by debt repayments and sales of securities totaling approximately $327.4 million. Funding for these new investments was provided by an equity capital raise totaling $66.4 million and the deployment of capital available as of December 31, 2013.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2014, we recognized proceeds of approximately $48.3 million largely from the aggregate proceeds from the sale of several CLO equity investments ($27.3 million), whereas for the year ended December 31, 2013, we recognized proceeds of approximately $118.5 million from the sales of securities. Also, during the quarter ended September 30, 2014, we had repayments and amortization payments of approximately $73.7 million, whereas for the year ended December 31, 2013, we had repayments and amortization payments of approximately $203.9 million.

As of September 30, 2014, we had investments in debt securities of, or loans to, 53 portfolio companies, with a fair value of approximately $655.2 million, and equity investments in 29 portfolio companies, with a fair value of approximately $287.4 million. These debt investments included approximately $1.0 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

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

A reconciliation of the investment portfolio for the nine months ended September 30, 2014 and the year ended December 31, 2013 follows:

	September 30, 2014	December 31, 2013
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$931.6	$667.5
Portfolio Investments Acquired	362.9	577.5
Debt repayments	(224.6)	(203.9)
Sales of securities	(102.8)	(118.5)
Payment in Kind(1)	1.0	2.1
Original Issue Discount	2.1	3.7
Net Unrealized Depreciation	(15.4)	(3.2)
Net Realized (Losses) Gains	(12.2)	6.4
	$942.6	$931.6

(1)	Includes rounding adjustments to reconcile period balances at December 31, 2013.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
September 30, 2014	$97.6	$73.7	$48.3
June 30, 2014	178.3	116.6	33.4
March 31, 2014	87.0	34.3	21.1
Total	$362.9	$224.6	$102.8
December 31, 2013	$85.2	$66.0	$26.2
September 30, 2013	85.0	22.3	39.6
June 30, 2013	190.8	85.8	17.7
March 31, 2013	216.5	29.8	35.0
Total	$577.5	$203.9	$118.5

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$637.4	67.6%	$644.7	69.2%
Senior Unsecured Notes	6.3	0.7%	5.8	0.6%
CLO Debt	11.5	1.2%	28.9	3.1%
CLO Equity	271.0	28.8%	237.1	25.5%
Common Stock	16.4	1.7%	13.8	1.5%
Preferred Shares	0.0	0.0%	0.4	0.0%
Warrants	0.0	0.0%	0.9	0.1%
Total	$942.6	100.0%	$931.6	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance	$282.5	30.0%	$266.0	28.6%
Telecommunication services	99.7	10.6%	51.7	5.5%
Business services	89.7	9.5%	69.5	7.4%
Software	88.7	9.4%	77.2	8.3%
Printing and publishing	77.0	8.2%	69.9	7.5%
Financial intermediaries	60.1	6.4%	71.7	7.7%
Enterprise software	58.8	6.3%	38.9	4.2%
Consumer services	30.0	3.2%	24.0	2.6%
Auto parts manufacturer	26.7	2.8%	12.0	1.3%
Retail	20.7	2.2%	39.0	4.2%
Computer hardware	19.4	2.1%	9.7	1.0%
Travel	15.4	1.6%	26.3	2.8%
Radio and television	14.4	1.5%	10.3	1.1%
Education	11.4	1.2%	6.6	0.7%
Healthcare	10.8	1.1%	23.0	2.5%
Utlities	9.8	1.0%	10.0	1.1%
Leisure goods	9.7	1.0%	10.0	1.1%
Electronics	7.6	0.8%	3.9	0.4%
IT consulting	6.7	0.7%	26.8	2.9%
Pharmaceutical	3.5	0.4%	3.5	0.4%
Chemicals and plastics	0.0	0.0%	28.6	3.1%
Logistics	0.0	0.0%	20.5	2.2%
IT outsourcing	0.0	0.0%	6.9	0.7%
Grocery	0.0	0.0%	6.9	0.7%
Advertising	0.0	0.0%	5.1	0.5%
Packaging and containers	0.0	0.0%	5.0	0.5%
Clothing	0.0	0.0%	4.6	0.5%
Insurance	0.0	0.0%	3.5	0.4%
IT value-added reseller	0.0	0.0%	0.5	0.1%
Total	$942.6	100.0%	$931.6	100.0%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2014 and December 31, 2013, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At September 30, 2014 and December 31, 2013, our debt investment portfolio was graded as follows:

Grade	Summary Description	September 30, 2014
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	606.0	90.1%	600.4	91.6%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	54.2	8.1%	48.1	7.4%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	12.3	1.8%	6.7	1.0%
		$672.5	100.0%	$655.2	100.0%

Grade	Summary Description	December 31, 2013
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of principal and interest is expected	593.6	85.3%	589.1	86.7%
3	Closer monitoring is required. Full repayment of principal and interest is expected.	91.9	13.2%	84.8	12.5%
4	A reduction of interest income has occurred or is expected to occur. No loss of principal is expected.	—	0.0%	—	0.0%
5	A loss of some portion of principal is expected.	10.0	1.5%	5.5	0.8%
		$695.5	100.0%	$679.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2014 to the three months ended September 30, 2013.

Investment Income

As of September 30, 2014, our debt investments had stated interest rates of between 4.00% and 11.00% (excluding our investment in Unitek Global Services, Inc.) and maturity dates of between 22 and 127 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0%, compared with 8.7% as of September 30, 2013. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended September 30, 2014 was approximately $30.2 million compared to approximately $27.4 million for the three months ended September 30, 2013. This increase was due largely to an increase in the amount of distributions from the equity interests in our CLO vehicle investments and the amount of performing assets in the portfolio. The total principal value of income producing debt investments as of September 30, 2014 and September 30, 2013 was approximately $660.3 million and $733.4 million, respectively. For the quarter ended September 30, 2014, investment income consisted of approximately $12.2 million in cash interest from portfolio investments, approximately $0.6 million in amortization of original issue and market discount, approximately $15.2 million in distributions from the equity interest in securitized vehicle investments, as well as approximately $0.3 million in PIK interest income.

For the quarter ended September 30, 2014, other income of approximately $1.9 million was recorded, including approximately $1.4 million representing fees associated with five of our CLO equity investments, including a CLO warehouse facility, compared to other income of approximately $0.8 million for the quarter ended September 30, 2013. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the quarter ended September 30, 2014 were approximately $12.7 million, which includes the capital gains incentive fee accrual reversal of approximately $0.8 million.

Expenses before incentive fees, for the quarter ended September 30, 2014, were approximately $11.8 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $0.6 million from the quarter ended September 30, 2013, attributable primarily to increased investment advisory fees (consisting of the base management fee) and professional fees. Expenses before incentive fees for the quarter ended September 30, 2013 were approximately $11.1 million.

The investment advisory base fee for the quarter ended September 30, 2014 was approximately $5.4 million and the investment advisory fee in the comparable period in 2013 was approximately $4.9 million. The increase in the base management fee is due to an increase in average gross assets. At each of September 30, 2014 and December 31, 2013, respectively, approximately $7.1 million and $7.1 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the third quarter of 2014 was approximately $5.0 million, which was directly related to our debt securitization financing transactions as well as our Convertible Note transaction. Interest expense for the third quarter of 2013 was also approximately $5.0 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the three months ended September 30, 2014, the total interest expense under the securitization was approximately $759,000, comprised of stated interest expense (approximately $643,000), accreted discount (approximately $40,000) and amortized deferred debt issuance costs (approximately $76,000). The accrued interest payable on the Class A Notes during the third quarter of 2014 was approximately $475,000. At December 31, 2013, interest expense of approximately $476,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources — Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2014. For further information on this securitization, see “— Liquidity and Capital Resources — Borrowings.”

For the three months ended September 30, 2014, the aggregate interest expense under the securitization was approximately $1.9 million, comprised of stated interest expense (approximately $1.7 million), accreted discount (approximately $0.1 million) and amortized deferred debt issuance costs (approximately $0.1 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the third quarter of 2014 was approximately $683,000. At December 31, 2013, aggregate interest expense of approximately $683,000 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the three months ended September 30, 2014, the aggregate interest expense on the Convertible Notes was approximately $2.3 million, comprised of stated interest expense (approximately $2.2 million) and amortized deferred debt issuance costs (approximately $0.1 million). The accrued interest payable on the Convertible Notes during the third quarter of 2014 was approximately $3.6 million. At December 31, 2013, aggregate interest expense on the Convertible Notes of approximately $1.4 million remained payable.

The table below summarizes the components of interest expense for the three months ended September 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$642.4	$40.0	$76.3	$758.7	$651.6	$40.0	$76.2	$767.8
TICC CLO 2012-1 LLC Class A-1 Notes	890.7	49.9	—	940.6	907.9	49.8	—	957.7
TICC CLO 2012-1 LLC Class B-1 Notes	190.7	13.5	—	204.2	192.6	13.5	—	206.1
TICC CLO 2012-1 LLC Class C-1 Notes	292.7	22.5	—	315.2	295.0	22.3	—	317.3
TICC CLO 2012-1 LLC Class D-1 Notes	320.9	25.2	—	346.1	323.0	24.9	—	347.9
TICC CLO 2012-1 amortization of deferred debt	—	—	86.7	86.7	—	—	86.7	86.7
2017 Convertible Notes	2,156.3	—	156.0	2,312.3	2,132.3	—	161.5	2,293.8
Total	$4,493.7	$151.1	$319.0	$4,963.8	$4,502.4	$150.5	$324.4	$4,977.3

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $604,000 for the quarter ended September 30, 2014, compared to approximately $387,000 for the quarter ended September 30, 2013. This increase was primarily the result of the timing of certain professional services fees, which increased by approximately $217,000.

Compensation expenses were approximately $473,000 for the quarter ended September 30, 2014 compared to approximately $310,000 for the quarter ended September 30, 2013, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At September 30, 2014 and December 31, 2013, respectively, approximately $407,000 and $24,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, market data services, facilities costs and other expenses, were approximately $385,000 for the three months ended September 30, 2014 compared to approximately $541,000 for the same period in 2013. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the third quarter of 2014 was approximately $1.7 million compared to $1.8 million in the third quarter of 2013. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The capital gains incentive fee expense for the quarter ended September 30, 2014 resulted in an accrual reversal of approximately $838,000 as a result of the net impact of net unrealized appreciation and net realized losses on our portfolio for the quarter ended September 30, 2014. For the quarter ended September 30, 2013, an accrual of approximately $2.3 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended September 30, 2014, we recorded net realized losses on investments of approximately $3.5 million, which represents the loss on the sale of our equity investment in Stone Tower CLO VII, Ltd. of approximately $4.4 and net realized gains from the sale and repayment of several other of our debt and equity investments which totaled approximately $0.9 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2014, we had net unrealized depreciation of approximately $15.3 million, comprised of $4.0 million in gross unrealized appreciation, $23.6 million in gross unrealized depreciation and approximately $4.3 million relating to the reversal of prior period net unrealized depreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2014 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Stone Tower CLO VII Ltd	$4.9
Merrill Communications, LLC	2.2
Canaras Summit CLO Ltd	0.9
RBS Holding Company	0.8
Ares XXIX CLO Ltd	0.5
Catamaran CLO 2013-1 Ltd	(0.5)
HarbourView CLO 2006-1	(0.5)
Marea CLO, Ltd	(0.6)
AMMC CLO XII, Ltd	(0.8)
Catamaran CLO 2012-1 Ltd	(0.9)
Cedar Funding II CLO, Ltd	(1.0)
Ivy Hill Middle Market Credit Fund VII, Ltd	(1.0)
Ares XXV CLO Ltd	(1.1)
Telos CLO 2013-3, Ltd	(1.1)
ACA CLO 2007-1, Ltd	(1.3)
Ares XXVI CLO Ltd	(1.4)
Benefit Street Partners CLO II, Ltd	(1.4)
Emporia Preferred Funding III, Ltd	(1.7)
Unitek Global Services, Inc	(5.2)
Net all other	(6.1)
Total	$(15.3)

For the quarter ended September 30, 2013, we recorded net realized losses on investments of approximately $1.3 million, which primarily represented the loss on the write-off of our debt and equity investments in GenuTec Business Solutions of approximately $4.7 million. This loss was partially offset by the net realized gains from the sale of several of our CLO and equity investments which totaled approximately $3.5 million.

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

Portfolio Company	Changes in unrealized appreciation (depreciation)
RBS Holding Company	$7.9
Genutec Business Solutions	4.7
Other equity related investments	4.0
Ares XXVI CLO Ltd.	1.5
Unitek Global Services, Inc	1.1
Marea CLO Ltd.	0.9
Integra Telecom Holdings, Inc	0.7
Benefit Street Partners CLO II Ltd.	0.7
AMMC CLO XII, Ltd.	0.6
Jersey Street 2006-1A CLO LTD	(0.7)
Muir Grove CLO LTD 2007 1X E	(0.7)
Stone Tower CLO VII Ltd.	(0.8)
Harbourview CLO 2006-1	(0.8)
ACA CLO 2007-1 Ltd.	(1.0)
CS Advisors CLO I Ltd. (Sargas CLO)	(1.0)
ACA CLO 2006-2, Limited	(1.4)
Hewetts Island CDO IV 2006-4 E	(1.6)
GSC Partners 2007-8X CDO	(1.9)
Net all other	0.5
Total	$12.7

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended September 30, 2014 and 2013 was approximately $17.5 million and $12.2 million, respectively. This increase was due to an increase in the amount of distributions from the CLO equity investments in our portfolio as well as greater commitment and amendment fee income. These increases were partially offset by higher management fees.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $838,000, core net investment income for the quarter ended September 30, 2014 was approximately $16.7 million compared to approximately $14.5 million for the same period in 2013.

Based on weighted-average shares outstanding of 60,268,078 (basic) and 70,301,230 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended September 30, 2014 was approximately $0.29 (basic) and $0.28 (diluted), compared to approximately $0.23 per share (basic) and $0.22 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share for the quarter ended September 30, 2014 would have been $0.28 (basic) and $0.26 (diluted), compared to $0.28 per share (basic) and $0.26 per share (diluted), for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net (Decrease) Increase in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $1.3 million for the quarter ended September 30, 2014, compared to a net increase of approximately $23.6 million for the comparable period in 2013. This decrease was attributable to greater net unrealized depreciation and net realized losses, partially offset by an increase in distributions from the CLO equity investments in our portfolio, greater commitment and amendment fee income as well lower capital gains incentive fees.

Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended September 30, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation. Based on weighted-average shares outstanding of 60,268,078 (basic and diluted), we had, for the quarter ended September 30, 2014, a net decrease in net assets resulting from operations per common share of approximately $0.02 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.45 (basic) and $0.41 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee, we would have had a core net decrease in net assets resulting from operations per common share of $0.03 (basic and diluted), compared to a core net increase in net assets resulting from operations of $0.49 per share (basic) and $0.44 (diluted) for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2014 to the nine months ended September 30, 2013.

Investment Income

As of September 30, 2014, our debt investments had stated interest rates of between 4.00% and 11.00% (excluding our investment in Unitek Global Services, Inc.) and maturity dates of between 22 and 127 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0%, compared with 8.7% as of September 30, 2013. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the nine months ended September 30, 2014 was approximately $88.8 million compared to approximately $74.6 million for the nine months ended September 30, 2013. This increase was due largely to an increase in the amount of distributions from the equity interests in our CLO vehicle investments. The total principal value of income producing debt investments as of September 30, 2014 and September 30, 2013 was approximately $660.3 million and $733.4 million, respectively. For the nine months ended September 30, 2014, investment income consisted of approximately $36.4 million in cash interest from portfolio investments, approximately $2.1 million in amortization of original issue and market discount, approximately $45.0 million in distributions from the equity interest in securitized vehicle investments, as well as approximately $1.0 million in PIK interest income.

For the nine months ended September 30, 2014, other income of approximately $4.3 million was recorded, including approximately $1.9 million representing fees associated with five of our CLO equity investments, compared to other income of approximately $3.5 million for the nine months ended September 30, 2013. Other income generally includes closing fees, origination fees and amendment fees associated with investments in portfolio companies. Such fees may be paid at closing of our investments or at the time the terms of the underlying loan agreement are revised and are generally fully earned, non-refundable, and non-recurring. Also, the Company may receive fees in connection with CLO equity investments which may be paid over the life of the underlying CLO vehicle; such fees are recognized as income when earned.

Operating Expenses

Total expenses for the nine months ended September 30, 2014 were approximately $36.1 million, which includes the capital gains incentive fee accrual reversal of approximately $3.9 million.

Expenses before incentive fees, for the nine months ended September 30, 2014, were approximately $35.1 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $3.4 million from the nine months ended September 30, 2013, attributable primarily to increased investment advisory fees (consisting of the base management fee) and higher interest expense associated with the secured notes issued under our debt securitization transactions and Convertible Notes. Expenses before incentive fees for the nine months ended September 30, 2013 were approximately $31.7 million.

The investment advisory base fee for the nine months ended September 30, 2014 was approximately $15.8 million and the investment advisory fee in the comparable period in 2013 was approximately $13.9 million. The increase in the base management fee is due to an increase in average gross assets. At each of September 30, 2014 and December 31, 2013, respectively, approximately $7.1 million and $7.1million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the nine months ended September 30, 2014 was approximately $14.8 million, which was directly related to our debt securitization financing transactions as well as our Convertible Note transaction. Interest expense for the nine months ended September 30, 2013 was approximately $14.0 million.

TICC CLO LLC

In August 2011, secured notes in the amount of $101,250,000 were issued by a newly formed special purpose vehicle in which a wholly-owned subsidiary of TICC owns all of the equity. Under this structure, the notes bear interest, after the effective date, at three-month London Inter Bank Offered Rate (“LIBOR”) plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). For the nine months ended September 30, 2014, the total interest expense under the securitization was approximately $2.3 million, comprised of stated interest expense (approximately $1.9 million), accreted discount (approximately $119,000) and amortized deferred debt issuance costs (approximately $226,000). The accrued interest payable on the Class A Notes during the third quarter of 2014 was approximately $475,000. At December 31, 2013, interest expense of approximately $476,000 remained payable. For further information on this securitization, see “— Liquidity and Capital Resources — Borrowings.”

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2014. For further information on this securitization, see “— Liquidity and Capital Resources-Borrowings.”

For the nine months ended September 30, 2014, the aggregate interest expense under the securitization was approximately $5.6 million, comprised of stated interest expense (approximately $5.0 million), accreted discount (approximately $0.3 million) and amortized deferred debt issuance costs (approximately $0.3 million). The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer during the third quarter of 2014 was approximately $683,000. At December 31, 2013, aggregate interest expense of approximately $683,000 million remained payable.

2017 Convertible Notes

On September 26, 2012, we issued $105,000,000 aggregate principal amount of the Convertible Notes. An additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes mature on November 1, 2017. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2013. For the nine months ended September 30, 2014, the aggregate interest expense on the Convertible Notes was approximately $6.9 million, comprised of stated interest expense (approximately $6.4 million) and amortized deferred debt issuance costs (approximately $0.5 million). The accrued interest payable on the Convertible Notes during the third quarter of 2014 was approximately $3.6 million. At December 31, 2013, aggregate interest expense on the Convertible Notes of approximately $1.4 million remained payable.

The table below summarizes the components of interest expense for the nine months ended September 30, 2014 and 2013:

(dollars in thousands)	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$1,907.4	$118.8	$226.2	$2,252.4	$1,946.4	$118.6	$226.3	$2,291.3
TICC CLO 2012-1 LLC Class A-1 Notes	2,646.5	148.1	—	2,794.6	2,263.5	143.9	—	2,407.4
TICC CLO 2012-1 LLC Class B-1 Notes	566.2	40.1	—	606.3	473.5	39.4	—	512.9
TICC CLO 2012-1 LLC Class C-1 Notes	869.1	66.7	—	935.8	722.3	67.7	—	790.0
TICC CLO 2012-1 LLC Class D-1 Notes	952.8	74.4	—	1,027.2	789.2	75.5	—	864.7
TICC CLO 2012-1 amortization of deferred debt	—	—	257.2	257.2	—	—	228.6	228.6
2017 Convertible Notes	6,468.7	—	463.0	6,931.7	6,420.8	—	464.9	6,885.7
Total	$13,410.7	$448.1	$946.4	$14,805.2	$12,615.7	$445.1	$919.8	$13,980.6

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.6 million for the nine months ended September 30, 2014, compared to approximately $1.5 million for the nine months ended September 30, 2013. This increase was primarily the result of the timing of certain professional services.

Compensation expenses were approximately $1.4 million for the nine months ended September 30, 2014 compared to approximately $0.9 million for the nine months ended September 30, 2013, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At September 30, 2014 and December 31, 2013, respectively, approximately $407,000 and $24,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, market data services, facilities costs and other expenses, were approximately $1.6 million for the nine months ended September 30, 2014 compared to approximately $1.5 million for the same period in 2013. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the nine months ended September 30, 2014 was approximately $4.8 million compared to $4.4 million for the nine months ended September 30, 2013. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. The capital gains incentive fee expense for the nine months ended September 30, 2014 resulted in an accrual reversal of approximately $3.9 million as a result of the impact of net unrealized depreciation and net realized losses on our portfolio for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, an accrual reversal of approximately $0.4 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2014, we recorded net realized losses on investments of approximately $12.2 million, which represents the loss on the restructuring of our debt investment in Nextag Inc. of approximately $5.3 million, the loss on the sale of our equity investment in Stone Tower CLO VII, Ltd. of approximately $4.4 million and net realized losses from the sale and repayment of several of our debt and equity investments which totaled approximately $2.5 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2014, we had net unrealized depreciation of approximately $15.4 million, comprised of $6.7 million in gross unrealized appreciation, $30.4 million in gross unrealized depreciation and approximately $8.3 million relating to the reversal of prior period net unrealized depreciation as investments were realized. The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2014 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Stone Tower CLO VII Ltd	$4.0
Nextag, Inc	3.7
Merrill Communications, LLC	1.4
Lightpoint CLO VIII, Ltd	1.3
Mmodal, Inc	1.2
Ares XXIX CLO Ltd	1.1
Jersey Street CLO, Ltd	0.9
Mountain Hawk III CLO, Ltd	0.9
Canaras Summit CLO Ltd	0.6
Global Tel Link Corp	0.5
Shackleton 2013-III CLO, Ltd	(0.5)
GlobalLogic Holdings Inc	(0.5)
Algorithmic Implementations, Inc	(0.7)
Cedar Funding II CLO, Ltd	(0.7)
AMMC CLO XII, Ltd	(0.8)
Ares XXV CLO Ltd	(0.8)
Catamaran CLO 2013-1 Ltd	(0.9)
HarbourView CLO 2006-1	(1.0)
Benefit Street Partners CLO II, Ltd	(1.2)
RBS Holding Company	(1.2)
Telos CLO 2013-3, Ltd	(1.2)
Columbus Park CDO Ltd	(1.3)
Telos CLO 2014-5, Ltd	(1.4)
Emporia Preferred Funding III, Ltd	(1.5)
Ares XXVI CLO Ltd	(2.0)
Catamaran CLO 2012-1 Ltd	(2.7)
ACA CLO 2007-1, Ltd	(2.9)
Unitek Global Services, Inc	(5.4)
Net all other	(4.3)
Total	$(15.4)

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

Portfolio Company	Changes in unrealized appreciation (depreciation)
Merrill Communications, LLC	$9.4
RBS Holding Company	8.1
Genutec Business Solutions	4.7
Other equity related investments	4.0
ARES XXVI CLO Ltd.	1.5
Band Digital, Inc.	1.3
Integra Telecom Holdings, Inc.	1.3
Carlyle Global Market Strategies CLO 2013-2 Ltd.	1.0
Halcyon Loan Advisors Funding	0.8
Benefit Street Partners CLO II Ltd.	0.7
AMMC CLO XII, Ltd.	0.6
Flagship 2005-4A D	(0.6)
Harbourview CLO 2006-1	(0.6)
Nextag, Inc.	(0.7)
Lightpoint CLO VII LTD	(0.7)
CIFC CLO – 2006-1A B2L	(0.8)
Muir Grove CLO LTD 2007 1X E	(0.9)
Landmark V CDO LTD.	(0.9)
Gale 2007-4A CLO	(0.9)
Lightpoint CLO VII LTD 2007-7	(1.0)
Hewetts Island CDO IV 2006-4 E	(1.1)
Jersey Street 2006-1A CLO Ltd.	(1.6)
Canaras Summit CLO Ltd.	(1.7)
Lightpoint CLO VIII Ltd.	(1.7)
ACA CLO 2007-1 Ltd.	(2.0)
Hewetts Island CDO III 2005-1A D	(2.2)
GSC Partners 2007-8X CDO	(2.2)
ACA CLO 2006-2, Limited	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.7)
CS Advisors CLO I Ltd. (Sargas CLO)	(3.0)
Pegasus Solutions, Inc.	(3.3)
Stone Tower CLO VII Ltd.	(4.0)
Net all other	1.3
Total	$(0.1)

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2014 and 2013 was approximately $52.7 million and $38.8 million, respectively. This increase was due primarily to an increase in the amount of distributions from the CLO equity investments in our portfolio and lower capital gains incentive fees. These were partially offset by increased interest expense and higher management fees.

Excluding the impact of the capital gains incentive fee accrual reversal of approximately $3.9 million, core net investment income for the nine months ended September 30, 2014 was approximately $48.8 million compared to approximately $38.4 million for the same period in 2013.

Based on weighted-average shares outstanding of 58,307,825 (basic) and 68,340,977 (diluted), the net increase in net assets resulting from net investment income per common share for the nine months ended September 30, 2014 was approximately $0.90 (basic) and $0.85 (diluted), compared to approximately $0.77 per share (basic) and $0.74 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual reduction, the net increase in net assets resulting from core net investment income per common share for the nine months ended September 30, 2014 would have been $0.84 (basic) and $0.80 (diluted), compared to $0.76 per share (basic) and $0.73 per share (diluted), for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $25.1 million for the nine months ended September 30, 2014, compared to a net increase of approximately $45.9 million for the comparable period in 2013. This decrease was attributable to greater net unrealized depreciation and net realized losses as well as greater interest expense and higher management fees. This decrease was partially offset by an increase in the amount of distributions from the CLO equity investments in our portfolio as well as lower capital gains incentive fees.

Due to the anti-dilutive effect on the computation of diluted earnings per share for the nine months ended September 30, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation. Based on weighted-average shares outstanding of 58,307,825 (basic and diluted), we had, for the nine months ended September 30, 2014, a net increase in net assets resulting from operations per common share of approximately $0.43 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.91 (basic) and $0.85 (diluted) for the same period in 2013.

Excluding the impact of the capital gains incentive fee accrual, we would have had a core net increase in net assets resulting from operations per common share of $0.36 (basic and diluted), compared to a core net increase in net assets resulting from operations of $0.90 per share (basic) and $0.85 per share (diluted) for the same period in 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

The following tables provide a reconciliation of net investment income to core net investment income (for the three and nine months ended September 30, 2014 and 2013, respectively):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$17,520,528	$0.291	$52,695,296	$0.904
Capital gains incentive fee	(837,963)	(0.014)	(3,872,853)	(0.066)
Core net investment income	$16,682,565	$0.277	$48,822,443	$0.838

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$12,238,709	$0.232	$38,845,830	$0.772
Capital gains incentive fee	2,270,014	0.043	(414,404)	(0.008)
Core net investment income	$14,508,723	$0.275	$38,431,426	$0.764

The following tables provide a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three and nine months ended September 30, 2014 and 2013, respectively):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net (decrease) increase in net assets resulting from operations	$(1,261,925)	$(0.021)	$25,133,990	$0.431
Capital gains incentive fee	(837,963)	(0.014)	(3,872,853)	(0.066)
Core net (decrease) increase in net assets resulting from operations	$(2,099,888)	$(0.035)	$21,261,137	$0.365

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net increase in net assets resulting from operations	$23,588,777	$0.447	$45,887,819	$0.912
Capital gains incentive fee	2,270,014	0.043	(414,404)	(0.008)
Core net increase (decrease) in net assets resulting from operations	$25,858,791	$0.490	$45,473,415	$0.904

In addition, the following ratio is presented to supplement the financial highlights included in Note 12 to the financial statements:

	2014		2013
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Ratio of core net investment income to average net assets, for the three and nine months ended September 30, 2014 and 2013, respectively	11.58%	11.52%	11.15%	10.26%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the three and nine months ended September 30, 2014 and 2013, respectively.

	2014		2013
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Ratio of net investment income to average net assets	12.16%	12.43%	9.40%	10.37%
Ratio of capital gain incentive fee to average net assets	(0.58)%	(0.91)%	1.75%	(0.11)%
Ratio of core net investment income to average net assets	11.58%	11.52%	11.15%	10.26%

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2014, cash and cash equivalents increased from approximately $14.9 million at the beginning of the period to approximately $27.6 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $15.4 million, largely reflecting purchases of new investments of approximately $355.0 million partially offset by the proceeds from principal repayments and sales of investments of approximately $323.2 million. Net cash used by investing activities reflects the change in restricted cash in the debt securitization entity. During the period, net cash provided by financing activities was approximately $15.9 million, reflecting primarily the net proceeds of approximately $66.4 resulting from an equity offering, partially offset by the distribution of dividends.

Equity Follow-On Offerings

On March 19, 2014, we completed a public offering of approximately 6.75 million shares of our common stock at a public offering price of $10.14 per share for total gross proceeds of approximately $68.4 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $15.8 million for investment advisory services, excluding pre-incentive net investment income incentive fees, and approximately $1.6 million for administrative services for the nine months ended September 30, 2014.

A summary of our significant contractual payment obligations is as follows as of September 30, 2014. See “Note 4. Borrowings” to our consolidated financial statements.

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

Borrowings

On August 10, 2011, the Company completed a $225.0 million debt securitization financing transaction. The Class A Notes offered in the securitization were issued by TICC CLO, and are secured by the assets held by the trustee on behalf of the 2011 Securitization Issuer. The notes are an obligation of TICC CLO. The securitization was executed through a private placement of $101.25 million of Aaa/AAA Class A Notes which bear interest, after the effective date, at three-month LIBOR plus 2.25% (prior to the effective date, the Class A Notes bear interest at five-month LIBOR plus 2.25%). The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes. The Class A Notes are included in the September 30, 2014 consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2014, the Class A note holders were paid interest on the Class A notes of approximately $0.6 million and $1.9 million, respectively. Holdings retained all of the 2011 Subordinated Notes totaling $123.75 million and all of the membership interests in the 2011 Securitization Issuer. The 2011 Subordinated Notes do not bear interest, but are entitled to the residual economic interest in the 2011 Securitization Issuer.

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued an additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2014, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the subordinated notes, which totaled $80 million as of September 30, 2014. For the three and nine months ended September 30, 2014, the class A-1, B-1, C-1 and D-1 were paid in aggregate $1.7 million and $5.0 million, respectively.

On September 26, 2012, the Company issued $105,000,000 aggregate principal amount of the Convertible Notes and an additional $10,000,000 aggregate principal amount of the Convertible Notes was issued on October 22, 2012. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future. For the three and nine months ended September 30, 2014, note holders were paid interest of $0 and $4.3 million, respectively.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2011:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 30, 2014	0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29
Total (2014)			$1.16
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16	(1)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(1)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	$0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			$0.99	(1)

(1)	Distributions for the fiscal years ended December 31, 2013, 2012 and 2011 were funded from taxable earnings.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, as the non-managing member, holds a minority, non-controlling interest in TICC Management. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, which serves as the collateral manager of T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.

•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in leveraged corporate loans, and its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”). BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management.

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

RECENT DEVELOPMENTS

On October 27, 2014, TICC Funding, LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of TICC Capital Corp., entered into a revolving credit facility (the “Facility”) with Citibank, N.A. We used part of the proceeds from the Facility to redeem all of the $101,250,000 secured notes issued by TICC CLO LLC. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Interest on the loans is payable quarterly in arrears. In connection with the redemption of the secured notes issued by TICC CLO LLC, we will write-off approximately $3.1 million of discount and deferred debt issuance costs.

Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The Facility is secured by a pool of loans initially consisting of loans sold by TICC CLO to TICC Funding, loans sold and contributed by us to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties. We may sell and contribute additional loans to TICC Funding from time to time. We will act as the collateral manager of the loans owned by TICC Funding, and have retained a residual interest through our ownership of TICC Funding.

The period during which TICC Funding may request additional borrowings under the Facility will terminate on October 27, 2016. All amounts borrowed under the Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. TICC Funding is required to pay certain fees in connection with the Facility, including a fee on the unused portion of the commitment under the Facility. TICC Funding may prepay any borrowing at any time without a premium or penalty, except that TICC Funding might be liable for certain funding breakage fees if prepayments occur prior to expiration of the relevant interest period. TICC Funding may also permanently reduce all or a portion of the Facility amount from time to time upon payment of a prepayment fee if such reduction occurs prior to October 27, 2016.

On October 30, 2014, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2014 to shareholders of record as of December 17, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, two debt investments in our portfolio were at a fixed rate, and the remaining sixty-five debt investments were at variable rates, representing approximately $8.5 million and $664.0 million in principal debt, respectively. At September 30, 2014, approximately $651.7 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our syndicated-loan investments are generally reset quarterly, whereas our bilateral investment is generally reset annually. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2014. We have also assumed outstanding variable rate borrowings of $341.3 million. Under this analysis, net investment income would decrease by $2.3 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $9.3 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at a historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of September 30, 2014. Under this analysis, the effect on total investment income would be a decrease of approximately $21.0 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on total investment income would be a decrease of approximately $10.6 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

While we did not engage in unregistered sales of equity securities during the nine months ended September 30, 2014, we issued a total of 207,002 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $1,847,625.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).
3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Form of Custody Agreement between Registrant and U.S. Bank National Association (filed herewith).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).
10.5	Purchase Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC, TICC CLO LCC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.6	Master Loan Sale Agreement by and among the Registrant, TICC Capital Corp. 2011-1 Holdings, LLC and TICC CLO LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.7	Indenture by and between TICC CLO LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.8	Collateral Management Agreement by and between TICC CLO LLC and the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.9	Collateral Administration Agreement by and among TICC CLO LLC, the Registrant and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 11, 2011).
10.10	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.11	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.12	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.13	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.14	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.15	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.16	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.17	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.18	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.19	Form of Credit and Security Agreement, dated as of October 27, 2014, among TICC Funding, LLC, the lenders from time to time party thereto, Citibank, N.A., The Bank of New York Mellon Trust Company, National Association, and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 29, 2014).
10.20	Form of Sale, Contribution and Master Participation Agreement, dated as of October 27, 2014, by and among TICC Capital Corp. and TICC Funding, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 29, 2014).
10.21	Form of Collateral Administration Agreement, dated as of October 27, 2014, by and among TICC Funding, LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 29, 2014).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: November 6, 2014	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2014	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)