Form 10-K
period 2014-12-31
TICC Capital Corp.
filed 2015-03-04
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2014, based on the closing price on that date of $9.90 on the NASDAQ Global Select Market, was $586,745,914. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 59,987,986 shares of the Registrant’s common stock outstanding as of March 3, 2015.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2014

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

Our capital is generally used by corporate borrowers to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property. In making our CLO investments, we consider the indenture structure for that vehicle, its operating characteristics and compliance with its various indenture provisions, as well as its corporate loan-based collateral pool.

We generally expect to invest between $5.0 million and $50.0 million in each of our portfolio investments, although this investment size may vary as the size of our capital base changes and market conditions warrant, and to accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

The structures of our investments will vary and we invest across a wide range of different industries. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and which are cash flow positive. Many of these companies will have financial backing provided by other financial or strategic sponsors at the time we make an investment. The portfolio companies in which we invest, however, will generally be considered below investment grade, and their debt securities may in turn be referred to as “junk.” A portion of our investment portfolio may consist of debt investments for which issuers are not required to make significant principal payments until the maturity of the senior loans, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, many of the debt securities we hold typically contain interest reset provisions that may make it more difficult for a borrower to repay the loan, heightening the risk that we may lose all or part of our investment.

We also purchase portions of equity and junior debt tranches of collateralized loan obligation (“CLO”) vehicles. Substantially all of the CLO vehicles in which we may invest would be deemed to be investment companies under the 1940 Act but for the exceptions set forth in section 3(c)(1) or section 3(c)(7). Structurally, CLO vehicles are entities that were formed to originate and manage a portfolio of loans. The loans within the CLO vehicle are limited to loans which meet established credit criteria and are subject to concentration limitations in order to limit a CLO vehicle’s exposure to a single credit. A CLO vehicle is formed by raising various classes or “tranches” of debt (with the most senior tranches being rated “AAA” to the most junior tranches typically being rated “BB” or “B”) and equity. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. Our investment strategy may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle.

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

Securitization Vehicle

On August 23, 2012, the Company completed a $160.0 million debt securitization financing transaction, consisting of $120.0 million in secured notes and $40.0 million of subordinated notes. The secured and subordinated notes were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), which is a special purpose vehicle that is a wholly-owned subsidiary of TICC. TICC presently owns all of the subordinated notes (the “2012 Subordinated Notes”) issued in the CLO transaction. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120 million and subordinated notes totaling an aggregate of $40.0 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction.

As of December 31, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240.0 million and were issued in four classes. The class A-1 notes have a current face amount of $176.0 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AA(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current initial face amount of $23.0 million, are rated A(sf)/A2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated BBB(sf)/Baa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. The secured notes of the 2012 Securitization Issuer have a stated maturity date of August 25, 2023 and are subject to a two year non-call period, during which the notes may not be repaid. This CLO has a four year reinvestment period, during which the proceeds from the repayment of its underlying investments may be reinvested in new portfolio securities.

The 2012 Securitization Issuer was formed to provide us with access to additional capital for investment by permitting us to issue debt securities to securitize a portion of our existing portfolio investments, selected by us, that were originated using our typical investment process. The debt securities were issued by the 2012 Securitization Issuer in connection with its formation in a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”). In addition, because the 2012 Securitization Issuer is a consolidated subsidiary, we did not recognize any gain or loss on the transfer of any of our portfolio assets to it. However, while not expressly named, TICC Management, our investment adviser, and BDC Partners, LLC (“BDC Partners”), our administrator, may be entitled to indemnification under certain agreements we entered into to serve as collateral manager for the 2012 Securitization Issuer as a result of its affiliation with us. Although we have no present plans to do so, we may elect to securitize additional portfolio investments in the future.

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

Credit Facility

On October 27, 2014, TICC Funding, LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. The Company used part of the proceeds from the Facility to redeem all of the $101.25 million of Class A secured notes issued by TICC CLO LLC on August 10, 2011. The secured notes previously issued under TICC CLO LLC were based on LIBOR for an interest period of three months plus a spread of 2.25% per annum. In connection with the redemption of the secured notes issued by TICC CLO LLC, the Company wrote-off approximately $3.1 million of previously unaccreted discount and unamortized costs.

The Facility is secured by a pool of loans initially consisting of loans sold by TICC CLO LLC to TICC Funding, loans sold and contributed by the Company to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties. The Company may sell and contribute additional loans to TICC Funding from time to time. The Company will act as the collateral manager of the loans owned by TICC Funding, and has retained the residual economic interest through its ownership of TICC Funding.

Organizational and Regulatory Structure

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, its managing member, and Charles M. Royce, our non-executive Chairman who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly, own or control all of the outstanding equity interests of BDC Partners. Under our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

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

Each of TICC CLO 2012-1 and TICC Funding are consolidated subsidiaries of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

Set forth below is a chart detailing our organizational structure.

BDC Partners, LLC
Managing Member Interest
TICC Management, LLC
Administration Agreement
Advisory Agreement
TICC Capital Corp.
100% Equity Interest
100% Equity Interest
TICC CLO 2012-1 LLC
TICC Funding, LLC

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

MARKET OPPORTUNITY

Over the past several years, the market for debt and credit-related investments has become more competitive and yields have generally decreased. We expect the market for new corporate debt investments to remain generally competitive in 2015, especially with regard to the larger company portion of the corporate loan market. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated and middle-market loans, and we continue to be focused on certain structured finance investments, including collateralized loan obligation investment vehicles.

We believe that the syndicated leveraged corporate loan market is relatively large and remains largely inaccessible, on a direct basis, to a significant portion of investors that are not lenders or approved institutions. The CLO market also permits exposure to syndicated senior loans, but this market is almost exclusively private and predominantly institutional.

The senior loan market is characterized by various factors, including:

•	Seniority. A senior loan typically ranks senior in a company’s capital structure to all other forms of debt or equity. As such, that loan maintains the senior-most claim on the company’s assets and cash flow, and, we believe should, all other things being equal, offer the prospect of a relatively more stable and lower-risk holding.
•	Floating rate instruments. A senior loan typically contains a floating versus a fixed interest rate, which we believe provides some measure of protection against the risk of interest rate fluctuation.
•	Frequency of interest payments. A senior loan typically provides for scheduled interest payments no less frequently than quarterly.

In the current environment, we believe the above attributes seem particularly desirable.

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

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 23 years of experience in debt and equity research and investment. Mr. Cohen is also the Chief Executive Officer of T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”), since 2010. Mr. Cohen previously managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.
•	Saul B. Rosenthal, our President and Chief Operating Officer, has 16 years of experience in the capital markets, with a focus on middle-market transactions. Mr. Rosenthal is also the President of T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and is a member of the board of the National Museum of Mathematics and the New York City chapter of the Young Presidents’ Organization. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.
•	Darryl Monasebian is the Executive Vice President and head of portfolio management of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. Mr. Monasebian has also served since 2005 as the senior managing director and head of portfolio management of T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Mr. Monasebian serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared). Prior to joining TICC Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University’s Graduate School of Management.
•	Hari Srinivasan is a Managing Director and portfolio manager of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and at T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Previously, Mr. Srinivasan was a credit manager at Lucent Technologies from 2002 to 2005, focusing on restructuring and monetization of distressed assets in Lucent’s vendor finance portfolio, and credit analysis of Lucent’s telecom customers. Prior to that, Mr. Srinivasan was an analyst in the fixed income group at Lehman Brothers from 1998 to 2002. Mr. Srinivasan received a B.S. in Computer Science from Poona University, India and a Masters of Business Administration from New York University’s Stern School of Business.
•	Debdeep Maji is a Managing Director of TICC Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and at T2 Advisers, LLC, which serves as collateral manager of T2 Income Fund CLO I Ltd. Mr. Maji graduated from the Jerome Fisher Program in Management and Technology at the University of Pennsylvania where he received a Bachelor of Science degree in Economics from the Wharton School (and was designated a Joseph Wharton Scholar) and a Bachelor of Applied Science from the School of Engineering.

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

INVESTMENT PROCESS

Identification

We identify opportunities in the CLO market through our network of brokers, dealers, agent banks, collateral mangers and sponsors that we have been working with for several years. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans.

We identify and source new prospective corporate debt investments through a network of funds, investment banks, accounting and law firms and direct company relationships. We have identified several criteria that we believe are important in seeking our investment objective. These criteria provide general guidelines for our investment decisions; however, we do not require each prospective investment to meet all or any specific number of these criteria.

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

Corporate Loans

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

Investment Characteristics

In identifying corporate debt investments, we seek to ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. It should be noted, however, that because we are not primarily an asset-based lender, in the current economic environment, the value of collateral and security interests may dissipate rapidly. In addition, we seek substantial loan covenants or to participate in syndicated loans that incorporate loan covenants that assist in the management of risk. Our loan documents may include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also provide protection against customary events of default such as non-payment, breach of covenant, insolvency and change of control.

MONITORING RELATIONSHIPS WITH PORTFOLIO COMPANIES

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

Grade	Summary Description
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specified tranche and such trend is expected to continue.
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche.

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

The following is a representative list of the industries in which we have invested:

•	Structured finance
•	Telecommunication services
•	Business services
•	Financial intermediaries
•	Software

•	Printing and publishing
•	Consumer services
•	Enterprise software
•	Education
•	Computer hardware

During 2014 we saw significant price volatility for corporate loans consistent with many other parts of the debt and equity markets. Although corporate loan prices may still be below historical averages, our view is that certain, primarily larger-issuer, broadly syndicated corporate loans still may not adequately reflect the spreads necessary to compensate investors for the risks involved. In view of the above circumstances, we continue to focus more heavily on middle-market issuers and to a limited extent larger issuers, and, opportunistically, on certain structured finance investments, including CLO investment vehicles. During the fiscal year ended December 31, 2014, we invested approximately $556.7 million comprised of approximately 73.2% in senior secured notes, 26.4% in CLO equity, and 0.4% in common equity. At December 31, 2014, our portfolio was invested in approximately 70.8% in senior secured notes, 26.4% in CLO equity, 1.1% in CLO debt, 1.0% in equity, and 0.7% in senior unsecured notes.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2014

Our ten largest portfolio company investments at December 31, 2014, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2014
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
SourceHov, LLC	Business services	$31.9	$31.7	3.2%
Help Systems Holding, Inc.	Software	29.5	29.4	3.0%
Aricent Technologies, Inc.	Telecommunication services	28.9	28.9	2.9%
Merrill Communications, LLC	Printing and publishing	24.2	27.6	2.8%
Integra Telecom Holdings, Inc.	Telecommunication services	20.9	23.1	2.3%
Benefit Street Partners CLO II, Ltd	Structured finance	24.7	22.8	2.3%
Carlyle Global Market Strategies CLO 2014-4, Ltd	Structured finance	22.7	21.9	2.2%
Jackson Hewitt Tax Service, Inc.	Consumer services	20.2	20.6	2.1%
Serena Software Inc.	Enterprise software	19.6	19.8	2.0%
Stratus Technologies	Computer hardware	18.9	18.9	1.9%
		$241.5	$244.7	24.7%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2014:

SourceHov LLC

SourceHov, LLC (“SourceHov”) is a business processing outsourcing company focused on healthcare, financial services and government verticals.

In October 2014, we acquired $18.0 million of the first lien senior secured notes of SourceHov and $15.0 million of the second lien secured notes. As of December 31, 2014, $18.0 million remained outstanding on our investment in the first lien senior secured notes and $15.0 million remained outstanding on our investment in the second lien senior secured notes.

Help/Systems Holdings, Inc.

Help/Systems Holdings, Inc. (“Help/Systems”) is a leading third-party provider of IT infrastructure software solutions in Systems & Network Management, Business Intelligence and Security & Compliance.

In June 2013, we acquired $15.0 million of the first lien senior secured notes and $15.0 million of the second lien senior secured notes issued by Help/Systems. As of December 31, 2014, approximately $14.8 million remained outstanding on our first lien investment and $15.0 million remained outstanding on our investment in the second lien senior secured notes.

Aricent Technologies, Inc.

Aricent US Inc. (“Aricent”) is a leading global engineering services and software company with specialized communications domain expertise.

In April 2014, we acquired $10.0 million of the Aricent first lien senior secured notes and $18.0 million of the second lien senior secured notes. In October 2014, we purchased approximately $5.0 million of additional first lien senior secured notes. In November 2014 we sold $4.0 million of the second lien notes. As of December 31, 2014, approximately $14.9 million remained outstanding on our first lien investment and $14.0 million remained outstanding on our second lien investment.

Merrill Corporation

Merrill Corporation (“Merrill”) is a provider of complex information management and business solutions, including document and data management, litigation support, branded communications programs, fulfillment, imaging and printing.

In January 2011, we acquired approximately $6.1 million of second lien senior secured PIK notes issued by Merrill. In March 2013, Merrill completed a restructuring of its debt and our investment, which had an outstanding balance of approximately $6.6 million at the time of the restructuring, was paid down by approximately $1.1 million and the remaining balance of approximately $5.5 million was converted into a senior unsecured PIK note. Also, in conjunction with this restructuring, we received common equity shares issued by Merrill. Furthermore, in March 2013, we also purchased approximately $14.0 million of first lien senior secured notes. In August 2013, we purchased approximately $3.6 million of additional first lien senior secured notes. In October 2014, we purchased another $2.0 million of additional first lien senior secured notes. As of December 31, 2014, approximately $23.4 million remained outstanding on our combined debt investments in Merrill.

Integra Telecom Holdings, Inc.

Integra Telecom Holdings, Inc. (“Integra”) is a facilities-based competitive communications provider offering voice and data services to small and mid-sized enterprises in the northwest and mid-west states of the US.

In March 2013, we acquired approximately $7.5 million of the first lien senior secured notes and $7.0 million of the second lien senior secured notes issued by Integra. In April 2014, we purchased approximately an additional $1.9 million of the second lien notes. In October 2014, we purchased an additional $3.0 million of the first lien notes.

As of December 31, 2014, approximately $10.3 million remained outstanding on our first lien investment and approximately $8.9 million remained outstanding on our investment in the second lien senior secured notes. We hold 775,846 shares of common equity in Integra from a previously held second lien note which was converted in November 2009.

Benefit Street Partners CLO II, Ltd.

Benefit Street Partners CLO II, Ltd. (“BSP”) is a collateralized loan obligation (“CLO”) investing primarily in U.S.-based senior secured loans and bonds.

In May 2013, we acquired $13.0 million of an equity tranche of the BSP CLO. In May 2014, we purchased approximately an additional $10.5 million of the equity tranche. As of December 31, 2014, approximately $23.5 million remained outstanding on our investment.

Carlyle Global Market Strategies CLO 2014-4, Ltd.

Carlyle Global Market Strategies CLO 2014-4, Ltd. (“Carlyle”) is a collateralized loan obligation (“CLO”) investing primarily in U.S.-based senior secured loans.

In September 2014, we acquired $25.8 million of the equity tranche of the Carlyle CLO. As of December 31, 2014, approximately $25.8 million remained outstanding on our investment.

Jackson Hewitt Tax Service, Inc.

Jackson Hewitt Tax Service, Inc. (“Jackson Hewitt”) is a provider of federal and state tax return preparation services through franchised and company-owned retail stores and kiosks located throughout the United States.

In October 2012, we acquired $25.0 million of first lien senior secured notes issued by Jackson Hewitt. In February 2014, we sold $2.0 million of the first lien notes. As of December 31, 2014, approximately $20.7 million remained outstanding on our investment.

Serena Software Inc

Serena Technologies, Inc. (“Serena”) is an enterprise software provider focused on selling and maintaining a suite of Application Lifestyle Management (“ALM”) products for both mainframe and distributed systems.

In April 2014, we acquired $20.0 million of the first lien senior secured notes issued by Serena. As of December 31, 2014, $20.0 million remained outstanding on our investment.

Stratus Technologies, Inc.

Stratus Technologies Group Inc. (“Stratus”) provides fault tolerant products, servers and services for companies to run their mission critical businesses.

In April 2014, we acquired $21.0 million of the first lien senior secured notes issued by Stratus. As of December 31, 2014, approximately $19.1 million remained outstanding on our investment.

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

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2013 calendar year was 5.72% and the annual hurdle rate for the 2014 calendar year was 6.75%. The current hurdle rate for the 2015 calendar year, calculated as of December 31, 2014, is 6.65%. Our net investment income (to the extent not distributed to our shareholders) used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 6.65% for the 2015 calendar year).
•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (currently 6.65% for the 2015 calendar year) in any calendar quarter is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2014, pre-incentive fee net investment income of $13.6 million exceeded the hurdle of $9.6 million (based upon net assets of $567.3 million at September 30, 2014 and the quarterly hurdle rate of 1.6875%). The incentive fee rate of 20% resulted in an incentive fee of approximately $0.8 million for the quarter.

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

Quarterly Hurdle rate(1) = 1.6625%

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

Quarterly Hurdle rate(1) = 1.6625%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate
= 20% x (3.3% – 1.6625%)
= 20% x 1.6375%
= 0.3275%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.3275%

(1)	Represents 6.65% annualized hurdle rate for 2015 calendar year.
(2)	Represents 2% annualized management fee.

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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a BDC, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to satisfy the Excise Tax Avoidance Requirement.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to tax as an ordinary corporation.

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

Significant Managerial Assistance

Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. We offer to provide managerial assistance to our portfolio companies.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

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

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility, including our ability to borrow money.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility, including our ability to borrow money.

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

A large number of entities compete with us to make the types of investments that we make. We compete with a large number of hedge funds and CLO investment vehicles, other equity and non-equity based investment funds, including other business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If our investment adviser is unable to source investment opportunities, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio.

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

Our portfolio investments are generally not in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of the Board’s Valuation Committee. In connection with that determination, members of TICC Management’s portfolio management team prepare portfolio company valuations using the most recent portfolio company financial statements and forecasts. We utilize the services of a third party valuation firm which prepares valuations for each of our bilateral portfolio securities that, when combined with all other investments in the same portfolio company (i) have a value as of the previous quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of our total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, the frequency of the third party valuations of our bilateral portfolio securities is based upon the grade assigned to each such security under our credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. In addition, investments having original issue discount, PIK interest and deferred loan origination fees may have a higher degree of estimation uncertainty regarding valuation because their continuing accruals require ongoing judgments about the collectability of the deferred payments and the value of any associated collateral.

TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown the attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition,

bnnbnTICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

During the past several years, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such marks, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

Market conditions affect debt and equity capital markets in the U.S. and abroad and may in the future have a negative impact on our business and operations.

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

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

These situations may arise due to circumstances that we may be unable to control, such as access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially harm our business. Even though such conditions have improved broadly and significantly over the short-term, adverse conditions in particular sectors of the financial markets could adversely impact our business over the long-term.

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

Our investment adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under our investment advisory agreement, to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We are permitted to borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The Company has completed a debt securitization financing transaction, presently consisting of $240 million in secured notes and $80 million of subordinated notes, which subordinated notes were purchased by the Company. The secured notes bear interest at variable rates based upon three-month LIBOR.

We also completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”) totalling $115 million. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

On October 27, 2014, TICC Funding, LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. The Company used part of the proceeds from the Facility to redeem all of the $101.25 million of Class A secured notes issued by TICC CLO LLC. The secured notes previously issued under TICC CLO LLC were based on LIBOR for an interest period of three months plus a spread of 2.25% per annum. The Facility is secured by a pool of loans initially consisting of loans sold by TICC CLO LLC to TICC Funding, loans sold and contributed by the Company to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties.

Borrowings (including through the securitization transactions described above, which are consolidated in our financial statements), also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to TICC Management will be payable on our gross assets, including those assets acquired through the use of leverage, TICC Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TICC Management.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(22.7)%	(13.0)%	(3.3)%	6.4%	16.1%

(1)	Assumes $1,042.6 million in total assets and $505.0 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2014, and a cost of funds of approximately 3.54%.

Pending legislation may allow us to incur additional leverage.

Under the 1940 Act, a BDC generally will not be permitted to incur indebtedness unless immediately after such borrowing the BDC has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of total assets). Legislation introduced in Congress, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and therefore your risk of an investment in us may increase.

We are subject to risks associated with our debt securitization financing transactions.

As a result of the debt securitization financing transaction that we completed on August 23, 2012, we are subject to a variety of risks, including those set forth below:

We are subject to certain risks as a result of our direct interests in the subordinated notes and membership interests of the 2012 Securitization Issuer.

Under the terms of the master loan sale agreement governing TICC CLO 2012-1, we sold directly to the 2012 Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the 2012 Securitization Issuer, and not us, held all of the ownership interest in such portfolio loans and participations. As a result of TICC CLO 2012-1, we hold directly the 2012 Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the 2012 Securitization Issuer. As a result, we consolidate the financial statements of the 2012 Securitization Issuer in our consolidated financial statements. Because the 2012 Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale of portfolio loans by us to the 2012 Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the 2012 Securitization Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another business development company or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.

The 2012 Subordinated Notes and membership interests of the 2012 Securitization Issuer are subordinated obligations of the 2012 Securitization Issuer.

The subordinated notes are the junior class of notes issued by the 2012 Securitization Issuer (the “Subordinated Notes”), are subordinated in priority of payment to the secured notes issued by the 2012 Securitization Issuer (the “Secured Notes”), respectively, and are subject to certain payment restrictions set forth in the indenture governing the notes of the 2012 Securitization Issuer. Therefore, for TICC CLO 2012-1, we only receive cash distributions on the Subordinated Notes if the 2012 Securitization Issuer has made all cash interest payments on the Secured Notes it has issued, and we only receive cash distributions in respect of our ownership of the 2012 Securitization Issuer to the extent that funds are available therefor. The Subordinated Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the 2012 Securitization Issuer, including the holders of the Secured Notes it has issued. Consequently, to the extent that the value of the 2012 Securitization Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes at their redemption could be reduced. Accordingly, our investment in the 2012 Securitization Issuer may be subject to complete loss.

The membership interests in the 2012 Securitization Issuer represent all of the equity interest in the 2012 Securitization Issuer. As such, the holder of the membership interests of the 2012 Securitization Issuer is the residual claimant on distributions, if any, made by the 2012 Securitization Issuer after holders of all classes of notes issued by the 2012 Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the debt securitization financing transaction documents. Such payments may be made by the 2012 Securitization Issuer only to the extent permitted under such documents on any payment date or upon payment in full of the notes issued by the 2012 Securitization Issuer. We cannot assure you that distributions on the assets held by the 2012 Securitization Issuer will be sufficient to make any distributions to us or that such distributions will meet our expectations.

The interests of holders of the senior class of securities issued by the 2012 Securitization Issuer may not be aligned with our interests.

The Secured Notes are the debt obligations ranking senior in right of payment to the Subordinated Notes. As such, there are circumstances in which the interests of holders of the secured notes may not be aligned with the interests of holders of the Subordinated Notes and the membership interests of the 2012 Securitization Issuer. For example, under the terms of the Secured Notes, holders of the Secured Notes have the right to receive payments of principal and interest prior to holders of the Subordinated Notes and the membership interests of the 2012 Securitization Issuer.

For as long as the Secured Notes remain outstanding, holders of the Secured Notes have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of the Subordinated Notes and membership interests of the 2012 Securitization Issuer, including by exercising remedies under the indenture in the debt securitization financing transaction.

If an event of default has occurred and acceleration occurs in accordance with the terms of an indenture, the Secured Notes then outstanding will be paid in full before any further payment or distribution on the Subordinated Notes. In addition, if an event of default occurs, holders of a majority of the most senior class of the Secured Notes then outstanding will be entitled to determine the remedies to be exercised under the indenture, subject to the terms of the indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2012 Securitization Issuer, the trustee or holders of a majority of the most senior class of the Secured Notes then outstanding may declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2012 Securitization Issuer. If at such time the portfolio loans of the 2012 Securitization Issuer were not performing well, the 2012 Securitization Issuer may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Subordinated Notes, or to pay a distribution to holders of the membership interests of the 2012 Securitization Issuer.

Remedies pursued by the holders of the Secured Notes could be adverse to the interests of the holders of the Subordinated Notes, and the holders of the Secured Notes will have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the Secured Notes may not be in our best interests and we may not receive payments or distributions upon an acceleration of the Secured Notes. Any failure of the 2012 Securitization Issuer to make distributions on the Subordinated Notes we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow our qualification as a RIC.

The 2012 Securitization Issuer may fail to meet certain asset coverage tests.

Under the documents governing the 2012 debt securitization financing transaction, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the portfolio loans held by the 2012 Securitization Issuer to the amount of interest payable in respect of the Secured Notes. For the TICC CLO 2012-1, to meet this test at any time, interest received on the portfolio loans must equal at least 120% to 160% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the interest payable in respect of the Secured Notes. The second such test compares the principal amount of the portfolio loans held by the 2012 Securitization Issuer to the aggregate outstanding principal amount of the Secured Notes. For the TICC CLO 2012-1, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2012 Securitization Issuer must equal at least 126% to 152.50% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the outstanding principal amount of the Secured Notes. If either coverage test is not satisfied, interest and principal received by the 2012 Securitization Issuer are diverted on the following payment date to pay the most senior class or classes of Secured Notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the Secured Notes, we refer to as a mandatory redemption. For the TICC CLO 2012-1, if any asset coverage test with respect to the Secured Notes is not met or if the 2012 Securitization Issuer fails to obtain a confirmation of the initial ratings of the Secured Notes after the effective date (defined under the indenture as the earlier to occur of January 7, 2013 or the time that the 2012 Securitization Issuer has acquired (or committed to acquire) at least $160.0 million in assets), proceeds from the portfolio of loan investments that otherwise would have been distributed to the 2012 Securitization Issuer and the holders of the Subordinated Notes will instead be used first to redeem the Secured Notes and pay interest and deferred interest (if any) on the Secured Notes, to the extent necessary to satisfy the applicable asset coverage tests or to obtain the necessary ratings confirmation.

We may not receive cash on our equity interests in the 2012 Securitization Issuer.

We receive cash from the 2012 Securitization Issuer only to the extent that we receive payments on the Subordinated Notes or membership interests of the 2012 Securitization Issuers. The 2012 Securitization Issuer may only make payments on such securities to the extent permitted by the payment priority provisions of the respective indentures governing the notes, which generally provide that principal payments on the Subordinated Notes may not be made on any payment date unless all amounts owing under the Secured Notes issued under such indenture are paid in full. In addition, if the 2012 Securitization Issuer does not meet the asset coverage tests set forth in the documents governing the debt securitization financing transaction, cash would be diverted from the Subordinated Notes to first pay the Secured Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to directly or indirectly receive cash from the 2012 Securitization Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. However, the indentures place significant restrictions on the 2012 Securitization Issuer’s ability to sell investments. As a result, there may be times or circumstances during which the 2012 Securitization Issuer is unable to sell investments or take other actions that might be in our best interests.

We may incur liability to the 2012 Securitization Issuer.

As part of the TICC CLO 2012-1, we entered into a master loan sale agreement under which we may incur liability to the 2012 Securitization Issuer for a breach of any representation or warranty made by us on the closing date with respect to any loan (or participation interest therein) sold to the 2012 Securitization Issuer thereunder.

In connection with our 2012 debt securitization financing transaction, we transferred all of our interests in certain portfolio loans to the 2012 Securitization Issuer, respectively. In doing so, we transferred any right we previously had to the payments made on such portfolio loans in exchange for 100% of the residual interests in the 2012 Securitization Issuer. As a result, we face a heightened risk of loss due to the impact of leverage utilized by the 2012 Securitization Issuer, which would have the effect of magnifying the impact on us of a loss on any portfolio loan held by the 2012 Securitization Issuer. In addition, while we serve as the collateral manager for the 2012 Securitization Issuer, which provides us with the authority to enforce payment obligations and loan covenants of the portfolio loans that we transferred to the 2012 Securitization Issuer, we are required to exercise such authority for the interests of the 2012 Securitization Issuer, rather than for our own interests alone.

The structure of the 2012 debt securitization financing transaction is intended to prevent, in the event of our bankruptcy, the consolidation for purposes of such bankruptcy proceedings of the 2012 Securitization Issuer with our operations. If the true sale of these assets were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2012 Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2012 debt securitization financing transaction, which would equal the full amount of debt of the 2012 Securitization Issuer reflected on our consolidated balance sheet. In addition, we cannot assure that the recovery in the event we were consolidated with the 2012 Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as a direct or indirect holder of the Subordinated Notes had we not been consolidated with the 2012 Securitization Issuer.

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

Our ability to grow our business requires a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least

200% immediately after each issuance of senior securities. This requirement of sustaining a 200% asset coverage ratio limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so.

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

We completed a debt securitization financing transaction on August 23, 2012, which included $240.0 million in secured notes. We also completed a private placement of the Convertible Notes on September 26, 2012, issuing a total of $105.0 million aggregate principal amount of the Convertible Notes at the closing, and an additional $10.0 million aggregate principal amount of the Convertible Notes on October 22, 2012, pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. We entered into the Credit Facility on October 27, 2014, under which we have borrowed, on a revolving basis, the maximum aggregate principal amount of $150.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information.

Our ability to pay distributions or issue additional senior securities may be restricted if our asset coverage ratio is not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

At our 2014 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on June 26, 2014 and expiring on the earlier of the one year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 59,987,986 shares are issued and outstanding as of March 3, 2015. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability and we may expose ourselves to risks if we engage in hedging transactions to mitigate changes in interest rates.

Currently, only two of the debt investments in our investment portfolio are at a fixed rate, while the others are at variable rates. In addition, our CLO equity investments are sensitive to risks associated with changes in interest rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. To the extent we engage in hedging transactions, we also face the risk that counterparties to the derivative instruments we hold may default, which may expose us to unexpected losses from positions where we believed that our risk had been appropriately hedged. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise if we choose to employ hedging strategies in the future.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC for U.S. federal income tax purposes.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and annual distribution requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on all of our income.

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

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). If we acquire shares in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.

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

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions, and gross proceeds from the disposition of an instrument that produces U.S. source interest or distributions paid after December 31, 2016, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has issued private rulings indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. We also may be required to include in income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital, reduce new investments or make taxable distributions of our stock or debt securities to meet that distribution requirement. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level U.S. federal income tax.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors in three classes serving staggered three-year terms, and authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. However, these provisions may deprive a shareholder of the opportunity to sell such shareholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board of Directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our shareholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

RISKS RELATED TO OUR INVESTMENTS

Our investment portfolio may be concentrated in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that we hold or if the sectors in which we invest experience a market downturn.

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax asset diversification requirements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. While we have historically focused on the technology sector, we are actively seeking new investment opportunities outside this sector that otherwise meet our investment criteria. As a result, a market downturn, including a downturn in the sectors in which we invest, could materially adversely affect us.

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

Our equity investment distributions from CLO vehicles will likely be materially reduced if three month LIBOR increases modestly.

An increase in LIBOR would materially increase the CLO vehicles’ financing costs. Since most of the collateral positions within the CLO investments have LIBOR floors, there may not be corresponding increases in investment income (if LIBOR increases but stays below the LIBOR floor rate of such investments) resulting in materially smaller distribution payments to the equity investors.

To illustrate the potential impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of December 31, 2014. Under this analysis, we currently estimate the effect on total investment income to equal a decrease of approximately $21.6 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. Although we believe that this analysis is broadly indicative of our existing LIBOR sensitivity, it does not adjust for changes in any of the other assumptions that could affect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates, reinvestment rates, and other factors that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, it is highly probable that actual results would differ materially from the results under the above hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. See “— A change in interest rates may adversely affect our profitability and we may expose ourselves to risks if we engage in hedging transactions to mitigate changes in interest rates.”

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

The incentive fee payable by us to TICC Management may create an incentive for TICC Management to use leverage and to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee on “Pre-Incentive Fee Net Investment Income” is determined, which is calculated as a percentage of the return on invested capital, may encourage TICC Management to use leverage to increase the return on our equity capital. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Similarly, because TICC Management may also receive an incentive fee based, in part, upon the capital gains realized on our investments, the investment adviser may invest more than would otherwise be appropriate in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during an economic downturn.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods from 2010 through 2014. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

You may not receive distributions or our distributions may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments, including our higher-yielding CLO equity investments. To the extent such investment income, including income from our CLO equity investments (which we expect to decline as those vehicles de-leverage after the end of their respective re-investment periods), declines or if we transition our portfolio into lower-yielding investments, our ability to pay future distributions may be harmed.

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

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the distribution rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the distribution rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the distribution requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the distribution rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event distributions become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our 2014 Annual Stockholders Meeting, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, not exceeding 25% of our then outstanding common stock immediately prior to each such offering, at a price below the then current net asset value per share during a period beginning on June 26, 2014 and expiring on the earlier of the one-year anniversary of the date of the 2014 Annual Stockholders Meeting and the date of our 2015 Annual Stockholders Meeting, which is expected to be held in June 2015.

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

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 10% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 1.0% or $10 per $1,000 of net asset value. For additional information and hypothetical examples of these risks, see “Sale of Common Stock Below Net Asset Value” in the prospectus supplement pursuant to which such sale is made.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut, where we occupy our office space pursuant to our Administration Agreement with BDC Partners, LLC. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3. Legal Proceedings

We and our consolidated subsidiaries are not currently subject to any material legal proceedings. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

		Price Range
	NAV(a)	High	Low
Fiscal 2014
Fourth quarter	$8.64	$8.96	$7.26
Third quarter	9.40	10.05	8.83
Second quarter	9.71	9.91	9.18
First quarter	9.78	10.57	9.75
Fiscal 2013
Fourth quarter	$9.85	$10.85	$9.53
Third quarter	9.90	10.19	9.45
Second quarter	9.75	10.19	8.96
First quarter	10.02	10.85	9.74

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on February 27, 2015 was $7.29 per share. As of February 27, 2015, we had 168 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Certain U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since 2013:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 19, 2015	March 17, 2015	March 31, 2015	$0.27
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 30, 2014	0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29
Total (2014)			$1.16
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16

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

During the year ended December 31, 2014, our distributions were made largely from net investment income but also included a tax return of capital. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

While we did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2014, we issued a total of 307,624 shares of common stock under our dividend reinvestment plan. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $2.6 million.

Issuer Purchases of Equity Securities

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended. During the year ended December 31, 2014, we repurchased 154,600 shares at a weighted average price of approximately $7.58 per share, inclusive of commissions. This represents a discount of approximately 12.3% of the net asset value per share at December 31, 2014. The total dollar amount of shares repurchased in this period is approximately $1.2 million, leaving a maximum of approximately $48.8 million available for future program purchases. The following table discloses on a monthly basis for the year ended December 31, 2014, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
December 18, 2014 – December 31, 2014	154,600	$7.58	154,600	$48.8 million

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2009 through December 31, 2014. The graph assumes that, on December 31, 2009, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TICC Capital Corp, the NASDAQ Composite Index, and the NASDAQ Financial 100 Index

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
TICC Capital Corp
NASDAQ Composite
NASDAQ Financial 100

---

* $100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Total Investment Income	$117,324,740	$105,092,143	$71,174,920	$45,188,190	$33,506,591
Total Expenses	$51,866,896	$49,299,511	$33,997,566	$15,188,049	$9,263,094
Net Investment Income	$65,457,844	$55,792,632	$37,177,354	$30,000,141	$24,243,497
Net (Decrease) Increase in Net Assets Resulting from Operations	$(3,348,400)	$58,944,734	$68,323,188	$14,208,865	$63,947,441
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)	$1.11	$1.09	$0.98	$0.92	$0.89
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)	$1.06	$1.03	$0.96	$0.92	$0.89
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Basic)	$(0.06)	$1.15	$1.80	$0.44	$2.35
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Diluted)(1)	$(0.06)	$1.09	$1.73	$0.44	$2.35
Distributions Declared per Share	$1.16	$1.16	$1.12	$0.99	$0.81
Balance Sheet Data:
Total Assets	$1,042,641,192	$998,165,741	$756,023,040	$424,119,570	$317,900,083
Total Long Term Debt	$501,075,775	$450,676,340	$330,334,446	$99,710,826	$—
Total Net Assets	$520,813,061	$526,242,427	$409,602,529	$305,101,991	$314,117,541
Other Data:
Number of Portfolio Companies at Period End	77	91	89	82	50
Purchases of Loan Originations	$556,700,000	$577,500,000	$494,600,000	$272,500,000	$129,800,000
Loan Repayments	$311,900,000	$203,900,000	$191,200,000	$107,900,000	$73,800,000
Proceeds from Loan Sales	$127,500,000	$118,500,000	$69,300,000	$11,300,000	$54,800,000
Total Return(2)	(17.22)%	14.68%	30.49%	(14.19)%	102.39%
Weighted Average Yield on Debt Investments at Period End(3)	7.8%	8.7%	9.4%	11.3%	14.1%

(1)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming dividend reinvestment at prices obtained under our dividend reinvestment plan, excluding any discounts.
(3)	Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

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

Our investment activities are managed by TICC Management, LLC (“TICC Management”) a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”) its managing member, and Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2014, our debt investments had stated interest rates of between 4.0% and 11.5% and maturity dates of between 19 and 124 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.8%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the year ended December 31, 2014, we recognized approximately $1.2 million from PIK interest income associated with our investments in Merrill Communications, LLC, Unitek Global Services, Inc., RBS Holding Company and Nextag, Inc. compared to PIK interest of approximately $2.2 million for the year ended December 31, 2013. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

On August 23, 2012, we completed a $160.0 million debt securitization financing. On February 25, 2013 and on May 28, 2013, we issued an aggregate of $120.0 million of additional secured notes and an aggregate of $40.0 million of subordinated notes in connection with this transaction. On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the

“Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On October 27, 2014, TICC Funding, LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. On August 10, 2011, we completed a $225.0 million debt securitization financing transaction; the Class A notes issued by this securitization were fully redeemed on October 27, 2014 using a portion of the borrowings under the Facility. The secured notes previously issued under TICC CLO LLC were based on LIBOR for an interest period of three months plus a spread of 2.25% per annum. For more information about these transactions, see “— Liquidity and Capital Resources — Borrowings.”

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

During the year ended December 31, 2014, we closed approximately $556.7 million in portfolio investments, including additional investments of approximately $203.7 million in existing portfolio companies and approximately $353.0 million in new portfolio companies. During the year ended December 31, 2014, we recognized a total of $311.9 million from principal repayments on debt investments, and we recognized approximately $127.5 million from the sale of portfolio investments. We realized net losses on investments during the year ended December 31, 2014 in the amount of approximately $19.5 million. For the year ended December 31, 2014, we had net unrealized depreciation of approximately $49.3 million.

Current Market and Economic Conditions

Over the past several years, the market for debt and credit-related investments has become more competitive and yields have generally decreased. We expect the market for new corporate debt investments to remain generally competitive in 2015, especially with regard to the larger company portion of the corporate loan market. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated and middle-market loans, and we continue to be focused on certain structured finance investments, including collateralized loan obligation investment vehicles.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $984.2 million and $931.6 million at December 31, 2014 and December 31, 2013, respectively. The increase in the value of investments during the year ended December 31, 2014 was due to purchases of portfolio investments of approximately $556.7 million, debt repayments and sales of securities of approximately $439.4 million, and due to the fair value adjustments on our portfolio. The value of cash and cash equivalents increased by approximately $5.6 million during the year ended December 31, 2014. Our gross originations totaled approximately $577.5 million during the year ended December 31, 2013.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2014 and December 31, 2013, we had approximately $311.9 million and approximately $203.9 million, respectively, of loan repayments. The most significant repayments during the year ended December 31, 2014 were as follows (in millions):

Portfolio Company	2014 Repayments
Attachmate Corporation	$24.5
Sumtotal Systems Inc	15.9
SourceHov, LLC	15.8
New Breed Logistics	15.7
Wall Street Systems	15.1
Sportsman’s Warehouse Holdings	14.9
Waupaca Foundry Inc	14.9
Travelclick Inc	14.3
Technimark LLC	14.1
Carlyle Global Markets CLO 2014-4, Ltd.	14.0
HHI Holdings LLC	12.6
Stratus Technologies Inc	11.2
NAB Holdings LLC	9.9
JHCI Holdings Inc	8.8
Columbus Park CDO Ltd	8.0
Net all other	102.2
Total repayments	$311.9

Portfolio activity also reflects sales of securities in the amounts of approximately $127.5 million and approximately $118.5 million for 2014 and 2013, respectively. The most significant sales during the year ended December 31, 2014 were as follows (in millions):

Portfolio Company	2014 Sales
Otter Products LLC	$11.0
Emporia Preferred Funding III, Ltd	9.8
Cedar Funding II CLO, Ltd	8.3
Stone Tower CLO VII Ltd	8.3
Mmodal, Inc	7.4
Galaxy XV CLO, Ltd	7.2
ACA CLO 2007-1, Ltd.	6.9
Compucom Systems, Inc	6.6
Dell International LLC	6.0
Jersey Street CLO, Ltd	5.8
Catamaran CLO 2012-1 Ltd	5.7
North End CLO, Ltd	4.8
Renfro Corporation	4.5

Portfolio Company	2014 Sales
Aricent Technologies, Inc	4.1
Sheridan Square CLO, Ltd	4.0
Net all other	27.1
Total sales	$127.5

At December 31, 2014, we had investments in debt securities or loans to 57 portfolio companies with a fair value of approximately $714.7 million, and equity investments of approximately $269.5 million. These debt investments included approximately $1.2 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

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

A reconciliation of the investment portfolio for the years ended December 31, 2014 and 2013 follows:

	December 31, 2014	December 31, 2013
	(dollars in millions)	(dollars in millions)
Beginning Investment Portfolio	$931.6	$667.5
Portfolio Investments Acquired	556.7	577.5
Debt repayments	(311.9)	(203.9)
Sales of securities	(127.5)	(118.5)
Payment in Kind(1)	1.3	2.1
Original Issue Discount(2)	2.8	3.7
Net Unrealized Appreciation (Depreciation)	(49.3)	(3.2)
Net Realized Gains (Losses)	(19.5)	6.4
Ending Investment Portfolio	$984.2	$931.6

(1)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2014 and December 31, 2013.
(2)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2014.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2014 and 2013:

	New Investments	Debt Repayments	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
December 31, 2014	$193.8	$87.3	$24.7
September 30, 2014	97.6	73.7	48.3
June 30, 2014	178.3	116.6	33.4
March 31, 2014	87.0	34.3	21.1
Total	$556.7	$311.9	$127.5
December 31, 2013	$85.2	$66.0	$26.2
September 30, 2013	85.0	22.3	39.6
June 30, 2013	190.8	85.8	17.7
March 31, 2013	216.5	29.8	35.0
Total	$577.5	$203.9	$118.5

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2014 and 2013:

	2014		2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$697.0	70.8%	$644.7	69.2%
Senior Unsecured Notes	6.4	0.7%	5.8	0.6%
CLO Equity	259.8	26.4%	237.1	25.5%
CLO Debt	11.3	1.1%	28.9	3.1%
Equity	9.7	1.0%	15.1	1.6%
Total	$984.2	100.0%	$931.6	100.0%

The following table shows our portfolio of investments by industry at fair value, in thousands, as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance(1)	$271.2	27.6%	$266.0	28.6%
Telecommunication services	115.7	11.8%	51.7	5.5%
Business services	105.4	10.7%	69.5	7.4%
Financial intermediaries	89.4	9.1%	71.7	7.7%
Software	87.5	8.9%	77.2	8.3%
Printing and publishing	73.4	7.5%	69.9	7.5%
Consumer services	36.0	3.7%	24.0	2.6%
Enterprise software	34.3	3.5%	38.9	4.2%
Education	22.1	2.2%	6.6	0.7%
Computer hardware	18.9	1.9%	9.7	1.0%
Travel	15.1	1.5%	26.3	2.8%
Radio and television	14.2	1.4%	10.3	1.1%
Retail	13.9	1.4%	39.0	4.2%
Logistics	13.9	1.4%	20.5	2.2%
Healthcare	13.2	1.3%	23.0	2.5%
Grocery	13.0	1.3%	6.9	0.7%
Aerospace and defense	12.7	1.3%	0.0	0.0%
Utilities	9.6	1.0%	10.0	1.1%
Leisure goods	9.6	1.0%	10.0	1.1%
IT consulting	6.7	0.7%	26.8	2.9%
Pharmaceutical	5.0	0.5%	3.5	0.4%
Electronics	3.4	0.3%	3.9	0.4%
Chemicals and plastics	0.0	0.0%	28.6	3.1%
Auto parts manufacturer	0.0	0.0%	12.0	1.3%
IT outsourcing	0.0	0.0%	6.9	0.7%
Advertising	0.0	0.0%	5.1	0.5%
Packaging and containers	0.0	0.0%	5.0	0.5%
Clothing	0.0	0.0%	4.6	0.5%
Insurance	0.0	0.0%	3.5	0.4%
IT value-added reseller	0.0	0.0%	0.5	0.1%
Total	$984.2	100.0%	$931.6	100.0%

Since our inception in 2003, our portfolio has consisted generally of senior loans to middle-market companies. We have also invested in publicly traded debt and/or equity securities or take controlling interests in portfolio companies in certain limited circumstances, as well as syndicated corporate loans and structured finance investments. On December 3, 2007, we changed our name from Technology Investment Capital Corp. to TICC Capital Corp. We expect to actively seek new investment opportunities both within and outside the technology sector that otherwise meet our investment criteria.

(1)	Reflects our debt and equity investments in CLOs as of December 31, 2014 and December 31, 2013, respectively.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2014 and December 31, 2013.

Top Ten Industries	At December 31, 2014
Healthcare and pharmaceuticals	9.60%
High tech industries	6.69%
Services: business	6.45%
Media: broadcasting and subscription	6.37%
Banking, finance, insurance, and real estate	5.49%
Hotel, gaming, and leisure	5.46%
Retail	4.65%
Chemicals, plastics, and rubber	4.43%
Telecommunications	4.32%
Beverage, food, and tobacco	4.11%
Total	57.57%

Top Ten Industries	At December 31, 2013
Healthcare, education and childcare	10.67%
Broadcasting and entertainment	6.28%
Electronics	5.89%
Telecommunications	4.98%
Hotels, motels, inns, and gaming	4.71%
Retail stores	4.49%
Automobile	4.21%
Banking	4.12%
Chemicals, plastics, and rubber	4.10%
Business equipment, and services	3.67%
Total	53.12%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2014 and 2013 our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2014 and 2013, our debt investment portfolio was graded as follows:

		December 31, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	675.8	91.1%	662.8	92.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	51.2	6.9%	43.5	6.1%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche.	15.0	2.0%	8.3	1.1%
		$742.0	100.0%	$714.6	100.0%

		December 31, 2013
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	593.6	85.3%	589.1	86.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	91.9	13.2%	84.8	12.5%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche.	10.0	1.5%	5.5	0.8%
		$695.5	100.0%	$679.4	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2014, 2013 and 2012.

Comparison of the years ended December 31, 2014 and December 31, 2013

Investment Income

As of December 31, 2014, our debt investments had stated interest rates of between 4.0% and 11.5% and maturity dates of between 19 and 124 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.8%, compared with 8.7% as of December 31, 2013. Investment income for the year ended December 31, 2014 was approximately $117.3 million compared to approximately $105.1 million for the period ended December 31, 2013.

For the year ended December 31, 2014, investment income consisted of approximately $48.1 million in coupon interest from portfolio investments, approximately $2.7 million in amortization of original issue discount and market discount, approximately $0.2 million of discount income derived from unscheduled principal cash remittances at par on discounted debt securities, approximately $59.5 million in distributions from the equity interest in securitized vehicle investments and other equity investments, as well approximately $1.2 million in PIK interest income.

Interest Income

As of December 31, 2014, interest income of approximately $52.4 million was recorded, compared to interest income of approximately $53.6 million for the year ended December 31, 2013, representing a decline of approximately $1.2 million. This decrease was due to less income associated with our CLO debt investment portfolio of approximately $2.0 million resulting from lower yields and decreased principal outstanding which was partially offset by increased income associated with our syndicated investment portfolio of approximately $0.8 million.

The total principal value of income producing debt investments as of December 31, 2014 was approximately $729.3 million compared to an income producing principal balance as of December 31, 2013 of $685.5 million, representing an increase of approximately $43.8 million. This increase in the size of our debt portfolio is primarily attributable to funds provided through the Facility.

Distributions from Securitized Vehicles and Equity Investments

For the year ended December 31, 2014, we recorded distributions from the equity interests in our CLO vehicle investments of approximately $59.5 million, compared to $47.2 for the year ended December 31, 2013. This increase was directly related to the increased size of our CLO equity portfolio during 2014.

Other Income

For the year ended December 31, 2014, fee income of approximately $5.5 million was recorded, compared to fee income of approximately $4.3 million for the year ended December 31, 2013. Fee income consists of non-recurring fees in connection with our investments in portfolio companies, including, primarily fee letters, success fees and loan prepayment fees. The increase of fee income during the year ended December 31, 2014, was due to increased fees associated with our warehouse facility investment of approximately $1.0 million and side letter agreements of approximately $1.3 million.

Operating Expenses

Total expenses for the year ended December 31, 2014 were approximately $51.9 million, which includes the capital gains incentive fee accrual reduction of approximately $3.9 million.

Expenses before incentive fees, for the year ended December 31, 2014, were approximately $50.1 million. This amount consisted primarily of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees increased approximately $6.2 million from the year ended December 31, 2013, attributable primarily to higher interest expense associated with the senior notes issued under our collateralized loan obligation transactions and credit facility, higher investment advisory fees (consisting of the base management fee) as well as increased compensation expense and professional fees associated with our legal and audit expenses. Expenses before incentive fees for the year ended December 31, 2013 were approximately $43.9 million.

The investment advisory fee for the year ended December 31, 2014 was approximately $21.2 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2013 was approximately $19.1 million. The increase of approximately $2.1 million is due to an increase in average gross assets. At each of December 31, 2014 and December 31, 2013, respectively, approximately $6.2 million and $7.1 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the year ended December 31, 2014 were approximately $22.9 million, which was directly related to our debt securitization financing transactions, Convertible Notes issuance and Facility, compared with interest expense of approximately $19.0 million for the year ended December 31, 2013. This increase was directly attributable to the accelerated costs of approximately $3.1 million, described below. The accrued interest payable at December 31, 2014 on the Class A notes issued by TICC CLO LLC was $0 and for the year ended December 31, 2014, the amortization of discount on the issued notes was approximately $1.2 million (including the write-off of previously unaccreted discount of approximately $1.1 million) and the amortization of deferred debt issuance costs was approximately $2.3 million (including the write-off of deferred debt issuance costs of approximately $2.0 million). At December 31, 2014, a $0 balance of interest expense remained payable. As of December 31, 2014, TICC CLO LLC had remaining 2 investments in portfolio companies with a total fair value of approximately $5.6 million. The aggregate accrued interest payable on the notes of TICC CLO 2012-1 LLC at December 31, 2014 was approximately $682,000. Additionally, for the year ended December 31, 2014, the aggregate amortization of discount on the notes issued by TICC CLO 2012-1 LLC was approximately $441,000 and the amortization of deferred debt issuance costs was approximately $344,000. The accrued interest payable on the Convertible Notes at December 31, 2014 was approximately $1.4 million. Additionally, for the year ended December 31, 2014, the amortization of deferred issuance costs was approximately $619,000. The aggregate accrued interest payable on the Facility at December 31, 2014 was approximately $477,000. Additionally, for the year ended December 31, 2014, the amortization of deferred debt issuance costs was approximately $83,000.

The table below summarizes the components of interest expense for the year ended December 31, 2014 and 2013:

	Year Ended December 31, 2014				Year Ended December 31, 2013
(dollars in thousands)	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,089.0	$1,208.8	$2,290.0	$5,587.8	$2,592.2	$158.6	$302.5	$3,053.3
TICC CLO 2012-1 LLC Class A-1 Notes	3,538.9	198.1	—	3,737.0	3,164.0	193.8	—	3,357.8
TICC CLO 2012-1 LLC Class B-1 Notes	757.0	53.7	—	810.7	665.3	52.9	—	718.2
TICC CLO 2012-1 LLC Class C-1 Notes	1,162.0	89.2	—	1,251.2	1,016.3	90.1	—	1,106.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,273.9	99.7	—	1,373.6	1,111.4	100.4	—	1,211.8
TICC CLO 2012-1 amortization of deferred debt issuance costs	—	—	343.8	343.8	—	—	315.2	315.2
2017 Convertible Notes	8,625.0	—	619.0	9,244.0	8,577.1	—	620.9	9,198.0
TICC Funding LLC Revolving Credit Facility	476.8	—	83.0	559.8	—	—	—	—
Total	$17,922.6	$1,649.5	$3,335.8	$22,907.9	$17,126.3	$595.8	$1,238.6	$18,960.7

(1)	Stated Interest Expense represents the interest amount payable based on the face amount of the notes at the interest rate stated for a particular class of notes.
(2)	Note Discount Expense represents the expense associated with the accretion of the difference between the face amount of the notes and the amount at which the notes were sold.

For further information on our borrowings, see “— Liquidity and Capital Resources — Borrowings.”

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $2.1 million for the year ended December 31, 2014, compared to approximately $2.0 million for the year ended December 31, 2013. This increase was a result of the timing of certain professional services.

Compensation expense was approximately $1.9 million for the year ended December 31, 2014, compared to approximately $1.6 million for the period ended December 31, 2013, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller, accounting staff and administrative support personnel. At December 31, 2014 and December 31, 2013 respectively, approximately $0 and $24,000 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of printing expenses, listing fees, facilities costs and other expenses were approximately $1.4 million for the year ended December 31, 2014 compared to approximately $1.6 million for 2013. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the year ended December 31, 2014 was approximately $5.6 million compared to $6.6 million for the period ended December 31, 2013. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of year end. The capital gains incentive fee expense for the year ended December 31, 2014 resulted in an accrual reversal of approximately $3.9 million as a result of the impact of net unrealized depreciation and net realized losses on our portfolio for the year ended December 31, 2014. For year ended December 31, 2013, an accrual reversal of approximately $1.2 million was recorded under the hypothetical liquidation calculation.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2014, such an accrual was not required under the terms of the Investment Advisory Agreement. For the year ended December 31, 2013, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2014, we recorded net realized capital losses on investments of approximately $19.5 million, which largely represents the net loss on the sale of several of our CLO debt and equity investments which totaled approximately $13.2 million as well as the loss associated with the restructuring of our investment in Nextag, Inc. senior secured notes of approximately $4.7 million.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2014, we had net unrealized losses of approximately $49.3 million, comprised of $1.4 million in gross unrealized appreciation, $60.8 million in gross unrealized depreciation and approximately $10.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Stone Tower CLO VII Ltd	$4.0
ACA CLO 2007-1, Ltd	2.4
Lightpoint CLO VIII, Ltd	1.3
Nextag, Inc	1.2
Mmodal, Inc	1.2
Newmark Capital Funding 2013-1 CLO Ltd	(1.0)
Mountain Hawk III CLO, Ltd	(1.2)
Edmentum, Inc	(1.2)
AMMC CLO XII, Ltd	(1.4)
Cedar Funding II CLO, Ltd	(1.4)
Catamaran CLO 2013-1 Ltd	(1.4)
Marea CLO, Ltd	(1.5)
Emporia Preferred Funding III, Ltd	(1.5)
Ares XXV CLO Ltd	(1.6)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(1.7)
Telos CLO 2014-5, Ltd	(1.8)
Telos CLO 2013-3, Ltd	(1.8)
Ivy Hill Middle Market Credit Fund VII, Ltd	(1.9)
Shackleton 2013-III CLO, Ltd	(2.5)
RBS Holding Company	(2.6)
Shackleton 2013-IV CLO, Ltd	(2.9)
Catamaran CLO 2012-1 Ltd	(3.4)
Merrill Communications, LLC	(3.5)
Ares XXVI CLO Ltd	(3.9)
Benefit Street Partners CLO II, Ltd	(4.9)
Unitek Global Services, Inc	(5.5)
Net all other(1)	(10.8)
Total	$(49.3)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
RBS Holding Company	$8.2
Merrill Communications, LLC	7.8
Genutec Business Solutions	4.7
Benefit Street Partners CLO II, Ltd.	3.0
Integra Telecom Holdings, Inc.	2.2

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Carlyle Global Market Strategies CLO 2013-2, Ltd	1.5
Band Digital, Inc.	1.3
Ares XXVI CLO Ltd.	1.1
Hewetts Island CDO IV, Ltd.	(1.1)
Pegasus Solutions, Inc.	(1.6)
Jersey Street CLO, Ltd.	(1.6)
Canaras Summit CLO Ltd.	(2.0)
ACA CLO 2006-2, Limited	(2.2)
GSC Partners 2007-8X CDO	(2.2)
Hewetts Island CDO III 2005-1, Ltd.	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.2)
Lightpoint CLO VIII, Ltd.	(3.0)
ACA CLO 2007-1, Ltd.	(3.0)
CS Advisors CLO I Ltd.	(3.7)
Nextag, Inc.	(3.9)
Stone Tower CLO VII Ltd.	(4.9)
Net all other(1)	0.6
Total	$(3.2)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2014 and 2013 was approximately $65.5 million and $55.8 million, respectively. This increase was due in part to an increase in the amount of distributions from the CLO equity investments in our portfolio, as well as lower capital gains incentive fees. These were partially offset by increased interest expense as well as higher base management fees.

Excluding the impact of the capital gains incentive fee accrual reduction of approximately $3.9 million, core net investment income for the year ended December 31, 2014 was approximately $61.6 million compared to approximately $54.6 million for the period ending December 31, 2013.

Based on weighted-average shares outstanding of 58,822,732 (basic) and 68,855,884 (diluted), the net increase in net assets resulting from net investment income per common share for the year ended December 31, 2014 was approximately $1.11 (basic) and $1.06 (diluted), compared to approximately $1.09 per share (basic) and $1.03 (diluted) for the year ended December 31, 2013.

Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been approximately $1.05 (basic) and approximately $1.00 (diluted) for the year ended December 31, 2014 compared to $1.07 per share (basic) and $1.01 (diluted) for the year ended December 31, 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase (Decrease) in Net Assets Resulting from Operations

We had a net decrease in net assets resulting from operations of approximately $3.3 million for the year ended December 31, 2014, compared to a net increase of approximately $58.9 million for the year ended December 31, 2013. This decrease was attributable to a meaningful shift in net unrealized depreciation on investments and a significant increase in net realized capital losses. These were partially offset by increased net investment income.

Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation. Based on weighted-average shares outstanding of 58,822,732 (basic and diluted), for the year ended December 31, 2014, we had a net decrease in net assets resulting from operations per common share of approximately $0.06 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $1.15 (basic) and $1.09 (diluted) for the year ended December 31, 2013.

Excluding the impact of the accrued capital gains incentive fee, the core net decrease in net assets resulting from operations per common share for the year ended December 31, 2014 would have been approximately $0.12 (basic and diluted), compared to a net increase of $1.13 per share (basic) and $1.07 (diluted) for the year ended December 31, 2013.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations

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

The following table provides a reconciliation of net investment income to core net investment income (for the years ended December 31, 2014 and 2013):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net investment income	$65,457,844	$1.113	$55,792,632	$1.090
Capital gains incentive fee	(3,872,853)	(0.066)	(1,192,382)	(0.020)
Core net investment income	$61,584,991	$1.047	$54,600,250	$1.070

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the years ended December 31, 2014 and 2013):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net (decrease) increase in net assets resulting from operations	$(3,348,400)	$(0.057)	$58,944,734	$1.150
Capital gains incentive fee	(3,872,853)	(0.066)	(1,192,382)	(0.020)
Core net (decrease) increase in net assets resulting from operations	$(7,221,253)	$(0.123)	$57,752,352	$1.130

In addition, the following ratio is presented to supplement the financial highlights included in Note 11 to the consolidated financial statements:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Ratio of core net investment income to average net assets, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively	11.00%	10.79%	11.74%	9.77%	9.95%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Ratio of net investment income to average net assets	11.69%	11.02%	10.23%	9.42%	9.95%
Ratio of capital gain incentive fee to average net assets	(0.69)%	(0.23)%	1.51%	0.35%	0.00%
Ratio of core net investment income to average net assets	11.00%	10.79%	11.74%	9.77%	9.95%

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

Interest expense and other debt financing expenses for the year ended December 31, 2013 was approximately $19.0 million, which was directly related to our debt securitization financing transactions and Convertible Notes issuance, compared with interest expense of approximately $7.3 million for the year ended December 31, 2012. The accrued interest payable at December 31, 2013 on the Class A notes issued by TICC CLO LLC was approximately $476,000. Additionally, for the year ended December 31, 2013, the amortization of discount on the Class A Notes issued by TICC CLO LLC was approximately $159,000 and the amortization of deferred debt issuance costs was approximately $303,000. At December 31, 2012, interest expense of approximately $491,000 remained payable on the Class A Notes issued by TICC CLO LLC. The aggregate accrued interest payable on the notes of TICC CLO 2012-1 LLC at December 31, 2013 was approximately $683,000. Additionally, for the year ended December 31, 2013, the aggregate amortization of discount on the issued notes of TICC CLO 2012-1 LLC was approximately $437,000 and the amortization of deferred debt issuance costs was approximately $315,000. The accrued interest payable on the Convertible

Notes at December 31, 2013 was approximately $1.4 million. Additionally, for the year ended December 31, 2013, the amortization of deferred issuance costs was approximately $621,000.

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

For further information on our borrowings, see “— Liquidity and Capital Resources — Borrowrings.”

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

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2013, we had net unrealized losses of approximately $3.2 million, comprised of approximately $36.3 million in gross unrealized appreciation, $29.6 million in gross unrealized depreciation and approximately $9.9 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2013 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
RBS Holding Company	$8.2
Merrill Communications, LLC	7.8
Genutec Business Solutions	4.7
Benefit Street Partners CLO II, Ltd.	3.0
Integra Telecom Holdings, Inc.	2.2
Carlyle Global Market Strategies CLO 2013-2, Ltd	1.5
Band Digital, Inc.	1.3
Ares XXVI CLO Ltd.	1.1
Hewetts Island CDO IV, Ltd.	(1.1)
Pegasus Solutions, Inc.	(1.6)

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Jersey Street CLO, Ltd.	(1.6)
Canaras Summit CLO Ltd.	(2.0)
ACA CLO 2006-2, Limited	(2.2)
GSC Partners 2007-8X CDO	(2.2)
Hewetts Island CDO III 2005-1, Ltd.	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.2)
Lightpoint CLO VIII, Ltd.	(3.0)
ACA CLO 2007-1, Ltd.	(3.0)
CS Advisors CLO I Ltd.	(3.7)
Nextag, Inc.	(3.9)
Stone Tower CLO VII Ltd.	(4.9)
Net all other(1)	0.6
Total	$(3.2)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Based on weighted-average shares outstanding of 51,073,758 (basic) and 61,106,910 (diluted), the net increase in net assets resulting from net investment income per common share for the year ended December 31, 2013 was approximately $1.09 (basic) and $1.03 (diluted), compared to approximately $0.98 per share (basic) and $0.96 (diluted) for the year ended December 31, 2012. Excluding the impact of the accrued capital gains incentive fee, the net increase in net assets resulting from core net investment income per common share would have been approximately $1.07 (basic) and approximately $1.01 (diluted) for the year ended December 31, 2013, compared to $1.12 per share (basic) and $1.10 (diluted) for the year ended December 31, 2012.

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

Based on weighted-average shares outstanding of 51,073,758 (basic) and 61,106,910 (diluted), the net increase in net assets resulting from operations per common share for year ended December 31, 2013 was approximately $1.15 (basic) and approximately $1.09 (diluted), compared to a net increase in net assets resulting from operations of approximately $1.80 per share (basic) and $1.73 (diluted) for the year ended December 31, 2012. Excluding the impact of the accrued capital gains incentive fee, the core net increase in net assets resulting from operations per common share would have been approximately $1.13 (basic) and approximately $1.07 (diluted) for the year ended December 31, 2013, compared to $1.94 per share (basic) and $1.87 (diluted) for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2014, we issued approximately 6.75 million shares in one equity offering and repurchased 154,600 shares under our share repurchase program.

During the year ended December 31, 2014, cash and cash equivalents increased from approximately $14.9 million at the beginning of the period to approximately $20.5 million at the end of the period. Net cash used by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $51.9 million, largely reflecting purchases of new investments of approximately $548.2 million partially offset by proceeds from principal repayments and sales of investments of approximately $435.2 million. Net cash provided by investing activities reflects the change in restricted cash in TICC CLO 2012-1 LLC. During the period, net cash provided by financing activities was approximately $45.6 million, reflecting primarily the net borrowings of approximately $149.0 million under the Facility, net proceeds of approximately $66.4 million from an equity offering, partially offset by the repayment of secured debt issued by TICC CLO LLC of approximately $101.3 million, the distribution of dividends and the repurchase of our common stock at a cost of approximately $1.2 million.

Equity Follow-On Offerings

On March 19, 2014, we completed a public offering of approximately 6.75 million shares of our common stock at a public offering price of $10.14 per share for total gross proceeds of approximately $68.4 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $21.2 million for investment advisory services, excluding pre-incentive net investment income incentive fees, and approximately $2.1 million for administrative services for the year ended December 31, 2014.

A summary of our significant contractual payment obligations is as follows as of December 31, 2014. See also “Note 9. Borrowings” to our consolidated financial statements.

		Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC Funding LLC Revolving Credit Facility	$150,000,000	$—	$150,000,000	$—	$—
TICC CLO 2012-1 LLC Notes	240,000,000	—	—	—	240,000,000
TICC Convertible Notes	115,000,000	—	115,000,000	—	—
Total	$505,000,000	$—	$265,000,000	$—	$240,000,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Share Repurchase Program

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the year ended December 31, 2014, we repurchased 154,600 shares at the weighted average price of approximately $7.58 per share, inclusive of commissions. This represents a discount of approximately 12.3% of the net asset value per share at December 31, 2014. The total dollar amount of shares repurchased in this period is approximately $1.2 million, leaving a maximum of approximately $48.8 million available for future program purchases.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2014, our asset coverage for borrowed amounts was 202%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2014 and December 31, 2013. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2014				December 31, 2013
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes(1)	$—	$—		$—	$101,250	$100,041	(2)	$100,617
TICC CLO 2012-1 LLC Class A-1 2023 Notes	176,000	174,271	(2)	176,000	176,000	174,072	(2)	173,061
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,524	(2)	20,000	20,000	19,471	(2)	19,950

	As of
	December 31, 2014				December 31, 2013
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,194	(2)	23,000	23,000	22,105	(2)	23,058
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,087	(2)	21,011	21,000	19,987	(2)	21,000
Sub-total TICC CLO 2012-1, LLC	240,000	236,076		240,011	240,000	235,635		237,069
TICC Funding LLC revolving credit facility(3)	150,000	150,000		150,000	—	—		—
2017 Convertible Notes	115,000	115,000		119,025	115,000	115,000		124,631
	$505,000	$501,076		$509,036	$456,250	$450,676		$462,317

(1)	On October 27, 2014, we redeemed all of the $101,250 Class A Notes issued by TICC CLO LLC on August 10, 2011. In connection with the redemption, we wrote-off approximately $1,078 of unaccreted discount. For the year ended December 31, 2014, the total discount charged to “interest expense and other debt financing expenses” was approximately $1,209.
(2)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively. As of December 31, 2013, the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively.
(3)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2014 were 3.54% and 5.6 years, respectively, and as of December 31, 2013 were 3.90% and 7.7 years, respectively.

Debt Securitizations

Notes Payable-TICC CLO LLC

On August 10, 2011, we completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), a subsidiary of TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), which was in turn a direct subsidiary of TICC. The Class A Notes were secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount was being amortized over the term of the notes.

On October 27, 2014, in conjunction with the Facility, the Company redeemed all of the $101,250,000 Class A secured notes issued by TICC CLO (see discussion on “Credit Facility,” below). The accrued interest payable at December 31, 2014 was $0 and for the year ended December 31, 2014, the amortization of discount on the issued Class A Notes was approximately $1.2 million (including the write-off of previously unaccreted discount of approximately $1.1 million) and the amortization of deferred debt issuance costs was approximately $2.3 million (including the write-off of previously unamortized costs of approximately $2.0 million). As of December 31, 2014, TICC CLO had 2 investments remaining in portfolio companies with a total fair value of approximately $5.6 million. For further information on this securitization, see Note 9 Borrowings in our consolidated financial statements.

Effective January 1, 2014 and through January 26, 2014, the interest rate of 2.49% charged under the securitization was based on three-month LIBOR of 0.24%. Effective January 27, 2014 and through April 24, 2014, the interest rate of 2.49% charged under the securitization was based on three-month LIBOR of 0.24%. Effective April 25, 2014 and through July 24, 2014, the interest rate of 2.48% charged under the securitization was based on three-month LIBOR of 0.23%. Effective July 25, 2014 and through October 27, 2014, the interest rate of 2.48% charged under the securitization was based on the three-month LIBOR of 0.23%.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the years ended December 31, 2014, 2013 and 2012, respectively:

TICC CLO LLC	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$2,089,028	$2,592,158	$2,783,113
Amortization of deferred issuance costs	2,290,011	302,517	303,345
Note discount expense	1,208,773	158,599	171,802
Total interest expense	$5,587,812	$3,053,274	$3,258,260
Effective annualized average interest rate	6.72%	3.02%	3.21%
Cash paid for interest	$2,564,925	$2,606,865	$3,368,622

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of subordinated notes (the “2012 Subordinated Notes”). On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC (“TICC CLO 2012-1” or “2012 Securitization Issuer”) issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of December 31, 2014.

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

As of December 31, 2014, there were 43 investments in portfolio companies with a total fair value of approximately $311.4 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Deferred debt issuance costs consist of fees and expenses incurred in connection with our debt securitization. As of December 31, 2014, we had a deferred debt issuance cost balance of approximately $3.0 million. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2014, 2013 and 2012, respectively:

TICC CLO 2012-1 LLC	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$6,731,838	$5,957,008	$1,352,438
Amortization of deferred issuance costs	343,822	315,259	85,833
Note discount expense	440,659	437,171	139,386
Total interest expense	$7,516,319	$6,709,438	$1,577,657
Effective annualized average interest rate	3.13%	3.29%	3.75%
Cash paid for interest	$6,733,010	$6,693,325	$—

Effective January 1, 2014 and through February 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was 0.238%. Effective February 25, 2014 and through May 26, 2014, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.235%. Effective May 27, 2014 and through August 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.227%. Effective August 25, 2014 and through November 24, 2014, the interest charged under the securitization was based on the three-month LIBOR which was approximately 0.235%. Effective November 25, 2014 and through as of December 31, 2014, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.233%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2014 is as follows:

			Year Ended December 31, 2014
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98285%	175	$3,539,726	$3,538,866	$198,104
Class B-1 Notes	3.73285%	350	757,103	757,005	53,669
Class C-1 Notes	4.98285%	475	1,162,161	1,162,049	89,214
Class D-1 Notes	5.98285%	575	1,274,020	1,273,918	99,672
Total			$6,733,010	$6,731,838	$440,659

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2014 are as follows:

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

Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid on common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2014, the Company had a deferred debt issuance balance of approximately $1.8 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest on the Convertible Notes for the years ended December 31, 2014, 2013 and 2012, respectively:

Convertible Notes	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$8,625,000	$8,577,083	$2,269,791
Amortization of deferred issuance costs	619,025	620,882	157,006
Total interest expense	$9,244,025	$9,197,965	$2,426,797
Effective annualized average interest rate	8.04%	8.00%	8.13%
Cash paid for interest	$8,625,000	$9,463,542	$—

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

As of December 31, 2014, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Credit Facility

On October 27, 2014, TICC Funding, a special purpose vehicle and wholly-owned subsidiary of TICC, entered into the Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on LIBOR for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The Reinvestment Period will end on October 27, 2016, subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. We used part of the proceeds from the Facility to redeem all of the $101.25 million of Class A secured notes issued by TICC CLO on August 10, 2011. The secured notes previously issued under TICC CLO LLC were based on LIBOR for an interest period of three months plus a spread of 2.25% per annum. In connection with the redemption of the secured notes issued by TICC CLO, we wrote-off approximately $3.1 million of previously unaccreted discount and unamortized costs.

The Facility is secured by a pool of loans initially consisting of loans sold by TICC CLO to TICC Funding, loans sold and contributed by TICC to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties. We may sell and contribute additional loans to TICC Funding from time to time. We will act as the collateral manager of the loans owned by TICC Funding, and has retained a residual interest through its ownership of TICC Funding.

As of December 31, 2014, there were 46 investments in portfolio companies with a total fair value of approximately $295.6 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at December 31, 2014 was approximately $477,000. Deferred debt issuance costs consist of fees and expenses incurred in connection with the credit facility. As of December 31, 2014, we had a deferred debt issuance cost balance of approximately $0.9 million for this facility. This amount is being amortized and included in interest expense in the consolidated statements of operation over the term of the credit facility.

Additionally, for the year ended December 31, 2014, the amortization of deferred debt issuance costs was approximately $83,000. For further information on the revolving credit facility, see Note 9 in the consolidated financial statements.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the year ended December 31, 2014:

TICC Funding, LLC Revolving Credit Facility	Year Ended December 31, 2014
Stated interest expense	$476,740
Amortization of deferred issuance costs	83,046
Total interest expense	$559,786
Effective annualized average interest rate	2.04%
Cash paid for interest	$—

Each of TICC CLO LLC, TICC CLO 2012-1 and TICC Funding, are consolidated subsidiaries of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2014 we believe that we did have distributions in excess of our taxable earnings, whereas in 2013 we believe that we did not have distributions in excess of our taxable earnings. For tax purposes, distributions for 2013 were funded from net investment income and capital gains. A written statement identifying the nature of these distributions for tax reporting purposes was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 19, 2015	March 17, 2015	March 31, 2015	$0.27
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29

Date Declared	Record Date	Payment Date	Amount
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			1.16	(1)
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			1.16	(2)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			1.12	(2)
Fiscal 2011
November 3, 2011	December 16, 2011	December 30, 2011	0.25
July 28, 2011	September 16, 2011	September 30, 2011	0.25
May 3, 2011	June 16, 2011	June 30, 2011	0.25
March 3, 2011	March 21, 2011	March 31, 2011	0.24
Total (2011)			0.99	(2)
Fiscal 2010
November 2, 2010	December 10, 2010	December 31, 2010	0.24
July 29, 2010	September 10, 2010	September 30, 2010	0.22
April 29, 2010	June 10, 2010	June 30, 2010	0.20
March 4, 2010	March 24, 2010	March 31, 2010	0.15
Total (2010)			0.81	(2)
Fiscal 2009
October 29, 2009	December 10, 2009	December 31, 2009	0.15
July 30, 2009	September 10, 2009	September 30, 2009	0.15
May 5, 2009	June 10, 2009	June 30, 2009	0.15
March 5, 2009	March 17, 2009	March 31, 2009	0.15
Total (2009)			0.60	(2)
Fiscal 2008
October 30, 2008	December 10, 2008	December 31, 2008	0.20
July 31, 2008	September 10, 2008	September 30, 2008	0.20
May 1, 2008	June 16, 2008	June 30, 2008	0.30
March 11, 2008	March 21, 2008	March 31, 2008	0.36
Total (2008)			1.06	(3)
Fiscal 2007
October 25, 2007	December 10, 2007	December 31, 2007	0.36
July 26, 2007	September 7, 2007	September 28, 2007	0.36
April 30, 2007	June 8, 2007	June 29, 2007	0.36
February 27, 2007	March 9, 2007	March 30, 2007	0.36
Total (2007)			1.44(4)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2006
December 20, 2006	December 29, 2006	January 17, 2007	0.12
October 26, 2006	December 8, 2006	December 29, 2006	0.34
July 26, 2006	September 8, 2006	September 29, 2006	0.32
April 26, 2006	June 9, 2006	June 30, 2006	0.30
February 9, 2006	March 10, 2006	March 31, 2006	0.30
Total (2006)			1.38	(2)
Fiscal 2005
December 7, 2005	December 30, 2005	January 18, 2006	0.12
October 27, 2005	December 9, 2005	December 30, 2005	0.30
July 27, 2005	September 10, 2005	September 30, 2005	0.25
April 27, 2005	June 10, 2005	June 30, 2005	0.20
February 9, 2005	March 10, 2005	March 31, 2005	0.14
Total (2005)			1.01	(2)
Fiscal 2004
October 27, 2004	December 10, 2004	December 31, 2004	0.11
July 28, 2004	September 10, 2004	September 30, 2004	0.11
May 5, 2004	June 10, 2004	June 30, 2004	0.11
February 2, 2004	March 15, 2004	April 5, 2004	0.10
Total (2004)			0.43	(5)
Total Distributions:			$11.43	(6)

(1)	Includes a return of capital of approximately $0.16 per share for tax purposes.
(2)	Distributions were funded from undistributed taxable earnings and profits.
(3)	Includes a return of capital of approximately $0.08 per share for tax purposes.
(4)	Includes a return of capital of approximately $0.02 per share for tax purposes.
(5)	Includes a return of capital of approximately $0.10 per share for tax purposes.
(6)	We did not declare a dividend for the period ended December 31, 2003.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, for T2 Advisers, LLC, an investment adviser to T2 Income Fund CLO I Ltd. BDC Partners is the managing member of T2 Advisers, LLC. In addition, Mr. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Treasurer of T2 Advisers, LLC.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management, LLC.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and T2 Income Fund CLO I Limited in view of the potential conflicts of interest raised by the relationships described above.

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

Investment Valuation

The Company fair values its investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. The most significant estimates made in the preparation of TICC’s consolidated financial statements are the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. TICC believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of December 31, 2014.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, TICC has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Syndicated Loans

In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that TICC owns may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations—Debt and Equity

During the past several years, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such marks, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by TICC’s Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of TICC’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by TICC Management. TICC Management also retains the authority to seek, on TICC’s behalf, additional third party valuations with respect to both TICC’s bilateral portfolio securities and TICC’s syndicated loan investments. TICC’s Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

Our assets measured at fair value on a recurring basis at December 31, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

Our assets measured at fair value on a recurring basis at December 31, 2013, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Equity	0.0	0.0	15.1	15.1
Total	$0.0	$16.9	$914.7	$931.6

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of December 31, 2014 and 2013, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies		Unobservable Input		Range/Weighted Average(8)
Corporate debt investments
syndicated	$563.1	Market quotes		NBIB	(1)	70.0% – 100.3%/98.2%
	39.6	Yield Analysis		NBIB	(1)	96.2% – 99.4%/97.7%
				Discount Margin		4.10% – 7.90%/ncm	(4)
	19.0	Recent transactions		Actual trade/payoffs	(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/		NBIB	(1)	52.2% – 100.0%/68.1%
		Enterprise value		EBITDA multiples	(2)	4.25x – 6.75x/ncm	(4)
bilateral	13.8	Enterprise value	(7)	EBITDA	(2)	$2.5/ncm	(4)
				Market multiples	(2)	5.0x – 6.0x/ncm	(4)
				Discount rates (3)		N/A
CLO debt	11.3	Market quotes		NBIB (1)		82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes		NBIB (1)		20.5% – 97.1%/77.2%
	10.8	Recent transactions		Actual trade	(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow	(5)	Discount rates	(3)(5)	10.2% – 13.6%/ncm	(4)
Common stock	9.7	Enterprise value(7)/		EBITDA	(2)	$2.5 – $170.8/ncm	(4)
		Discounted cash	(5)	Market multiples	(2)	4.3x – 9.3x/ncm	(4)
		flow		Discount rates	(3)	20.0%/ncm (4)

Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2013	Valuation Techniques/ Methodologies		Unobservable Input	Range/Weighted Average(7)
Corporate debt investments syndicated	$619.7	Market quotes		NBIB(1)	55.0% – 102.9%/98.0%
bilateral	13.9	Enterprise value(2)		EBITDA(3)	$3.0/ncm(5)
				Market multiples(3)	5.50 – 6.50x/ncm(5)

CLO debt	28.9	Market quotes		NBIB(1)	86.3% – 93.1%/88.9%
CLO equity	237.2	Market quotes/		NBIB(1)	28.0% – 122.0%/83.3%
		net present value(6)
Other investments	15.0	Enterprise value	(2)	EBITDA(3)	$2.9 – $184.7/ncm(5)
				Market multiples(3)	3.9 – 8.6x/ncm(5)
				Discount rates(4)	20% – 35.0%/ncm(5)
Total Fair Value for Level 3 Investments	$914.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(5)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

(6)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle.
(7)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	Fair value of the TICC Funding LLC revolving credit facility is equal to the carrying amount of the Facility due to the variable interest rate and the short term maturity of the Facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the year ending December 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$15.1	$914.7
Realized (losses) gains included in earnings	(5.3)	0.0	2.2	(15.4)	(1.0)	(19.5)
Unrealized (depreciation) appreciation included in earnings (1)	(13.5)	0.0	(2.7)	(26.7)	(6.1)	(49.0)
Accretion of discount	2.3	0.1	0.3	0.0	0.0	2.7
Purchases	382.4	0.0	0.0	147.4	2.0	531.8
Repayments and Sales(1)	(332.0)	(0.1)	(17.4)	(82.6)	(0.3)	(432.4)
Payment in Kind income(1)	0.6	0.6	0.0	0.0	0.0	1.2
Transfers in and/or (out) of level 3(2)	(4.6)	0.0	0.0	0.0	0.0	(4.6)
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(16.3)	$(0.1)	$(0.7)	$(35.4)	$(6.5)	$(59.0)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	For the period ended December 31, 2014, TICC determined that a previously established level-three security should be categorized as level-two due to the level of market activity at the end of the reporting period.

A reconciliation of the fair value of investments for the year ended December 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Subordinated Notes	Equity	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$7.6	$657.7
Realized gains (losses) included in earnings	(1.9)	0.6	11.1	(0.7)	0.0	(2.7)	6.4
Unrealized (depreciation) appreciation included in earnings(1)	9.0	2.8	(7.6)	(14.7)	0.0	7.1	(3.4)
Accretion of discount	2.7	0.0	1.0	0.0	0.0	0.0	3.7
Purchases(1)	378.6	3.1	20.9	159.5	0.0	3.4	565.5
Repayments and Sales(1)	(247.3)	(1.1)	(52.1)	(16.3)	(0.1)	(0.5)	(317.4)
Payment in Kind income	1.6	0.4	0.0	0.0	0.0	0.2	2.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$0.0	$15.1	$914.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$6.3	$2.7	$1.4	$(10.2)	$0.0	$6.3	$6.5

(1)	Includes rounding adjustments to reconcile period balances.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2014 and 2013:

	2014		2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$697.0	70.8%	$644.7	69.2%
Senior Unsecured Notes	6.4	0.7%	5.8	0.6%
CLO Debt	11.3	1.1%	28.9	3.1%
CLO Equity	259.8	26.4%	237.1	25.5%
Equity	9.7	1.0%	15.1	1.6%
Total	$984.2	100.0%	$931.6	100.0%

Revenue Recognition

Interest Income Recognition

Interest income is recorded on an accrual basis using the contractual rate applicable to each debt investment and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. As of December 31, 2014, the fair value of TICC’s non-accrual assets was approximately $6.7 million, which comprised 0.7% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $11.6 million, which comprised approximately 1.1% of the total cost of its portfolio. As of December 31, 2013, the fair value of

TICC’s non-accrual assets was approximately $5.5 million, which comprised 0.6% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $9.4 million, which comprised approximately 1.0% of the total cost of its portfolio.

Payment in Kind Interest

We have investments in our portfolio which contain a contractual payment-in-kind (“PIK”) provision. PIK interest computed at the contractual rate is added to the principal balance of the investment, is accrued into income and reflected as receivable up to the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the year ended December 31, 2014, we recorded PIK income of approximately $1.2 million. For the years ended December 31, 2013 and 2012, we recorded approximately $2.2 million and $5.0 million in PIK income, respectively.

In addition, we recorded original issue discount income of approximately $2.7 million, $3.7 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, representing the amortization of the discount attributed to certain debt securities purchased by us, including original issue discount (“OID”) and market discount.

Distributions from securitization vehicles and equity investments

Distribution income on investments in equity tranches of CLO vehicles is recognized as income on the record date for each distribution to the extent that such amounts are payable by the vehicle and are expected to be collected. The amount of each distribution is determined by the respective CLO trustee. Dividend income on equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

In the event the Company determines that a CLO vehicle has been impaired, subsequent distributions are recorded as a reduction of the cost basis. The Company will consider the value of its CLO equity investment to be impaired when, after the end of the CLO's reinvestment cycle, the fair value of the investment has declined significantly and the estimated value of the remaining collateral is insufficient to repay the equity tranche in full.

Other Income

Other income includes distributions from fee letters, closing or origination fees, and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager's fees, and are recorded as other income when earned. Closing or origination fees, if any, are normally paid at closing of an investment, are fully earned and non-refundable, and generally are non-recurring. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a take-out of the warehouse by a permanent CLO structure; such fees are earned and recognized when the take-out is completed. For the year ended December 31, 2014, we had recognized success fees of approximately $1.0 million and distributions from fee letters of approximately $1.3 million.

RECENT DEVELOPMENTS

From January 2, 2015 through January 20, 2015, an additional 315,783 of our common stock settled through our share repurchase program for an aggregate cost of approximately $2.4 million at a weighted average price per share of common stock of approximately $7.56.

On February 19, 2015, our Board of Directors declared a cash dividend of $0.27 per share payable on March 31, 2015 to holders of record on March 17, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, two debt investments in our portfolio were at a fixed rate, and the remaining sixty-eight debt investments were at variable rates, representing approximately $8.6 million and $733.4 million in principal debt, respectively. At December 31, 2014, approximately $720.6 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our non-bilateral investments, generally reset quarterly, whereas our bilateral investments are generally reset annually. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2014. We have also assumed outstanding variable rate borrowings of approximately $390 million. Under this analysis, net investment income would decrease by approximately $2.4 million on an annual basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $10.2 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at a historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of December 31, 2014. Under this analysis, the effect on total investment income would be a decrease of approximately $21 million to $22 million on an annual basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on total investment income would be a decrease of approximately $10 million to $11 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TICC Capital Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows, present fairly, in all material respects, the financial position of TICC Capital Corp. and its subsidiaries (“the Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control —  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting on page 95. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2014 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2015

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013
ASSETS
Non-affiliated/non-control investments (cost: $999,433,538 @12/31/14; $901,728,071 @ 12/31/13)	$967,612,035	$915,546,744
Affiliated investments (cost: $4,268,722 @ 12/31/14; $0 @ 12/31/13)	1,585,303	—
Control investments (cost: $16,800,000 @ 12/31/14; $16,900,000 @ 12/31/13)	14,960,000	16,050,000
Total investments at fair value (cost: $1,020,502,260 @ 12/31/14; $918,628,071 @ 12/31/13)	984,157,338	931,596,744
Cash and cash equivalents	20,505,323	14,933,074
Restricted cash	20,576,250	32,428,248
Deferred debt issuance costs	5,669,747	7,985,580
Interest and distributions receivable	11,442,289	11,133,972
Other assets	290,245	88,122
Total assets	$1,042,641,192	$998,165,740
LIABILITIES
Accrued interest payable	$2,596,564	$2,596,893
Investment advisory fee payable to affiliate	6,183,486	7,144,480
Accrued capital gains incentive fee to affiliate	—	3,872,853
Securities purchased not settled	11,343,179	6,994,852
Credit facility	150,000,000	—
Accrued expenses	629,127	637,896
Notes payable – TICC CLO LLC, net of discount	—	100,041,226
Notes payable – TICC CLO 2012-1 LLC, net of discount	236,075,775	235,635,114
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	521,828,131	471,923,314
COMMITMENTS AND CONTINGENCIES (Note 8)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 60,303,769 and 53,400,745 shares issued and outstanding, respectively	603,038	534,007
Capital in excess of par value	623,018,818	561,336,766
Net unrealized (depreciation) appreciation on investments	(36,344,922)	12,968,673
Accumulated net realized losses on investments	(63,212,472)	(45,439,234)
Distributions in excess of investment income	(3,251,401)	(3,157,786)
Total net assets	520,813,061	526,242,426
Total liabilities and net assets	$1,042,641,192	$998,165,740
Net asset value per common share	$8.64	$9.85

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019 (4)(5)(6)(10)(16)		$6,541,775	$6,517,166	$6,378,231

Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016 (4)(5)(6)(10)(17)		13,800,000	13,800,000	13,800,000

Albertson’s LLC	grocery
first lien senior secured notes, 4.50% due April 14, 2021(4)(5)(9)(10)		13,000,000	13,009,539	12,986,480

Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due November 01, 2019(4)(5)(9)(10)(18)		4,991,646	4,971,679	4,972,927

Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(9)(10)(14)(18)		14,923,753	14,877,921	14,874,057
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,005,937	13,982,500

Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due October 01, 2019(4)(5)(6)(9)(10)(19)		15,840,300	15,746,596	15,048,285

Ascensus, Inc.	financial intermediaries
senior secured notes, LIBOR + 4.00% (1.00% floor) due December 02, 2019 (4)(5)(6)(10)(16)		9,402,519	9,415,372	9,320,247
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due December 2, 2020(4)(5)(9)(16)		2,000,000	1,974,098	1,976,260

Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(9)(10)(16)		15,544,444	15,270,572	15,233,555

Blue Coat System, Inc.	software
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due May 31, 2019(4)(5)(6)(9)(16)		3,979,856	3,996,178	3,832,601
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(6)(9)(16)		15,000,000	14,874,235	14,625,000

BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(9)(16)		4,776,389	4,791,903	4,636,106

Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(18)		13,965,000	14,024,103	13,877,719

ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(16)		15,920,000	15,864,439	15,840,400
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(19)		3,000,000	2,971,530	2,910,000

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
CRCI Holdings, Inc.	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(9)(10)(16)		$9,897,500	$9,866,707	$9,610,473

CT Technologies Intermediate	healthcare
first lien senior secured notes, LIBOR + 5.00%, (1.00% floor) due December 01, 2021(4)(5)(9)(18)		9,000,000	8,969,867	8,932,500

Deltek Systems, Inc.	enterprise software
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due October 10, 2018(4)(5)(6)(9)(16)		4,557,000	4,534,433	4,500,038
second lien senior secured notes, LIBOR + 8.75% (1.25% floor) due October 10, 2019(4)(5)(6)(10)(16)		10,000,000	9,899,125	10,025,000

Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due May 17, 2018(4)(5)(6)(9)(10)(16)		6,508,724	6,455,462	5,272,066

First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 04, 2018(4)(5)(6)(9)(10)(18)		3,035,078	3,044,185	3,002,845
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(9)(10)(18)		13,982,241	13,766,556	13,860,036

First Data Corporation	financial intermediaries
first lien senior secured notes, (LIBOR + 4.00%) due March 24, 2021 (4)(5)(9)(10)(18)		16,050,721	16,007,723	15,797,601

GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02,2019(4)(5)(6)(9)(10)(16)		17,325,000	17,255,320	17,065,125

Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(9)(16)		6,081,329	6,057,284	6,010,360
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(6)(10)(16)		13,000,000	12,862,984	12,685,790

Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 4.50 (1.00% floor) due June 28, 2019 (4)(5)(6)(9)(10)(14)(16)		14,812,500	14,688,520	14,590,313
second lien senior secured notes LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(14)(16)		15,000,000	14,809,418	14,775,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(18)		6,800,000	6,682,947	6,120,000

Immucor, Inc.	healthcare
senior secured term B notes, LIBOR + 3.75% (1.25% floor) due August 19, 2018(4)(5)(6)(9)(16)		4,355,040	4,257,926	4,291,064

Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due February 22, 2019(4)(5)(6)(9)(10)(16)		10,341,486	10,302,601	10,037,757
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 22, 2020(4)(5)(9)(10)(16)		8,850,000	8,896,162	8,772,563

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 8.50% (1.25% floor) due October 16, 2017(4)(5)(6)(9)(10)(16)		$20,682,892	$20,152,560	$20,579,478

Knowledge Universe Education	education
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due March 18, 2021(4)(5)(6)(9)(10)(16)		10,947,425	10,982,820	10,920,056

Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 4.75% (1.00% floor ) due March 08, 2018(4)(5)(6)(10)(14)(18)		17,083,900	17,084,727	16,955,771

NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(9)(10)(16)		17,915,000	17,784,542	17,803,031

Nextag, Inc.	retail
senior secured notes, Cash 0.00%/9.25% PIK, due June 04, 2019(3)(10)		2,264,719	2,264,720	1,585,303

Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 29, 2020(4)(5)(6)(9)(10)(16)		12,718,125	12,610,453	12,654,534

PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due September 29,2020(4)(5)(6)(9)(10)(19)		15,403,125	15,367,784	15,383,871

Petco Animal Supplies, Inc.	retail
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due November 24, 2017(4)(5)(6)(9)(16)		5,984,416	5,941,589	5,907,097

Presidio IS Corp.	business services
senior secured notes, LIBOR + 4.00% (1.00% floor) due March 31, 2017 (4)(5)(6)(9)(10)(18)		8,331,082	8,315,126	8,305,091

ProQuest LLC	education
senior secured notes, LIBOR + 4.25% (1.00% floor) due October 24, 2021(4)(5)(9)(20)		6,000,000	6,037,262	5,940,000
RBS Holding Company	printing and publishing
second lien senior secured notes, LIBOR + 6.75% (1.50% floor) cash 1.25% PIK due March 23, 2017(3)(4)(5)(6)(16)		22,731,656	12,520,134	15,502,989

Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.25% (1.00% floor) due January 31, 2020(4)(5)(6)(10)(16)		9,300,000	9,213,403	9,207,000

Safenet, Inc.	software
first lien senior secured notes PRIME + 3.5% due March 05, 2020(4)(5)(6)(9)(10)		9,925,000	9,837,828	9,925,000

SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics
first lien senior secured notes, LIBOR + 5.75% (1.25% floor) due December 07, 2018(4)(5)(6)(9)(18)		3,388,942	3,363,761	3,388,942

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(9)(16)		$5,944,956	$5,898,190	$5,858,754
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(16)		6,400,000	6,370,703	6,272,000

Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due February 08, 2019(4)(5)(6)(9)(10)(18)		14,384,593	14,397,006	14,231,829

Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(9)(10)(18)		20,000,000	19,640,149	19,768,800

Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(9)(10)(14)(18)		18,000,000	17,471,194	17,460,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(18)		15,000,000	14,405,564	14,287,500

STG-Fairway Acquistions	business services
first lien senior secured notes, LIBOR + 5.00% (1.25% floor) due February 28, 2019(4)(5)(6)(9)(10)(16)		9,211,018	9,141,920	9,038,311

Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(18)		19,075,000	18,909,604	18,939,949

Symphony Teleca Services Inc.	business services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due August 07, 2019(4)(5)(9)(10)(18)		16,000,000	15,847,256	15,840,000

Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(18)		8,000,000	7,962,890	7,952,000

The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018 (4)(5)(6)(9)(10)(16)		9,900,000	9,816,492	9,603,000

Total Merchant Services, Inc.	financial intermediarie
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(9)(10)(16)		16,000,000	15,840,699	15,840,000

Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(16)		15,200,000	14,934,118	15,124,000

Unitek Global Services, Inc.	IT consulting
tranche B term loan, LIBOR + 13.50%, (1.50% floor) Cash 0.00%/PIK 15.00% due April 15, 2018)(3)(4)(5)(6)(10)(15)(18)		12,772,315	11,608,604	6,667,148

U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(9)(10)(18)		10,000,000	9,900,312	9,779,200

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 30, 2017(4)(5)(6)(9)(16)		$6,207,712	$6,227,876	$6,139,427

Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(18)		5,248,096	5,202,145	5,195,615
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(18)		10,000,000	9,958,342	9,600,000

Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(18)		5,878,332	5,863,887	5,654,955
Total Senior Secured Notes			$705,342,148	$696,953,550	133.8%
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing
senior unsecured PIK notes Cash 0.00%/10.00% PIK, due March 08, 2023(3)(5)(6)(14)		$6,351,153	$3,724,816	$6,351,153

Total Senior Unsecured Notes			$3,724,816	$6,351,153	1.2%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.05% due May 10, 2025(4)(5)(11)(12)(16)		4,500,000	3,936,123	3,701,250

Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.40% due April 18, 2025(4)(5)(11)(12)(16)		6,000,000	5,183,376	5,122,200

Telos CLO 2013-3, Ltd.	structured finance
CLO secured class B notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(16)		3,000,000	2,744,951	2,521,200

Total Collateralized Loan Obligation — Debt Investments			$11,864,450	$11,344,650	2.2%

Collateralized Loan Obligation — Equity Investments

ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	4,050,000	3,800,000

AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	9,949,500	9,303,429

Ares XXV CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	12,620,875	10,850,000

Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	18,295,625	15,479,495

Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	11,156,250	10,784,314

Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	24,704,625	22,760,050

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments (continued)
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes(11)(12)		$—	$7,955,000	$7,848,089

Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes(7)(11)(12)		—	22,689,920	21,916,400

Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes(11)(12)		—	20,075,000	14,520,000

Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes(11)(12)		—	9,750,000	8,300,000

Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	15,631,250	14,062,500

Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes(11)(12)		—	6,750,000	7,200,000

Hull Street CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	4,412,500	4,412,500

Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes (11)(12)		—	13,272,000	11,343,930

Jamestown CLO V Ltd.	structured finance
CLO subordinated notes(11)(12)		—	6,400,000	6,400,000

Marea CLO, Ltd.	structured finance
CLO income notes(11)(12)		—	12,644,215	10,750,460

Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes(11)(12)		—	13,473,000	11,729,070
CLO M notes (11)(12)(13)		—	—	570,082

Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes(11)(12)		—	16,400,000	15,400,000

CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes(7)(11)(12)		—	4,543,935	2,070,500

Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	13,073,425	10,496,657

Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	20,573,750	17,688,284

Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	11,558,333	10,639,999

Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	9,450,000	7,671,510

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments (continued)
Other CLO equity related investments	structured finance
CLO other(11)(12)(13)		—-	—	3,816,649

Total Collateralized Loan Obligation — Equity Investments			$289,429,203	$259,813,918	49.9%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		100	$3,000,000	$1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)		775,846	1,712,397	4,258,112
Merrill Communications, LLC	printing and publishing
common equity(7)(14)		728,442	3,425,244	4,275,955
Nextag, Inc.	retail
common equity(7)		11,226,123	2,004,002	—
Total Common Stock Investments			$10,141,643	$9,694,067	1.9%
Warrants
Unitek Global Services, Inc.	IT consulting
warrants to purchase common stock(7)(10)		309,080	—	—
Total Warrants			$—	$—	0.0%
Total Investments(8)			$1,020,502,260	$984,157,338	189.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Nextag, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $44,119,843 of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $14,859,779; aggregate gross unrealized depreciation for federal income tax purposes is $69,463,970. Net unrealized depreciation is $54,604,191 based upon a tax cost basis of $1,038,761,529.
(9)	All or a portion of this investment represents collateral under the revolving credit agreement.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets on a fair value basis.
(15)	Investment is on non-accrual status. During the period ended December 31, 2014, the investment defaulted on its principal and interest payments.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(19)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(20)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2013

COMPANY(1)	INDUSTRY	INVESTMENT	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software	common stock	100	$3,000,000	$2,150,000
Integra Telecom Holdings, Inc.	telecommunication services	common stock(7)	775,846	1,712,397	4,412,302
Merrill Communications, LLC	printing and publishing	common equity(7)	728,442	3,425,244	7,197,009
Stratus Technologies, Inc.	computer hardware	common equity(7)	223,210	379,810	4,464
Total Common Stock Investments				$8,517,451	$13,763,775	2.6%
Preferred Equity
Stratus Technologies, Inc.	computer hardware	preferred equity(7)	50,796	217,284	381,986
Total Preferred Equity Investments				$217,284	$381,986	0.1%
Warrants
Fusionstorm, Inc.	IT value-added reseller	warrants to purchase common stock(7)	540,371	725,000	500,000
Unitek Global Services, Inc.	IT consulting	warrants to purchase common stock(7)	309,080	—	427,105
Total Warrants				$725,000	$927,105	0.2%
Total Investments				$918,628,071	$931,596,744	177.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to control, we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes approximately $40.2 million of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $37,039,932; aggregate gross unrealized depreciation for federal income tax purposes is $44,355,411. Net unrealized depreciation is $7,315,479 based upon a tax cost basis of $938,912,223.
(9)	All or a portion of this investment represents TICC CLO LLC collateral.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$50,855,738	$52,133,176	$38,597,973
Distributions from securitization vehicles and equity investments	59,516,739	47,241,423	25,755,438
Commitment, amendment and other fee income	5,451,167	4,278,203	5,247,571
Total investment income from non-affiliated/non-control investments	115,823,644	103,652,802	69,600,982
From affiliated investments:
Interest income – debt investments	116,738	—	—
Total investment income from affiliated investments	116,738	—	—
From control investments:
Interest income – debt investments	1,384,358	1,439,341	1,511,897
Distributions from equity investments	—	—	62,041
Total investment income from control investments	1,384,358	1,439,341	1,573,938
Total investment income	117,324,740	105,092,143	71,174,920
EXPENSES
Compensation expense	1,860,683	1,647,971	1,183,056
Investment advisory fees	21,150,190	19,096,229	11,222,713
Professional fees	2,149,699	1,996,290	1,873,892
Interest expense and other debt financing expenses	22,907,942	18,960,677	7,262,714
Insurance	68,638	68,638	68,826
Directors’ Fees	316,500	322,501	261,000
Transfer agent and custodian fees	284,212	229,124	128,692
General and administrative	1,398,064	1,589,758	1,027,606
Total expenses before incentive fees	50,135,928	43,911,188	23,028,499
Net investment income incentive fees	5,603,821	6,580,705	5,460,006
Capital gains incentive fees	(3,872,853)	(1,192,382)	5,509,061
Total incentive fees	1,730,968	5,388,323	10,969,067
Total expenses	51,866,896	49,299,511	33,997,566
Net investment income	65,457,844	55,792,632	37,177,354
Net change in unrealized appreciation on investments
Non-Affiliate/non-control investments	(49,550,856)	(3,199,673)	14,340,762
Affiliated investments	1,227,261	—	—
Control investments	(990,000)	(43,821)	(71,808)
Total net change in unrealized appreciation on investments	(49,313,595)	(3,243,494)	14,268,954
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	(14,788,183)	6,395,596	16,876,880

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Affiliated investments	(4,704,466)	—	—
Total net realized (losses) gains on investments.	(19,492,649)	6,395,596	16,876,880
Net (decrease) increase in net assets resulting from operations.	$(3,348,400)	$58,944,734	$68,323,188
Net increase in net assets resulting from net investment income per common share:
Basic	$1.11	$1.09	$0.98
Diluted	$1.06	$1.03	$0.96
Net (decrease) increase in net assets resulting from operations per common share:
Basic	$(0.06)	$1.15	$1.80
Diluted	$(0.06)	$1.09	$1.73
Weighted average shares of common stock outstanding:
Basic	58,822,732	51,073,758	37,978,693
Diluted	68,855,884	61,106,910	40,575,776

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Increase in net assets from operations:
Net investment income	$65,457,844	$55,792,632	$37,177,354
Net realized (losses) gains on investments	(19,492,649)	6,395,596	16,876,880
Net change in unrealized appreciation on investments	(49,313,595)	(3,243,494)	14,268,954
Net (decrease) increase in net assets resulting from operations	(3,348,400)	58,944,734	68,323,188
Distributions to shareholders:
Distributions from net investment income	(60,189,322)	(61,353,645)	(44,319,394)
Tax return of capital distributions	(9,697,552)	—	—
Total distributions to shareholders	(69,886,874)	(61,353,645)	(44,319,394)
Capital share transactions:
Issuance of common stock (net of offering costs of $2,033,950, $4,603,745 and $3,545,895, respectively)	66,411,050	115,879,644	78,426,107
Repurchase of common stock	(1,172,574)	—	—
Reinvestment of dividends	2,567,433	3,169,164	2,070,637
Net increase in net assets from capital share transactions	67,805,909	119,048,808	80,496,744
Total (decrease) increase in net assets	(5,429,365)	116,639,897	104,500,538
Net assets at beginning of period	526,242,426	409,602,529	305,101,991
Net assets at end of period (including over distributed net investment income of $7,586,816, $3,157,786 and $4,274,144, respectively)	$520,813,061	$526,242,426	$409,602,529
Capital share activity:
Shares sold	6,750,000	11,692,173	8,337,500
Shares repurchased	(154,600)	—	—
Shares issued from reinvestment of dividends	307,624	337,286	215,358
Net increase in capital share activity	6,903,024	12,029,459	8,552,858

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,348,400)	$58,944,734	$68,323,188
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(2,748,786)	(3,719,841)	(5,832,504)
Accretion of discount on notes payable and deferred debt issuance costs	3,907,108	1,834,428	857,372
Increase in investments due to PIK	(1,245,247)	(2,159,868)	(4,977,809)
Purchases of investments	(548,236,541)	(570,495,775)	(507,970,743)
Repayments of principal and reductions to investment cost value	307,774,653	203,949,356	191,200,639
Proceeds from the sale of investments	127,437,411	120,043,085	67,783,437
Net realized losses (gains) on investments	19,492,649	(6,395,596)	(16,876,880)
Net change in unrealized appreciation on investments	49,313,595	3,243,494	(14,268,954)
Increase in interest and distributions receivable	(308,317)	(5,147,850)	(4,148,240)
(Increase) decrease in other assets	(202,123)	93,666	56,697
(Decrease) increase in accrued interest payable	(329)	(1,637,483)	3,158,263
(Decrease) increase in investment advisory fee payable	(960,994)	2,213,572	2,035,109
(Decrease) increase in accrued capital gains incentive fee	(3,872,853)	(2,744,957)	5,509,061
(Decrease) increase in accrued expenses	(8,769)	334,925	(570,621)
Net cash used by operating activities	(53,006,943)	(201,644,110)	(215,721,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	11,851,998	(11,187,740)	1,943,190
Net cash provided (used) by investing activities	11,851,998	(11,187,740)	1,943,190
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable – TICC CLO 2012-1 LLC
(net of discount of $0, $253,875 and $4,695,162, respectively)	—	119,746,125	115,304,838
Proceeds from the credit facility	150,000,000	—	—
Proceeds from the issuance of convertible senior notes	—	—	115,000,000
Deferred debt issuance costs	(1,020,069)	(1,069,313)	(5,805,237)
Proceeds from the issuance of common stock	68,445,000	120,483,390	81,972,002
Extinguishment of notes payable – TICC CLO LLC	(100,171,772)	—	—
Offering expenses from the issuance of common stock	(2,033,950)	(4,603,746)	(3,545,895)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Distributions paid (net of stock issued under dividend reinvestment plan of
$2,567,433, $3,169,164 and $2,070,637, respectively)	(67,319,441)	(58,184,481)	(42,248,757)
Repurchase of common stock	(1,172,574)	—	—
Net cash provided by financing activities	46,727,194	176,371,975	260,676,951
Net increase (decrease) in cash and cash equivalents	5,572,249	(36,459,875)	46,898,156
Cash and cash equivalents, beginning of period	14,933,074	51,392,949	4,494,793
Cash and cash equivalents, end of period	$20,505,323	$14,933,074	$51,392,949
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$2,567,433	$3,169,164	$2,070,637
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$—	$—	$1,516,875
Securities purchased not settled	$11,343,179	$6,994,852	$—
Cash paid for interest	$17,922,935	$18,763,732	$3,368,622

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The Company's operations include the activities of its subsidiaries, TICC CLO LLC, TICC CLO 2012-1 LLC and TICC Funding, LLC. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding, LLC was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A., to replace the financing previously obtained through TICC CLO LLC. TICC CLO LLC effectively ceased operations on October 27, 2014, and the notes payable by TICC CLO LLC were repaid with borrowings under the debt facility of TICC Funding, LLC. As of year-end, TICC CLO LLC holds a few securities which are being transferred to the Company. See Note 9 Borrowings for additional information on the Company's subsidiaries and their borrowings.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Holdings, and its indirect subsidiary, TICC CLO LLC, TICC CLO 2012-1 LLC, and TICC Funding LLC. All inter-company accounts and transaction have been eliminated in consolidation.

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO LLC, TICC CLO 2012-1 LLC, and TICC Funding, LLC would be considered investment companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision making power that drives their economic performance. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its financial statements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value. At December 31, 2014 and 2013, cash and cash equivalents consisted solely of demand deposits maintained at well-capitalized financial institutions.

Restricted cash represents the cash held by the trustees of the Company's CLO and special purpose vehicle subsidiaries. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes.

INVESTMENT VALUATION

The Company fair values its investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. The most significant estimates made in the preparation of TICC’s consolidated financial statements are the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. TICC believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of December 31, 2014.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, TICC has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Syndicated Loans

In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that TICC owns may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, TICC has

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations—Debt and Equity

During the past several years, TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such marks, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by TICC’s Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of TICC’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by TICC Management. TICC Management also retains the authority to seek, on TICC’s behalf, additional third party valuations with respect to both TICC’s bilateral portfolio securities and TICC’s syndicated loan investments. TICC’s Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

INVESTMENT INCOME:

Interest Income

Interest income is recorded on an accrual basis using the contractual rate applicable to each debt investment and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. As of December 31, 2014, the fair value of TICC’s non-accrual assets was approximately $6.7 million, which comprised 0.7% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $11.6 million, which comprised approximately 1.1% of the total cost of its portfolio. As of December 31, 2013, the fair value of TICC’s non-accrual assets was approximately $5.5 million, which comprised 0.6% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $9.4 million, which comprised approximately 1.0% of the total cost of its portfolio.

Payment-In-Kind

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though TICC has not collected any cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. Original issue discount and market discounts are capitalized and amortized into income using the interest method, as applicable.

Distributions from securitization vehicles and equity investments

Distribution income on investments in equity tranches of CLO vehicles is recognized as income on the record date for each distribution to the extent that such amounts are payable by the vehicle and are expected to be collected. The amount of each distribution is determined by the respective CLO trustee. Dividend income on equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

In the event the Company determines that a CLO vehicle has been impaired, subsequent distributions are recorded as a reduction of the cost basis. The Company will consider the value of its CLO equity investment to be impaired when, after the end of the CLO's reinvestment cycle, the fair value of the investment has declined significantly and the estimated value of the remaining collateral is insufficient to repay the equity tranche in full.

Other Income

Other income includes distributions from fee letters, closing or origination fees, and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

CLO equity investment and are based upon a percentage of the collateral manager's fees, and are recorded as other income when earned. Closing or origination fees, if any, are normally paid at closing of an investment, are fully earned and non-refundable, and generally are non-recurring. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a take-out of the warehouse by a permanent CLO structure; such fees are earned and recognized when the take-out is completed.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company's financial statements. Upon early termination of debt, or a credit facility, the remaining balance of unaccreted fees related to such debt is accelerated into interest expense.

EQUITY OFFERING COSTS

Equity offering costs consist of fees and expenses incurred in connection with the registration and public offer and sale of the Company's common stock, including legal, accounting and printing fees. These costs are deferred at the time of incurrence and are subsequently charged to capital when the offering takes place or as shares are issued. Deferred costs are periodically reviewed and expensed if the related registration is no longer active.

SHARE REPURCHASES

In connection with the Company's share repurchase program, the cost of shares repurchased is charged to capital on the settlement date.

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs.

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, TICC is required to distribute at least 90% of its investment company taxable income, as defined by the Code.

Because U.S. federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For tax purposes, the cost basis of the portfolio investments at December 31, 2014 and December 31, 2013, was approximately $1,038,761,529 and $938,912,223, respectively.

CONCENTRATION OF CREDIT RISK

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the Company’s portfolio may be concentrated in a limited number of portfolio companies, which will subject the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Company to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if those sectors experience a market downturn.

NOTE 3. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at December 31, 2014 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

The Company’s assets measured at fair value on a recurring basis at December 31, 2013 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$16.9	$627.8	$644.7
Senior Unsecured Notes	0.0	0.0	5.8	5.8
CLO Debt	0.0	0.0	28.9	28.9
CLO Equity	0.0	0.0	237.1	237.1
Equity	0.0	0.0	15.1	15.1
Total	$0.0	$16.9	$914.7	$931.6

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3. FAIR VALUE – (continued)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2014 and 2013, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies		Unobservable Input		Range/Weighted Average(8)
Corporate debt investments
syndicated	$563.1	Market quotes		NBIB	(1)	70.0% – 100.3%/98.2%
	39.6	Yield Analysis		NBIB	(1)	96.2% – 99.4%/97.7%
				Discount Margin		4.10% – 7.90%/ncm	(4)
	19.0	Recent transactions		Actual trade/payoffs	(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/		NBIB	(1)	52.2% – 100.0%/68.1%
		Enterprise value		EBITDA multiples	(2)	4.25x – 6.75x/ncm	(4)
bilateral	13.8	Enterprise value	(7)	EBITDA	(2)	$2.5/ncm	(4)
				Market multiples	(2)	5.0x – 6.0x/ncm	(4)
				Discount rates (3)		N/A
CLO debt	11.3	Market quotes		NBIB (1)		82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes		NBIB (1)		20.5% – 97.1%/77.2%
	10.8	Recent transactions		Actual trade	(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow	(5)	Discount rates	(3)(5)	10.2% – 13.6%/ncm	(4)
Common stock	9.7	Enterprise value(7)/		EBITDA	(2)	$2.5 – $170.8/ncm	(4)
		Discounted cash	(5)	Market multiples	(2)	4.3x – 9.3x/ncm	(4)
		flow		Discount rates	(3)	20.0%/ncm (4)

Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3. FAIR VALUE – (continued)

(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2013	Valuation Techniques/ Methodologies		Unobservable Input	Range/Weighted Average(7)
Corporate debt investments syndicated	$619.7	Market quotes		NBIB(1)	55.0% – 102.9%/98.0%
bilateral	13.9	Enterprise value(2)		EBITDA(3)	$3.0/ncm(5)
				Market multiples(3)	5.50 – 6.50x/ncm(5)

CLO debt	28.9	Market quotes		NBIB(1)	86.3% – 93.1%/88.9%
CLO equity	237.2	Market quotes/		NBIB(1)	28.0% – 122.0%/83.3%
		net present value(6)
Other investments	15.0	Enterprise value	(2)	EBITDA(3)	$2.9 – $184.7/ncm(5)
				Market multiples(3)	3.9 – 8.6x/ncm(5)
				Discount rates(4)	20% – 35.0%/ncm(5)
Total Fair Value for Level 3 Investments	$914.7

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3. FAIR VALUE – (continued)

or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(3)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(4)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(5)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(6)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle.
(7)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	Fair value of the TICC LLC revolving credit facility is equal to the carrying amount of the Facility due to the variable interest rate and the short term maturity of the Facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3. FAIR VALUE – (continued)

A reconciliation of the fair value of investments for the year ending December 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$15.1	$914.7
Realized (losses) gains included in earnings	(5.3)	0.0	2.2	(15.4)	(1.0)	(19.5)
Unrealized (depreciation) appreciation included in earnings (1)	(13.5)	0.0	(2.7)	(26.7)	(6.1)	(49.0)
Accretion of discount	2.3	0.1	0.3	0.0	0.0	2.7
Purchases	382.4	0.0	0.0	147.4	2.0	531.8
Repayments and Sales(1)	(332.0)	(0.1)	(17.4)	(82.6)	(0.3)	(432.4)
Payment in Kind income(1)	0.6	0.6	0.0	0.0	0.0	1.2
Transfers in and/or (out) of level 3(2)	(4.6)	0.0	0.0	0.0	0.0	(4.6)
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(16.3)	$(0.1)	$(0.7)	$(35.4)	$(6.5)	$(59.0)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	For the period ended December 31, 2014, TICC determined that a previously established level-three security should be categorized as level-two due to the level of market activity at the end of the reporting period.

A reconciliation of the fair value of investments for the year ended December 31, 2013, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Subordinated Notes	Equity	Total
Balance at December 31, 2012	$485.1	$0.0	$55.6	$109.3	$0.1	$7.6	$657.7
Realized gains (losses) included in earnings	(1.9)	0.6	11.1	(0.7)	0.0	(2.7)	6.4
Unrealized (depreciation) appreciation included in earnings(1)	9.0	2.8	(7.6)	(14.7)	0.0	7.1	(3.4)
Accretion of discount	2.7	0.0	1.0	0.0	0.0	0.0	3.7
Purchases(1)	378.6	3.1	20.9	159.5	0.0	3.4	565.5
Repayments and Sales(1)	(247.3)	(1.1)	(52.1)	(16.3)	(0.1)	(0.5)	(317.4)
Payment in Kind income	1.6	0.4	0.0	0.0	0.0	0.2	2.2
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$0.0	$15.1	$914.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$6.3	$2.7	$1.4	$(10.2)	$0.0	$6.3	$6.5

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 3. FAIR VALUE – (continued)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2014 and 2013:

	2014		2013
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$697.0	70.8%	$644.7	69.2%
Senior Unsecured Notes	6.4	0.7%	5.8	0.6%
CLO Debt	11.3	1.1%	28.9	3.1%
CLO Equity	259.8	26.4%	237.1	25.5%
Subordinated Notes	—	—	—	—
Equity	9.7	1.0%	15.1	1.6%
Total	$984.2	100.0%	$931.6	100.0%

NOTE 4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2014 and December 31, 2013, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2014	December 31, 2013
Cash	$20,505,323	$14,933,074
Cash Equivalents	—	—
Total Cash and Cash Equivalents	$20,505,323	$14,933,074
Restricted Cash	$20,576,250	$32,428,248

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net increase in net assets resulting from net investment income per common share – basic:
Investment income	$65,457,844	$55,792,632	$37,177,354
Weighted average common shares outstanding – basic	58,822,732	51,073,758	37,978,693
Net increase in net assets resulting from net investment income per common share – basic	$1.11	$1.09	$0.98
Net increase in net assets resulting from net investment income per common share – diluted:
Investment income, before adjustments	$65,457,844	$55,792,632	$37,177,354
Adjustments for interest on convertible senior notes, base management fees and incentive fees	7,428,284	7,401,376	1,953,893
Investment income, as adjusted	$72,886,128	$63,194,008	$39,131,247
Weighted average common shares outstanding – basic	58,822,732	51,073,758	37,978,693
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	2,597,083
Weighted average common shares outstanding – diluted	68,855,884	61,106,910	40,575,776
Net increase in net assets resulting from net investment income per common share – diluted	$1.06	$1.03	$0.96

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 5. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net (decrease) increase in net assets resulting from operations per common share – basic:
Net (decrease) increase in net assets resulting from operations	$(3,348,400)	$58,944,734	$68,323,188
Weighted average common shares outstanding – basic	58,822,732	51,073,758	37,978,693
Net (decrease) increase in net assets resulting from operations per common share – basic	$(0.06)	$1.15	$1.80
Net (decrease) increase in net assets resulting from operations per common share – diluted:
Net (decrease) increase in net assets resulting from operations, before adjustments	$(3,348,400)	$58,944,734	$68,323,188
Adjustments for interest on convertible senior notes, deferred issuance costs and incentive fees	—	7,401,376	1,953,893
Net (decrease) increase in net assets resulting from operations, as adjusted	$(3,348,400)	$66,346,110	$70,277,081
Weighted average common shares outstanding – basic	58,822,732	51,073,758	37,978,693
Adjustments for dilutive effect of convertible notes	—	10,033,152	2,597,083
Weighted average common shares outstanding – diluted	58,822,732	61,106,910	40,575,776
Net (decrease) increase in net assets resulting from operations per common share – diluted	$(0.06)	$1.09	$1.73

Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

NOTE 6. RELATED PARTY TRANSACTIONS

Investment Advisory Fees

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

The following table represents the investment advisory fees for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment advisory fees	$21,150,190	$19,096,229	$11,222,713

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

Net Investment Income Incentive Fee

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income from securitization vehicles and equity investments and any other income (including any other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. “Pre-Incentive Fee Net Investment Income,” expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one- fourth of an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2014, 2013 and 2012 calendar year was 6.75%, 5.72% and 5.83% respectively. The current hurdle rate for the 2015 calendar year, calculated as of December 31, 2014, is 6.65%.

The following table represents the net investment income incentive fee for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net investment income incentive fee	$5,603,821	$6,580,705	$5,460,006

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consist of our realized gains for each calendar year, computed net of all realized losses and unrealized depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

Incentive fees, based upon “Pre-Incentive Fee Net Investment Income,” were approximately $5.6 million, $6.6 million and $5.5 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the years ended December 31, 2014

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

and 2013, respectively, such an accrual was not required under the terms of the Investment Advisory Agreement. For the year ended December 31, 2012, the amount calculated, and payable, under the terms of the Investment Advisory Agreement was approximately $1.6 million.

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

Capital Gains Incentive Fees

The capital gains incentive fee expense recorded under the hypothetical liquidation calculation for the years ended December 31, 2014 and 2013 resulted in an accrual reversal of approximately $3.9 million and $1.2 million, respectively. For the year ended December 31, 2012 an expense of approximately $5.5 million was recorded under the hypothetical liquidation calculation. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable for the year ending December 31, 2014 and 2013 was approximately $0 and $3.9 million, respectively.

The following table represents the capital gains incentive fee for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Capital gains incentive fee	$(3,872,853)	$(1,192,382)	$5,509,061

Administration Agreement

The Company has also entered into an administration agreement (the “Administration Agreement”) with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, chief compliance officer, controller and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor.

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners manages the business and internal affairs of TICC Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, the Company’s non-executive Chairman of the Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation.

For the periods ended December 31, 2014, 2013 and 2012, respectively, TICC incurred base investment advisory fees of approximately $21.2 million, $19.1 million and $11.2 million in accordance with the terms of the Investment Advisory Agreement and incurred approximately $1.9 million, $1.6 million and $1.2 million in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. In addition, TICC incurred approximately

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 6. RELATED PARTY TRANSACTIONS  – (continued)

$78,000, $77,000 and $69,000 for facility costs allocated under the agreement for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, respectively, approximately $5.4 million and $5.0 million of the base investment advisory fees remained payable to TICC Management. As of December 31, 2014 and December 31, 2013, compensation expense payable was $0 and $24,000, respectively.

NOTE 7. INVESTMENT INCOME

The following tables sets forth the components of investment income for the years ended December 31, 2014, 2013 and 2012, respectively:

	December 31, 2014	December 31, 2013	December 31, 2012
Interest income
Coupon interest income	$48,122,458	$47,243,122	$32,153,234
Original issue discount income	2,748,786	3,719,841	5,832,504
Payment-in-kind income	1,245,247	2,159,868	1,551,809
Discount income derived form unscheduled remittances at par	240,343	449,686	572,323
	$52,356,834	$53,572,517	$40,109,870

	December 31, 2014	December 31, 2013	December 31, 2012
Distributions from securitization vehicles and equity investments
Distributions from securitization vehicles	$59,516,739	$47,241,423	$25,755,438
Distributions from equity investments	—	—	62,041
	$59,516,739	$47,241,423	$25,817,479

	December 31, 2014	December 31, 2013	December 31, 2012
Commitment, amendment and other fee income
Fee letters	$1,263,200	$831,194	$—
Success fees	1,031,360	—	—
Loan prepayment and bond call fees	2,464,176	1,644,431	1,087,954
All other fees(1)	692,431	1,802,578	4,159,617
	$5,451,167	$4,278,203	$5,247,571

(1)	During the year ended December 31, 2012, TICC recorded approximately $3.4 million of PIK fee income in association with the exit of its investment in American Integration Technologies, LLC.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2014, 2013 and 2012, the Company received no fee income for managerial assistance.

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 8. COMMITMENTS AND CONTINGENCIES  – (continued)

As of December 31, 2014, the Company did not have any commitments to purchase additional debt or equity investments.

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

NOTE 9. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2014, the Company’s asset coverage for borrowed amounts was 202%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2014 and December 31, 2013. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2014				December 31, 2013
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO LLC 2021 Notes(1)	$—	$—		$—	$101,250	$100,041	(2)	$100,617
TICC CLO 2012-1 LLC Class A-1 2023 Notes	176,000	174,271	(2)	176,000	176,000	174,072	(2)	173,061
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,524	(2)	20,000	20,000	19,471	(2)	19,950
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,194	(2)	23,000	23,000	22,105	(2)	23,058
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,087	(2)	21,011	21,000	19,987	(2)	21,000
Sub-total TICC CLO 2012-1, LLC	240,000	236,076		240,011	240,000	235,635		237,069
TICC Funding LLC revolving credit facility(3)	150,000	150,000		150,000	—	—		—
2017 Convertible Notes	115,000	115,000		119,025	115,000	115,000		124,631
	$505,000	$501,076		$509,036	$456,250	$450,676		$462,317

(1)	On October 27, 2014, we redeemed all of the $101,250 Class A Notes issued by TICC CLO LLC on August 10, 2011. In connection with the redemption, we wrote-off approximately $1,078 of unaccreted discount. For the year ended December 31, 2014, the total discount charged to “interest expense and other debt financing expenses” was approximately $1,209.
(2)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively. As of December 31, 2013,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

the total unaccreted discount for the 2021 Notes, the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,209, $1,928, $529, $895 and $1,013, respectively.
(3)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2014 were 3.54% and 5.6 years, respectively, and as of December 31, 2013 were 3.90% and 7.7 years, respectively.

Debt Securitization

Notes Payable-TICC CLO LLC

On August 10, 2011, TICC completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which was in turn a direct subsidiary of TICC. The Class A Notes were secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. As of October 26, 2014, Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount is being amortized over the term of the notes.

On October 27, 2014, in conjunction with the revolving debt credit facility established under TICC Funding, the Company redeemed all of the $101,250,000 Class A secured notes issued by TICC CLO (see discussion on “Credit Facility,” below). The accrued interest payable at December 31, 2014 was $0 and for the year ended December 31, 2014, the amortization of discount on the issued notes was approximately $1.2 million (including the write-off of previously unaccreted discount of approximately $1.1 million) and the amortization of deferred debt issuance costs was approximately $2.3 million (including the write-off of previously unamortized costs of approximately $2.0 million). As of December 31, 2014, TICC CLO had remaining 2 investments in portfolio companies with a total fair value of approximately $5.6 million.

Effective January 1, 2014 and through January 26, 2014, the interest rate of 2.49% charged under the securitization was based on three-month LIBOR of 0.24%. Effective January 27, 2014 and through April 24, 2014, the interest rate of 2.49% charged under the securitization was based on three-month LIBOR of 0.24%. Effective April 25, 2014 and through July 24, 2014, the interest rate of 2.48% charged under the securitization was based on three-month LIBOR of 0.23%. Effective July 25, 2014 and through October 27, 2014, the interest rate of 2.48% charged under the securitization was based on the three-month LIBOR of 0.23%.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the years ended December 31, 2014, 2013 and 2012, respectively:

TICC CLO LLC	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$2,089,028	$2,592,158	$2,783,113
Amortization of deferred issuance costs	2,290,010	302,517	303,345
Note discount expense	1,208,774	158,599	171,802
Total interest expense	$5,587,812	$3,053,274	$3,258,260
Effective annualized average interest rate	6.72%	3.02%	3.21%
Cash paid for interest	$2,564,925	$2,606,865	$3,368,622

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2014 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of December 31, 2014.

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

As of December 31, 2014, there were 43 investments in portfolio companies with a total fair value of approximately $311.4 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2014, TICC had a deferred debt issuance balance of approximately $3.0 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2014, 2013 and 2012, respectively:

TICC CLO 2012-1 LLC	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$6,731,838	$5,957,008	$1,352,438
Amortization of deferred issuance costs	343,822	315,259	85,833
Note discount expense	440,659	437,171	139,386
Total interest expense	$7,516,319	$6,709,438	$1,577,657
Effective annualized average interest rate	3.13%	3.29%	3.75%
Cash paid for interest	$6,733,010	$6,693,325	$—

Effective January 1, 2014 and through February 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was 0.238%. Effective February 25, 2014 and through May 26, 2014, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.235%. Effective May 27, 2014 and through August 24, 2014, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.227%. Effective August 25, 2014 and through November 24, 2014, the interest charged under the securitization was based on the three-month LIBOR which was approximately 0.235%. Effective November 25, 2014 and through as of December 31, 2014, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.233%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2014 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2014
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98285%	175	$3,539,726	$3,538,866	$198,104
Class B-1 Notes	3.73285%	350	757,103	757,005	53,669
Class C-1 Notes	4.98285%	475	1,162,161	1,162,049	89,214
Class D-1 Notes	5.98285%	575	1,274,020	1,273,918	99,672
Total			$6,733,010	$6,731,838	$440,659

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2013 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2013
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98760%	175	$3,594,875	$3,164,054	$193,812
Class B-1 Notes	3.73760%	350	741,981	665,315	52,857
Class C-1 Notes	4.98760%	475	1,127,202	1,016,276	90,094
Class D-1 Notes	5.98760%	575	1,229,267	1,111,363	100,408
Total			$6,693,325	$5,957,008	$437,171

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2014 are as follows:

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
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2014, the Company had a deferred debt issuance balance of approximately $1.8 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the years ended December 31, 2014, 2013 and 2012, respectively:

Convertible Notes	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Stated interest expense	$8,625,000	$8,577,083	$2,269,791
Amortization of deferred issuance costs	619,025	620,882	157,006
Total interest expense	$9,244,025	$9,197,965	$2,426,797
Effective annualized average interest rate	8.04%	8.00%	8.13%
Cash paid for interest	$8,625,000	$9,463,542	$—

In certain circumstances, the Convertible Notes will be convertible into shares of TICC’s common stock at its initial conversion rate (listed below) subject to customary anti-dilution adjustments and the requirements of its indenture, at any time on or prior to the close of business on the business day immediately preceding the maturity date. The Company will in certain circumstances increase the conversion rate by a number of additional shares.

Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of December 31, 2014, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of TICC’s existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to TICC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of its subsidiaries.

Credit Facility

On October 27, 2014, TICC Funding, LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. The Company used part of the proceeds from the Facility to redeem all of the $101.25 million of Class A secured notes issued by TICC CLO on August 10, 2011. The secured notes previously issued under TICC CLO LLC were based on LIBOR for an interest period of three months plus a spread of 2.25% per annum. In connection with the redemption of the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9. BORROWINGS  – (continued)

secured notes issued by TICC CLO, the Company wrote-off approximately $3.1 million of previously unaccreted discount and unamortized costs.

The Facility is secured by a pool of loans initially consisting of loans sold by TICC CLO to TICC Funding, loans sold to and contributed by the Company to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties. The Company may sell and contribute additional loans to TICC Funding from time to time. The Company will act as the collateral manager of the loans owned by TICC Funding, and has retained a residual interest through its ownership of TICC Funding.

As of December 31, 2014, there were 46 investments in portfolio companies with a total fair value of approximately $295.6 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the 2017 Revolving Credit Facility at December 31, 2014 was approximately $477,000. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the credit facility. As of December 31, 2014, TICC had a deferred debt balance of approximately $0.9 million. This amount is being amortized and included in interest expense in the consolidated statements of operation over the term of the credit facility.

Additionally, for the year ended December 31, 2014, the amortization of deferred debt issuance costs was approximately $83,000.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the year ended December 31, 2014:

Credit Facility	Year Ended December 31, 2014
Stated interest expense	$476,740
Amortization of deferred issuance costs	83,046
Total interest expense	$559,786
Effective annualized average interest rate	2.04%
Cash paid for interest	$—

Each of TICC CLO LLC, TICC CLO 2012-1 and TICC Funding, are consolidated subsidiaries of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

NOTE 10. SUBSEQUENT EVENTS

From January 2, 2015 through January 20, 2015, an additional 315,783 shares of TICC’s common stock settled through its share repurchase program, for an aggregate cost of approximately $2.4 million at a weighted average price per share of common stock of approximately $7.56.

On February 19, 2015, the Company’s Board of Directors declared a cash dividend of $0.27 per share payable on March 31, 2015 to holders of record on March 17, 2015.

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and noted no other events that necessitate adjustments to or disclosure in the financial statements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 11. FINANCIAL HIGHLIGHTS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Per Share Data
Net asset value at beginning of period	$9.85	$9.90	$9.30	$9.85	$8.36
Net investment income(1)	1.11	1.09	0.98	0.92	0.89
Net realized and unrealized (losses) gains(2)	(1.14)	0.06	0.82	(0.47)	1.19
Total from net investment operations	(0.03)	1.15	1.80	0.45	2.08
Distributions from net investment income	(1.00)	(1.16)	(1.12)	(0.99)	(0.81)
Distributions based on weighted average share impact	(0.03)	(0.04)	(0.04)	—	—
Tax return of capital distributions	(0.16)	—	—	—	—
Total distributions(3)	(1.19)	(1.20)	(1.16)	(0.99)	(0.81)
Effect of shares issued, net of offering expenses	—	—	(0.04)	(0.01)	0.22
Effect of shares repurchased, gross	0.01	—	—	—	—
Net asset value at end of period	$8.64	$9.85	$9.90	$9.30	$9.85
Per share market value at beginning of period	$10.34	$10.12	$8.65	$11.21	$6.05
Per share market value at end of period	$7.53	$10.34	$10.12	$8.65	$11.21
Total return(4)	(17.22)%	14.68%	30.49%	(14.19)%	102.39%
Shares outstanding at end of period	60,303,769	53,400,745	41,371,286	32,818,428	31,886,367

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 11. FINANCIAL HIGHLIGHTS  – (continued)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Ratios/Supplemental Data
Net assets at end of period (000’s)	520,813	526,242	409,603	305,102	314,118
Average net assets (000’s)	560,169	506,093	363,584	318,305	243,723
Ratio of expenses to average net assets:
Expenses before incentive fees	8.95%	8.68%	6.33%	3.72%	3.22%
Net investment income incentive fees	1.00%	1.30%	1.50%	0.70%	0.58%
Capital gains incentive fees	(0.69)%	(0.24)%	1.52%	0.35%	—
Total ratio of expenses to average net assets	9.26%	9.74%	9.35%	4.77%	3.80%
Ratio of expenses, excluding interest expense, to average net assets	5.17%	6.00%	7.35%	4.38%	3.80%
Ratio of net investment income to average net assets	11.69%	11.02%	10.23%	9.42%	9.95%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized gains and losses include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan, excluding any discounts.

NOTE 12. DIVIDENDS

The following table represents the cash distributions, including dividends, dividends reinvested and returns of capital, if any, declared per share:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
February 19, 2015	March 17, 2015	March 31, 2015	$0.27
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 30, 2014	0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 12. DIVIDENDS  – (continued)

Date Declared	Record Date	Payment Date	Amount
Total (2014)			$1.16
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16

The tax character of distributions declared and paid in 2014 represented $60,189,322 from ordinary income, and $9,697,552 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2014, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees, and capital gains incentive fees, resulting in a decrease of distributions in excess of investment income of $4,335,415, a decrease of accumulated net realized losses on investments of $1,719,411, and a decrease of capital in excess of par value of $6,054,826.

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

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During 2014, 2013 and 2012, the Company issued approximately 307,624, 337,286, and 215,358 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The Company has available $43,805,188 of capital losses which can be used to offset future capital gains. Of these losses, $25,681,808 will expire in 2018, if not utilized, the amount not subject to expiration under The Act is $18,123,380. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2014, the Company has deferred such losses in the amount of $4,399,416.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 12. DIVIDENDS  – (continued)

As of December 31, 2014, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$0
Distributable long-term capital gains (capital loss carry forward)	(43,805,188)
Unrealized depreciation on investments	(54,604,191)
Other timing differences	(4,399,416)

The amounts will be finalized before filing the federal income tax return.

As of December 31, 2013, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$0
Distributable long-term capital gains (capital loss carry forward)	(26,647,308)
Unrealized depreciation on investments	(7,315,479)

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the year ended December 31, 2014, we repurchased 154,600 shares at the weighted average price of approximately $7.58 per share, inclusive of commissions. This represents a discount of approximately 12.3% of the net asset value per share at December 31, 2014. The total dollar amount of shares repurchased in this period is approximately $1.2 million, leaving a maximum of approximately $48.8 million available for future program purchases.

As of December 31, 2014, we had commitments to repurchase 143,283 shares of our common stock. Those commitments represent unsettled trades as of December 31, 2014.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2014
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$28,557,431	$30,175,723	$29,934,738	$28,656,848
Net Investment Income	12,762,549	17,520,528	17,416,580	17,758,187
Net (Decrease) Increase in Net Assets resulting from Operations	(28,482,389)	(1,261,925)	13,135,784	13,260,130
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.21	$0.29	$0.29	$0.33
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted	$0.21	$0.28	$0.27	$0.30
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic(1)	$(0.47)	$(0.02)	$0.22	$0.24

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)  – (continued)

	Year Ended December 31, 2014
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, diluted(1)(2)	$(0.47)	$(0.02)	$0.21	$0.23

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2014 due to rounding.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2014, the adjustments for the interest on convertible senior notes, base management fees, deferred issuance costs and incentive fee as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible were excluded from the quarters ended September 30, 2014 and December 31, 2014.

	Year Ended December 31, 2013
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$30,488,163	$27,448,377	$25,424,144	$21,731,459
Net Investment Income	16,946,803	12,238,709	15,955,918	10,651,203
Net Increase in Net Assets resulting from Operations	13,056,915	23,588,777	1,456,996	20,842,046
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic (1)	$0.32	$0.23	$0.30	$0.23
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted (1)	$0.30	$0.22	$0.28	$0.22
Net Increase in Net Assets resulting from Operations, per common share, basic (1)	$0.24	$0.45	$0.03	$0.46
Net Increase in Net Assets resulting from Operations, per common share, diluted(1)	$0.24	$0.41	$0.05	$0.41

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2013 due to rounding.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

provide related footnote disclosure. Amendments in this update become effective in the annual period ending after December 15, 2016, with early application permitted. The Company will evaluate the application of this pronouncement and will adopt the standard for the quarter ending March 31, 2016.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the application of this pronouncement.

NOTE 16. RISKS AND UNCERTAINTIES

The U.S. capital markets have recently experienced periods of extreme volatility and disruption. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may reoccur in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

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

There were no changes in or disagreements on accounting or financial disclosure with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, during the fiscal year ended December 31, 2014.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 95 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 96 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K (File No. 814-00638) filed December 3, 2007).
3.3	Amended and Restated Bylaws (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and State Street Bank and Trust Company (Incorporated by reference to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on November 19, 2003).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Dividend Reinvestment Plan*
10.5	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.6	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.11	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.13	Form of Credit and Security Agreement, dated as of October 27, 2014, among TICC Funding, LLC, the lenders from time to time party thereto, Citibank, N.A., The Bank of New York Mellon Trust Company, National Association, and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.14	Form of Sale, Contribution and Master Participation Agreement, dated as of October 27, 2014, by and among TICC Capital Corp. and TICC Funding, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).

10.15	Form of Collateral Administration Agreement, dated as of October 27, 2014, by and among TICC Funding, LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).
14.1	Code of Ethics (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on May 30, 2012).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization:
TICC CLO LLC – Delaware TICC CLO 2012-1 LLC — Delaware
TICC Funding, LLC – Delaware
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

c. Financial statement schedule

SCHEDULE 12-14

TICC CAPITAL CORP.

INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Income or Dividends Credited to Income(2)	Value as of December 31, 2013	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized (Loss)/Gain	Value as of December 31, 2014
CONTROL INVESTMENT:
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	Senior Secured Notes	$1,384.4	$13,900.0	$—	$(100.0)	$—	$13,800.0
	Common Stock(1)	—	2,150.0	—	—	(990.0)	1,160.0
Total Control Investment		1,384.4	16,050.0	—	(100.0)	(990.0)	14,960.0
AFFILIATED INVESTMENT:
Nextag, Inc.(5)	Senior Secured Notes	—	5,506.7	—	(9,417.4)	3,910.7	—
		—	5,506.7	—	(9,417.4)	3,910.7	—
Nextag, Inc.	Senior Secured Notes	116.7	—	2,264.7	—	(679.4)	1,585.3
	Common Stock(1)	—	—	2,004.0	—	(2,004.0)	—
		116.7	—	4,268.7	—	(2,683.4)	1,585.3
Total Affiliated Investment		116.7	5,506.7	4,268.7	(9,417.4)	1,227.3	1,585.3
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$1,501.1	$21,556.7	$4,268.7	$(9,517.4)	$237.3	$16,545.3

(1)	Common stock is non-income producing.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(3)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(4)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include approximately $4.7 million in realized losses in connection with the restructuring of our investment held in Nextag, Inc.
(5)	Represents previously held investment in Nextag, Inc. which was restructured on June 4, 2014. Our investment held in Nextag at December 31, 2013 was not deemed an affiliate and the restructuring on June 4, 2014 resulted in the status update. On October 15, 2014, TICC received $0.6 million associated with a tax refund which Nextag, Inc. received in conjunction with its 2013 loss carryback tax filing. TICC’s pro rata share of the refund was recorded as a realized gain.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: March 3, 2015	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 3, 2015	/s/ Charles M. Royce Charles M. Royce Chairman of the Board of Directors
Date: March 3, 2015	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 3, 2015	/s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer, Chief Compliance Officer and Secretary (Principal Accounting and Financial Officer)
Date: March 3, 2015	/s/ Steven P. Novak Steven P. Novak Director
Date: March 3, 2015	/s/ G. Peter O’Brien G. Peter O’Brien Director
Date: March 3, 2015	/s/ Tonia L. Pankopf Tonia L. Pankopf Director