Form 10-Q
period 2015-03-31
TICC Capital Corp.
filed 2015-05-11
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 8, 2015 was 59,987,986.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Non-affiliated/non-control investments (cost: $988,270,048 @ 3/31/15; $999,433,538 @12/31/14)	$968,954,448	$967,612,035
Affiliated investments (cost: $7,340,200 @ 3/31/15; $4,268,722 @ 12/31/14)	7,340,003	1,585,303
Control investments (cost: $16,750,000 3/31/15; $16,800,000 @ 12/31/14)	14,910,000	14,960,000
Total investments at fair value (cost: $1,012,360,248 @ 3/31/15; $1,020,502,260 @ 12/31/14)	991,204,451	984,157,338
Cash and cash equivalents	15,972,044	20,505,323
Restricted cash	26,019,640	20,576,250
Deferred debt issuance costs	5,317,720	5,669,747
Interest and distributions receivable	16,075,476	11,442,289
Securities sold not settled	4,357,812	—
Due from affiliates	2,372,564	—
Other assets	229,858	290,245
Total assets	$1,061,549,565	$1,042,641,192
LIABILITIES
Accrued interest payable	$4,904,100	$2,596,564
Investment advisory fee payable to affiliate	5,328,452	6,183,486
Securities purchased not settled	26,167,597	11,343,179
Accrued expenses	914,093	629,127
Credit facility	150,000,000	150,000,000
Notes payable – TICC CLO 2012-1 LLC, net of discount	236,184,827	236,075,775
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	538,499,069	521,828,131
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 59,987,986 and 60,303,769 shares issued and outstanding, respectively	599,880	603,038
Capital in excess of par value	620,635,767	623,018,818
Net unrealized depreciation on investments	(21,155,797)	(36,344,922)
Accumulated net realized losses on investments	(69,885,114)	(63,212,472)
Distributions in excess of investment income	(7,144,240)	(3,251,401)
Total net assets	523,050,496	520,813,061
Total liabilities and net assets	$1,061,549,565	$1,042,641,192
Net asset value per common share	$8.72	$8.64

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019(4)(5)(6)(10)(15)		$6,533,333	$6,510,018	$6,488,449
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(16)		13,750,000	13,750,000	13,750,000
Albertson’s LLC	grocery
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(9)(10)(17)		17,000,000	17,029,595	17,148,750
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due November 01, 2019(4)(5)(6)(9)(10)(15)		6,947,618	6,933,992	6,978,049
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(9)(10)(14)(17)		14,886,284	14,844,739	14,942,108
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(17)		14,000,000	14,005,665	14,070,000
Ascensus, Inc.	financial intermediaries
senior secured notes, LIBOR + 4.00% (1.00% floor) due December 02, 2019(4)(5)(6)(10)(15)		9,378,775	9,390,133	9,367,052
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due December 2, 2020(4)(5)(9)(15)		2,000,000	1,974,930	1,994,160
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(9)(10)(15)		18,544,444	18,255,819	18,359,000
Blue Coat System, Inc.	software
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(9)(15)		10,000,000	9,919,084	10,187,500
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(9)(15)		4,763,889	4,779,388	4,656,701
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(17)		13,965,000	14,022,273	13,895,175
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(15)		15,880,000	15,826,544	15,800,600
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,972,174	2,940,000
CRCI Holdings, Inc.	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(9)(10)(16)(17)		9,872,500	9,843,116	9,773,775

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Crowne Group, LLC	auto parts manufacturer
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due July 10, 2019(4)(10)(15)		$5,711,898	$5,711,898	$5,640,499
CT Technologies Intermediate	healthcare
first lien senior secured notes, LIBOR + 5.00%, (1.00% floor) due December 01, 2021(4)(5)(6)(9)(17)		8,977,500	8,948,646	9,044,831
Deltek Systems, Inc.	enterprise software
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due October 10, 2018(4)(5)(6)(10)(15)		2,550,477	2,537,086	2,563,229
second lien senior secured notes, LIBOR + 8.75% (1.25% floor) due October 10, 2019(4)(5)(9)(15)		10,000,000	9,905,800	10,100,000
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, PRIME + 3.50% (1.00% floor) due May 17, 2018(4)(5)(6)(9)(10)		6,419,864	6,371,301	4,451,084
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 04, 2018(4)(5)(6)(10)(17)		3,035,078	3,043,908	3,019,903
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(9)(10)(17)		13,982,241	13,779,909	13,859,896
First Data Corporation	financial intermediaries
first lien senior secured notes, (LIBOR + 4.00%) due March 24, 2021(4)(5)(9)(10)(17)		16,050,721	16,009,229	16,151,038
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(9)(10)(15)		17,281,250	17,215,082	17,151,641
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(9)(15)		6,064,668	6,041,474	5,976,730
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,868,897	12,691,250
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 4.50 (1.00% floor) due June 28, 2019(4)(5)(6)(9)(10)(14)(15)		14,812,500	14,695,985	14,627,344
second lien senior secured notes LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(14)(15)		15,000,000	14,815,751	14,737,500
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		6,600,000	6,485,739	5,940,000
Immucor, Inc.	healthcare
senior secured term B notes, LIBOR + 3.75% (1.25% floor) due August 19, 2018(4)(5)(6)(9)(15)		4,343,931	4,251,512	4,357,528
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due February 22, 2019(4)(5)(6)(9)(10)(15)		10,315,172	10,278,679	10,292,582
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 22, 2020(4)(5)(9)(10)(15)		8,850,000	8,894,593	8,778,138
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 8.50% (1.50% floor) due October 16, 2017(4)(5)(6)(9)(10)(15)		18,839,862	18,393,085	18,745,663

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Knowledge Universe Education	education
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due March 18, 2021(4)(5)(6)(9)(10)(15)		$14,909,774	$14,985,366	$15,033,972
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due March 08, 2018(4)(5)(6)(9)(10)(14)(17)		16,451,109	16,452,764	16,512,801
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(9)(10)(15)		17,870,000	17,743,855	17,814,246
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 29, 2020(4)(5)(6)(9)(10)(15)		12,686,250	12,582,352	12,622,819
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due October 01, 2019(4)(5)(6)(9)(10)(18)		15,800,600	15,710,040	15,042,171
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due September 29, 2020(4)(5)(6)(9)(10)(18)		15,306,250	15,275,037	15,382,781
Petco Animal Supplies, Inc.	retail
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due November 24, 2017(4)(5)(6)(9)(15)		5,968,831	5,929,789	5,968,831
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due March 11, 2022(4)(5)(9)(10)(17)		6,000,000	6,025,055	6,052,500
ProQuest LLC	education
senior secured notes, LIBOR + 4.25% (1.00% floor) due October 24, 2021(4)(5)(9)(17)		5,985,000	6,021,081	5,990,626
RBS Holding Company	printing and publishing
second lien senior secured notes, LIBOR + 6.75% (1.50% floor) cash 1.25% PIK due March 23, 2017(3)(4)(5)(6)(15)		22,744,776	12,959,428	17,217,795
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.25% (1.00% floor) due January 31, 2020(4)(5)(6)(10)(15)		9,180,000	9,096,491	9,088,200
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics
first lien senior secured notes, LIBOR + 5.75% (1.25% floor) due December 07, 2018(4)(5)(6)(9)(17)		3,388,942	3,365,139	3,405,887
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(9)(15)		5,929,908	5,885,991	5,831,056
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,373,415	6,297,600
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due February 08, 2019(4)(5)(6)(9)(10)(17)		14,347,819	14,359,488	14,347,819
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(6)(9)(10)(17)		19,500,000	19,153,758	19,548,750

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(9)(10)(14)(17)		$17,887,500	$17,381,493	$17,395,594
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(17)		15,000,000	14,433,504	14,400,000
STG-Fairway Acquistions	business services
first lien senior secured notes, LIBOR + 5.00% (1.25% floor) due February 28, 2019(4)(5)(6)(9)(10)(15)		9,187,597	9,122,051	9,130,175
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(17)		17,879,167	17,727,426	17,759,913
Symphony Teleca Services Inc.	business services	15,800,000	15,651,866	15,642,000
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due August 07, 2019(4)(5)(6)(9)(10)(17)
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(17)		8,000,000	7,966,985	7,960,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(15)		9,875,000	9,798,356	9,714,531
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(9)(10)(15)		15,960,000	15,805,814	15,920,100
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(15)		15,000,000	14,750,070	15,037,500
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,599,167	2,599,167
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(9)(10)(15)		9,975,000	9,877,835	9,943,878
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 30, 2017(4)(5)(6)(9)(15)		6,191,482	6,211,200	6,185,291
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(17)		4,878,324	4,840,500	4,853,932
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(17)		10,000,000	9,964,953	9,850,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(15)		5,399,863	5,388,032	5,393,113
Total Senior Secured Notes			$683,744,345	$686,423,223	131.2%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing
senior unsecured PIK notes Cash 0.00%/10.00% PIK, due March 08, 2023(3)(5)(6)(14)		$6,509,932	$3,914,705	$6,405,773
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		535,259	529,033	528,836
Total Senior Unsecured Notes			$4,443,738	$6,934,609	1.3%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.05% due May 10, 2025(4)(5)(11)(12)(15)		$4,500,000	$3,945,916	$3,714,750
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.40% due April 18, 2025(4)(5)(11)(12)(15)		3,000,000	2,604,566	2,572,500
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		3,000,000	2,750,389	2,529,300
Total Collateralized Loan Obligation – Debt Investments			$9,300,871	$8,816,550	1.7%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.47% due September 20, 2023(11)(12)(19)		$5,000,000	$3,884,658	$3,750,000
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.12% due October 30, 2023(11)(12)(19)		6,000,000	3,703,604	3,900,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.66% due May 10, 2025(11)(12)(19)		12,921,429	9,637,512	9,045,000
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 8.80% due January 17, 2024(11)(12)(19)		15,500,000	12,359,805	10,850,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 11.47% due April 15, 2025(11)(12)(19)		22,750,000	17,631,007	14,288,102
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 15.16% due April 17, 2026(11)(12)(19)		12,750,000	10,838,908	10,485,722
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.05% due July 15, 2024(11)(12)(19)		23,450,000	24,236,824	21,892,084
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.98% due April 18, 2025(11)(12)(19)		10,125,000	8,375,707	7,738,110
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.48% due October 15, 2026(11)(12)(19)		25,784,000	20,366,222	20,699,233

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Carlyle Global Market Strategies CLO 2014-1, Ltd.	structured finance
CLO income notes, estimated yield 13.87% due April 17, 2025(11)(12)(19)		$5,000,000	$3,824,434	$3,781,663
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 1.98% due December 20, 2023(11)(12)(19)		22,000,000	19,045,757	13,420,000
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 8.99% due January 27, 2025(11)(12)(19)		10,000,000	9,365,917	8,000,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.85% due March 9, 2025(11)(12)(19)		18,750,000	15,368,329	14,625,000
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.70% due August 14, 2024(11)(12)(19)		10,500,000	7,503,018	7,481,250
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 15.31% due December 20, 2024(11)(12)(19)		7,500,000	6,418,508	6,750,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 16.18% due October 18, 2026(11)(12)(19)		5,000,000	4,588,585	4,550,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.53% due October 20, 2025(11)(12)(19)		14,000,000	13,004,447	11,749,714
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 15.15% due January 17, 2027(11)(12)(19)		8,000,000	6,639,158	6,640,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.29% due October 15, 2023(11)(12)(19)		14,217,000	12,246,988	10,006,987
MidOcean Credit CLO IV	structured finance
CLO income notes, estimated yield 21.40% due April 15, 2027(11)(12)(19)		9,500,000	7,840,668	8,170,000
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 12.52% due April 18, 2025(11)(12)(19)		15,000,000	13,147,610	10,958,757
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	561,463
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 13.36% due June 2, 2025(11)(12)(19)		20,000,000	15,649,366	15,000,000
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes, estimated yield (18.37)% due August 27, 2020(11)(12)(19)		10,100,000	4,325,203	2,020,000
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.83% due April 15, 2025(11)(12)(19)		13,407,500	12,550,812	10,186,894

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.44% due January 13, 2025(11)(12)(19)		$21,500,000	$19,765,934	$17,316,994
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.61% due January 17, 2024(11)(12)(19)		12,666,666	11,159,248	10,259,998
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.82% due April 17, 2015(11)(12)(19)		10,500,000	9,043,424	7,531,282
CLO equity side letter investments(11)(12)(13)	structured finance	—	—	3,443,896
Total Collateralized Loan Obligation – Equity Investments			$302,521,653	$275,102,149	52.6%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		100	$3,000,000	$1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)		775,846	1,712,397	4,258,112
Merrill Communications, LLC	printing and publishing
common equity(7)(14)		728,442	3,425,244	4,297,808
Unitek Global Services	retail
common equity(7)(10)		815,266	535,000	535,000
Total Common Stock			$8,672,641	$10,250,920	2.0%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	3,677,000	3,677,000
Total Preferred Equity			$3,677,000	$3,677,000	0.7%
Total Investments			$1,012,360,248	$991,204,451	189.5%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $29,789,967 of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $7,933,454; aggregate gross unrealized depreciation for federal income tax purposes is $57,679,573. Net unrealized depreciation is $49,746,119 based upon a tax cost basis of $1,040,950,570.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2015
(Unaudited)

(9)	All or a portion of this investment represents collateral under the TICC Funding LLC. revolving credit agreement.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019(4)(5)(6)(10)(16)		$6,541,775	$6,517,166	$6,378,231
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(10)(17)		13,800,000	13,800,000	13,800,000
Albertson’s LLC	grocery
first lien senior secured notes, 4.50% due April 14, 2021(4)(5)(9)(10)		13,000,000	13,009,539	12,986,480
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due November 01, 2019(4)(5)(9)(10)(18)		4,991,646	4,971,679	4,972,927
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(9)(10)(14)(18)		14,923,753	14,877,921	14,874,057
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,005,937	13,982,500
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due October 01, 2019(4)(5)(6)(9)(10)(19)		15,840,300	15,746,596	15,048,285
Ascensus, Inc.	financial intermediaries
senior secured notes, LIBOR + 4.00% (1.00% floor) due December 02, 2019(4)(5)(6)(10)(16)		9,402,519	9,415,372	9,320,247
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due December 2, 2020(4)(5)(9)(16)		2,000,000	1,974,098	1,976,260
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(9)(10)(16)		15,544,444	15,270,572	15,233,555
Blue Coat System, Inc.	software
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due May 31, 2019(4)(5)(6)(9)(16)		3,979,856	3,996,178	3,832,601
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(6)(9)(16)		15,000,000	14,874,235	14,625,000
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(9)(16)		4,776,389	4,791,903	4,636,106
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(18)		13,965,000	14,024,103	13,877,719
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(16)		15,920,000	15,864,439	15,840,400
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(19)		3,000,000	2,971,530	2,910,000
CRCI Holdings, Inc.	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(9)(10)(16)		9,897,500	9,866,707	9,610,473

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
CT Technologies Intermediate	healthcare
first lien senior secured notes, LIBOR + 5.00%, (1.00% floor) due December 01, 2021(4)(5)(9)(18)		$9,000,000	$8,969,867	$8,932,500
Deltek Systems, Inc.	enterprise software
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due October 10, 2018(4)(5)(6)(9)(16)		4,557,000	4,534,433	4,500,038
second lien senior secured notes, LIBOR + 8.75% (1.25% floor) due October 10, 2019(4)(5)(6)(10)(16)		10,000,000	9,899,125	10,025,000
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due May 17, 2018(4)(5)(6)(9)(10)(16)		6,508,724	6,455,462	5,272,066
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 04, 2018(4)(5)(6)(9)(10)(18)		3,035,078	3,044,185	3,002,845
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(9)(10)(18)		13,982,241	13,766,556	13,860,036
First Data Corporation	financial intermediaries
first lien senior secured notes, (LIBOR + 4.00%) due March 24, 2021(4)(5)(9)(10)(18)		16,050,721	16,007,723	15,797,601
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(9)(10)(16)		17,325,000	17,255,320	17,065,125
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(9)(16)		6,081,329	6,057,284	6,010,360
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(6)(10)(16)		13,000,000	12,862,984	12,685,790
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 4.50 (1.00% floor) due June 28, 2019(4)(5)(6)(9)(10)(14)(16)		14,812,500	14,688,520	14,590,313
second lien senior secured notes LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(14)(16)		15,000,000	14,809,418	14,775,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(18)		6,800,000	6,682,947	6,120,000
Immucor, Inc.	healthcare
senior secured term B notes, LIBOR + 3.75% (1.25% floor) due August 19, 2018(4)(5)(6)(9)(16)		4,355,040	4,257,926	4,291,064
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due February 22, 2019(4)(5)(6)(9)(10)(16)		10,341,486	10,302,601	10,037,757
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 22, 2020(4)(5)(9)(10)(16)		8,850,000	8,896,162	8,772,563
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 8.50% (1.25% floor) due October 16, 2017(4)(5)(6)(9)(10)(16)		20,682,892	20,152,560	20,579,478

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Knowledge Universe Education	education
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due March 18, 2021(4)(5)(6)(9)(10)(16)		$10,947,425	$10,982,820	$10,920,056
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due March 08, 2018(4)(5)(6)(10)(14)(18)		17,083,900	17,084,727	16,955,771
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(9)(10)(16)		17,915,000	17,784,542	17,803,031
Nextag, Inc.	retail
senior secured notes, Cash 0.00%/9.25% PIK, due June 04, 2019(3)(10)		2,264,719	2,264,720	1,585,303
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 29, 2020(4)(5)(6)(9)(10)(16)		12,718,125	12,610,453	12,654,534
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due September 29, 2020(4)(5)(6)(9)(10)(19)		15,403,125	15,367,784	15,383,871
Petco Animal Supplies, Inc.	retail
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due November 24, 2017(4)(5)(6)(9)(16)		5,984,416	5,941,589	5,907,097
Presidio IS Corp.	business services
senior secured notes, LIBOR + 4.00% (1.00% floor) due March 31, 2017(4)(5)(6)(9)(10)(18)		8,331,082	8,315,126	8,305,091
ProQuest LLC	education
senior secured notes, LIBOR + 4.25% (1.00% floor) due October 24, 2021(4)(5)(9)(20)		6,000,000	6,037,262	5,940,000
RBS Holding Company	printing and publishing
second lien senior secured notes, LIBOR + 6.75% (1.50% floor) cash 1.25% PIK due March 23, 2017(3)(4)(5)(6)(16)		22,731,656	12,520,134	15,502,989
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.25% (1.00% floor) due January 31, 2020(4)(5)(6)(10)(16)		9,300,000	9,213,403	9,207,000
Safenet, Inc.	software
first lien senior secured notes PRIME + 3.5% due March 05, 2020(4)(5)(6)(9)(10)		9,925,000	9,837,828	9,925,000
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics
first lien senior secured notes, LIBOR + 5.75% (1.25% floor) due December 07, 2018(4)(5)(6)(9)(18)		3,388,942	3,363,761	3,388,942
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(9)(16)		5,944,956	5,898,190	5,858,754
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(16)		6,400,000	6,370,703	6,272,000
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due February 08, 2019(4)(5)(6)(9)(10)(18)		14,384,593	14,397,006	14,231,829

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(9)(10)(18)		$20,000,000	$19,640,149	$19,768,800
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(9)(10)(14)(18)		18,000,000	17,471,194	17,460,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(18)		15,000,000	14,405,564	14,287,500
STG-Fairway Acquistions	business services
first lien senior secured notes, LIBOR + 5.00% (1.25% floor) due February 28, 2019(4)(5)(6)(9)(10)(16)		9,211,018	9,141,920	9,038,311
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(18)		19,075,000	18,909,604	18,939,949
Symphony Teleca Services Inc.	business services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due August 07, 2019(4)(5)(9)(10)(18)		16,000,000	15,847,256	15,840,000
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(18)		8,000,000	7,962,890	7,952,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(16)		9,900,000	9,816,492	9,603,000
Total Merchant Services, Inc.	financial intermediary
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(9)(10)(16)		16,000,000	15,840,699	15,840,000
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(16)		15,200,000	14,934,118	15,124,000
Unitek Global Services, Inc.	IT consulting
tranche B term loan, LIBOR + 13.50%, (1.50% floor) Cash 0.00%/PIK 15.00% due April 15, 2018)(3)(4)(5)(6)(10)(15)(18)		12,772,315	11,608,604	6,667,148
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(9)(10)(18)		10,000,000	9,900,312	9,779,200
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 30, 2017(4)(5)(6)(9)(16)		6,207,712	6,227,876	6,139,427
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(18)		5,248,096	5,202,145	5,195,615
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(18)		10,000,000	9,958,342	9,600,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(18)		5,878,332	5,863,887	5,654,955
Total Senior Secured Notes			$705,342,148	$696,953,550	133.8%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing
senior unsecured PIK notes Cash 0.00%/10.00% PIK, due March 08, 2023(3)(5)(6)(14)		$6,351,153	$3,724,816	$6,351,153
Total Senior Unsecured Notes			$3,724,816	$6,351,153	1.2%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.05% due May 10, 2025(4)(5)(11)(12)(16)		4,500,000	3,936,123	3,701,250
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.40% due April 18, 2025(4)(5)(11)(12)(16)		6,000,000	5,183,376	5,122,200
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(16)		3,000,000	2,744,951	2,521,200
Total Collateralized Loan Obligation – Debt Investments			$11,864,450	$11,344,650	2.2%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes due September 20, 2023(11)(12)(19)		5,000,000	4,050,000	3,800,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes due May 10, 2025(11)(12)(19)		12,921,429	9,949,500	9,303,429
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes due January 17, 2024(11)(12)(19)		15,500,000	12,620,875	10,850,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes due April 15, 2025(11)(12)(19)		22,750,000	18,295,625	15,479,495
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes due April 17, 2026(11)(12)(19)		12,750,000	11,156,250	10,784,314
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes due July 15, 2024(11)(12)(19)		23,450,000	24,704,625	22,760,050
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes due April 18, 2025(11)(12)(19)		10,125,000	7,955,000	7,848,089
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes due October 15, 2026(11)(12)(19)		25,784,000	22,689,920	21,916,400
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes due December 20, 2023(11)(12)(19)		22,000,000	20,075,000	14,520,000
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes due January 27, 2025(11)(12)(19)		10,000,000	9,750,000	8,300,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes due March 9, 2025(11)(12)(19)		18,750,000	15,631,250	14,062,500
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes due December 20, 2024(11)(12)(19)		7,500,000	6,750,000	7,200,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes due October 18, 2026(11)(12)		5,000,000	4,412,500	4,412,500
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes due October 20, 2025(11)(12)(19)		14,000,000	13,272,000	11,343,930

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes due January 17, 2027(11)(12)(19)		8,000,000	6,400,000	6,400,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes due October 15, 2023(11)(12)(19)		14,217,000	12,644,215	10,750,460
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes due April 18, 2025(11)(12)(19)		15,000,000	13,473,000	11,729,070
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	570,082
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes due June 2, 2025(11)(12)(19)		20,000,000	16,400,000	15,400,000
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes due August 27, 2020(11)(12)(13)		10,100,000	4,543,935	2,070,500
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes due April 15, 2025(11)(12)(19)		13,407,500	13,073,425	10,496,657
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes due January 13, 2025(11)(12)(19)		21,500,000	20,573,750	17,688,284
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes due January 17, 2024(11)(12)(19)		12,666,666	11,558,333	10,639,999
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes due April 17, 2015(11)(12)(19)		10,500,000	9,450,000	7,671,510
Other CLO equity related investments	structured finance
CLO other(11)(12)(13)		—	—	3,816,649
Total Collateralized Loan Obligation — Equity Investments			$289,429,203	$259,813,918	49.9%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		100	3,000,000	1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)		775,846	1,712,397	4,258,112
Merrill Communications, LLC	printing and publishing
common equity(7)(14)		728,442	3,425,244	4,275,955
Nextag, Inc.	retail
common equity(7)		11,226,123	2,004,002	—
Total Common Stock Investments			$10,141,643	$9,694,067	1.9%
Warrants
Unitek Global Services, Inc.	IT consulting
warrants to purchase common stock(7)(10)		309,080	—	—
Total Warrants			$—	$—	0.0%
Total Investments(8)			$1,020,502,260	$984,157,338	189.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Nextag, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$12,820,897	$12,658,228
Income from securitization vehicles and investments	8,163,181	15,051,235
Commitment, amendment fee and other income	372,617	605,619
Total investment income from non-affiliated/non-control investments	21,356,695	28,315,082
From affiliated investments:
Interest income – debt investments	47,449	—
Total investment income from affiliated investments	47,449	—
From control investments:
Interest income – debt investments	338,857	341,766
Total investment income from control investments	338,857	341,766
Total investment income	21,743,001	28,656,848
EXPENSES
Compensation expense	479,653	415,203
Investment advisory fees	5,010,243	4,956,646
Professional fees	605,852	730,438
Interest expense and other debt financing expenses	4,942,358	4,907,648
General and administrative	455,333	392,678
Total expenses before incentive fees	11,493,439	11,402,613
Net investment income incentive fees	(2,054,355)	1,674,779
Capital gains incentive fees	—	(2,178,731)
Total incentive fees	(2,054,355)	(503,952)
Total expenses	9,439,084	10,898,661
Net investment income	12,303,917	17,758,187
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	7,564,250	(2,851,095)
Affiliated investments	7,624,875	—
Control investments	—	(740,000)
Total net change in unrealized appreciation/depreciation on investments	15,189,125	(3,591,095)
Net realized gains/(losses) on investments
Non-Affiliated/non-control investments	89,686	(906,962)
Affiliated investments	(6,762,328)	—
Total net realized gains/(losses) on investments	(6,672,642)	(906,962)
Net increase in net assets resulting from operations	$20,820,400	$13,260,130
Net increase in net assets resulting from net investment income per common share:
Basic	$0.21	$0.33
Diluted	$0.20	$0.30
Net increase in net assets resulting from operations per common share:
Basic	$0.35	$0.24
Diluted	$0.32	$0.23
Weighted average shares of common stock outstanding:
Basic	60,017,042	54,376,444
Diluted	70,050,194	64,409,596
Distributions declared per share	$0.27	$0.29

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Increase (decrease) in net assets from operations:
Net investment income	$12,303,917	$65,457,844
Net realized losses on investments	(6,672,642)	(19,492,649)
Net change in unrealized appreciation/depreciation on investments	15,189,125	(49,313,595)
Net increase (decrease) in net assets resulting from operations	20,820,400	(3,348,400)
Distributions to shareholders
Distributions from net investment income	(16,196,756)	(60,189,322)
Tax return of capital distributions	—	(9,697,552)
Total distributions to shareholders	(16,196,756)	(69,886,874)
Capital share transactions:
Issuance of common stock (net of offering costs of $0 and $2,033,950, respectively)	—	66,411,050
Repurchase of common stock	(2,386,209)	(1,172,574)
Reinvestment of distributions	—	2,567,433
Net (decrease) increase in net assets from capital share transactions	(2,386,209)	67,805,909
Total increase (decrease) in net assets	2,237,435	(5,429,365)
Net assets at beginning of period	520,813,061	526,242,426
Net assets at end of period (including over distributed net investment income of $7,144,240 and $3,251,401, respectively)	$523,050,496	$520,813,061
Capital share activity:
Shares sold	—	6,750,000
Shares repurchased	(315,783)	(154,600)
Shares issued from reinvestment of distributions	—	307,624
Net change in capital share activity	(315,783)	6,903,024

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$20,820,400	$13,260,130
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(8,934,206)	(711,899)
Accretion of discount on notes payable and deferred debt issuance costs	461,453	459,570
Increase in investments due to PIK	(246,244)	(334,662)
Purchases of investments	(37,409,429)	(54,514,123)
Repayments of principal and reductions to investment cost value	45,004,183	34,311,755
Proceeds from the sale of investments	13,521,298	21,106,180
Net realized losses on investments	6,672,642	906,962
Net change in unrealized appreciation/depreciation on investments	(15,189,125)	3,591,095
(Increase) decrease in interest and distributions receivable	(4,633,187)	639,902
Increase in due from affiliates	(2,372,564)	—
Decrease (increase) in other assets	60,387	(27,802)
Increase in accrued interest payable	2,307,536	2,090,714
Decrease in investment advisory fee payable	(855,034)	(513,054)
Decrease in accrued capital gains incentive fee	—	(2,178,732)
Increase in accrued expenses	284,966	473,325
Net cash provided by operating activities	19,493,076	18,559,361
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(5,443,390)	(8,524,359)
Net cash used by investing activities	(5,443,390)	(8,524,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	68,445,000
Offering expenses from the issuance of common stock	—	(1,978,646)
Distributions paid (net of stock issued under dividend reinvestment plan of $0 and $584,203, respectively)	(16,196,756)	(16,859,513)
Repurchase of common stock	(2,386,209)	—
Net cash (used) provided by financing activities	(18,582,965)	49,606,841
Net (decrease) increase in cash and cash equivalents	(4,533,279)	59,641,843
Cash and cash equivalents, beginning of period	20,505,323	14,933,074
Cash and cash equivalents, end of period	$15,972,044	$74,574,917
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$—	$584,203
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$4,357,812	$—
Securities purchased not settled	$26,167,597	$39,511,310
Cash paid for interest	$2,173,332	$2,357,363

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).

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

The Company’s operations include the activities of its its wholly-owned subsidiary, TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), and its indirect subsidiaries, TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”). These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A., to replace the financing previously obtained through TICC CLO. TICC CLO effectively ceased operations on October 27, 2014, and the notes payable by TICC CLO were repaid with borrowings under the debt facility of TICC Funding. See “Note 7. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

NOTE 3. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME

During the first quarter of 2015, the Company identified a non-material error in its accounting for income from Collateralized Loan Obligation (“CLO”) equity investments. The Company had recorded income from its CLO equity investments using the dividend recognition model as described in ASC 946-320; specifically, dividends were recognized on the applicable record date, subject to estimation and collectability, with a reduction to cost basis in those instances where the Company believed that a return of capital had occurred. The Company has determined that the appropriate method for recording investment income on CLO equity investments is the effective yield method as described in ASC 325-40. This method requires the calculation of an effective yield to expected maturity based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 3. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME – (continued)

The difference between the two methods resulted in an income reclassification error which would generally have resulted in a decrease in total investment income with a corresponding and offsetting increase to net change in unrealized appreciation/depreciation on investments and net realized gains/losses on investments. The Company quantified this error and assessed it in accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this assessment, the Company concluded that the error in income classification did not have a material impact on the Company’s previously filed consolidated financial statements.

As a result of this misclassification of income, net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through 2014 and, as a result, total net assets as of December 31, 2014 were understated by the same amount, approximately $0.04 per share. The Company also considered this indirect impact of the error in classification, concluded that the error was not material to the Company’s previously filed consolidated financial statements. The error was corrected by an out-of-period adjustment in the first quarter of 2015, reducing net investment income incentive fees by approximately $2.4 million and recognizing a corresponding “due from affiliate” of $2.4 million. For the quarter ended March 31, 2015, the adjustment had the effect of increasing net assets and net increase in net assets resulting from net investment income by $2.4 million or approximately $0.04 per share (basic). On a fully diluted basis, the net increase in net assets resulting from net investment income increased by approximately $0.03 per share. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Holdings, and its indirect subsidiaries, TICC CLO, TICC CLO 2012-1 and TICC Funding. All inter-company accounts and transaction have been eliminated in consolidation.

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO, TICC CLO 2012-1 and TICC Funding would be considered investment

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision making power that drives their economic performance. Accordingly, the Company consolidates the results of the Company’s wholly-owned subsidiaries in its financial statements.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value. At March 31, 2015 and December 31, 2014, cash and cash equivalents consisted solely of demand deposits.

Restricted cash represents the cash held by the trustees of the Company’s CLO and special purpose vehicle subsidiaries. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes.

INVESTMENT VALUATION

The Company fair values its investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. An estimate made in the preparation of TICC’s consolidated financial statements is the valuation of investments, as well as the related amounts of unrealized appreciation and depreciation of investments recorded. TICC believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of March 31, 2015.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Collateralized Loan Obligations — Debt and Equity

During the past several years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgement, are likely to remain current. As of March 31, 2015, the Company had no non-accrual assets held in its portfolio. As of March 31, 2014, the fair value of TICC’s non-accrual assets was approximately $3.5 million, which comprised 0.4% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $9.4 million, which comprised approximately 1.0% of the total cost of its portfolio.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

Payment-In-Kind

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To maintain its status as a RIC, this income must be paid out to stockholders in the form of dividends, even though TICC has not collected any cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. Original issue discount and market discounts are capitalized and amortized into income using the interest method, as applicable.

Other Income

Other income includes distributions from fee letters, closing or origination fees, and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. Closing or origination fees, if any, are normally paid at closing of an investment, are fully earned and non-refundable, and generally are non-recurring. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a take-out of the warehouse by a permanent CLO structure; such fees are earned and recognized when the take-out is completed.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s financial statements. Upon early termination of debt, or a credit facility, the remaining balance of unaccreted fees related to such debt is accelerated into interest expense.

EQUITY OFFERING COSTS

Equity offering costs consist of fees and expenses incurred in connection with the registration and public offer and sale of the Company’s common stock, including legal, accounting and printing fees. These costs are deferred at the time of incurrence and are subsequently charged to capital when the offering takes place or as shares are issued. Deferred costs are periodically reviewed and expensed if the related registration is no longer active.

SHARE REPURCHASES

In connection with the Company’s share repurchase program, the cost of shares repurchased is charged to capital on the settlement date.

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

For tax purposes, the cost basis of the portfolio investments at March 31, 2015 and December 31, 2014, was approximately $1,040,950,570 and $1,038,761,529, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at March 31, 2015 were as follow:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$0.0	$50.0	$636.5	$686.5
Senior Unsecured Notes	0.0	0.0	6.9	6.9
CLO Debt	0.0	0.0	8.8	8.8
CLO Equity	0.0	0.0	275.1	275.1
Equity	0.0	0.0	13.9	13.9
Total	$0.0	$50.0	$941.2	$991.2

The Company’s assets measured at fair value on a recurring basis at December 31, 2014 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2015 and December 31, 2014, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of March 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$568.7	Market quotes	NBIB(1)	69.3% – 101.9%/99.0%
	15.0	Yield Analysis	NBIB(1) Discount Margin	95.2% 7.63%/ncm(4)
	2.6	Recent transactions	Actual trade/payoff(6)	100.5%
	43.3	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	75.7% – 100.4%/88.5% 4.25x – 6.00x/ncm(4)

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5. FAIR VALUE  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of March 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
bilateral	13.8	Enterprise value(7)	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	8.8	Market quotes	NBIB(1)	82.6% – 85.8%/84.0%
CLO equity	255.9	Market quotes	NBIB(1)	20.0% – 93.4%/75.0%
	15.2	Recent transactions	Actual trade(6)	71.3% – 76.4%/73.8%
	4.0	Discounted cash flow(5)	Discount rate(3)(5)	8.6% – 14.2%/ncm(4)
Equity Shares	13.9	Enterprise value(7)/ Discounted cash flow	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $175.8/ncm(4) 4.3x – 9.4x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$941.2

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5. FAIR VALUE  – (continued)

the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$563.1	Market quotes	NBIB(1)	70.0% – 100.3%/98.2%
	39.6	Yield Analysis	NBIB(1) Discount Margin	96.2% – 99.4%/97.7% 4.10% – 7.90%/ncm(4)
	19.0	Recent transactions	Actual trade/payoffs(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	52.2% – 100.0%/68.1% 4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	11.3	Market quotes	NBIB(1)	82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes	NBIB(1)	20.5% – 97.1%/77.2%
	10.8	Recent transactions	Actual trade(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow(5)	Discount rates(3)(5)	10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/ Discounted cash(5) flow	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $170.8/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5. FAIR VALUE  – (continued)

(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,319	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,538	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,216	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,112	21,010	—	—	21,010
2017 Convertible Notes(3)	115,000	117,444			117,444
Total	$501,185	$507,454	$—	$—	$507,454

(1)	Fair value of the TICC Funding revolving credit facility is equal to the carrying amount of this credit facility due to the variable interest rate and the short term maturity of this credit facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5. FAIR VALUE  – (continued)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	Fair value of the TICC Funding revolving credit facility is equal to the carrying amount of this credit facility due to the variable interest rate and the short term maturity of this credit facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the quarter ending March 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
Realized (losses) gains included in earnings	(4.7)	0.0	0.0	0.0	(2.0)	(6.7)
Unrealized (depreciation) appreciation included in earnings(1)	10.4	(0.1)	0.0	2.2	2.0	14.5
Accretion of discount	0.7	0.0	0.1	8.1	0.0	8.9
Purchases	17.4	0.5	0.0	27.5	4.2	49.6
Repayments and Sales	(45.1)	0.0	(2.6)	(22.5)	0.0	(70.2)
Payment in Kind income	0.1	0.1	0.0	0.0	0.0	0.2
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2015	$636.5	$6.9	$8.8	$275.1	$13.9	$941.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$4.6	$(0.1)	$0.0	$2.2	$0.0	$6.7

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ending December 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$15.1	$914.7
Realized (losses) gains included in earnings	(5.3)	0.0	2.2	(15.4)	(1.0)	(19.5)
Unrealized (depreciation) appreciation included in earnings(1)	(13.5)	0.0	(2.7)	(26.7)	(6.1)	(49.0)
Accretion of discount	2.3	0.1	0.3	0.0	0.0	2.7
Purchases	382.4	0.0	0.0	147.4	2.0	531.8
Repayments and Sales(1)	(332.0)	(0.1)	(17.4)	(82.6)	(0.3)	(432.4)
Payment in Kind income(1)	0.6	0.6	0.0	0.0	0.0	1.2
Transfers in and/or (out) of level 3(2)	(4.6)	0.0	0.0	0.0	0.0	(4.6)
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(16.3)	$(0.1)	$(0.7)	$(35.4)	$(6.5)	$(59.0)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	For the period ended December 31, 2014, TICC determined that a previously established level-three security should be categorized as level-two due to the level of market activity at the end of the reporting period.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$686.5	69.2%	$697.0	70.8%
Senior Unsecured Notes	6.9	0.7%	6.4	0.7%
CLO Equity	275.1	27.8%	259.8	26.4%
CLO Debt	8.8	0.9%	11.3	1.1%
Equity	13.9	1.4%	9.7	1.0%
Total	$991.2	100.0%	$984.2	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At March 31, 2015 and December 31, 2014, respectively, cash, cash equivalents and restricted cash were as follows:

	March 31, 2015	December 31, 2014
Cash	$15,972,044	$20,505,323
Cash Equivalents	—	—
Total Cash and Cash Equivalents	$15,972,044	$20,505,323
Restricted Cash	$26,019,640	$20,576,250

NOTE 7. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of March 31, 2015, the Company’s asset coverage for borrowed amounts was 203%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	March 31, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,319	(1)	$176,000	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,538	(1)	20,000	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,216	(1)	23,000	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,112	(1)	21,010	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC	240,000	236,185		240,010	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	150,000	150,000		150,000	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		117,444	115,000	115,000		119,025
	$505,000	$501,185		$507,454	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,681, $462, $784 and $888, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2015 were 3.56% and 5.4 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7. BORROWINGS  – (continued)

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

On October 27, 2014, in conjunction with the revolving debt credit facility established under TICC Funding LLC, the Company redeemed all of the $101,250,000 Class A secured notes issued by TICC CLO (see discussion on “Credit Facility,” below).

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three months ended March 31, 2015 and 2014, respectively:

TICC CLO LLC	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stated interest expense	$—	$629,909
Amortization of deferred issuance costs	—	74,593
Note discount expense	—	39,145
Total interest expense	$—	$743,647
Effective annualized average interest rate	—	2.98%
Cash paid for interest	$—	$657,858

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2015, the secured notes of the “2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of March 31, 2015.

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
MARCH 31, 2015

NOTE 7. BORROWINGS  – (continued)

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

As of March 31, 2015, there were 42 investments in portfolio companies with a total fair value of approximately $314.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at March 31, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2015, TICC had a deferred debt issuance balance of approximately $2.9 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months ended Months 31, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stated interest expense	$1,666,418	$1,661,918
Amortization of deferred issuance costs	84,778	84,778
Note discount expense	109,053	108,418
Total interest expense	$1,860,249	$1,855,114
Effective annualized average interest rate	3.14%	3.13%
Cash paid for interest	$1,696,592	$1,699,506

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through March 31, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2015 is as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2015
TICC CLO 2012-1 LLC			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.01160%	175	$891,842	$877,373	$48,903
Class B-1 Notes	3.76160%	350	190,790	187,202	13,274
Class C-1 Notes	5.01160%	475	292,881	287,157	22,119
Class D-1 Notes	6.01160%	575	321,079	314,686	24,757
Total			$1,696,592	$1,666,418	$109,053

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2014 is as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of March 31, 2015 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7. BORROWINGS  – (continued)

price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at March 31, 2015 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2015, the Company had a deferred debt issuance balance of approximately $1.6 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three months ended March 31, 2015 and 2014, respectively:

Convertible Notes	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stated interest expense	$2,156,250	$2,156,250
Amortization of deferred issuance costs	152,636	152,636
Total interest expense	$2,308,886	$2,308,886
Effective annualized average interest rate	8.14%	8.14%
Cash paid for interest	$—	$—

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

As of March 31, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 7. BORROWINGS  – (continued)

Credit Facility

On October 27, 2014, TICC Funding, a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. The Company used part of the proceeds from the Facility to redeem all of the $101.25 million of Class A secured notes issued by TICC CLO on August 10, 2011.

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

As of March 31, 2015, there were 45 investments in portfolio companies with a total fair value of approximately $298.7 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at March 31, 2015 was approximately $0.7 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Facility. As of March 31, 2015, TICC had a deferred debt balance of approximately $0.8 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three months ended March 31, 2015:

Credit Facility	Three Months Ended March 31, 2015
Stated interest expense	$658,200
Amortization of deferred issuance costs	115,022
Total interest expense	$773,222
Effective annualized average interest rate	2.06%
Cash paid for interest	$476,740

Each of TICC CLO, TICC CLO 2012-1 and TICC Funding are consolidated subsidiaries of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO, TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO, TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$12,303,917	$17,758,187
Weighted average common shares outstanding – basic	60,017,042	54,376,444
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.21	$0.33
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$12,303,917	$17,758,187
Adjustments for interest on convertible senior notes, deferred issuance costs, base management fees and incentive fees	1,853,740	1,856,182
Net investment income, as adjusted(1)	$14,157,657	$19,614,369
Weighted average common shares outstanding – basic	60,017,042	54,376,444
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	70,050,194	64,409,596
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.20	$0.30

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations(1)	$20,820,400	$13,260,130
Weighted average common shares outstanding – basic	60,017,042	54,376,444
Net increase in net assets resulting from operations per common share – basic	$0.35	$0.24
Net increase in net assets resulting from operations per common share – diluted:
Net increase in net assets resulting from operations, before adjustments(1)	$20,820,400	$13,260,130
Adjustments for interest on convertible senior notes, deferred issuance costs, base management fees and incentive fees	1,853,740	1,856,182
Net increase in net assets resulting from operations, as adjusted(1)	$22,674,140	$15,116,312
Weighted average common shares outstanding – basic	60,017,042	54,376,444
Adjustments for dilutive effect of convertible notes	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	70,050,194	64,409,596
Net increase in net assets resulting from operations per common share – diluted(1)	$0.32	$0.23

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 8. EARNINGS PER SHARE  – (continued)

Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.

NOTE 9. RELATED PARTY TRANSACTIONS

Investment Advisory Fees

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

The following table represents the Base Fee for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Investment advisory fee	$5,010,243	$4,956,646

Net Investment Income Incentive Fee

The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, income from securitization vehicles and equity investments and any other income (including any other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. “Pre-Incentive Fee Net Investment Income,” expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” As a result of this error, because the net investment income incentive fee in prior years was based upon net investment income as previously reported, the net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through the year ended 2014. Therefore, a reduction in expenses as well as “due from affiliate” of approximately $2.4 million was recorded for the quarter ended March 31, 2015, which represents the cumulative indirect effect of the error on the Company’s net investment income incentive fees. This reversal of expenses was partially offset by net investment income incentive fees earned for the three months ended March 31, 2015 of approximately $318,000. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2014, 2013 and 2012 calendar years was 6.75%, 5.72% and 5.83%, respectively. The current hurdle rate for the 2015 calendar year, calculated as of December 31, 2014, is 6.65%.

The following table represents the net investment income incentive fees for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income incentive fee payable to affiliates	$318,209	$1,674,779
Due from affiliates	(2,372,564)	—
Net investment income incentive fee	$(2,054,355)	$1,674,779

Incentive fees, based upon “Pre-Incentive Fee Net Investment Income,” were approximately $0.3 million and $1.7 million for the quarter ended March 31, 2015 and March 31, 2014, respectively. The net investment income incentive fee payable to TICC Management as of March 31, 2015 and 2014, was approximately $0.3 million and $1.7 million, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

Capital Gains Incentive Fees

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

For the three months ended March 31, 2015 there was no capital gains incentive fee expense recorded under the hypothetical liquidation calculation, whereas, for the three months ended March 31, 2014 an accrual reversal of approximately $2.2 million was recorded. The amount of capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results. The accrued capital gains incentive fee payable for each of the three months ending March 31, 2015 and the year ending December 31, 2014 was approximately $0.

The following table represents the capital gains incentive fees (accrual reduction) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Capital gains incentive fee	$—	$(2,178,731)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

For each of the quarters ended March 31, 2015 and 2014, TICC incurred base investment advisory fees of approximately $5.0 million in accordance with the terms of the Investment Advisory Agreement. In addition, for the three months ended March 31, 2015 and 2014, TICC incurred approximately $480,000 and $415,000 in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. Further, TICC incurred approximately $18,000 for facility costs allocated under the agreement for each of the quarters ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, respectively, approximately $5.0 million and $5.4 million of the base investment advisory fees remained payable to TICC Management. As of March 31, 2015 and December 31, 2014, compensation expense payable was $242,000 and $0, respectively, and for the same periods, facility expense payable was approximately $11,000 and $5,000, respectively.

NOTE 10. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with US federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

On March 31, 2015, the Company paid a distribution of $0.27 per share. The Company has a distribution reinvestment plan under which all distributions are paid to stockholders in the form of additional shares purchased in the open market, unless a stockholder elects to receive cash.

NOTE 11. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2015 was $8.72, and at December 31, 2014 was $8.64. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 12. INVESTMENT INCOME

The following tables set forth the components of investment income for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest income
Stated interest income	$12,130,395	$11,883,480
Original issue discount and market discount income	770,651	711,899
Payment-in-kind income	246,244	334,662
Discount income derived from unscheduled remittances at par	59,913	69,953
	$13,207,203	$12,999,994
Income from securitization vehicles(1)	$8,163,181	$15,051,235
Commitment, amendment and other fee income
Fee letters	$334,700	$246,520
Loan prepayment and bond call fees	—	225,040
All other fees	37,917	134,059
	$372,617	$605,619
Total investment income	$21,743,001	$28,656,848

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2015 and 2014, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the quarter ended March 31, 2015, we repurchased 315,783 shares at the weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.34% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this period is approximately $2.4 million, leaving a maximum of approximately $46.4 million available for future program purchases.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of March 31, 2015, the Company did not have any commitments to purchase additional debt or equity investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2015 and 2014, respectively, are as follows:

	Three Months Ended March 31, 2015 (unaudited)	Three Months Ended March 31, 2014 (unaudited)
Per Share Data
Net asset value at beginning of period	$8.64	$9.85
Net investment income(1)(3)	0.21	0.33
Net realized and unrealized capital gains (losses)(2)(3)	0.13	(0.09)
Total from net investment operations	0.34	0.24
Distributions per share from net investment income	(0.27)	(0.29)
Distributions based on weighted average share impact	—	(0.02)
Total distributions(4)	(0.27)	(0.31)
Effect of shares repurchased, gross	0.01	—
Net asset value at end of period	$8.72	$9.78
Per share market value at beginning of period	$7.53	$10.34
Per share market value at end of period	$6.92	$9.78
Total return(5)	(4.52)%	(2.61)%
Shares outstanding at end of period	59,987,986	60,213,623
Ratios/Supplemental Data
Net assets at end of period (000’s)	$523,050	$589,109
Average net assets (000’s)	$520,959	$532,398
Ratio of expenses to average net assets(6)	7.25%	8.19%
Ratio of net investment income to average net assets(6)	9.45%	13.34%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.
(4)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(5)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(6)	Annualized.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 15. FINANCIAL HIGHLIGHTS  – (continued)

(7)	The following table provides supplemental performance ratios (annualized) measured for the quarters ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Ratio of expenses before incentive fees to average net assets	8.83%	8.57%
Ratio of net investment income incentive fees to average net assets	(1.58)%	1.26%
Ratio of capital gains incentive fees to average net assets	—	(1.64)%
Ratio of expenses, excluding interest expense, to average net assets	3.45%	4.50%

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2014-15, and we do not believe the standard will have a material impact on our financial statements.

On February 18, 2015, the FASB issued ASU 2015-2, which updated consolidation standards under ASC Topic 810, “Consolidation.” Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is assessing the impact of the adoption of ASU 2015-2 on its financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company is assessing the impact of the adoption of ASU 2015-03 on its financial statements.

NOTE 17. CONCENTRATION OF CREDIT RISK

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
MARCH 31, 2015

NOTE 18. RISKS AND UNCERTAINTIES

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

NOTE 19. SUBSEQUENT EVENTS

On April 27, 2015, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 30, 2015 to shareholders of record as of June 16, 2015.

On April 27, 2015, TICC, as collateral manager, on behalf of TICC CLO, executed the satisfaction and discharge of the underlying indenture of the issuer, TICC CLO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TICC Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31,

2014, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except where the context requires otherwise, the terms “TICC,” “Company,” “we,” “us” and “our” refer to TICC Capital Corp. together with its subsidiaries, TICC Capital Corp. 2011-1 Holdings LLC (“Holdings”), TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), and TICC Funding, LLC (“TICC Funding”); “TICC Management” refers to TICC Management, LLC; and “BDC Partners” refers to BDC Partners, LLC.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing in corporate debt securities. We have also invested and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) vehicles, which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of March 31, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 16 and 121 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.7%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended March 31, 2015, we recognized approximately $0.2 million from PIK interest income associated with our investments in Unitek Global Solutions, Inc., Merrill Communications, LLC and RBS Holding Company compared to PIK interest of approximately $0.3 million for the quarter ended March 31, 2014. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

On August 23, 2012, we completed a $160.0 million debt securitization financing. On February 25, 2013 and on May 28, 2013, we issued an aggregate of $120.0 million of additional secured notes and an aggregate of $40.0 million of subordinated notes in connection with this transaction. On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On October 27, 2014, TICC Funding, a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. On August 10, 2011, we completed a $225.0 million debt securitization financing transaction; the Class A notes issued by this securitization were fully redeemed on October 27, 2014 using a portion of the borrowings under the Facility. The secured notes previously issued under TICC CLO LLC were based on LIBOR for an interest period of three months plus a spread of 2.25% per annum. For more information about these transactions, see “— Liquidity and Capital Resources — Borrowings.”

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

During the quarter ended March 31, 2015, we closed approximately $59.6 million in portfolio investments, including additional investments of approximately $21.1 million in existing portfolio companies and approximately $38.5 million in new portfolio companies. During the quarter ended March 31, 2015, we recognized a total of $52.6 million from repayments on debt investments, and we recognized approximately $17.6 million from the sale of portfolio investments. We realized net losses on investments during the quarter ended March 31, 2015 in the amount of approximately $6.7 million. For the quarter ended March 31, 2015, we had net unrealized appreciation of approximately $15.2 million.

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

Investment Valuation

We fair value our investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. The most significant estimates made in the preparation of our consolidated financial statements are the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of March 31, 2015.

Our Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Syndicated Loans

In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken. As a result, we have engaged third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

During the past several years, we have acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. In addition, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such marks, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board of Directors for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by TICC Management. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. Our Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at March 31, 2015, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$50.0	$636.5	$686.5
Senior Unsecured Notes	0.0	0.0	6.9	6.9
CLO Debt	0.0	0.0	8.8	8.8
CLO Equity	0.0	0.0	275.1	275.1
Equity	0.0	0.0	13.9	13.9
Total	$0.0	$50.0	$941.2	$991.2

Our assets measured at fair value on a recurring basis at December 31, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of March 31, 2015 and December 31, 2014, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of March 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$568.7	Market quotes	NBIB(1)	69.3% – 101.9%/99.0%
	15.0	Yield Analysis	NBIB(1) Discount Margin	95.2% 7.63%/ncm(4)
	2.6	Recent transactions	Actual trade/payoff(6)	100.5%
	43.3	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	75.7% – 100.4%/88.5% 4.25x – 6.00x/ncm(4)
bilateral	13.8	Enterprise value(7)	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	8.8	Market quotes	NBIB(1)	82.6% – 85.8%/84.0%
CLO equity	255.9	Market quotes	NBIB(1)	20.0% – 93.4%/75.0%
	15.2	Recent transactions	Actual trade(6)	71.3% – 76.4%/73.8%
	4.0	Discounted cash flow(5)	Discount rate(3)(5)	8.6% – 14.2%/ncm(4)
Equity Shares	13.9	Enterprise value(7)/ Discounted cash flow	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $175.8/ncm(4) 4.3x – 9.4x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$941.2

(1)	We generally use prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	We will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. We will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$563.1	Market quotes	NBIB(1)	70.0% – 100.3%/98.2%
	39.6	Yield Analysis	NBIB(1) Discount Margin	96.2% – 99.4%/97.7% 4.10% – 7.90%/ncm(4)
	19.0	Recent transactions	Actual trade/payoffs(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	52.2% – 100.0%/68.1% 4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	11.3	Market quotes	NBIB(1)	82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes	NBIB(1)	20.5% – 97.1%/77.2%
	10.8	Recent transactions	Actual trade(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow(5)	Discount rates(3)(5)	10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/ Discounted cash(5) flow	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $170.8/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

(1)	We generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	We will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value as of March 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,319	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,538	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,216	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,112	21,010	—	—	21,010
2017 Convertible Notes(3)	115,000	117,444			117,444
Total	$501,185	$507,454	$—	$—	$507,454

(1)	Fair value of the TICC LLC revolving credit facility is equal to the carrying amount of the Facility due to the variable interest rate and the short term maturity of the Facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the year ending March 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
Realized (losses) gains included in earnings	(4.7)	0.0	0.0	0.0	(2.0)	(6.7)
Unrealized (depreciation) appreciation included in earnings(1)	10.4	(0.1)	0.0	2.2	2.0	14.5
Accretion of discount	0.7	0.0	0.1	8.1	0.0	8.9
Purchases	17.4	0.5	0.0	27.5	4.2	49.6
Repayments and Sales	(45.1)	0.0	(2.6)	(22.5)	(0.0)	(70.2)
Payment in Kind income	0.1	0.1	0.0	0.0	0.0	0.2
Transfers in and/or (out) of level 3(2)	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2015	$636.5	$6.9	$8.8	$275.1	$13.9	$941.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$4.6	$(0.1)	$0.0	$2.2	$0.0	$6.7

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the three months ended March 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(1.5)	0.0	0.6	0.0	0.0	0.0	0.0	(0.9)
Unrealized (depreciation) appreciation included in earnings(1)	0.4	0.1	(0.6)	(1.8)	(1.0)	(0.4)	(0.3)	(3.6)
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	48.6	0.0	0.0	34.5	0.0	0.0	0.0	83.1
Repayments and Sales	(49.6)	0.0	(5.7)	(0.1)	0.0	0.0	0.0	(55.4)
Payment in Kind income	0.2	0.1	0.0	0.0	0.0	0.0	0.0	0.3
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.1)	$0.1	$0.0	$(1.8)	$(1.0)	$(0.4)	$(0.3)	$(3.5)

(1)	Includes rounding adjustments to reconcile period balances.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgement, are likely to remain current. As of March 31, 2015, we had no non-accrual assets held in its portfolio. As of March 31, 2014, the fair value of TICC’s non-accrual assets was approximately $3.5 million, which comprised 0.4% of the total fair value of its portfolio and the cost of TICC’s non-accrual assets was approximately $9.4 million, which comprised approximately 1.0% of the total cost of its portfolio.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is reviewed quarterly and adjusted as appropriate. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments. The Company had recorded income from its CLO equity investments using the dividend recognition model as described in ASC 946-320; specifically, dividends were recognized on the applicable record date, subject to estimation and collectability, with a reduction to cost basis in those instances where the Company believed that a return of capital had occurred. The Company has determined that the appropriate method for recording investment income on CLO equity investments is the effective yield method as described in ASC 325-40. This method requires the calculation of an effective yield to expected maturity based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate.

The difference between the two methods resulted in an income reclassification error which would generally have resulted in a decrease in total investment income with a corresponding and offsetting increase to net change in unrealized appreciation/depreciation on investments and net realized gains/losses on investments. The Company quantified this error and assessed it in accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this assessment, the Company concluded that the error in income classification did not have a material impact on the Company’s previously filed consolidated financial statements.

Payment in Kind Interest

We have investments in our portfolio which contain a contractual payment-in-kind (“PIK”) provision. PIK interest computed at the contractual rate is added to the principal balance of the investment, is accrued into income and reflected as receivable up to the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the three months ended March 31, 2015 and 2014 we recorded PIK income of approximately $0.2 million and $0.3 million, respectively.

In addition, we recorded discount income of approximately $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively, representing the amortization of the discount attributed to certain debt securities purchased by us, including original issue discount (“OID”) and market discount.

Other Income

Other income includes distributions from fee letters, closing or origination fees, and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. Closing or origination fees, if any, are normally paid at closing of an investment, are fully earned and non-refundable, and generally are non-recurring. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a take-out of the warehouse by a permanent CLO structure; such fees are earned and recognized when the take-out is completed.

Recently Issued Accounting Standards

See Note 16 to our consolidated financial statements for a description of recent accounting pronouncements, including the impact on our consolidated financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $991.2 million and $984.2 million as of March 31, 2015 and December 31, 2014, respectively. The increase in investments during the three month period was due primarily to purchases of investments of approximately $59.6 million and unrealized appreciation on our investment portfolio of approximately $15.2 million, partially offset by debt repayments and sales of securities totaling approximately $70.2 million.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2015, we recognized proceeds of approximately $17.6 million largely from the aggregate proceeds from the sale of our CLO debt and equity investment in Carlyle Global Market Strategies CLO ($6.6 million) and aggregate proceeds from the sale of several debt investments ($11.0 million), whereas, for the year ended December 31, 2014, we recognized proceeds of approximately $127.5 million from the sales of securities. Also, during the quarter ended March 31, 2015, we had repayments and amortization payments of approximately $52.6 million, whereas, for the year ended December 31, 2014, we had repayments and amortization payments of approximately $311.9 million.

As of March 31, 2015, we had investments in debt securities of, or loans to, 56 portfolio companies, with a fair value of approximately $702.2 million, and equity investments of approximately $289.0 million. These debt investments included approximately $0.2 million in PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2014, we had investments in debt securities of, or loans to, 57 portfolio companies, with a fair value of approximately $714.7 million, and equity investments of approximately $269.5 million. These debt investments included approximately $1.2 million in accrued PIK interest.

A reconciliation of the investment portfolio for the three months ended March 31, 2015 and the year ended December 31, 2014 follows:

	March 31, 2015	December 31, 2014
	(dollars in millions)	(dollars in millions)
Beginning investment portfolio	$984.2	$931.6
Portfolio investments acquired	59.6	556.7
Repayments of principal and reductions to investment cost value	(52.6)	(311.9)
Sales of securities	(17.6)	(127.5)
Payment in Kind(1)	0.2	1.3
Accretion of discounts on investments	8.9	2.8
Net unrealized appreciation (depreciation)	15.2	(49.3)
Net realized (losses)	(6.7)	(19.5)
	$991.2	$984.2

(1)	Includes rounding adjustments to reconcile December 31, 2014 period balances.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

	New Investments	Repayments of Principal and Reductions to Investment Cost value	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
March 31, 2015	$59.6	$52.6	$17.6
Total	$59.6	$52.6	$17.6
December 31, 2014	$193.8	$87.3	$24.7
September 30, 2014	97.6	73.7	48.3
June 30, 2014	178.3	116.6	33.4
March 31, 2014	87.0	34.3	21.1
Total	$556.7	$311.9	$127.5

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$686.5	69.2%	$697.0	70.8%
Senior Unsecured Notes	6.9	0.7%	6.4	0.7%
CLO Equity	275.1	27.8%	259.8	26.4%
CLO Debt	8.8	0.9%	11.3	1.1%
Equity	13.9	1.4%	9.7	1.0%
Total	$991.2	100.0%	$984.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance(1)	$283.9	28.6%	$271.2	27.5%
Telecommunication services	119.4	12.1%	115.7	11.8%
Business services	97.1	9.8%	105.4	10.7%
Financial intermediaries	89.7	9.1%	89.4	9.1%
Printing and publishing	74.5	7.5%	73.4	7.5%
Software	69.2	7.0%	87.5	8.9%
Consumer services	34.1	3.4%	36.0	3.6%
Enterprise software	32.2	3.2%	34.3	3.5%
Education	25.5	2.6%	22.1	2.3%
Retail	18.5	1.9%	13.9	1.4%
Computer hardware	17.8	1.8%	18.9	1.9%
Grocery	17.2	1.7%	13.0	1.3%
Travel	15.0	1.5%	15.1	1.5%
Radio and television	14.4	1.4%	14.2	1.5%
Logistics	13.9	1.4%	13.9	1.4%
Healthcare	13.4	1.4%	13.2	1.3%
Aerospace and defense	12.6	1.3%	12.7	1.3%
Utilities	9.8	1.0%	9.6	1.0%

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Leisure goods	9.7	1.0%	9.6	1.0%
IT consulting	7.3	0.7%	6.7	0.7%
Pharmaceutical	7.0	0.7%	5.0	0.5%
Auto parts manufacturer	5.6	0.6%	0.0	0.0%
Electronics	3.4	0.3%	3.4	0.3%
Total	$991.2	100.0%	$984.2	100.0%

(1)	Reflects our debt and equity investments in CLOs as of March 31, 2015 and December 31, 2014, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2015 and December 31, 2014, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At March 31, 2015 and December 31, 2014, our debt investment portfolio was graded as follows:

		March 31, 2015
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	639.9	89.4%	634.6	90.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	76.1	10.6%	67.6	9.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non – accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non – accrual status.	—	0.0%	—	0.0%
		$716.0	100.0%	$702.2	100.0%

		December 31, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	675.8	91.1%	662.8	92.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	51.2	6.9%	43.5	6.1%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche.	15.0	2.0%	8.3	1.1%
		$742.0	100.0%	$714.6	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2015 to the three months ended March 31, 2014.

Investment Income

As of March 31, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 16 and 121 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.7%, compared with 8.4% as of March 31, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended March 31, 2015 was approximately $21.7 million compared to approximately $28.7 million for the three months ended March 31, 2014. This decrease was due to a reduction of income recognized on the CLO equity investments in our portfolio. The total principal value of income producing debt investments as of March 31, 2015 and March 31, 2014 was approximately $716.0 million and $680.7 million, respectively.

The following tables set forth the components of investment income for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest income
Stated interest income	$12,130,395	$11,883,480
Original issue discount and market discount income	770,651	711,899
Payment-in-kind income	246,244	334,662
Discount income derived from unscheduled remittances at par	59,913	69,953
	$13,207,203	$12,999,994
Income from securitization vehicles(1)	$8,163,181	$15,051,235
Commitment, amendment and other fee income
Fee letters	$334,700	$246,520
Loan prepayment and bond call fees	—	225,040
All other fees	37,917	134,059
	$372,617	$605,619
Total investment income	$21,743,001	$28,656,848

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

Operating Expenses

Total expenses for the quarter ended March 31, 2015 were approximately $12.3 million, which includes the net investment income incentive fee reversal of approximately $2.4 million, representing the cumulative overstatement of incentive fees resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

Expenses before incentive fees, for the quarter ended March 31, 2015, were approximately $11.5 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees increased approximately $0.1 million from the quarter ended March 31, 2014, attributable to higher investment advisory fees (consisting of the base management fee) as well as increased compensation expense, partially offset by lower professional fees. Expenses before incentive fees for the quarter ended March 31, 2014 were approximately $11.4 million.

The investment advisory base fee for the quarter ended March 31, 2015 was approximately $5.0 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2014 was also approximately $5.0 million as the weighted average gross assets for the respective quarters remained essentially unchanged. At each of March 31, 2015 and December 31, 2014, respectively, approximately $5.3 million and $6.2 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the first quarter of 2015 was approximately $4.9 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, compared with interest expense of approximately $4.9 million for the quarter ended March 31, 2014.

The aggregate accrued interest payable on the notes of TICC CLO 2012-1 LLC at March 31, 2015 was approximately $652,000. Additionally, for the three months ended March 31, 2015, the aggregate amortization of discount on the notes issued by TICC CLO 2012-1 LLC was approximately $109,000 and the amortization of deferred debt issuance costs was approximately $85,000. The accrued interest payable on the Convertible Notes at March 31, 2015 was approximately $3.6 million. Additionally, for the three months ended March 31, 2015, the amortization of deferred issuance costs was approximately $153,000. The aggregate accrued interest payable on the Facility at March 31, 2015 was approximately $658,000. Additionally, for the quarter ended March 31, 2015, the amortization of deferred debt issuance costs was approximately $115,000.

The table below summarizes the components of interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—	$—	$—	$629.9	$39.1	$74.6	$743.6
TICC CLO 2012-1 LLC Class A-1 Notes	877.4	48.9	—	926.3	874.1	48.8	—	922.9
TICC CLO 2012-1 LLC Class B-1 Notes	187.2	13.3	—	200.5	186.8	13.2	—	200.0
TICC CLO 2012-1 LLC Class C-1 Notes	287.1	22.1	—	309.2	286.7	21.9	—	308.6
TICC CLO 2012-1 LLC Class D-1 Notes	314.7	24.8	—	339.5	314.3	24.5	—	338.8
TICC CLO 2012-1 amortization of deferred debt	—	—	84.8	84.8	—	—	84.8	84.8
2017 Convertible Notes	2,156.3	—	152.6	2,308.9	2,156.3	—	152.6	2,308.9
TICC Funding LLC	658.2	—	115.0	773.2	—	—	—	—
Total	$4,480.9	$109.1	$352.4	$4,942.4	$4,448.1	$147.5	$312.0	$4,907.6

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $606,000 for the quarter ended March 31, 2015, compared to approximately $730,000 for the quarter ended March 31, 2014. This increase was primarily the result of the timing of certain expenses.

Compensation expenses were approximately $480,000 for the quarter ended March 31, 2015 compared to approximately $415,000 for the quarter ended March 31, 2014, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At March 31, 2015 and December 31, 2014, respectively, approximately $242,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $455,000 for the three months ended March 31, 2015 compared to approximately $393,000 for the same period in 2014. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the first quarter of 2015 resulted in a credit of approximately $2.1 million which was composed of a fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, partially offset by approximately $0.3 million representing the net investment income incentive fee earned for the three months ended March 31, 2015. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts. The net investment income incentive fee recorded for the first quarter of 2014 was approximately $1.7 million. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2015, no accrual was required as a result of the impact of net unrealized depreciation and net realized losses on our portfolio for the quarter ended March 31, 2015. The capital gains incentive fee expense for the quarter ended March 31, 2014 resulted in an accrual reversal of approximately $2.2 million as a result of net unrealized depreciation and net realized losses on our portfolio for the quarter ended March 31, 2014.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended March 31, 2015, we recorded net realized losses on investments of approximately $6.7 million, which represents the losses from the restructuring of our debt investment in Unitek Global Services, Inc. (approximately $4.3 million) and from the repayment of our debt and equity investment in Nextag, Inc. (approximately $2.5 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2015, we had net unrealized appreciation of approximately $15.2 million, composed of $11.4 million in gross unrealized appreciation, $4.0 million in gross unrealized depreciation and approximately $7.8 million relating to the reversal of prior period net unrealized depreciation as investments were realized. This includes net unrealized appreciation of approximately $10.3 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2015 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Unitek Global Services, Inc	$4.9
Nextag, Inc	2.7
RBS Holding Company	1.3
Carlyle Global Market Strategies CLO 2014-4, Ltd	1.1
Cedar Funding II CLO, Ltd	0.8
Ivy Hill Middle Market Credit Fund VII, Ltd	0.7
Blue Coat System, Inc	0.7
Edmentum, Inc	(0.7)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(0.5)
Ares XXVI CLO Ltd	(0.5)
Net all other	4.7
Total	$15.2

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarter ended March 31, 2015 and 2014 was approximately $12.3 million and $17.8 million, respectively. The decrease was due to a net reduction of income recognized on the CLO equity investments in our portfolio, as a result of the effective yield methodology, partially offset by the impact of the net investment income incentive fee reversal of approximately $2.4 million.

Based on weighted-average shares outstanding of 60,017,042 (basic) and 70,050,194 (diluted), the net increase in net assets resulting from net investment income per common share for the quarter ended March 31, 2015 was approximately $0.21 (basic) and $0.20 (diluted), compared to approximately $0.33 per share (basic) and $0.30 (diluted) for the same period in 2014.

Including the CLO equity impact of the full amount of cash we received or were entitled to receive and excluding the impact of the accrued capital gains incentive fee, the net increase in the net assets resulting from core net investment income per common share for the quarter ended March 31, 2015 would have been $0.38 (basic) and $0.35 (diluted), compared to $0.29 (basic) and $0.27 (diluted) for the same period in 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $20.8 million for the quarter ended March 31, 2015, compared to a net increase of approximately $13.3 million for the comparable period in 2014. This increase was due in part to greater unrealized appreciation (prior to the effect of cost value reductions resulting from the effective yield accounting method for our CLO equity investments) and lower net investment income incentive fees (prior to the impact of the net investment income incentive fee reversal of approximately $2.4 million). These increases were partially offset by increased realized losses.

Based on weighted-average shares outstanding of 60,017,042 (basic) and 70,050,194 (diluted), the net increase in net assets resulting from operations per common share for the quarter ended March 31, 2015 was approximately $0.35 (basic) and approximately $0.32 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.24 (basic) and $0.23 (diluted) for the same period in 2014.

Including the CLO equity impact of the full amount of cash we received or were entitled to receive and excluding the impact of the accrued capital gains incentive fee, our core net increase in net assets resulting from operations per common share for the quarter ended March 31, 2015 would have remained at $0.35 (basic) and $0.32 (diluted), compared to $0.20 (basic and diluted) for the same period in 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income and its ratio to net assets, which are non–GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional taxable income on our CLO equity investments and also excludes our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee (there would not have been any change to the net increase in net assets resulting from operations resulting from our CLO equity investments as there is an offsetting change in unrealized appreciation equal to the change in net investment income).

Income from investments in the “equity” class securities of CLO equity vehicles, for generally accepted accounting purposes, is recorded using the effective interest method. This method requires an estimate of future cash flows, including recurring cash flows as well as future principal payments, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to receive and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax–basis investment income and from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional estimated taxable income”). As the capital gains incentive fee, for generally accepted accounting purposes, is based on the hypothetical liquidation of the entire portfolio (and as any capital gains incentive fee may be non-recurring), such fees are excluded when calculating core net investment income. We believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the RIC requirements are to distribute taxable earnings and as capital gains incentive fees may not be fully currently tax deductible, the core net investment income provides a better indication of estimated taxable income for the year-to-date.

The following tables provide a reconciliation of net investment income to core net investment income (for the three months ended March 31, 2015 and 2014, respectively):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net investment income	$12,303,917	$0.21	$17,758,187	$0.33
CLO equity additional estimated taxable income	10,331,053	0.17	—	—
Capital gains incentive fee	—	—	(2,178,731)	(0.04)
Core net investment income	$22,634,970	$0.38	$15,579,456	$0.29

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three months ended March 31, 2015 and 2014, respectively):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net increase in net assets resulting from operations	$20,820,400	$0.35	$13,260,130	$0.24
Capital gains incentive fee	—	—	(2,178,731)	(0.04)
Core net increase in net assets resulting from operations	$20,820,400	$0.35	$11,081,399	$0.20

In addition, the following ratio is presented to supplement the financial highlights included in “Note 12. Investment Income” in the notes to our consolidated financial statements:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Ratio of core net investment income to average net assets, for the three months ended March 31, 2015, and 2014, respectively	17.38%	11.71%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets (for the three month periods ended March 31, 2015 and 2014, respectively):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Ratio of net investment income to average net assets	9.45%	13.34%
Ratio of CLO equity additional estimated taxable income to average net assets	7.93%	(1.63)%
Ratio of capital gains incentive fee to average net assets	17.38%	11.71%

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2015, cash and cash equivalents decreased from approximately $20.5 million at the beginning of the period to approximately $16.0 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $19.5 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $58.5 million partially offset by purchases of new investments of approximately $37.4 million. Net cash used by investing activities of approximately $5.4 million reflects the change in restricted cash in the debt securitization entity. During the period, net cash used by financing activities was approximately $18.6 million, reflecting the distribution of dividends and repurchase of common stock.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $5.0 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $0.5 million for administrative services for the three months ended March 31, 2015.

A summary of our significant contractual payment obligations is as follows as of March 31, 2015:

Contractual obligations	Total	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC Funding Revolving Credit Facility	$150,000,000	$—	$150,000,000	$—	$—
TICC CLO 2012-1 LLC	240,000,000	—	—	—	240,000,000
TICC Convertible Notes	115,000,000	—	115,000,000	—	—
Total	$505,000,000	$—	$265,000,000	$—	$240,000,000

See also “Note 7. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Share Repurchase Program

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the quarter ended March 31, 2015, we repurchased 315,783 shares at the weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.3% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this period is approximately $2.4 million, leaving a maximum of approximately $46.4 million available for future program purchases.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of March 31, 2015, the Company’s asset coverage for borrowed amounts was 203%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	March 31, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,319	(1)	$176,000	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,538	(1)	20,000	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,216	(1)	23,000	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,112	(1)	21,010	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC	240,000	236,185		240,010	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	150,000	150,000		150,000	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		117,444	115,000	115,000		119,025
	$505,000	$501,185		$507,454	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of March 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,681, $462, $784 and $888, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2015 were 3.56% and 5.4 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

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

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three months ended March 31, 2015 and 2014, respectively:

TICC CLO LLC	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stated interest expense	$—	$629,909
Amortization of deferred issuance costs	—	74,593
Note discount expense	—	39,145
Total interest expense	$—	$743,647
Effective annualized average interest rate	—	2.98%
Cash paid for interest	$—	$657,858

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2015 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of March 31, 2015.

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

As of March 31, 2015, there were 42 investments in portfolio companies with a total fair value of approximately $314.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at March 31, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2015, TICC had a deferred debt issuance balance of approximately $3.0 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months ended Months 31, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stated interest expense	$1,666,418	$1,661,918
Amortization of deferred issuance costs	84,778	84,778
Note discount expense	109,053	108,418
Total interest expense	$1,860,249	$1,855,114
Effective annualized average interest rate	3.14%	3.13%
Cash paid for interest	$1,696,592	$1,699,506

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through March 31, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2015 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2015
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.01160%	175	$891,842	$877,373	$48,903
Class B-1 Notes	3.76160%	350	190,790	187,202	13,274
Class C-1 Notes	5.01160%	475	292,881	287,157	22,119
Class D-1 Notes	6.01160%	575	321,079	314,686	24,757
Total			$1,696,592	$1,666,418	$109,053

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2014 is as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of March 31, 2015 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at March 31, 2015 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2015, the Company had a deferred debt issuance balance of approximately $1.6 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three months ended March 31, 2015 and 2014, respectively:

Convertible Notes	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Stated interest expense	$2,156,250	$2,156,250
Amortization of deferred issuance costs	152,636	152,636
Total interest expense	$2,308,886	$2,308,886
Effective annualized average interest rate	8.14%	8.14%
Cash paid for interest	$—	$—

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

As of March 31, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Credit Facility

On October 27, 2014, TICC Funding, a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding has borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000. The revolving basis period will end on October 27, 2016 (“Reinvestment Period”), subject to certain exceptions. Post Reinvestment Period, the Facility has a mandatory amortization schedule such that twenty-five percent (25.0%) and fifty percent (50.0%) of the principal amount outstanding as of October 27, 2016 will be due and payable, on January 18, 2017 and April 18, 2017, respectively, and the remaining principal amount outstanding and accrued and unpaid interest thereunder will be due and payable, on October 27, 2017. The Company used part of the proceeds from the Facility to redeem all of the $101.25 million of Class A secured notes issued by TICC CLO on August 10, 2011.

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

As of March 31, 2015, there were 45 investments in portfolio companies with a total fair value of approximately $298.7 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at March 31, 2015 was approximately $0.7 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the credit facility. As of March 31, 2015, TICC had a deferred debt balance of approximately $0.8 million. This amount is being amortized and included in interest expense in the consolidated statements of operation over the term of the credit facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three months ended March 31, 2015:

Credit Facility	Three Months Ended March 31, 2015
Stated interest expense	$658,200
Amortization of deferred issuance costs	115,022
Total interest expense	$773,222
Effective annualized average interest rate	2.06%
Cash paid for interest	$476,740

Each of TICC CLO, TICC CLO 2012-1 and TICC Funding, are consolidated subsidiaries of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO, TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO, TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, which may be consistent with the cash flows generated by those investments, while accounting income is currently based upon an effective yield calculation. Our final taxable earnings for the year ending December 31, 2015 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended March 31, 2015 was approximately $8.2 million, we received or were entitled to receive approximately $18.5 in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2012:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
April 27, 2015	June 16, 2015	June 30, 2015	$0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$0.56
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			$1.16	(1)
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16	(2)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(2)

(1)	Includes a return of capital of approximately $0.16 per share for tax purposes.
(2)	Distributions were funded from undistributed taxable earnings and profits.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Patrick F. Conroy serves as the Chief Financial Officer, Chief Compliance Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer, Chief Compliance Officer and Treasurer of Oxford Lane Management, LLC.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities between us and Oxford Lane Capital Corp. in view of the potential conflicts of interest raised by the relationships described above.

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

Information concerning related party transactions is included in the consolidated financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

RECENT DEVELOPMENTS

On April 27, 2015, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 30, 2015 to shareholders of record as of June 16, 2015.

On April 27, 2015, we, as collateral manager, on behalf of TICC CLO, executed the satisfaction and discharge of the underlying indenture of the issuer, TICC CLO.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, two debt investments in our portfolio were at a fixed rate, and the remaining sixty-seven debt investments were at variable rates, representing approximately $7.0 million and $709.0 million in principal debt, respectively. At March 31, 2015, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2015. We have also assumed outstanding variable rate borrowings of $390 million. Under this analysis, net investment income would decrease by $2.3 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $9.3 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total estimated distributable net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of March 31, 2015. Under this analysis, the effect on estimated distributable net investment income would be a decrease of approximately $23.5 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on estimated distributable net investment income would be a decrease of approximately $11.8 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2015, and we did not issue shares of common stock under our dividend reinvestment plan.

Issuer Purchases of Equity Securities

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended. During the quarter ended March 31, 2015, we repurchased 315,783 shares at a weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.34% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this period is approximately $2.4 million, leaving a maximum of approximately $46.4 million available for future program purchases. The following table discloses on a monthly basis for the quarter ended March 31, 2015, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 2, 2015 – January 20, 2015	315,783	$7.56	470,383	$46.4 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed December 3, 2007).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed on April 21, 2015).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	Form of Credit and Security Agreement, dated as of October 27, 2014, among TICC Funding, LLC, the lenders from time to time party thereto, Citibank, N.A., The Bank of New York Mellon Trust Company, National Association, and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.15	Form of Sale, Contribution and Master Participation Agreement, dated as of October 27, 2014, by and among TICC Capital Corp. and TICC Funding, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.16	Form of Collateral Administration Agreement, dated as of October 27, 2014, by and among TICC Funding, LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: May 11, 2015	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2015	By: /s/ Patrick F. Conroy Patrick F. Conroy Chief Financial Officer (Principal Financial and Accounting Officer)