Form 10-Q
period 2015-06-30
TICC Capital Corp.
filed 2015-08-07
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 6, 2015 was 59,987,986.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Non-affiliated/non-control investments (cost: $957,913,316 @ 6/30/15; $999,433,538 @12/31/14)	$934,074,019	$967,612,035
Affiliated investments (cost: $7,360,495 @ 6/30/15; $4,268,722 @ 12/31/14)	6,917,513	1,585,303
Control investments (cost: $16,750,000 6/30/15; $16,800,000 @ 12/31/14)	14,910,000	14,960,000
Total investments at fair value (cost: $982,023,811 @ 6/30/15; $1,020,502,260 @ 12/31/14)	955,901,532	984,157,338
Cash and cash equivalents	13,681,148	20,505,323
Restricted cash	53,459,416	20,576,250
Deferred debt issuance costs	4,961,367	5,669,747
Interest and distributions receivable	12,560,451	11,442,289
Securities sold not settled	6,215,178	—
Other assets	276,113	290,245
Total assets	$1,047,055,205	$1,042,641,192
LIABILITIES
Accrued interest payable	$2,785,877	$2,596,564
Investment advisory fee and net investment income incentive fee payable to affiliate	5,857,547	6,183,486
Securities purchased not settled	20,561,372	11,343,179
Credit facility	150,000,000	150,000,000
Accrued expenses	865,158	629,127
Notes payable – TICC CLO 2012-1 LLC, net of discount	236,295,251	236,075,775
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	531,365,205	521,828,131
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 59,987,986 and 60,303,769 shares issued and outstanding, respectively	599,880	603,038
Capital in excess of par value	620,635,767	623,018,818
Net unrealized depreciation on investments	(26,122,279)	(36,344,922)
Accumulated net realized losses on investments	(65,774,738)	(63,212,472)
Distributions in excess of investment income	(13,648,630)	(3,251,401)
Total net assets	515,690,000	520,813,061
Total liabilities and net assets	$1,047,055,205	$1,042,641,192
Net asset value per common share	$8.60	$8.64

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019(4)(5)(6)(10)(15)		$6,516,667	$6,494,667	$6,471,050
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(16)		13,750,000	13,750,000	13,750,000
Albertson’s LLC	grocery
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(9)(10)(17)		16,957,500	16,986,097	17,022,617
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 01, 2019(4)(5)(6)(9)(10)(15)		8,925,249	8,911,742	8,933,192
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(9)(10)(14)(17)		14,848,815	14,808,373	14,997,303
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(17)		14,000,000	14,004,897	13,988,380
ARSLOANE Intermediate, LLC (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due October 01, 2019(4)(5)(6)(9)(10)(18)		15,760,900	15,673,461	14,957,094
Ascensus, Inc.	financial intermediaries
senior secured notes, LIBOR + 4.00% (1.00% floor) due December 02, 2019(4)(5)(6)(10)(15)		8,911,772	8,923,683	8,904,375
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due December 2, 2020(4)(5)(9)(15)		2,000,000	1,975,786	1,996,260
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(9)(10)(15)		18,544,444	18,266,308	18,544,444
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(9)(15)		4,751,389	4,765,930	4,464,073
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(9)(10)(17)		18,930,000	18,935,398	18,859,013
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(15)		17,834,962	17,773,790	17,734,730
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,973,124	2,970,000
CRCI Holdings, Inc.	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(9)(10)(16)(17)		9,847,500	9,819,649	9,798,263
incremental first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due July 10, 2019(4)(5)(9)(10)(17)		6,500,000	6,483,750	6,483,750

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Crowne Group, LLC	auto parts manufacturer
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 30, 2020(4)(6)(10)(15)		$5,697,547	$5,697,547	$5,661,937
CT Technologies Intermediate	healthcare
first lien senior secured notes, LIBOR + 5.00%, (1.00% floor) due December 01, 2021(4)(5)(6)(9)(10)(17)		13,455,000	13,404,496	13,467,648
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, PRIME + 3.50% cash 2.00% PIK due May 17, 2018(3)(4)(5)(6)(9)(10)		6,003,161	5,961,540	4,442,339
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 04, 2018(4)(5)(6)(10)(15)		3,035,078	3,043,225	3,018,628
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(9)(10)(15)		13,982,241	13,790,699	13,842,419
First Data Corporation	financial intermediaries
first lien senior secured notes, (LIBOR + 4.00%) due March 24, 2021(4)(5)(9)(10)(17)		16,050,721	16,010,429	16,067,414
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(9)(10)(15)		17,237,500	17,174,744	17,194,406
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(9)(15)		6,048,006	6,023,668	5,896,806
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,874,611	12,350,000
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 4.50 (1.00% floor) due June 28, 2019(4)(5)(6)(9)(10)(14)(17)		14,737,500	14,624,497	14,663,813
second lien senior secured notes LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(14)(17)		15,000,000	14,822,255	14,737,500
iEnergizer Limited	printing and publishing
first lien senior secured notes, PRIME + 5.00% due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		6,400,000	6,291,936	5,760,000
Immucor, Inc.	healthcare
senior secured term B notes, LIBOR + 3.75% (1.25% floor) due August 19, 2018(4)(5)(6)(9)(15)		4,332,821	4,245,143	4,343,653
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due August 14, 2020 (4)(5)(6)(9)(10)(14)(15)(19)		11,286,884	11,247,468	11,199,411
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021 (4)(5)(6)(9)(10)(14)(15)(19)		10,806,404	10,874,109	10,716,387
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 8.50% (1.50% floor) due October 16, 2017(4)(5)(6)(9)(10)(15)		18,839,862	18,431,264	18,839,862

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Knowledge Universe Education	education
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due March 18, 2021(4)(5)(6)(9)(10)(15)		$14,872,123	$14,944,081	$14,896,959
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 1, 2022(4)(5)(9)(10)(17)		24,000,000	23,701,883	23,880,000
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(9)(10)(15)		17,825,000	17,703,040	17,847,281
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 2, 2020(4)(5)(6)(9)(10)(15)		12,654,375	12,554,362	12,591,103
Petco Animal Supplies, Inc.	retail
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due November 24, 2017(4)(5)(6)(9)(15)		5,953,247	5,918,356	5,944,972
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 3.25% (1.00% floor) due March 11, 2022(4)(5)(9)(10)(15)		6,000,000	6,024,079	5,983,500
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due September 29,2020(4)(5)(6)(9)(10)(18)		14,932,589	14,904,561	14,957,526
ProQuest LLC	education
senior secured notes, LIBOR + 4.25% (1.00% floor) due October 24, 2021(4)(5)(6)(9)(17)		5,969,964	6,004,739	5,981,188
RBS Holding Company	printing and publishing
second lien senior secured notes, LIBOR + 6.75% (1.50% floor) cash 1.25% PIK due March 23, 2017(3)(4)(5)(6)(15)		22,759,516	13,455,865	18,048,296
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.25% (1.00% floor) due January 31, 2020(4)(5)(6)(10)(17)		9,060,000	8,978,760	8,969,400
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics
first lien senior secured notes, LIBOR + 5.25% (1.25% floor) due December 07, 2018(4)(5)(6)(9)(10)(17)		9,446,635	9,474,104	9,505,676
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(9)(15)		5,914,860	5,872,411	5,742,324
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,374,430	6,115,200
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due February 08, 2019(4)(5)(6)(9)(10)(15)(17)		14,312,028	14,322,954	14,312,028

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(6)(9)(10)(17)		$18,691,246	$18,363,428	$18,737,974
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(9)(10)(14)(17)		17,775,000	17,291,574	16,323,316
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due June 17, 2021(4)(5)(9)(10)(14)(17)		15,000,000	14,452,186	13,125,000
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(17)		17,616,667	17,469,465	17,521,185
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(17)		8,000,000	7,971,110	8,000,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(15)		9,850,000	9,778,305	9,653,000
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(9)(10)(18)		15,920,000	15,771,393	15,959,800
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(15)		14,800,000	14,564,648	14,966,500
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,599,167	2,592,570
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(9)(10)(15)		9,950,000	9,855,324	9,937,563
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(17)		4,803,238	4,769,610	4,797,234
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(17)		10,000,000	9,967,415	9,950,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(15)		8,124,639	8,128,339	8,019,019
Total Senior Secured Notes			$666,279,875	$666,435,381	129.2%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)(21)		$555,554	$549,328	$546,943
Total Subordinated Debt			$549,328	$546,943	0.1%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,755,901	$2,535,600
Total Collateralized Loan Obligation – Debt Investments			$2,755,901	$2,535,600	0.5%
Collateralized Loan Obligation – Equity Investments
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.77% due October 30, 2023(11)(12)(20)		$6,000,000	$3,641,607	$3,900,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.87% due May 10, 2025(11)(12)(20)		12,921,429	9,273,490	8,528,143
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 7.51% due January 17, 2024(11)(12)(20)		15,500,000	11,955,111	10,385,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 11.55% due April 15, 2025(11)(12)(20)		14,250,000	10,940,470	8,971,421
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 14.92% due April 17, 2026(11)(12)(20)		12,750,000	10,611,360	9,314,359
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.89% due July 15, 2024(11)(12)(20)		23,450,000	23,324,898	21,112,476
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.40% due April 18, 2025(11)(12)(20)		10,125,000	8,012,495	7,900,665
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.16% due October 15, 2026(11)(12)(20)		25,784,000	19,855,528	19,709,983
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 2.39% due December 20, 2023(11)(12)(20)		22,000,000	18,161,064	12,320,000
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 8.67% due January 27, 2025(11)(12)(20)		10,000,000	8,948,952	7,500,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.25% due March 9, 2025(11)(12)(20)		18,750,000	15,037,446	14,062,500
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.13% due August 14, 2024(11)(12)(20)		12,750,000	8,783,143	9,052,500
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 16.81% due December 20, 2024(11)(12)(20)		7,500,000	6,187,068	6,600,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 16.67% due April 28, 2025(11)(12)(20)		$8,000,000	$6,769,413	$6,856,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 17.13% due October 18, 2026(11)(12)(20)		5,000,000	4,361,571	4,150,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.16% due October 20, 2025(11)(12)(20)		14,000,000	12,748,244	11,884,800
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 14.64% due January 17, 2027(11)(12)(20)		8,000,000	6,881,559	6,640,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.28% due October 15, 2023(11)(12)(20)		14,217,000	12,060,321	9,796,652
MidOcean Credit CLO IV	structured finance
CLO income notes, estimated yield 19.16% due April 15, 2027(11)(12)(20)		9,500,000	8,215,288	9,025,000
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 12.67% due April 18, 2025(11)(12)(20)		15,000,000	12,855,723	10,242,820
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	554,219
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 13.43% due June 2, 2025(11)(12)(20)		20,000,000	15,035,224	14,600,000
Och Ziff CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.58% due April 30, 2027(11)(12)(20)		13,850,000	12,714,681	12,521,785
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes, estimated yield (15.69%) due August 27, 2020(11)(12)(20)		10,100,000	2,409,279	404,000
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 9.46% due April 15, 2025(11)(12)(20)		9,407,500	8,515,933	6,273,808
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.47% due January 13, 2025(11)(12)(20)		21,500,000	18,988,011	15,635,367
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.69% due January 17, 2024(11)(12)(20)		10,416,666	8,901,781	7,916,666
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.80% due July 17, 2024(11)(12)(20)		9,000,000	6,601,420	6,822,886

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.06% due April 17, 2015(11)(12)(20)		$10,500,000	$8,730,883	$7,373,021
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.96% due January 15, 2024(11)(12)(20)		3,750,000	2,992,347	2,941,121
CLO equity side letter related investments(11)(12)(13)	structured finance	—	—	3,515,167
Total Collateralized Loan Obligation – Equity Investments			$303,514,310	$276,510,359	53.6%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		$100	$3,000,000	$1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	1,712,397	4,935,249
Unitek Global Services	retail
common equity(7)(10)		815,266	535,000	325,500
Total Common Stock			$5,247,397	$6,420,749	1.3%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	3,677,000	3,452,500
Total Preferred Equity			$3,677,000	$3,452,500	0.7%
Total Investments(8)			$982,023,811	$955,901,532	185.4%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $29,318,231 of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $17,419,705; aggregate gross unrealized depreciation for federal income tax purposes is $82,079,855. Net unrealized depreciation is $64,660,150 based upon a tax cost basis of $1,020,561,682.
(9)	All or a portion of this investment represents collateral under the TICC Funding LLC. revolving credit agreement.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2015
(unaudited)

(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR
(19)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.
(20)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund's securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(21)	The Company’s investment in Unitek Global Services, Inc. Holdco PIK note for the period ended June 30, 2015 is now categorized as “subordinated debt,” whereas previously this investment was disclosed a “senior unsecured note.”

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

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(9)(10)(18)		$20,000,000	$19,640,149	$19,768,800
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(9)(10)(14)(18)		18,000,000	17,471,194	17,460,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(18)		15,000,000	14,405,564	14,287,500
STG-Fairway Acquisitions	business services
first lien senior secured notes, LIBOR + 5.00% (1.25% floor) due February 28, 2019(4)(5)(6)(9)(10)(16)		9,211,018	9,141,920	9,038,311
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(18)		19,075,000	18,909,604	18,939,949
Symphony Teleca Services Inc.	business services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due August 07, 2019(4)(5)(9)(10)(18)		16,000,000	15,847,256	15,840,000
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(18)		8,000,000	7,962,890	7,952,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(16)		9,900,000	9,816,492	9,603,000
Total Merchant Services, Inc.	financial intermediary
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(9)(10)(16)		16,000,000	15,840,699	15,840,000
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(16)		15,200,000	14,934,118	15,124,000
Unitek Global Services, Inc.	IT consulting
tranche B term loan, LIBOR + 13.50%, (1.50% floor) Cash 0.00%/PIK 15.00% due April 15, 2018)(3)(4)(5)(6)(10)(15)(18)		12,772,315	11,608,604	6,667,148
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(9)(10)(18)		10,000,000	9,900,312	9,779,200
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 30, 2017(4)(5)(6)(9)(16)		6,207,712	6,227,876	6,139,427
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(18)		5,248,096	5,202,145	5,195,615
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(18)		10,000,000	9,958,342	9,600,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(18)		5,878,332	5,863,887	5,654,955
Total Senior Secured Notes			$705,342,148	$696,953,550	133.8%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing
senior unsecured PIK notes Cash 0.00%/10.00% PIK, due March 08, 2023(3)(5)(6)(14)		$6,351,153	$3,724,816	$6,351,153
Total Senior Unsecured Notes			$3,724,816	$6,351,153	1.2%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.05% due May 10, 2025(4)(5)(11)(12)(16)		$4,500,000	$3,936,123	$3,701,250
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.40% due April 18, 2025(4)(5)(11)(12)(16)		6,000,000	5,183,376	5,122,200
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(16)		3,000,000	2,744,951	2,521,200
Total Collateralized Loan Obligation – Debt Investments			$11,864,450	$11,344,650	2.2%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes due September 20, 2023(11)(12)(19)		$5,000,000	$4,050,000	$3,800,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes due May 10, 2025(11)(12)(19)		12,921,429	9,949,500	9,303,429
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes due January 17, 2024(11)(12)(19)		15,500,000	12,620,875	10,850,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes due April 15, 2025(11)(12)(19)		22,750,000	18,295,625	15,479,495
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes due April 17, 2026(11)(12)(19)		12,750,000	11,156,250	10,784,314
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes due July 15, 2024(11)(12)(19)		23,450,000	24,704,625	22,760,050
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes due April 18, 2025(11)(12)(19)		10,125,000	7,955,000	7,848,089
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes due October 15, 2026(11)(12)(19)		25,784,000	22,689,920	21,916,400
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes due December 20, 2023(11)(12)(19)		22,000,000	20,075,000	14,520,000
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes due January 27, 2025(11)(12)(19)		10,000,000	9,750,000	8,300,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes due March 9, 2025(11)(12)(19)		18,750,000	15,631,250	14,062,500

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes due December 20, 2024(11)(12)(19)		$7,500,000	$6,750,000	$7,200,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes due October 18, 2026(11)(12)		5,000,000	4,412,500	4,412,500
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes due October 20, 2025(11)(12)(19)		14,000,000	13,272,000	11,343,930
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes due January 17, 2027(11)(12)(19)		8,000,000	6,400,000	6,400,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes due October 15, 2023(11)(12)(19)		14,217,000	12,644,215	10,750,460
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes due April 18, 2025(11)(12)(19)		15,000,000	13,473,000	11,729,070
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	570,082
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes due June 2, 2025(11)(12)(19)		20,000,000	16,400,000	15,400,000
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes due August 27, 2020(11)(12)(13)		10,100,000	4,543,935	2,070,500
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes due April 15, 2025(11)(12)(19)		13,407,500	13,073,425	10,496,657
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes due January 13, 2025(11)(12)(19)		21,500,000	20,573,750	17,688,284
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes due January 17, 2024(11)(12)(19)		12,666,666	11,558,333	10,639,999
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes due April 17, 2015(11)(12)(19)		10,500,000	9,450,000	7,671,510
Other CLO equity related investments	structured finance
CLO other(11)(12)(13)		—	—	3,816,649
Total Collateralized Loan Obligation – Equity Investments			$289,429,203	$259,813,918	49.9%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		$100	$3,000,000	$1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)		775,846	1,712,397	4,258,112
Merrill Communications, LLC	printing and publishing
common equity(7)(14)		728,442	3,425,244	4,275,955
Nextag, Inc.	retail
common equity(7)		11,226,123	2,004,002	—
Total Common Stock Investments			$10,141,643	$9,694,067	1.9%

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Warrants
Unitek Global Services, Inc.	IT consulting
warrants to purchase common stock(7)(10)		$309,080	$—	$—
Total Warrants			$—	$—	0.0%
Total Investments(8)			$1,020,502,260	$984,157,338	189.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Nextag, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $44,119,843 of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $14,859,779; aggregate gross unrealized depreciation for federal income tax purposes is $69,463,970. Net unrealized depreciation is $54,604,191 based upon a tax cost basis of $1,038,761,529.
(9)	All or a portion of this investment represents collateral under the revolving credit agreement.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets on a fair value basis.
(15)	Investment is on non-accrual status. During the period ended December 31, 2014, the investment defaulted on its principal and interest payments.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(19)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(20)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$12,484,047	$12,964,092	$25,304,944	$25,622,320
Income from securitization vehicles and investments	9,616,239	14,825,186	17,779,420	29,876,421
Commitment, amendment fee income and other income	1,239,754	1,785,193	1,612,371	2,390,812
Total investment income from non-affiliated/ non-control investments	23,340,040	29,574,471	44,696,735	57,889,553
From affiliated investments:
Interest income – debt investments	95,032	14,703	142,481	14,703
Total investment income from affiliated investments	95,032	14,703	142,481	14,703
From control investments:
Interest income – debt investments	341,835	345,564	680,692	687,330
Total investment income from control investments	341,835	345,564	680,692	687,330
Total investment income	23,776,907	29,934,738	45,519,908	58,591,586
EXPENSES
Compensation expense	395,980	511,370	875,633	926,573
Investment advisory fees	5,308,443	5,441,325	10,318,686	10,397,971
Professional fees	905,924	267,505	1,511,776	997,943
Interest expense and other debt financing expenses	4,996,214	4,933,738	9,938,572	9,841,386
General and administrative	729,117	790,578	1,184,450	1,183,256
Total expenses before incentive fees	12,335,678	11,944,516	23,829,117	23,347,129
Net investment income incentive fees	549,103	1,429,800	(1,505,252)	3,104,579
Capital gains incentive fees	—	(856,158)	—	(3,034,889)
Total incentive fees	549,103	573,642	(1,505,252)	69,690
Total expenses	12,884,781	12,518,158	22,323,865	23,416,819
Net investment income	10,892,126	17,416,580	23,196,043	35,174,767
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	(4,523,697)	(2,347,521)	3,040,553	(3,236,229)
Affiliated investments	(442,785)	5,889,768	7,182,090	3,927,381
Control investments	—	—	—	(740,000)
Total net change in unrealized appreciation/depreciation on investments	(4,966,482)	3,542,247	10,222,643	(48,848)
Net realized gains/(losses) on investments
Non-Affiliated/non-control investments	4,110,376	(2,558,205)	4,200,062	(3,465,167)
Affiliated investments	—	(5,264,838)	(6,762,328)	(5,264,838)
Total net realized gains/(losses) on investments	4,110,376	(7,823,043)	(2,562,266)	(8,730,005)
Net increase in net assets resulting from operations	$10,036,020	$13,135,784	$30,856,420	$26,395,914
Net increase in net assets resulting from net investment income per common share:
Basic	$0.18	$0.29	$0.39	$0.61
Diluted	$0.18	$0.27	$0.38	$0.58
Net increase in net assets resulting from operations per common share:
Basic	$0.17	$0.22	$0.51	$0.46
Diluted	$0.17	$0.21	$0.49	$0.45
Weighted average shares of common stock outstanding:
Basic	59,987,986	60,214,211	60,002,434	57,311,454
Diluted	70,021,138	70,247,363	70,035,586	67,344,606
Distributions per share	$0.29	$0.29	$0.56	$0.58

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Increase (decrease) in net assets from operations:
Net investment income	$23,196,043	$65,457,844
Net realized losses on investments	(2,562,266)	(19,492,649)
Net change in unrealized appreciation/(depreciation) on investments	10,222,643	(49,313,595)
Net increase (decrease) in net assets resulting from operations	30,856,420	(3,348,400)
Distributions to shareholders
Distributions from net investment income	(33,593,272)	(60,189,322)
Tax return of capital distributions	—	(9,697,552)
Total distributions to shareholders	(33,593,272)	(69,886,874)
Capital share transactions:
Issuance of common stock (net of offering costs of $0 and $2,033,950, respectively)	—	66,411,050
Repurchase of common stock	(2,386,209)	(1,172,574)
Reinvestment of distributions	—	2,567,433
Net (decrease) increase in net assets from capital share transactions	(2,386,209)	67,805,909
Total decrease in net assets	(5,123,061)	(5,429,365)
Net assets at beginning of period	520,813,061	526,242,426
Net assets at end of period (including over distributed net investment income of $13,648,630 and $3,251,401, respectively)	$515,690,000	$520,813,061
Capital share activity:
Shares sold	—	6,750,000
Shares repurchased	(315,783)	(154,600)
Shares issued from reinvestment of distributions	—	307,624
Net (decrease) increase in capital share activity	(315,783)	6,903,024

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$30,856,420	$26,395,914
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(19,289,113)	(1,437,882)
Accretion of discount on notes payable and deferred debt issuance costs	928,265	924,420
Increase in investments due to PIK	(501,944)	(690,007)
Purchases of investments	(131,306,064)	(247,296,089)
Repayments of principal and reductions to investment cost value	145,182,733	146,797,332
Proceeds from the sale of investments	44,833,177	52,261,336
Net realized losses on investments	2,562,266	8,730,005
Net change in unrealized appreciation/depreciation on investments	(10,222,643)	48,848
(Increase) decrease in interest and distributions receivable	(1,118,162)	164,826
Decrease (increase) in other assets	14,132	(161,729)
Increase (decrease) in accrued interest payable	189,313	(48,191)
Decrease in investment advisory fee and net investment income incentive fee payable to affiliate	(325,939)	(273,356)
Decrease in accrued capital gains incentive fee	—	(3,034,889)
Increase in accrued expenses	236,031	208,307
Net cash provided (used) by operating activities	62,038,472	(17,411,155)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(32,883,166)	(12,018,971)
Net cash used by investing activities	(32,883,166)	(12,018,971)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	68,445,000
Offering expenses from the issuance of common stock	—	(2,033,950)
Distributions paid (net of stock issued under dividend reinvestment plan of $0 and $1,087,093, respectively)	(33,593,272)	(33,818,574)
Repurchase of common stock	(2,386,209)	—
Net cash (used) provided by financing activities	(35,979,481)	32,592,476
Net (decrease) increase in cash and cash equivalents	(6,824,175)	3,162,350
Cash and cash equivalents, beginning of period	20,505,323	14,933,074
Cash and cash equivalents, end of period	$13,681,148	$18,095,424
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$—	$1,087,093
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$6,215,178	$2,226,747
Securities purchased not settled	$20,561,372	$20,890,000
Cash paid for interest	$8,820,992	$8,965,156

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

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

The Company’s operations include the activities of its wholly-owned subsidiary, TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), and its indirect subsidiaries, TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”) for the periods in which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A., to replace the financing previously obtained through TICC CLO. TICC CLO effectively ceased operations on October 27, 2014, and the notes payable by TICC CLO were repaid with borrowings under the debt facility of TICC Funding. See “Note 7. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

NOTE 3. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME

During the first quarter of 2015, the Company identified a non-material error in its accounting for income from Collateralized Loan Obligation (“CLO”) equity investments. The Company had recorded income from its CLO equity investments using the dividend recognition model as described in ASC 946-320; specifically, dividends were recognized on the applicable record date, subject to estimation and collectability, with a reduction to cost basis in those instances where the Company believed that a return of capital had occurred. The Company has determined that the appropriate method for recording investment income on CLO equity investments is the effective yield method as described in ASC 325-40. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 3. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME – (continued)

cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate.

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

services to the Company. TICC CLO, TICC CLO 2012-1 and TICC Funding would be considered investment companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision making power that drives their economic performance. Accordingly, the Company consolidates the results of the Company’s wholly-owned subsidiaries in its financial statements, and follows the accounting and reporting guidance in FASB “Accounting Standards Codification 946”.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value. At June 30, 2015 and December 31, 2014, cash and cash equivalents consisted solely of demand deposits.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of June 30, 2015.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Collateralized Loan Obligations — Debt and Equity

During the past several years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

INVESTMENT INCOME

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2015 and 2014, the Company held no non-accrual assets in its portfolio.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

For tax purposes, the cost basis of the portfolio investments at June 30, 2015 and December 31, 2014, was approximately $1,020,561,682 and $1,038,761,529, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at June 30, 2015 were as follow:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$0.0	$49.5	$616.9	$666.4
Subordinated Debt	0.0	0.0	0.6	0.6
CLO Debt	0.0	0.0	2.5	2.5
CLO Equity	0.0	0.0	276.5	276.5
Equity	0.0	0.0	9.9	9.9
Total	$0.0	$49.5	$906.4	$955.9

The Company’s assets measured at fair value on a recurring basis at December 31, 2014 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2015 and December 31, 2014, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of June 30, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$546.6	Market quotes	NBIB(1)	74.0% – 101.1%/98.6%
	29.4	Yield Analysis	NBIB(1) Discount Margin	94.9% – 99.3%/96.9% 3.87% – 7.74%/ncm(4)
	6.5	Recent transactions	Actual trade/payoff(6)	99.8%
	21.2	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	79.3% – 98.5%/81.6% 4.25x – 5.75x/ncm(4)

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements				Range/Weighted Average(8)
Assets	Fair Value as of June 30, 2015	Valuation Techniques/ Methodologies		Unobservable Input
bilateral	13.8	Enterprise value(7)		EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	2.5	Market quotes		NBIB(1)	84.5%
CLO equity	263.0	Market quotes		NBIB(1)	4.0% – 95.0%/72.4%
	10.0	Recent transactions		Actual trade(6)	76.0% – 78.4%/76.7%
	3.5	Discounted cash flow	(5)	Discount rate(3)(5)	8.6% – 14.2%/ncm(4)
Equity Shares	9.9	Enterprise value(7)/ Discounted cash flow		EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $187.0/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$906.4

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE – (continued)

(7)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements					Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies		Unobservable Input
Corporate debt investments syndicated	$563.1	Market quotes		NBIB(1)		70.0% – 100.3%/98.2%
	39.6	Yield Analysis		NBIB(1) Discount Margin		96.2% – 99.4%/97.7% 4.10% – 7.90%/ncm(4)
	19.0	Recent transactions		Actual trade/payoffs	(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/ Enterprise value		NBIB(1) EBITDA multiples(2)		52.2% – 100.0%/68.1% 4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)		EBITDA(2) Market multiples(2) Discount rates(3)		$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	11.3	Market quotes		NBIB(1)		82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes		NBIB(1)		20.5% – 97.1%/77.2%
	10.8	Recent transactions		Actual trade(6)		80.0% – 88.3%/83.2%
	4.4	Discounted cash flow	(5)	Discount rates(3)(5)		10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/ Discounted cash(5) flow		EBITDA(2) Market multiples(2) Discount rates(3)		$2.5 – $170.8/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE – (continued)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,368	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,551	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,239	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,137	21,000	—	—	21,000
2017 Convertible Notes(3)	115,000	116,150			116,150
Total	$501,295	$506,150	$—	$—	$506,150

(1)	Fair value of the TICC Funding revolving credit facility is equal to the carrying amount of this credit facility due to the variable interest rate and the short term maturity of this credit facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE – (continued)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	Fair value of the TICC Funding revolving credit facility is equal to the carrying amount of this credit facility due to the variable interest rate and the short term maturity of this credit facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the three months ended June 30, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at March 31, 2015	$636.5	$6.4	$0.5	$8.8	$275.1	$13.9	$941.2
Realized gains (losses) included in earnings	0.4	2.6	0.0	(0.1)	(1.6)	2.8	4.1
Unrealized (depreciation) appreciation included in earnings(1)	(2.1)	(2.5)	0.0	0.3	0.4	(0.6)	(4.5)
Accretion of discount	0.7	0.0	0.0	0.1	9.6	0.0	10.4
Purchases(1)	57.4	0.0	0.0	0.0	30.8	0.0	88.2
Repayments and Sales(1)	(76.1)	(6.6)	0.0	(6.6)	(37.8)	(6.2)	(133.3)
Payment in Kind income	0.1	0.1	0.1	0.0	0.0	0.0	0.3
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2015	$616.9	$0.0	$0.6	$2.5	$276.5	$9.9	$906.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.8)	$0.0	$0.0	$0.0	$(1.9)	$0.3	$(3.4)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE – (continued)

A reconciliation of the fair value of investments for the six months ending June 30, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	0.0	$11.3	$259.8	$9.7	$944.9
Realized (losses) gains included in earnings	(4.3)	2.6	0.0	(0.1)	(1.6)	0.8	(2.6)
Unrealized appreciation (depreciation) included in earnings(1)	8.3	(2.6)	0.0	0.3	2.6	1.4	10.0
Accretion of discount	1.4	0.0	0.0	0.2	17.7	0.0	19.3
Purchases	74.8	0.0	0.5	0.0	58.3	4.2	137.8
Repayments and Sales	(121.2)	(6.6)	0.0	(9.2)	(60.3)	(6.2)	(203.5)
Payment in Kind income	0.2	0.2	0.1	0.0	0.0	0.0	0.5
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2015	$616.9	$0.0	$0.6	$2.5	$276.5	$9.9	$906.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$2.1	$0.0	$0.0	$0.0	$0.4	$0.3	$2.8

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the three months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
Realized gains (losses) included in earnings	(4.7)	0.0	0.1	(2.2)	(0.4)	(0.2)	(0.4)	(7.8)
Unrealized (depreciation) appreciation included in earnings	3.1	0.0	(0.1)	0.0	0.1	0.2	0.2	3.5
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	150.1	0.0	0.0	26.1	2.0	0.0	0.0	178.2
Repayments and Sales	(118.8)	0.0	(1.9)	(29.0)	0.0	0.0	(0.3)	(150.0)
Payment in Kind income	0.3	0.1	0.0	0.0	0.0	0.0	0.0	0.4
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.7)	$0.0	$(0.1)	$(2.9)	$(0.4)	$0.0	$(0.3)	$(4.4)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 5. FAIR VALUE – (continued)

A reconciliation of the fair value of investments for the six months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(6.2)	0.0	0.7	(2.2)	(0.4)	(0.2)	(0.4)	(8.7)
Unrealized (depreciation) appreciation included in earnings	3.5	0.1	(0.7)	(1.8)	(0.9)	(0.2)	(0.1)	(0.1)
Accretion of discount	1.2	0.0	0.2	0.0	0.0	0.0	0.0	1.4
Purchases	198.7	0.0	0.0	60.6	2.0	0.0	0.0	261.3
Repayments and Sales	(168.4)	0.0	(7.6)	(29.1)	0.0	0.0	(0.3)	(205.4)
Payment in Kind income	0.5	0.2	0.0	0.0	0.0	0.0	0.0	0.7
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.1	$0.0	$(0.1)	$(4.1)	$(1.3)	$0.0	$(0.4)	$(5.8)

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$666.4	69.7%	$697.0	70.8%
Subordinated Debt	0.6	0.1%	6.4	0.7%
CLO Equity	276.5	28.9%	259.8	26.4%
CLO Debt	2.5	0.3%	11.3	1.1%
Equity	9.9	1.0%	9.7	1.0%
Total	$955.9	100.0%	$984.2	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At June 30, 2015 and December 31, 2014, respectively, cash, cash equivalents and restricted cash were as follows:

	June 30, 2015	December 31, 2014
Cash	$13,681,148	$20,505,323
Cash Equivalents	—	—
Total Cash and Cash Equivalents	$13,681,148	$20,505,323
Restricted Cash	$53,459,416	$20,576,250

NOTE 7. BORROWINGS

On April 27, 2015, TICC, as collateral manager, on behalf of TICC CLO, executed the satisfaction and discharge of the underlying indenture of the issuer, TICC CLO.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of June 30, 2015, the Company’s asset coverage for borrowed amounts was 201.38%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	June 30, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,368	(1)	$176,000	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,551	(1)	20,000	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,239	(1)	23,000	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,137	(1)	21,000	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC Notes	240,000	236,295		240,000	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	150,000	150,000		150,000	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		116,150	115,000	115,000		119,025
	$505,000	$501,295		$506,150	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,632, $449, $761 and $863, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2015 were 3.57% and 5.1 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 7. BORROWINGS – (continued)

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

On October 27, 2014, in conjunction with the revolving debt credit facility established under TICC Funding LLC, the Company redeemed all of the $101,250,000 Class A secured notes issued by TICC CLO (see discussion on “Credit Facility,” below). On April 27, 2015, TICC Capital Corp., as collateral manager, on behalf of TICC CLO, executed the full satisfaction and discharge of the underlying indenture of the issuer, TICC CLO.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three and six months ended June 30, 2015 and 2014, respectively:

TICC CLO LLC	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stated interest expense	$—	$635,070	$—	$1,264,979
Amortization of deferred issuance costs	—	75,422	—	150,015
Note discount expense	—	39,596	—	78,741
Total interest expense	$—	$750,088	$—	$1,493,735
Effective annualized average interest rate	—	2.97%	—	2.98%
Cash paid for interest	$—	$615,929	$—	$1,273,786

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2015, the secured notes of the “2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 7. BORROWINGS – (continued)

are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of June 30, 2015.

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

As of June 30, 2015, there were 41 investments in portfolio companies with a total fair value of approximately $310.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at June 30, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of June 30, 2015, TICC had a deferred debt issuance balance of approximately $2.8 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stated interest expense	$1,700,489	$1,677,568	$3,366,907	$3,339,486
Amortization of deferred issuance costs	85,720	85,720	170,498	170,498
Note discount expense	110,424	109,780	219,477	218,198
Total interest expense	$1,896,633	$1,873,068	$3,756,882	$3,728,182
Effective annualized average interest rate	3.17%	3.13%	3.16%	3.13%
Cash paid for interest	$1,676,960	$1,679,365	$3,373,552	$3,378,870

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through May 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%. Effective May 26, 2015 and through June 30, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.282%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 7. BORROWINGS – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2015, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.03200%	175	$885,104	$898,529	$49,469	$1,776,946	$1,775,902	$98,372
Class B-1 Notes	3.78200%	350	188,080	190,578	13,438	378,870	377,780	26,712
Class C-1 Notes	5.03200%	475	288,167	291,838	22,413	581,048	578,995	44,532
Class D-1 Notes	6.03200%	575	315,609	319,544	25,104	636,688	634,230	49,861
Total			$1,676,960	$1,700,489	$110,424	$3,373,552	$3,366,907	$219,477

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2014, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.97715%	175	$883,038	$881,720	$49,379	$1,777,015	$1,755,793	$98,193
Class B-1 Notes	3.72715%	350	188,817	188,668	13,372	379,850	375,495	26,581
Class C-1 Notes	4.97715%	475	289,814	289,641	22,217	582,974	576,366	44,143
Class D-1 Notes	5.97715%	575	317,696	317,539	24,812	639,031	631,832	49,281
Total			$1,679,365	$1,677,568	$109,780	$3,378,870	$3,339,486	$218,198

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2015 and 2014 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 7. BORROWINGS – (continued)

price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at June 30, 2015 was approximately $1.4 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2015, the Company had a deferred debt issuance balance of approximately $1.5 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and six months ended June 30, 2015 and 2014, respectively:

2017 Convertible Notes	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stated interest expense	$2,156,250	$2,156,250	$4,312,500	$4,312,500
Amortization of deferred issuance costs	154,332	154,332	306,968	306,968
Total interest expense	$2,310,582	$2,310,582	$4,619,468	$4,619,468
Effective annualized average interest rate	8.06%	8.06%	8.10%	8.10%
Cash paid for interest	$4,312,500	$4,312,500	$4,312,500	$4,312,500

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

As of June 30, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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
JUNE 30, 2015
(unaudited)

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

As of June 30, 2015, there were 40 investments in portfolio companies with a total fair value of approximately $279.3 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at June 30, 2015 was approximately $0.7 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Facility. As of June 30, 2015, TICC had a deferred debt balance of approximately $0.7 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three and six months ended June 30, 2015:

Credit Facility	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Stated interest expense	$672,699	$1,330,899
Amortization of deferred issuance costs	116,300	231,322
Total interest expense	$789,999	$1,562,221
Effective annualized average interest rate	2.08%	2.07%
Cash paid for interest	$658,200	$1,134,940

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$10,892,126	$17,416,580	$23,196,043	$35,174,767
Weighted average common shares outstanding – basic	59,987,986	60,214,211	60,002,434	57,311,454
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.18	$0.29	$0.39	$0.61
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$10,892,126	$17,416,580	$23,196,043	$35,174,767
Adjustments for interest on convertible senior notes, deferred issuance costs, base management fees and incentive fees(2)	—	1,857,027	3,708,297	3,713,209
Net investment income, as adjusted(1)(2)	$10,892,126	$19,273,607	$26,904,340	$38,887,976
Weighted average common shares outstanding – basic	59,987,986	60,214,211	60,002,434	57,311,454
Adjustments for dilutive effect of convertible notes(2)	—	10,033,152	10,033,152	10,033,152
Weighted average common shares outstanding – diluted(2)	59,987,986	70,247,363	70,035,586	67,344,606
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.18	$0.27	$0.38	$0.58

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 8. EARNINGS PER SHARE – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations(1)	$10,036,020	$13,135,784	$30,856,420	$26,395,914
Weighted average common shares outstanding – basic	59,987,986	60,214,211	60,002,434	57,311,454
Net increase in net assets resulting from operations per common share – basic	$0.17	$0.22	$0.51	$0.46
Net increase in net assets resulting from operations per common share – diluted:
Net increase in net assets resulting from operations, before adjustments(1)	$10,036,020	$13,135,784	$30,856,420	$26,395,914
Adjustments for interest on convertible senior notes, deferred issuance costs, base management fees and incentive fees(2)	—	1,857,027	3,708,297	3,713,209
Net increase in net assets resulting from operations, as adjusted(1)(2)	$10,036,020	$14,992,811	$34,564,717	$30,109,123
Weighted average common shares outstanding – basic	59,987,986	60,214,211	60,002,434	57,311,454
Adjustments for dilutive effect of convertible notes(2)	—	10,033,152	10,033,152	10,033,152
Weighted average common shares outstanding – diluted(2)	59,987,986	70,247,363	70,035,586	67,344,606
Net increase in net assets resulting from operations per common share – diluted(1)	$0.17	$0.21	$0.49	$0.45

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2015, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective periods’ diluted earnings per share computation.
The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2015:

Adjustments for interest on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$1,855,170
Adjustments for dilutive effect of convertible notes	10,033,152 shares

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

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

The following table represents the Base Fee for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Investment advisory fee	$5,308,443	$5,441,325	$10,318,686	$10,397,971

The investment advisory fee payable to TICC Management as of June 30, 2015 and December 31, 2014, was approximately $5.3 million and $5.4 million, respectively.

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

During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” As a result of this error, because the net investment income incentive fee in prior years was based upon net investment income as previously reported, the net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through the year ended 2014. Therefore, a reduction in expenses as well as “due from affiliate” of approximately $2.4 million was recorded for the quarter ended March 31, 2015, which represents the cumulative indirect effect of the error on the Company’s net investment income incentive fees. This reversal of expenses was partially offset by net investment income incentive fees

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

earned for the six months ended June 30, 2015 of approximately $867,000. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

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

The following table represents the net investment income incentive fees for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net investment income incentive fee	$549,103	$1,429,800	$(1,505,252)	$3,104,579

The net investment income incentive fee payable to TICC Management as of June 30, 2015 and December 31, 2014, was approximately $0.5 million and $0.8 million, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

The following table represents the hypothetical capital gains incentive fees for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Capital gains incentive fees	$—	$(856,158)	$—	$(3,034,889)

The accrued capital gains incentive fee payable to TICC Management as of June 30, 2015 and December 31, 2014, was approximately $0.0 million and $0.0 million, respectively.

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

For the three months ended June 30, 2015 and 2014, TICC incurred base investment advisory fees of approximately $5.3 million and $5.4 million, respectively, in accordance with the terms of the Investment Advisory Agreement; for the six months ended June 30, 2015 and 2014, TICC incurred approximately $10.3 million and $10.4 million, respectively. In addition, for the three months ended June 30, 2015 and 2014, TICC incurred approximately $396,000 and $511,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the six months ended June 30, 2015 and 2014, TICC incurred compensation expenses of approximately $876,000 and $927,000, respectively. Further, TICC incurred approximately $37,000 and $18,000 for facility costs allocated under the agreement for each of the quarters ended June 30, 2015 and 2014, respectively; for the six months ended June 30, 2015 and 2014, TICC incurred approximately $55,000 and $37,000, respectively. At June 30, 2015 and December 31, 2014, respectively, approximately $5.3 million and $5.4 million of the base investment advisory fees remained payable to TICC Management. As of June 30, 2015 and December 31, 2014, compensation expense payable was $179,000 and $0, respectively, and for the same periods, facility expense payable was approximately $23,000 and $5,000, respectively.

NOTE 10. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 10. DISTRIBUTIONS – (continued)

to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with US federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

On March 31, 2015 and June 30, 2015, the Company paid a distribution of $0.27 per share and $0.29 per share, respectively. The Company has a distribution reinvestment plan under which all distributions are paid to stockholders in the form of additional shares purchased in the open market, unless a stockholder elects to receive cash.

NOTE 11. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2015 was $8.60, and at December 31, 2014 was $8.64. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 12. INVESTMENT INCOME

The following tables set forth the components of investment income for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Interest income
Stated interest income	$11,927,148	$12,171,819
Original issue discount and market discount income	738,668	725,983
Payment-in-kind income	255,700	355,345
(Premium expense) discount income derived from unscheduled remittances at par	(602)	71,212
Total interest income	$12,920,914	$13,324,359
Income from securitization vehicles(1)	$9,616,239	$14,825,186
Commitment, amendment and other fee income
Fee letters	$340,115	$335,074
Loan prepayment and bond call fees	360,000	1,313,840
All other fees	539,639	136,279
Total commitment, amendment and other fee income	$1,239,754	$1,785,193
Total investment income	$23,776,907	$29,934,738

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 12. INVESTMENT INCOME – (continued)

The following tables set forth the components of investment income for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Interest income
Stated interest income	$24,057,169	$24,055,299
Original issue discount and market discount income	1,509,693	1,437,882
Payment-in-kind income	501,944	690,007
Discount income derived from unscheduled remittances at par	59,311	141,165
Total interest income	$26,128,117	$26,324,353
Income from securitization vehicles(1)	$17,779,420	$29,876,421
Commitment, amendment and other fee income
Fee letters	$674,815	$581,595
Loan prepayment and bond call fees	360,000	1,538,880
All other fees	577,556	270,337
Total commitment, amendment and other fee income	$1,612,371	$2,390,812
Total investment income	$45,519,908	$58,591,586

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to its consolidated financial statements.

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2015 and 2014, respectively, the Company received no fee income for managerial assistance.

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the quarter ended June 30, 2015, TICC did not repurchase any shares under the program.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of June 30, 2015, the Company had commitments to purchase additional debt investments of approximately $35.0 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 14. COMMITMENTS AND CONTINGENCIES – (continued)

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

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ending June 30, 2015 and 2014, respectively, are as follows:

	Three Months Ended June 30, 2015 (unaudited)	Three Months Ended June 30, 2014 (unaudited)	Six Months Ended June 30, 2015 (unaudited)	Six Months Ended June 30, 2014 (unaudited)
Per Share Data
Net asset value at beginning of period	$8.72	$9.78	$8.64	$9.85
Net investment income(1)(3)	0.18	0.29	0.39	0.61
Net realized and unrealized capital gains(2)(3)	(0.01)	(0.07)	0.12	(0.15)
Total from net investment operations	0.17	0.22	0.51	0.46
Distributions per share from net investment income	(0.29)	(0.29)	(0.56)	(0.58)
Distributions based on weighted average share impact	—	—	—	(0.02)
Total distributions(4)	(0.29)	(0.29)	(0.56)	(0.60)
Effect of shares repurchased, gross	—	—	0.01	—
Net asset value at end of period	$8.60	$9.71	$8.60	$9.71
Per share market value at beginning of period	$6.92	$9.78	$7.53	$10.34
Per share market value at end of period	$6.72	$9.90	$6.72	$9.90
Total return(5)	1.30%	4.19%	(3.27)%	1.47%
Shares outstanding at end of period	59,987,986	60,267,093	59,987,986	60,267,093
Ratios/Supplemental Data
Net assets at end of period (000’s)	515,690	585,231	515,690	585,231
Average net assets (000’s)	519,370	587,170	520,160	559,935
Ratio of expenses to average net assets(6)	9.92%	8.53%	8.58%	8.36%
Ratio of net investment income to average net assets(6)	8.39%	11.86%	8.92%	12.56%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 15. FINANCIAL HIGHLIGHTS – (continued)

yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.
(4)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(5)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(6)	Annualized.
(7)	The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015 (unaudited)	Three Months Ended June 30, 2014 (unaudited)	Six Months Ended June 30, 2015 (unaudited)	Six Months Ended June 30, 2015 (unaudited)
Ratio of expenses before incentive fees to average net assets	9.50%	8.14%	9.16%	8.34%
Ratio of net investment income incentive fees to average net assets	0.42%	0.97%	(0.58)%	1.11%
Ratio of capital gains incentive fees to average net assets	—	(0.58)%	—	(1.09)%
Ratio of expenses, excluding interest expense, to average net assets	6.08%	5.17%	4.76%	4.85%

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,”which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company is assessing the impact of the adoption of ASU 2015-03 on its financial statements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company is assessing the impact of adoption of ASU 2015-07 on its financial statements.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 18. RISKS AND UNCERTAINTIES – (continued)

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

NOTE 19. SUBSEQUENT EVENTS

Distributions

On July 30, 2015, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2015 to shareholders of record as of September 16, 2015.

Appointment of Chief Accounting Officer

On August 4, 2015, the Board of Directors of TICC Capital Corp. (the “Company”) appointed Bruce L. Rubin as the Chief Accounting Officer of the Company, in addition to Mr. Rubin’s prior positions as Senior Vice President, Treasurer and Controller of the Company.

Sale of the Company’s Investment Adviser

On August 3, 2015, the members of TICC Management, the investment adviser to the Company, entered into a purchase agreement with an affiliate of Benefit Street Partners L.L.C. (“BSP”), pursuant to which BSP will acquire control of TICC Management (the “Transaction”). The Transaction would result in a change in control of the Adviser, and as a result, an assignment and subsequent termination of the current investment advisory agreement, dated July 1, 2011, between the Company and TICC Management (the “Existing Advisory Agreement”) in accordance with the 1940 Act.

On August 5, 2015, the Company filed a preliminary proxy statement (the “Proxy Statement”) in connection with a special meeting of the Company’s stockholders (the “Special Meeting”), at which the stockholders of the Company will be asked to approve a new investment advisory agreement between the Company and TICC Management (the “New Advisory Agreement”). As described in the Proxy Statement, all material terms of the Existing Advisory Agreement and the New Advisory Agreement, including investment advisory fees, will remain unchanged. The 1940 Act requires that a new investment advisory agreement be approved by both a majority of an investment company’s “non-interested” directors and “a majority of the outstanding voting securities,” as such terms are defined under the 1940 Act. The Company’s Board of Directors, including a majority of non-interested directors, has approved the New Advisory Agreement and believes it to be in the best interests of the Company and its stockholders. If approved by the required majority of the Company’s stockholders, the New Advisory Agreement will become effective upon the closing of the Transaction, which is expected to occur as soon as practicable following the Special Meeting.

In addition, the Company’s stockholders will be asked to vote on the election of the four non-interested director nominees named in the Proxy Statement at the Special Meeting. Further, at the closing of the Transaction, the Company’s two current interested directors, Jonathan H. Cohen and Charles M. Royce, would resign from the Board of Directors and would be replaced by two interested directors, Thomas J. Gahan and Richard J. Byrne, affiliated with BSP. As a result, upon the closing of the Transaction, the Company’s Board of Directors would consist of seven non-interested directors and two interested directors. Therefore, the Company would satisfy the 75% non-interested director requirement under Section 15(f) of the 1940 Act upon the closing of the Transaction. Closing of the Transaction, which is also subject to certain regulatory and other approvals, is expected to occur in the fourth quarter of 2015. In addition, upon the consummation of the Transaction, the executive officers of the Company and the investment committee of the Adviser will resign and will be replaced with certain individuals affiliated with BSP.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 19. SUBSEQUENT EVENTS  – (continued)

Following the completion of the Transaction, the Company’s name will change and the Company will continue to be a business development company, however, stockholders will still own the same amount and type of shares in the same Company. The shares of common stock of the Company will continue to be listed on the NASDAQ Global Select Market, although the ticker symbol will change upon the change in the name of the Company. Further details regarding the business to be conducted at the Special Meeting are more fully described in the Proxy Statement.

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

Except where the context requires otherwise, the terms “TICC,” “Company,” “we,” “us” and “our” refer to TICC Capital Corp. together with its subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), and TICC Funding, LLC (“TICC Funding”); “TICC Management” refers to TICC Management, LLC; and “BDC Partners” refers to BDC Partners, LLC.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of June 30, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 13 and 103 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.6%.

Our loans may carry a provision for deferral of some or all of the interest payments and amendment fees, which will be added to the principal amount of the loan. This form of deferred income is referred to as “payment-in-kind,” or “PIK,” interest or other income and, when earned, is recorded as interest or other income and an increase in the principal amount of the loan. For the quarter ended June 30, 2015, we recognized approximately $0.3 million from PIK interest income associated with our investments in Unitek Global Solutions, Inc., Merrill Communications, LLC and RBS Holding Company compared to PIK interest of approximately $0.4 million for the quarter ended June 30, 2014. In the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK income, we may be required to liquidate assets in order to pay a portion of the incentive fee due to TICC Management.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of June 30, 2015.

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

Collateralized Loan Obligations — Debt and Equity

During the past several years, we have acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such marks, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board of Directors for its determination of fair value of these investments.

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

Our assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 at June 30, 2015, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$49.5	$616.9	$666.4
Subordinated Debt	0.0	0.0	0.6	0.6
CLO Debt	0.0	0.0	2.5	2.5
CLO Equity	0.0	0.0	276.5	276.5
Equity	0.0	0.0	9.9	9.9
Total	$0.0	$49.5	$906.4	$955.9

Our assets measured at fair value on a recurring basis at December 31, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of June 30, 2015 and December 31, 2014, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of June 30, 2015	Valuation Techniques/Methodologies		Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$546.6	Market quotes		NBIB(1)	74.0% – 101.1%/98.6%
	29.4	Yield Analysis		NBIB(1) Discount Margin	94.9% – 99.3%/96.9% 3.87% – 7.74%/ncm(4)
	6.5	Recent transactions		Actual trade/payoff(6)	99.8% – 99.8%/99.8%
	21.2	Market quotes/ Enterprise value		NBIB(1) EBITDA multiples(2)	79.3% – 98.5%/81.6% 4.25x – 5.75x/ncm(4)
bilateral	13.8	Enterprise value(7)		EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	2.5	Market quotes		NBIB(1)	84.5%
CLO equity	263.0	Market quotes		NBIB(1)	4.0% – 95.0%/72.4%
	10.0	Recent transactions		Actual trade(6)	76.0% – 78.4%/76.7%
	3.5	Discounted cash flow	(5)	Discount rate(3)(5)	8.6% – 14.2%/ncm(4)
Equity Shares	9.9	Enterprise value(7)/ Discounted cash flow		EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $187.0/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$906.4

(1)	We generally use prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	We will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. We will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2014	Valuation Techniques/Methodologies	Unobservable Input
Corporate debt investments syndicated	$563.1	Market quotes	NBIB(1)	70.0% – 100.3%/98.2%
	39.6	Yield Analysis	NBIB(1) Discount Margin	96.2% – 99.4%/97.7% 4.10% – 7.90%/ncm(4)
	19.0	Recent transactions	Actual trade/payoffs(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	52.2% – 100.0%/68.1% 4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4) N/A
CLO debt	11.3	Market quotes	NBIB(1)	82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes	NBIB(1)	20.5% – 97.1%/77.2%
	10.8	Recent transactions	Actual trade(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow(5)	Discount rates(3)(5)	10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $170.8/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of our financial liabilities disclosed, but not carried, at fair value as of June 30, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,368	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,551	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,239	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,137	21,000	—	—	21,000
2017 Convertible Notes(3)	115,000	116,150			116,150
Total	$501,295	$506,150	$—	$—	$506,150

(1)	Fair value of the TICC LLC revolving credit facility is equal to the carrying amount of the Facility due to the variable interest rate and the short term maturity of the Facility.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the three months ended June 30, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at March 31, 2015	$636.5	$6.4	$0.5	$8.8	$275.1	$13.9	$941.2
Realized gains (losses) included in earnings	0.4	2.6	0.0	(0.1)	(1.6)	2.8	4.1
Unrealized (depreciation) appreciation included in earnings(1)	(2.1)	(2.5)	0.0	0.3	0.4	(0.6)	(4.5)
Accretion of discount	0.7	0.0	0.0	0.1	9.6	0.0	10.4
Purchases(1)	57.4	0.0	0.0	0.0	30.8	0.0	88.2
Repayments and Sales(1)	(76.1)	(6.6)	0.0	(6.6)	(37.8)	(6.2)	(133.3)
Payment in Kind income	0.1	0.1	0.1	0.0	0.0	0.0	0.3
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2015	$616.9	$0.0	$0.6	$2.5	$276.5	$9.9	$906.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.8)	$0.0	$0.0	$0.0	$(1.9)	$0.3	$(3.4)

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the six months ending June 30, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$0.0	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(4.3)	2.6	0.0	(0.1)	(1.6)	0.8	(2.6)
Unrealized appreciation (depreciation) included in earnings(1)	8.3	(2.6)	0.0	0.3	2.6	1.4	10.0
Accretion of discount	1.4	0.0	0.0	0.2	17.7	0.0	19.3
Purchases	74.8	0.0	0.5	0.0	58.3	4.2	137.8
Repayments and Sales	(121.2)	(6.6)	0.0	(9.2)	(60.3)	(6.2)	(203.5)
Payment in Kind income	0.2	0.2	0.1	0.0	0.0	0.0	0.5
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2015	$616.9	$0.0	$0.6	$2.5	$276.5	$9.9	$906.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$2.1	$0.0	$0.0	$0.0	$0.4	$0.3	$2.8

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the three months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at March 31, 2014	$626.5	$6.0	$23.3	$269.7	$12.8	$0.0	$0.6	$938.9
Realized gains (losses) included in earnings	(4.7)	0.0	0.1	(2.2)	(0.4)	(0.2)	(0.4)	(7.8)
Unrealized (depreciation) appreciation included in earnings	3.1	0.0	(0.1)	0.0	0.1	0.2	0.2	3.5
Accretion of discount	0.6	0.0	0.1	0.0	0.0	0.0	0.0	0.7
Purchases(1)	150.1	0.0	0.0	26.1	2.0	0.0	0.0	178.2
Repayments and Sales	(118.8)	0.0	(1.9)	(29.0)	0.0	0.0	(0.3)	(150.0)
Payment in Kind income	0.3	0.1	0.0	0.0	0.0	0.0	0.0	0.4
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(0.7)	$0.0	$(0.1)	$(2.9)	$(0.4)	$0.0	$(0.3)	$(4.4)

(1)	Includes rounding adjustments to reconcile period balances.

A reconciliation of the fair value of investments for the six months ended June 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Note Investments	Senior Unsecured Note Investments	Collateralized Loan Obligation Debt Investments	Collateralized Loan Obligation Equity Investments	Common Stock Investments	Preferred Share Equity Investments	Warrants to Purchase Equity Investments	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(6.2)	0.0	0.7	(2.2)	(0.4)	(0.2)	(0.4)	(8.7)
Unrealized appreciation (depreciation) included in earnings	3.5	0.1	(0.7)	(1.8)	(0.9)	(0.2)	(0.1)	(0.1)
Accretion of discount	1.2	0.0	0.2	0.0	0.0	0.0	0.0	1.4
Purchases	198.7	0.0	0.0	60.6	2.0	0.0	0.0	261.3
Repayments and Sales	(168.4)	0.0	(7.6)	(29.1)	0.0	0.0	(0.3)	(205.4)
Payment in Kind income	0.5	0.2	0.0	0.0	0.0	0.0	0.0	0.7
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.1	$0.0	$(0.1)	$(4.1)	$(1.3)	$0.0	$(0.4)	$(5.8)

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2015 and 2014, we held no non-accrual assets in our portfolio.

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

Payment in Kind Interest

We have investments in our portfolio which contain a contractual payment-in-kind (“PIK”) provision. PIK interest computed at the contractual rate is added to the principal balance of the investment, is accrued into income and reflected as receivable up to the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company believes that PIK is expected to be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends, even though we have not collected any cash. For the three months ended June 30, 2015 and 2014, we recorded PIK income of approximately $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2015 and 2014, we recorded PIK income of approximately $0.5 million and $0.7 million, respectively.

In addition, we recorded discount income of approximately $0.7 million for each of the three months ended June 30, 2015 and 2014, representing the amortization of the discount attributed to certain debt securities purchased by us, including original issue discount (“OID”) and market discount. The Company had discount income of approximately $1.5 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $955.9 million and $984.2 million as of June 30, 2015 and December 31, 2014, respectively. The decrease in the value of investments during the six month period ended June 30, 2015, was due primarily to debt repayments and sales of securities totaling approximately $203.5 million and, partially offset by purchases of investments of approximately $147.8 million and net unrealized appreciation on our investment portfolio of approximately $10.2 million.

During the quarter ended June 30, 2015, we closed approximately $88.2 million in portfolio investments, including additional investments of approximately $66.0 million in existing portfolio companies and approximately $22.2 million in new portfolio companies. For the year ended December 31, 2014, we had closed approximately $556.7 million in portfolio investments, including additional investments of approximately $203.7 million in existing portfolio companies and approximately $353.0 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2015, we recognized proceeds of approximately $33.4 million largely from the aggregate proceeds from the sale of our equity investment held in Merrill Communications, LLC ($6.2 million), CLO debt and equity investment in Carlyle Global Market Strategies CLO ($6.5 million), CLO equity investment in Ares XXVI CLO LTD ($5.8 million) and aggregate proceeds from the sale of several other debt and equity investments ($14.9 million), whereas, for the year ended December 31, 2014, we recognized proceeds of approximately $127.5 million from the sales of securities. Also, during the quarter ended June 30, 2015, we had repayments and amortization payments of approximately $99.9 million (including reductions to investment cost value of approximately $19.6 million associated with the effective yield accounting methodology), whereas, for the year ended December 31, 2014, we had repayments and amortization payments of approximately $311.9 million.

As of June 30, 2015, we had investments in debt securities of, or loans to, 50 portfolio companies, with a fair value of approximately $669.5 million, and equity investments of approximately $286.4 million. These debt investments included approximately $0.5 million in PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2014, we had investments in debt securities of, or loans to, 57 portfolio companies, with a fair value of approximately $714.7 million, and equity investments of approximately $269.5 million. These debt investments included approximately $1.2 million in accrued PIK interest.

A reconciliation of the investment portfolio for the six months ended June 30, 2015 and the year ended December 31, 2014 follows:

	June 30, 2015	December 31, 2014
	(dollars in millions)	(dollars in millions)
Beginning investment portfolio	$984.2	$931.6
Portfolio investments acquired	147.8	556.7
Repayments of principal and reductions to investment cost value	(152.5)	(311.9)
Sales of securities	(51.0)	(127.5)
Payment in Kind(1)	0.5	1.3
Accretion of discounts on investments	19.3	2.8
Net unrealized appreciation (depreciation)	10.2	(49.3)
Net realized (losses)	(2.6)	(19.5)
	$955.9	$984.2

(1)	Includes rounding adjustments to reconcile December 31, 2014 period balances.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

	New Investments	Repayments of Principal and Reductions to Investment Cost value	Sales of Securities
	(dollars in millions)	(dollars in millions)	(dollars in millions)
Quarter ended
June 30, 2015	$88.2	$99.9	$33.4
March 31, 2015	59.6	52.6	17.6
Total	$147.8	$152.5	$51.0
December 31, 2014	$193.8	$87.3	$24.7
September 30, 2014	97.6	73.7	48.3
June 30, 2014	178.3	116.6	33.4
March 31, 2014	87.0	34.3	21.1
Total	$556.7	$311.9	$127.5

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(dollars in millions)		(dollars in millions)
Senior Secured Notes	$666.4	69.7%	$697.0	70.8%
Subordinated Debt	0.6	0.1%	6.4	0.7%
CLO Equity	276.5	28.9%	259.8	26.4%
CLO Debt	2.5	0.3%	11.3	1.1%
Equity	9.9	1.0%	9.7	1.0%
Total	$955.9	100.0%	$984.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance(1)	279.0	29.2%	$271.2	27.5%
Telecommunication services	122.4	12.8%	115.7	11.8%
Financial intermediaries	85.7	9.0%	89.4	9.1%
Business services	71.8	7.5%	105.4	10.7%
Printing and publishing	71.6	7.5%	73.4	7.5%
Software	59.1	6.2%	87.5	8.9%
Consumer services	33.8	3.5%	36.0	3.6%
Education	25.3	2.6%	22.1	2.3%
Enterprise software	18.7	2.0%	34.3	3.5%
Logistics	18.9	2.0%	13.9	1.4%
Retail	18.4	1.9%	13.9	1.4%
Healthcare	17.8	1.9%	13.2	1.3%
Computer hardware	17.5	1.8%	18.9	1.9%
Grocery	17.0	1.8%	13.0	1.3%
Utilities	16.3	1.7%	9.6	1.0%
Travel	15.0	1.6%	15.1	1.5%
Radio and television	14.3	1.5%	14.2	1.5%

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Aerospace and defense	12.6	1.3%	12.7	1.3%
Leisure goods	9.7	1.0%	9.6	1.0%
Electronics	9.5	1.0%	3.4	0.3%
Pharmaceutical	8.9	0.9%	5.0	0.5%
IT consulting	6.9	0.7%	6.7	0.7%
Auto parts manufacturer	5.7	0.6%	0.0	0.0%
Total	$955.9	100.0%	$984.2	100.0%

(1)	Reflects our debt and equity investments in CLOs as of June 30, 2015 and December 31, 2014, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2015 and December 31, 2014, our portfolio had a weighted average grade of 2.1 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.

At June 30, 2015 and December 31, 2014, our debt investment portfolio was graded as follows:

		June 30, 2015
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	584.3	85.5%	580.8	86.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	99.5	14.5%	88.7	13.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non – accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non – accrual status.	—	0.0%	—	0.0%
		$683.8	100.0%	$669.5	100.0%

		December 31, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	675.8	91.1%	662.8	92.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	51.2	6.9%	43.5	6.1%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche.	15.0	2.0%	8.3	1.1%
		$742.0	100.0%	$714.6	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2015 to the three months ended June 30, 2014.

Investment Income

As of June 30, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 13 and 103 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.6%, compared with 8.2% as of June 30, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the three months ended June 30, 2015 was approximately $23.8 million compared to approximately $29.9 million for the three months ended June 30, 2014. This decrease was due to a reduction of income recognized on the CLO equity investments in our portfolio. The total principal value of income producing debt investments as of June 30, 2015 and June 30, 2014 was approximately $683.8 million and $715.4 million, respectively.

The following tables set forth the components of investment income for the three months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Interest income
Stated interest income	$11,927,148	$12,171,819
Original issue discount and market discount income	738,668	725,983
Payment-in-kind income	255,700	355,345
(Premium expense) discount income derived from unscheduled remittances at par	(602)	71,212
Total interest income	$12,920,914	$13,324,359
Income from securitization vehicles(1)	$9,616,239	$14,825,186
Commitment, amendment and other fee income
Fee letters	$340,115	$335,074
Loan prepayment and bond call fees	360,000	1,313,840
All other fees	539,639	136,279
Total commitment, amendment and other fee income	$1,239,754	$1,785,193
Total investment income	$23,776,907	$29,934,738

(1)	During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

Operating Expenses

Total expenses for the quarter ended June 30, 2015 were approximately $12.9 million and expenses before incentive fees, for the quarter ended June 30, 2015, were approximately $12.3 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees increased approximately $0.4 million from the quarter ended June 30, 2014, attributable to higher professional fees partially offset by lower investment advisory fees and compensation expense. Expenses before incentive fees for the quarter ended June 30, 2014 were approximately $11.9 million.

The investment advisory base fee for the quarter ended June 30, 2015 was approximately $5.3 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2014 was approximately $5.4 million as the weighted average gross assets declined due largely to lower fair values. At each of June 30, 2015 and December 31, 2014, respectively, approximately $5.9 million and $6.2 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the second quarter of 2015 was approximately $5.0 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, compared with interest expense of approximately $4.9 million for the quarter ended June 30, 2014.

The table below summarizes the components of interest expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—	$—	$—	$635.1	$39.6	$75.4	$750.1
TICC CLO 2012-1 LLC Class A-1 Notes	898.5	49.5	—	948.0	881.7	49.4	—	931.1
TICC CLO 2012-1 LLC Class B-1 Notes	190.6	13.4	—	204.0	188.7	13.4	—	202.1
TICC CLO 2012-1 LLC Class C-1 Notes	291.9	22.4	—	314.3	289.6	22.2	—	311.8
TICC CLO 2012-1 LLC Class D-1 Notes	319.5	25.1	—	344.6	317.5	24.8	—	342.3
TICC CLO 2012-1 LLC amortization of deferred debt	—	—	85.7	85.7	—	—	85.7	85.7
2017 Convertible Notes	2,156.3	—	154.3	2,310.6	2,156.3	—	154.3	2,310.6
TICC Funding LLC Notes	672.7	—	116.3	789.0	—	—	—	—
Total	$4,529.5	$110.4	$356.3	$4,996.2	$4,468.9	$149.4	$315.4	$4,933.7

The aggregate accrued interest which remained payable at June 30, 2015, was approximately $2.8 million, comprised of; $0.7 million for the notes of TICC CLO 2012-1, $1.4 million for the 2017 Convertible Notes, and approximately $0.7 million for the TICC Funding LLC notes. The aggregate interest payable at December 31, 2014, was approximately $2.6 million.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $906,000 for the quarter ended June 30, 2015, compared to approximately $268,000 for the quarter ended June 30, 2014. This increase was primarily the result of a change in the timing of audit fees.

Compensation expenses were approximately $396,000 for the quarter ended June 30, 2015 compared to approximately $511,000 for the quarter ended June 30, 2014, reflecting the allocation of compensation expenses for the services of our chief financial officer, controller and senior accountants, and other administrative support personnel. At June 30, 2015 and December 31, 2014, respectively, approximately $179,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $729,000 for the three months ended June 30, 2015 compared to approximately $790,000, for the same period in 2014. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the second quarter of 2015 was approximately $0.5 million compared to $1.4 million in the second quarter of 2014. This decrease results from the change in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

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

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended June 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio. For the three months ended June 30, 2014, an accrual reversal of approximately $900,000 was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the quarter ended June 30, 2015, we recorded net realized gains on investments of approximately $4.1 million, which primarily reflects the gains from the sale of our equity investment held in Merrill Communications LLC (approximately $2.8 million) and from the repayment of our debt investment held in Merrill Communications LLC (approximately $2.6 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended June 30, 2015, we had net unrealized depreciation of approximately $5.0 million, composed of $7.5 million in gross unrealized appreciation, $11.4 million in gross unrealized depreciation and approximately $1.1 million relating to the reversal of prior period net unrealized depreciation as investments were realized. This includes net unrealized appreciation of approximately $9.9 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2015 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Ares XXVI CLO Ltd.	$1.4
Cedar Funding II CLO, Ltd.	0.9
Telos CLO 2014-5, Ltd.	0.8
Integra Telecom Holdings, Inc.	0.6
Carlyle Global Market Strategies CLO 2013-2, Ltd.	0.5
Shackleton 2013-IV CLO, Ltd.	(0.9)
Ares XXIX CLO Ltd.	(0.9)
Catamaran CLO 2012-1 Ltd.	(2.0)
Source Hov, LLC.	(2.3)
Merrill Communications, LLC.	(3.2)
Net all other	0.1
Total	$(5.0)

For the quarter ended June 30, 2014, we recorded net realized losses on investments of approximately $7.8 million, which represents the loss on the restructuring of our debt investment in Nextag, Inc. of approximately $5.3 million and net realized losses from the sale and repayment of several other of our debt and equity investments which totaled approximately $2.5 million.

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

The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2014 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Nextag, Inc.	$5.9
Jersey Street CLO, Ltd.	1.6
Lightpoint CLO VIII, Ltd.	1.4
Mountain Hawk III CLO, Ltd.	1.0
Integra Telecom Holdings, Inc.	0.7
Other CLO equity related investments	0.7
Cedar Funding II CLO, Ltd.	0.6
Ares XXIX CLO Ltd.	0.6
Fusionstorm, Inc.	0.5
Serena Software Inc.	0.5
Stratus Technologies, Inc.	(0.5)
Shackleton 2013-III CLO, Ltd.	(0.5)
ACA CLO 2007-1, Ltd.	(0.6)
Galaxy XV CLO, Ltd.	(0.6)
Ares XXVI CLO Ltd.	(0.6)
AMMC CLO XII, Ltd.	(0.6)
RBS Holding Company	(0.9)
Telos CLO 2014-5, Ltd.	(0.9)

Portfolio Company	Changes in unrealized appreciation (depreciation)
Stone Tower CLO VII Ltd.	(0.9)
Merrill Communications, LLC.	(1.0)
Columbus Park CDO Ltd.	(1.5)
Net all other	(1.4)
Total	$3.5

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the quarters ended June 30, 2015 and 2014 was approximately $10.9 million and $17.4 million, respectively. The decrease was largely due to a net reduction of income recognized on the CLO equity investments in our portfolio (approximately $5.2 million), as a result of the effective yield methodology.

Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2015, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation. Based on weighted-average shares outstanding of 59,987,986 (basic and diluted), we had, for the three months ended June 30, 2015, a net increase in net assets resulting from net investment income per common share of approximately $0.18 (basic and diluted), compared to a net increase in net assets resulting from net investment income per share of approximately $0.29 (basic) and $0.27 (diluted) for the same period in 2014.

Including the CLO equity impact of the full amount of cash we received or were entitled to receive and excluding the impact of the accrued capital gains incentive fee, the net increase in the net assets resulting from core net investment income per common share for the quarter ended June 30, 2015 would have been $0.32 (basic and diluted), compared to $0.28 (basic) and $0.26 (diluted) for the same period in 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $10.0 million for the quarter ended June 30, 2015, compared to a net increase of approximately $13.1 million for the comparable period in 2014. This decrease was due to lower net investment increase and an increase in unrealized depreciation, offset by an increase in realized gains.

Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2015, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation. Based on weighted-average shares outstanding of 59,987,986 (basic and diluted), we had, for the three months ended June 30, 2015, a net increase in net assets resulting from operations per common share of approximately $0.17 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.22 (basic) and $0.21 (diluted) for the same period in 2014.

Including the CLO equity impact of the full amount of cash we received or were entitled to receive and excluding the impact of the accrued capital gains incentive fee, the net increase in the net assets resulting from core net increase in net assets resulting from operations per common share for the quarter ended June 30, 2015 would have remained at $0.17 (basic and diluted), compared to $0.20 (basic and diluted) for the same period in 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2015 to the six months ended June 30, 2014.

Investment Income

As of June 30, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 13 and 103 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.6%, compared with 8.2% as of June 30, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Investment income for the six months ended June 30, 2015 was approximately $45.5 million compared to approximately $58.6 million for the three months ended June 30, 2014. This decrease was due to a reduction of income recognized on the CLO equity investments in our portfolio. The total principal value of income producing debt investments as of June 30, 2015 and June 30, 2014 was approximately $683.8 million and $715.4 million, respectively.

The following tables set forth the components of investment income for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Interest income
Stated interest income	$24,057,169	$24,055,299
Original issue discount and market discount income	1,509,693	1,437,882
Payment-in-kind income	501,944	690,007
Discount income derived from unscheduled remittances at par	59,311	141,165
Total interest income	$26,128,117	$26,324,353
Income from securitization vehicles(1)	$17,779,420	$29,876,421
Commitment, amendment and other fee income
Fee letters	$674,815	$581,595
Loan prepayment and bond call fees	360,000	1,538,880
All other fees	577,556	270,337
Total commitment, amendment and other fee income	$1,612,371	$2,390,812
Total investment income	$45,519,908	$58,591,586

(1)	During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

Operating Expenses

Total expenses for the six months ended June 30, 2015 were approximately $22.3 million, which includes a credit for net investment income incentive fees of approximately $1.5 million comprised of the fee reversal of approximately $2.4 million recorded during the first quarter ended March 31, 2015 (representing the cumulative overstatement of incentive fees resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements), partially offset by the net investment income incentive fees earned for the six months ended June 30, 2015 of approximately $867,000. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

Expenses before incentive fees, for the six months ended June 30, 2015, were approximately $23.8 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees increased approximately $0.5 million from the quarter ended June 30, 2014, mainly attributable to higher professional fees. Expenses before incentive fees for the six months ended June 30, 2014 were approximately $23.3 million.

The investment advisory base fee for the six months ended June 30, 2015 was approximately $10.3 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2014 was approximately $10.4 million as the weighted average gross assets declined due largely to lower fair values. At each of June 30, 2015 and December 31, 2014, respectively, approximately $5.9 million and $6.2 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the six months ended June 30, 2015 was approximately $9.9 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, compared with interest expense of approximately $9.8 million for the six months ended June 30, 2014.

The table below summarizes the components of interest expense for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—	$—	$—	$1,265.0	$78.7	$150.0	$1,493.7
TICC CLO 2012-1 LLC Class A-1 Notes	1,775.9	98.4	—	1,874.3	1,755.8	98.2	—	1,854.0
TICC CLO 2012-1 LLC Class B-1 Notes	377.8	26.7	—	404.5	375.5	26.6	—	402.1
TICC CLO 2012-1 LLC Class C-1 Notes	579.0	44.5	—	623.5	576.4	44.1	—	620.5
TICC CLO 2012-1 LLC Class D-1 Notes	634.2	49.9	—	684.1	631.8	49.3	—	681.1
TICC CLO 2012-1 LLC amortization of deferred debt	—	—	170.5	170.5	—	—	170.5	170.5
2017 Convertible Notes	4,312.5	—	307.0	4,619.5	4,312.5	—	307.0	4,619.5
TICC Funding LLC Notes	1,330.9	—	231.3	1,562.2	—	—	—	—
Total	$9,010.3	$219.5	$708.8	$9,938.6	$8,917.0	$296.9	$627.5	$9,841.4

The aggregate accrued interest which remained payable at June 30, 2015, was approximately $2.8 million, was comprised of $0.7 million for the notes of TICC CLO 2012-1, $0.7 million for the 2017 Convertible Notes, and approximately $1.4 million for the TICC Funding LLC notes. The aggregate interest payable at December 31, 2014, was approximately $2.6 million.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $1.5 million for the six months ended June 30, 2015, compared to approximately $1.0 million for the six months ended June 30, 2014. This increase was primarily the result of a change in the timing of audit fees.

Compensation expenses were approximately $876,000 for the six months ended June 30, 2015 compared to approximately $927,000 for the six months ended June 30, 2014, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, controller and senior accountants, and other administrative support personnel. At June 30, 2015 and December 31, 2014, respectively, approximately $179,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.2 million for the each of the six months ended June 30, 2015 and 2014. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the six months ended June 30, 2015 resulted in a credit of approximately $1.5 million which was composed of a fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, partially offset by approximately $867,000 representing the net investment income incentive fee earned for the six months ended June 30, 2015. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts. The net investment income incentive fee recorded for the six months ended 2014 was approximately $3.1 million. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the six months ended June 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio. For the six months ended June 30, 2014, an accrual reversal of approximately $3.0 was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2015, we recorded net realized losses on investments of approximately $2.6 million, which represents the losses from the restructuring of our debt investment in Unitek Global Services, Inc. (approximately $4.3 million) and from the repayment of our debt and equity investment in Nextag, Inc. (approximately $2.5 million) partially offset by realized gains from the sale of our equity investment held in Merrill Communications LLC (approximately $2.8 million) and from the repayment of our debt investment held in Merrill Communications LLC (approximately $2.6 million).

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2015, we had net unrealized appreciation of approximately $10.2 million, composed of $14.1 million in gross unrealized appreciation, $11.1 million in gross unrealized depreciation and approximately $7.2 million relating to the reversal of prior period net unrealized depreciation as investments were realized.

The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2015 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Unitek Global Services, Inc.	$4.5
Nextag, Inc.	2.7
Cedar Funding II CLO, Ltd.	1.8
RBS Holding Company	1.6
Telos CLO 2014-5, Ltd.	1.1
Ivy Hill Middle Market Credit Fund VII, Ltd.	1.1
Integra Telecom Holdings, Inc.	0.9
MidOcean Credit CLO IV	0.8
Ares XXVI CLO Ltd.	0.8
Newmark Capital Funding 2013-1 CLO Ltd.	0.6
Carlyle Global Market Strategies CLO 2014-4, Ltd.	0.6
Shackleton 2013-IV CLO, Ltd.	(0.5)
Mountain Hawk III CLO, Ltd.	(0.9)
Ares XXIX CLO Ltd.	(0.9)
Source Hov, LLC	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.4)
Merrill Communications, LLC	(3.2)
Net all other	3.8
Total	$10.2

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

Portfolio Company	Changes in unrealized appreciation (depreciation)
Nextag, Inc.	$3.9
Lightpoint CLO VIII, Ltd.	1.3
Mmodal, Inc.	1.2
Mountain Hawk III CLO, Ltd.	1.0
Jersey Street CLO, Ltd.	0.9
Other CLO equity related investments	0.6
Ares XXIX CLO Ltd.	0.6
Ivy Hill Middle Market Credit Fund VII, Ltd.	0.6
Marea CLO, Ltd.	0.6
Global Tel Link Corp.	0.6
Serena Software Inc.	0.5

Portfolio Company	Changes in unrealized appreciation (depreciation)
Shackleton 2013-III CLO, Ltd.	(0.5)
Ares XXVI CLO Ltd.	(0.6)
Algorithmic Implementations, Inc.	(0.7)
Merrill Communications, LLC	(0.8)
Stone Tower CLO VII Ltd.	(0.9)
Telos CLO 2014-5, Ltd.	(0.9)
Columbus Park CDO Ltd.	(1.4)
ACA CLO 2007-1, Ltd.	(1.5)
Catamaran CLO 2012-1 Ltd.	(1.8)
RBS Holding Company	(1.9)
Net all other	(0.8)
Total(1)	$(0.0)

(1)	Total net unrealized depreciation for the six months ended June 30, 2014 is approximately $49,000.

Please see “— Portfolio Grading” for more information.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2015 and 2014 was approximately $23.2 million and $35.2 million, respectively. The decrease was due to a net reduction of income recognized on the CLO equity investments in our portfolio, as a result of the effective yield methodology and an increase in the capital gains incentive fee. These decreases were partially offset by lower net investment income incentive fees (prior to the impact of the net investment income incentive fee reversal of approximately $2.4 million which took place during the three months ended March 31, 2015).

Based on weighted-average shares outstanding of 60,002,434 (basic) and 70,035,586 (diluted), the net increase in net assets resulting from net investment income per common share for the six months ended June 30, 2015 was approximately $0.39 (basic) and $0.38 (diluted), compared to approximately $0.61 per share (basic) and $0.58 (diluted) for the same period in 2014.

Including the CLO equity impact of the full amount of cash we received or were entitled to receive and excluding the impact of the accrued capital gains incentive fee, the net increase in the net assets resulting from core net investment income per common share for the six months ended June 30, 2015 would have been $0.70 (basic) and $0.65 (diluted), compared to $0.56 (basic) and $0.53 (diluted) for the same period in 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

We had a net increase in net assets resulting from operations of approximately $30.9 million for the six months ended June 30, 2015, compared to a net increase of approximately $26.4 million for the comparable period in 2014. This increase was due in part to greater unrealized appreciation which includes the effect of cost value reductions resulting from the effective yield accounting method for our CLO equity investments and lower net investment income incentive fees (prior to the impact of the net investment income incentive fee reversal of approximately $2.4 million which took place during the three months ended March 31, 2015). These increases were partially offset by increased realized losses and an increase in the capital gains incentive fee.

Based on weighted-average shares outstanding of 60,002,434 (basic) and 70,035,586 (diluted), the net increase in net assets resulting from operations per common share for the six months ended June 30, 2015 was approximately $0.51 (basic) and approximately $0.49 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.46 (basic) and $0.45 (diluted) for the same period in 2014.

Including the CLO equity impact of the full amount of cash we received or were entitled to receive and excluding the impact of the accrued capital gains incentive fee, our core net increase in net assets resulting from operations per common share for the six months ended June 30, 2015 would have remained at $0.51 (basic) and $0.49 (diluted), compared to $0.41 (basic) and $0.40 (diluted) for the same period in 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income and its ratio to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional taxable income on our CLO equity investments and also excludes our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee (there would not have been any change to the net increase in net assets resulting from operations resulting from our CLO equity investments as there is an offsetting change in unrealized appreciation equal to the change in net investment income).

Income from investments in the “equity” class securities of CLO equity vehicles, for generally accepted accounting purposes, is recorded using the effective interest method. This method requires an estimate of future cash flows, including recurring cash flows as well as future principal payments, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to receive and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional estimated taxable income”). As the capital gains incentive fee, for generally accepted accounting purposes, is based on the hypothetical liquidation of the entire portfolio (and as any capital gains incentive fee may be non-recurring), such fees are excluded when calculating core net investment income. We believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the RIC requirements are to distribute taxable earnings and as capital gains incentive fees may not be fully currently tax deductible, the core net investment income provides a better indication of estimated taxable income for the year-to-date.

The following tables provide a reconciliation of net investment income to core net investment income (for the three and six months ended June 30, 2015 and 2014, respectively):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net investment income	$10,892,126	$0.182	$23,196,043	$0.387
CLO equity additional estimated taxable income	8,200,770	0.136	18,531,824	0.309
Capital gains incentive fee	—	—	—	—
Core net investment income	$19,092,896	$0.318	$41,727,867	$0.696

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net investment income	$17,416,580	$0.289	$35,174,767	$0.614
CLO equity additional estimated taxable income	—	—	—	—
Capital gains incentive fee	(856,158)	(0.014)	(3,034,889)	(0.053)
Core net investment income	$16,560,422	$0.275	$32,139,878	$0.561

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations (for the three month and six month periods ended June 30, 2015 and 2014, respectively):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net increase in net assets resulting from operations	$10,036,020	$0.167	$30,856,420	$0.514
Capital gains incentive fee	—	—	—	—
Core net increase in net assets resulting from operations	$10,036,020	$0.167	$30,856,420	$0.514

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount	Per Share Amounts (basic)	Amount	Per Share Amounts (basic)
Net increase in net assets resulting from operations	$13,135,784	$0.218	$26,395,914	$0.461
Capital gains incentive fee	(856,158)	(0.014)	(3,034,889)	(0.053)
Core net increase in net assets resulting from operations	$12,279,626	$0.204	$23,361,025	$0.408

In addition, the following ratio is presented to supplement the financial highlights included in “Note 12. Investment Income” in the notes to our consolidated financial statements:

	2015		2014
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Ratio of core net investment income to average net assets, for the three and six months ended June 30, 2015 and 2014, respectively	14.71%	16.04%	11.28%	11.47%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets (for the three month and six month periods ended June 30, 2015 and 2014, respectively):

	2015		2014
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Ratio of net investment income to average net assets	8.39%	8.92%	11.86%	12.56%
Ratio of CLO equity additional estimated taxable income to average net assets	6.32%	7.12%	—	—
Ratio of capital gain incentive fee to average net assets	—	—	(0.58)%	(1.09)%
Ratio of core net investment income to average net assets	14.71%	16.04%	11.28%	11.47%

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2015, cash and cash equivalents decreased from approximately $20.5 million at the beginning of the period to approximately $13.7 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $62.0 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $190.0 million partially offset by purchases of new investments of approximately $131.3 million. Net cash used by investing activities of approximately $32.9 million reflects the change in restricted cash in the debt securitization entity. During the period, net cash used by financing activities was approximately $36.0 million, reflecting the distribution of dividends and repurchase of common stock.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $10.3 million for investment advisory services, excluding pre-incentive net investment income incentive fees and approximately $1.2 million for administrative services for the six months ended June 30, 2015.

A summary of our significant contractual payment obligations is as follows as of June 30, 2015:

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

Share Repurchase Program

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the 1940 Act. During the quarter ended March 31, 2015, we repurchased 315,783 shares at the weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.3% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this program is approximately $2.4 million. No shares were repurchased during the three months ended June 30, 2015.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of June 30, 2015, the Company’s asset coverage for borrowed amounts was 201.38%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	June 30, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,368	(1)	$176,000	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,551	(1)	20,000	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,239	(1)	23,000	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,137	(1)	21,000	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC Notes	240,000	236,295		240,000	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	150,000	150,000		150,000	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		116,150	115,000	115,000		119,025
	$505,000	$501,295		$506,150	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,632, $449, $761 and $863, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2015 were 3.57% and 5.1 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

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

On October 27, 2014, in conjunction with the revolving debt credit facility established under TICC Funding LLC, the Company redeemed all of the $101,250,000 Class A secured notes issued by TICC CLO (see discussion on “Credit Facility,” below). On April 27, 2015, TICC Capital Corp., as collateral manager, on behalf of TICC CLO, executed the full satisfaction and discharge of the underlying indenture of the issuer, TICC CLO.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three and six months ended June 30, 2015 and 2014, respectively:

TICC CLO LLC	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stated interest expense	$—	$635,070	$—	$1,264,979
Amortization of deferred issuance costs	—	75,422	—	150,015
Note discount expense	—	39,596	—	78,741
Total interest expense	$—	$750,088	$—	$1,493,735
Effective annualized average interest rate	—	2.97	—	2.98%
Cash paid for interest	$—	$615,929	$—	$1,273,786

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2015, the secured notes of the “2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of June 30, 2015.

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

As of June 30, 2015, there were 41 investments in portfolio companies with a total fair value of approximately $310.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at June 30, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of June 30, 2015, TICC had a deferred debt issuance balance of approximately $2.8 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stated interest expense	$1,700,489	$1,677,568	$3,366,907	$3,339,486
Amortization of deferred issuance costs	85,720	85,720	170,498	170,498
Note discount expense	110,424	109,780	219,477	218,198
Total interest expense	$1,896,633	$1,873,068	$3,756,882	$3,728,182
Effective annualized average interest rate	3.17%	3.13%	3.16%	3.13%
Cash paid for interest	$1,676,960	$1,679,365	$3,373,552	$3,378,870

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through May 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%. Effective May 26, 2015 and through June 30, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.282%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2015, respectively, is as follows:

	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
TICC CLO 2012-1 LLC			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.03200%	175	$885,104	$898,529	$49,469	$1,776,946	$1,775,902	$98,372
Class B-1 Notes	3.78200%	350	188,080	190,578	13,438	378,870	377,780	26,712
Class C-1 Notes	5.03200%	475	288,167	291,838	22,413	581,048	578,995	44,532
Class D-1 Notes	6.03200%	575	315,609	319,544	25,104	636,688	634,230	49,861
Total			$1,676,960	$1,700,489	$110,424	$3,373,552	$3,366,907	$219,477

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2014, respectively, is as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2015 and 2014 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at June 30, 2015 was approximately $1.4 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2015, the Company had a deferred debt issuance balance of approximately $1.5 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and six months ended June 30, 2015 and 2014, respectively:

2017 Convertible Notes	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Stated interest expense	$2,156,250	$2,156,250	$4,312,500	$4,312,500
Amortization of deferred issuance costs	154,332	154,332	306,968	306,968
Total interest expense	$2,310,582	$2,310,582	$4,619,468	$4,619,468
Effective annualized average interest rate	8.06%	8.06%	8.10%	8.10%
Cash paid for interest	$4,312,500	$4,312,500	$4,312,500	$4,312,500

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

As of June 30, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

As of June 30, 2015, there were 40 investments in portfolio companies with a total fair value of approximately $279.3 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at June 30, 2015 was approximately $0.7 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Facility. As of June 30, 2015, TICC had a deferred debt balance of approximately $0.7 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three and six months ended June 30, 2015:

Credit Facility	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Stated interest expense	$672,699	$1,330,899
Amortization of deferred issuance costs	116,300	231,322
Total interest expense	$789,999	$1,562,221
Effective annualized average interest rate	2.08%	2.07%
Cash paid for interest	$658,200	$1,134,940

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

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, which may be consistent with the cash flows generated by those investments, while accounting income is currently based upon an effective yield calculation. Our final taxable earnings for the year ending December 31, 2015 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three and six months ended June 30, 2015 was approximately $9.6 million and $17.8 million, respectively, we received or were entitled to receive approximately $19.6 million and $38.1 million, respectively, in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2012:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
July 30, 2015	September 16, 2015	September 30, 2015	$0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$0.85

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			$1.16	(1)
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16	(2)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(2)

(1)	Includes a taxable return of capital of approximately $0.16 per share for tax purposes.
(2)	Distributions were funded from undistributed taxable earnings and profits.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Patrick F. Conroy serves as the Chief Financial Officer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC.

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

RECENT DEVELOPMENTS

Distributions

On July 30, 2015, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2015 to shareholders of record as of September 16, 2015.

Appointment of Chief Accounting Officer

On August 4, 2015, the Board of Directors of TICC Capital Corp. (the “Company”) appointed Bruce L. Rubin as the Chief Accounting Officer of the Company, in addition to Mr. Rubin’s prior positions as Senior Vice President, Treasurer and Controller of the Company.

Sale of the Company’s Investment Adviser

On August 3, 2015, the members of TICC Management, the investment adviser to the Company, entered into a purchase agreement with an affiliate of Benefit Street Partners L.L.C. (“BSP”), pursuant to which BSP will acquire control of TICC Management (the “Transaction”). The Transaction would result in a change in control of the Adviser, and as a result, an assignment and subsequent termination of the current investment advisory agreement, dated July 1, 2011, between the Company and TICC Management (the “Existing Advisory Agreement”) in accordance with the 1940 Act.

On August 5, 2015, the Company filed a preliminary proxy statement (the “Proxy Statement”) in connection with a special meeting of the Company’s stockholders (the “Special Meeting”), at which the stockholders of the Company will be asked to approve a new investment advisory agreement between the Company and TICC Management (the “New Advisory Agreement”). As described in the Proxy Statement, all material terms of the Existing Advisory Agreement and the New Advisory Agreement, including investment advisory fees, will remain unchanged. The 1940 Act requires that a new investment advisory agreement be approved by both a majority of an investment company’s “non-interested” directors and “a majority of the outstanding voting securities,” as such terms are defined under the 1940 Act. The Company’s Board of Directors, including a majority of non-interested directors, has approved the New Advisory Agreement and believes it to be in the best interests of the Company and its stockholders. If approved by the required majority of the Company’s stockholders, the New Advisory Agreement will become effective upon the closing of the Transaction, which is expected to occur as soon as practicable following the Special Meeting.

In addition, the Company’s stockholders will be asked to vote on the election of the four non-interested director nominees named in the Proxy Statement at the Special Meeting. Further, at the closing of the Transaction, the Company’s two current interested directors, Jonathan H. Cohen and Charles M. Royce, would resign from the Board of Directors and would be replaced by two interested directors, Thomas J. Gahan and Richard J. Byrne, affiliated with BSP. As a result, upon the closing of the Transaction, the Company’s Board of Directors would consist of seven non-interested directors and two interested directors. Therefore, the Company would satisfy the 75% non-interested director requirement under Section 15(f) of the 1940 Act upon the closing of the Transaction. Closing of the Transaction, which is also subject to certain regulatory and other approvals, is expected to occur in the fourth quarter of 2015. In addition, upon the consummation of the Transaction, the executive officers of the Company and the investment committee of the Adviser will resign and will be replaced with certain individuals affiliated with BSP.

Following the completion of the Transaction, the Company’s name will change and the Company will continue to be a business development company, however, stockholders will still own the same amount and type of shares in the same Company. The shares of common stock of the Company will continue to be listed on the NASDAQ Global Select Market, although the ticker symbol will change upon the change in the name of the Company. Further details regarding the business to be conducted at the Special Meeting are more fully described in the Proxy Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, one debt investments in our portfolio were at a fixed rate, and the remaining sixty debt investments were at variable rates, representing approximately $0.6 million and $683.2 million in principal debt, respectively. At June 30, 2015, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2015. We have also assumed outstanding variable rate borrowings of $390 million. Under this analysis, net investment income would decrease by $2.3 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $8.7 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total estimated distributable net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of June 30, 2015. Under this analysis, the effect on estimated distributable net investment income would be a decrease of approximately $24.1 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on estimated distributable net investment income would be a decrease of approximately $12.0 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the six months ended June 30, 2015, and we did not issue shares of common stock under our dividend reinvestment plan.

Issuer Purchases of Equity Securities

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended. During the quarter ended March 31, 2015, we repurchased 315,783 shares at a weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.34% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this period is approximately $2.4 million, leaving a maximum of approximately $46.4 million available for future program purchases. The following table discloses on a monthly basis for the quarter ended March 31, 2015, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program. We did not repurchase any shares of our outstanding common stock during the quarter ended June 30, 2015.

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
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on
Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	Form of Credit and Security Agreement, dated as of October 27, 2014, among TICC Funding, LLC, the lenders from time to time party thereto, Citibank, N.A., The Bank of New York Mellon Trust Company, National Association, and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.15	Form of Sale, Contribution and Master Participation Agreement, dated as of October 27, 2014, by and among TICC Capital Corp. and TICC Funding, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.16	Form of Collateral Administration Agreement, dated as of October 27, 2014, by and among TICC Funding, LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: August 6, 2015	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2015	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Accounting Officer (Principal Accounting Officer)