Form 10-Q
period 2015-09-30
TICC Capital Corp.
filed 2015-11-09
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 6, 2015 was 59,987,986.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Non-affiliated/non-control investments (cost: $970,201,027 @ 9/30/15; $999,433,538 @ 12/31/14)	$908,962,186	$967,612,035
Affiliated investments (cost: $7,367,738 @ 9/30/15; $4,268,722 @ 12/31/14)	5,314,226	1,585,303
Control investments (cost: $16,750,000 @ 9/30/15; $16,800,000 @ 12/31/14)	12,904,375	14,960,000
Total investments at fair value (cost: $994,318,765 @ 9/30/15; $1,020,502,260 @ 12/31/14)	927,180,787	984,157,338
Cash and cash equivalents	21,216,120	20,505,323
Restricted cash	18,637,328	20,576,250
Deferred debt issuance costs	4,601,098	5,669,747
Interest and distributions receivable	12,597,507	11,442,289
Securities sold not settled	10,242	—
Other assets	308,726	290,245
Total assets	$984,551,808	$1,042,641,192
LIABILITIES
Accrued interest payable	$4,964,485	$2,596,564
Investment advisory fee and net investment income incentive fee payable to affiliate	5,830,902	6,183,486
Securities purchased not settled	2,850,000	11,343,179
Credit facility	150,000,000	150,000,000
Accrued expenses	940,623	629,127
Notes payable – TICC CLO 2012-1 LLC, net of discount	236,407,052	236,075,775
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	515,993,062	521,828,131
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 59,987,986 and 60,303,769 shares issued and outstanding, respectively	599,880	603,038
Capital in excess of par value	620,635,767	623,018,818
Net unrealized depreciation on investments	(67,137,978)	(36,344,922)
Accumulated net realized losses on investments	(65,368,395)	(63,212,472)
Distributions in excess of investment income	(20,170,528)	(3,251,401)
Total net assets	468,558,746	520,813,061
Total liabilities and net assets	$984,551,808	$1,042,641,192
Net asset value per common share	$7.81	$8.64

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, PRIME + 2.50% due February 06, 2019(4)(5)(6)(10)(15)		$6,500,000	$6,479,139	$6,462,105
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(16)		13,750,000	13,750,000	12,904,375
Albertson’s LLC	grocery
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 25, 2021(4)(5)(6)(9)(10)(17)		16,875,508	16,902,889	16,865,045
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(9)(10)(16)		17,955,000	17,777,846	17,887,669
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due November 01, 2019(4)(5)(6)(9)(10)(15)		8,902,880	8,889,607	8,880,623
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(9)(10)(14)(17)		14,811,381	14,770,775	14,686,373
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(17)		14,000,000	14,003,932	13,851,320
Ascensus, Inc.	financial intermediaries
senior secured notes, LIBOR + 4.00% (1.00% floor) due December 02, 2019(4)(5)(6)(10)(15)		8,888,028	8,898,364	8,865,808
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due December 2, 2020(4)(5)(9)(15)		2,000,000	1,976,665	1,992,500
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(9)(10)(15)		18,544,444	18,276,663	18,498,083
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(9)(15)		4,738,889	4,752,477	4,295,803
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(9)(10)(17)		18,882,437	18,887,469	18,764,422
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(9)(10)(15)		17,789,924	17,730,793	17,612,025
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,973,849	2,970,000
CRCI Holdings, Inc. (a/k/a “CLEAResult”)	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(9)(10)(17)		9,822,500	9,795,727	9,760,225
incremental first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due July 10, 2019(4)(5)(6)(9)(10)(17)		6,483,689	6,467,967	6,451,271
Crowne Group, LLC	auto parts manufacturer
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 30, 2020(4)(6)(10)(15)		5,683,195	5,683,195	5,640,571

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
CT Technologies Intermediate Holdings, Inc. (a/k/a “Healthport”)	healthcare
first lien senior secured notes, LIBOR + 4.25%, (1.00% floor) due December 01, 2021(4)(5)(6)(9)(10)(17)		$13,421,363	$13,372,388	$13,359,893
Edmentum, Inc. (f/k/a “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(9)(10)		6,020,503	5,981,924	4,234,400
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 12, 2018(4)(5)(6)(10)(15)		3,035,078	3,042,700	3,013,590
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(9)(10)(15)		13,982,241	13,800,767	13,842,419
First Data Corporation	financial intermediaries
first lien senior secured notes, LIBOR + 4.00% due March 24, 2021(4)(5)(9)(10)(17)		16,050,721	16,011,632	16,010,594
Global Healthcare Exchange	healthcare
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 13, 2022(4)(5)(9)(10)(15)		19,000,000	18,983,820	19,047,500
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(9)(10)(15)		17,193,750	17,134,105	17,107,781
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(9)(15)		6,031,345	6,007,356	5,896,725
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,879,264	12,285,000
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 4.50 (1.00% floor) due June 28, 2019(4)(5)(6)(9)(10)(14)(17)		14,700,000	14,588,359	14,700,000
second lien senior secured notes LIBOR + 8.50% (1.00% floor) due June 28, 2020(4)(5)(14)(17)		15,000,000	14,826,782	15,000,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		5,694,081	5,600,002	5,124,673
Immucor, Inc.	healthcare
senior secured term B notes, LIBOR + 3.75% (1.25% floor) due August 19, 2018(4)(5)(6)(9)(15)		4,321,711	4,237,960	4,285,236
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(9)(10)(14)(15)		11,258,596	11,220,451	11,181,249
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(9)(10)(14)(15)		10,806,404	10,871,433	10,729,895
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.50% floor) due July 30, 2020(4)(5)(9)(10)(15)		18,000,000	17,676,840	17,640,000
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due June 01, 2022(4)(5)(6)(9)(10)(14)(15)		23,856,471	23,569,958	23,677,547

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(9)(10)(15)		$17,780,000	$17,662,039	$17,691,100
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 2, 2020(4)(5)(6)(9)(10)(17)		12,622,500	12,526,428	12,559,388
Novitex Enterprise Solutions (f/k/a “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(9)(10)(18)		15,661,650	15,576,944	14,721,951
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due September 29,2020(4)(5)(6)(9)(10)(18)		14,835,714	14,807,219	14,829,483
Petco Animal Supplies, Inc.	retail
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due November 24, 2017(4)(5)(6)(9)(15)		5,937,662	5,905,818	5,927,034
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due March 11, 2022(4)(5)(6)(9)(10)(15)		5,985,000	6,008,065	5,969,439
ProQuest LLC	education
senior secured notes, LIBOR + 4.25% (1.00% floor) due October 24, 2021(4)(5)(6)(9)(17)		5,954,927	5,988,340	5,944,982
RBS Holding Company	printing and publishing
second lien senior secured notes, PRIME + 7.00% due March 23, 2016(3)(4)(5)(6)		22,759,516	15,491,384	18,913,158
Recorded Books, Inc. (f/k/a “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(10)(15)		9,000,000	8,955,478	8,955,000
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics
first lien senior secured notes, LIBOR + 5.75% (1.25% floor) due December 07, 2018(4)(5)(6)(9)(10)(17)		8,009,615	8,025,776	8,009,615
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(9)(15)		5,899,812	5,858,793	5,698,864
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,375,238	5,752,000
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due February 08, 2019(4)(5)(6)(9)(10)(17)(18)		14,023,105	14,034,750	13,988,047
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(6)(9)(10)(17)		18,691,246	18,376,270	18,613,304
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(9)(10)(14)(17)		17,662,500	17,202,191	15,918,328
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(17)		15,000,000	14,468,082	12,900,000

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(17)		$17,354,167	$17,211,347	$17,252,992
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(17)		8,000,000	7,975,044	7,960,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(15)		9,825,000	9,756,578	9,628,500
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(9)(10)(18)		15,880,000	15,737,128	15,959,400
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(9)(10)(15)		14,600,000	14,376,711	14,563,500
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,605,645	2,498,894
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(9)(10)(15)		9,925,000	9,832,837	9,875,375
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(17)		4,728,153	4,698,873	4,722,243
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2017(4)(5)(9)(10)(17)		10,000,000	9,970,413	9,950,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(15)		8,124,639	8,128,033	8,080,603
Total Senior Secured Notes			$685,378,522	$680,407,920	145.2%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$555,554	$550,093	$508,332
Total Subrodinated Debt			$550,093	$508,332	0.1%
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,762,650	$2,300,700
Total Collateralized Loan Obligation – Debt Investments			$2,762,650	$2,300,700	0.5%
Collateralized Loan Obligation – Equity Investments
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.12% due October 30, 2023(11)(12)(19)		$6,000,000	$3,527,288	$3,600,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.18% due May 10, 2025(11)(12)(19)		12,921,429	8,867,391	7,752,857

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 4.76% due January 17, 2024(11)(12)(19)		$15,500,000	$11,503,418	$8,370,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.80% due April 15, 2025(11)(12)(19)		14,250,000	10,577,547	7,346,757
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 11.92% due April 17, 2026(11)(12)(19)		12,750,000	10,338,546	7,440,953
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.65% due July 15, 2024(11)(12)(19)		23,450,000	22,638,457	19,850,265
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.98% due April 18, 2025(11)(12)(19)		10,125,000	7,789,656	7,028,021
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.98% due October 15, 2026(11)(12)(19)		25,784,000	19,477,450	17,902,222
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield (.40%) due December 20, 2023(11)(12)(19)		22,000,000	17,096,038	9,055,200
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 7.14% due January 27, 2025(11)(12)(19)		10,000,000	8,517,770	6,500,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.73% due March 9, 2025(11)(12)(19)		18,750,000	14,817,101	12,515,625
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.64% due August 14, 2024(11)(12)(19)		12,750,000	8,400,000	7,905,000
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 16.15% due December 20, 2024(11)(12)(19)		7,500,000	5,940,551	5,156,250
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 15.72% due April 28, 2025(11)(12)(19)		8,000,000	6,551,394	5,520,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 16.31% due October 18, 2026(11)(12)(19)		5,000,000	4,157,285	3,025,500
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.85% due October 20, 2025(11)(12)(19)		14,000,000	12,549,004	11,783,733
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 15.30% due January 17, 2027(11)(12)(19)		8,000,000	6,196,275	4,000,800

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 5.54% due October 15, 2023(11)(12)(19)		$14,217,000	$11,642,231	$7,160,315
MidOcean Credit CLO IV	structured finance
CLO income notes, estimated yield 19.59% due April 15, 2027(11)(12)(19)		9,500,000	8,620,993	8,455,000
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 7.59% due April 18, 2025(11)(12)(19)		15,000,000	12,379,826	6,403,308
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	539,194
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 12.71% due June 2, 2025(11)(12)(19)		20,000,000	14,530,875	11,400,000
Och Ziff CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.22% due April 30, 2027(11)(12)(19)		13,850,000	13,170,498	12,465,000
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes, estimated yield (46.37%) due August 27, 2020(11)(12)(19)		10,100,000	1,809,726	50,500
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.67% due April 15, 2025(11)(12)(19)		9,407,500	8,159,594	5,101,978
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.72% due January 13, 2025(11)(12)(19)		21,500,000	18,320,851	12,747,015
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.05% due January 17, 2024(11)(12)(19)		10,416,666	8,544,099	7,083,333
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.39% due July 17, 2024(11)(12)(19)		9,000,000	6,478,082	6,287,445
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.04% due April 17, 2015(11)(12)(19)		10,500,000	8,450,800	6,235,847
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.14% due January 15, 2024(11)(12)(19)		7,500,000	5,650,357	5,446,771
CLO equity side letter related investments(11)(12)(13)	structured finance
			—	3,103,898
Total Collateralized Loan Obligation – Equity Investments			$296,703,103	$237,232,787	50.6%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		$100	$3,000,000	$—
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	1,712,397	4,424,048

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock – (continued)
Unitek Global Services	retail
common equity(7)(10)		$815,266	$535,000	$—
Total Common Stock			$5,247,397	$4,424,048	1.0%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	3,677,000	2,307,000
Total Preferred Equity			$3,677,000	$2,307,000	0.5%
Total Investments(8)			$994,318,765	$927,180,787	197.9%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $29,335,573 of principal amount of debt investments which contain a PIK provision at September 30, 2015, or during the quarter then ended.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $12,829,314; aggregate gross unrealized depreciation for federal income tax purposes is $127,966,167. Net unrealized depreciation is $115,136,853 based upon a tax cost basis of $1,042,317,640.
(9)	All or a portion of this investment represents collateral under the TICC Funding LLC credit facility.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2015
(unaudited)

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

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Senior Secured Notes – (continued)
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(9)(10)(18)		$20,000,000	$19,640,149	$19,768,800
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(9)(10)(14)(18)		18,000,000	17,471,194	17,460,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(18)		15,000,000	14,405,564	14,287,500
STG-Fairway Acquisitions	business services
first lien senior secured notes, LIBOR + 5.00% (1.25% floor) due February 28, 2019(4)(5)(6)(9)(10)(16)		9,211,018	9,141,920	9,038,311
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(18)		19,075,000	18,909,604	18,939,949
Symphony Teleca Services Inc.	business services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due August 07, 2019(4)(5)(9)(10)(18)		16,000,000	15,847,256	15,840,000
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(18)		8,000,000	7,962,890	7,952,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(16)		9,900,000	9,816,492	9,603,000
Total Merchant Services, Inc.	financial intermediary
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(9)(10)(16)		16,000,000	15,840,699	15,840,000
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(16)		15,200,000	14,934,118	15,124,000
Unitek Global Services, Inc.	IT consulting
tranche B term loan, LIBOR + 13.50%, (1.50% floor) Cash 0.00%/PIK 15.00% due April 15, 2018(3)(4)(5)(6)(10)(15)(18)		12,772,315	11,608,604	6,667,148
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(9)(10)(18)		10,000,000	9,900,312	9,779,200
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 30, 2017(4)(5)(6)(9)(16)		6,207,712	6,227,876	6,139,427
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(18)		5,248,096	5,202,145	5,195,615
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(18)		10,000,000	9,958,342	9,600,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(18)		5,878,332	5,863,887	5,654,955
Total Senior Secured Notes			$705,342,148	$696,953,550	133.8%

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

(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2014

COMPANY(1)	INDUSTRY	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% OF NET ASSETS
Collateralized Loan Obligation – Equity Investments – (continued)
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes due January 17, 2027(11)(12)(19)		$8,000,000	$6,400,000	$6,400,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes due October 15, 2023(11)(12)(19)		14,217,000	12,644,215	10,750,460
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes due April 18, 2025(11)(12)(19)		15,000,000	13,473,000	11,729,070
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	570,082
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes due June 2, 2025(11)(12)(19)		20,000,000	16,400,000	15,400,000
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes due August 27, 2020(11)(12)(13)		10,100,000	4,543,935	2,070,500
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes due April 15, 2025(11)(12)(19)		13,407,500	13,073,425	10,496,657
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes due January 13, 2025(11)(12)(19)		21,500,000	20,573,750	17,688,284
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes due January 17, 2024(11)(12)(19)		12,666,666	11,558,333	10,639,999
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes due April 17, 2015(11)(12)(19)		10,500,000	9,450,000	7,671,510
Other CLO equity related investments	structured finance
CLO other(11)(12)(13)		—	—	3,816,649
Total Collateralized Loan Obligation – Equity Investments			$289,429,203	$259,813,918	49.9%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		$100	$3,000,000	$1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)		775,846	1,712,397	4,258,112
Merrill Communications, LLC	printing and publishing
common equity(7)(14)		728,442	3,425,244	4,275,955
Nextag, Inc.	retail
common equity(7)		11,226,123	2,004,002	—
Total Common Stock Investments			$10,141,643	$9,694,067	1.9%
Warrants
Unitek Global Services, Inc.	IT consulting
warrants to purchase common stock(7)(10)		$309,080	$—	$—
Total Warrants			$—	$—	0.0%
Total Investments(8)			$1,020,502,260	$984,157,338	189.0%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Nextag, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$13,720,125	$12,727,990	$39,025,069	$38,350,310
Income from securitization vehicles and investments	8,617,121	15,170,869	26,396,541	45,047,290
Commitment, amendment fee income and other income	372,935	1,877,067	1,985,306	4,267,879
Total investment income from non-affiliated/non-control investments	22,710,181	29,775,926	67,406,916	87,665,479
From affiliated investments:
Interest income – debt investments	78,616	50,436	221,097	65,139
Total investment income from affiliated investments	78,616	50,436	221,097	65,139
From control investments:
Interest income – debt investments	345,591	349,361	1,026,283	1,036,691
Total investment income from control investments	345,591	349,361	1,026,283	1,036,691
Total investment income	23,134,388	30,175,723	68,654,296	88,767,309
EXPENSES
Compensation expense	89,660	472,903	965,293	1,399,476
Investment advisory fees	5,255,583	5,366,277	15,574,269	15,764,248
Professional fees	818,926	603,940	2,330,702	1,601,883
Interest expense and other debt financing expenses	5,031,343	4,963,796	14,969,915	14,805,182
General and administrative	488,939	384,543	1,673,389	1,567,799
Total expenses before incentive fees	11,684,451	11,791,459	35,513,568	35,138,588
Net investment income incentive fees	575,319	1,701,699	(929,933)	4,806,278
Capital gains incentive fees	—	(837,963)	—	(3,872,853)
Total incentive fees	575,319	863,736	(929,933)	933,425
Total expenses	12,259,770	12,655,195	34,583,635	36,072,013
Net investment income	10,874,618	17,520,528	34,070,661	52,695,296
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	(37,399,544)	(15,123,443)	(34,358,991)	(18,359,672)
Affiliated investments	(1,610,530)	(198,545)	5,571,560	3,728,836
Control investments	(2,005,625)	—	(2,005,625)	(740,000)
Total net change in unrealized appreciation/depreciation on investments	(41,015,699)	(15,321,988)	(30,793,056)	(15,370,836)
Net realized gains/(losses) on investments
Non-Affiliated/non-control investments	406,343	(3,460,465)	4,606,405	(6,925,632)
Affiliated investments	—	—	(6,762,328)	(5,264,838)
Total net realized gains/(losses) on investments	406,343	(3,460,465)	(2,155,923)	(12,190,470)
Net (decrease) increase in net assets resulting from operations	$(29,734,738)	$(1,261,925)	$1,121,682	$25,133,990
Net increase in net assets resulting from net investment income per common share:
Basic	$0.18	$0.29	$0.57	$0.90
Diluted	$0.18	$0.28	$0.57	$0.85
Net (decrease) increase in net assets resulting from operations per common share:
Basic	$(0.50)	$(0.02)	$0.02	$0.43
Diluted	$(0.50)	$(0.02)	$0.02	$0.43
Weighted average shares of common stock outstanding:
Basic	59,987,986	60,268,078	59,997,565	58,307,825
Diluted	70,021,138	70,301,230	70,030,717	68,340,977
Distributions per share	$0.29	$0.29	$0.85	$0.87

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Increase (decrease) in net assets from operations:
Net investment income	$34,070,661	$65,457,844
Net realized losses on investments	(2,155,923)	(19,492,649)
Net change in unrealized appreciation/(depreciation) on investments	(30,793,056)	(49,313,595)
Net increase (decrease) in net assets resulting from operations	1,121,682	(3,348,400)
Distributions to shareholders
Distributions from net investment income	(50,989,788)	(60,189,322)
Tax return of capital distributions	—	(9,697,552)
Total distributions to shareholders	(50,989,788)	(69,886,874)
Capital share transactions:
Issuance of common stock (net of offering costs of $0 and $2,033,950, respectively)	—	66,411,050
Repurchase of common stock	(2,386,209)	(1,172,574)
Reinvestment of distributions	—	2,567,433
Net (decrease)/increase in net assets from capital share transactions	(2,386,209)	67,805,909
Total decrease in net assets	(52,254,315)	(5,429,365)
Net assets at beginning of period	520,813,061	526,242,426
Net assets at end of period (including over distributed net investment income of $20,170,528 and $3,251,401, respectively)	$468,558,746	$520,813,061
Capital share activity:
Shares sold	—	6,750,000
Shares repurchased	(315,783)	(154,600)
Shares issued from reinvestment of distributions	—	307,624
Net (decrease) increase in capital share activity	(315,783)	6,903,024

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,121,682	$25,133,989
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities:
Accretion of discounts on investments	(30,137,613)	(2,084,266)
Accretion of discount on notes payable and deferred debt issuance costs	1,400,334	1,394,558
Increase in investments due to PIK	(519,286)	(966,960)
Purchases of investments	(215,296,186)	(355,027,153)
Repayments of principal and reductions to investment cost value	210,451,894	220,455,237
Proceeds from the sale of investments	51,024,934	102,755,346
Net realized losses on investments	2,155,923	12,190,470
Net change in unrealized appreciation/depreciation on investments	30,793,056	15,370,836
Increase in interest and distributions receivable	(1,155,218)	(2,012,971)
Increase in other assets	(18,481)	(374,667)
Increase in accrued interest payable	2,367,921	2,154,771
Decrease in investment advisory fee payable	(352,584)	(76,504)
Decrease in accrued capital gains incentive fee	—	(3,872,853)
Increase in accrued expenses	311,496	367,040
Net cash provided (used) by operating activities	52,147,872	15,406,873
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	1,938,922	(18,610,225)
Net cash provided (used) by investing activities	1,938,922	(18,610,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	68,445,000
Offering expenses from the issuance of common stock	—	(2,033,950)
Distributions paid (net of stock issued under dividend reinvestment plan of $0 and $1,847,625, respectively)	(50,989,788)	(50,535,499)
Repurchase of common stock	(2,386,209)	—
Net cash (used) provided by financing activities	(53,375,997)	15,875,551
Net increase in cash and cash equivalents	710,797	12,672,200
Cash and cash equivalents, beginning of period	20,505,323	14,933,074
Cash and cash equivalents, end of period	$21,216,120	$27,605,274
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with dividend reinvestment plan	$—	$1,847,625
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$10,242	$—
Securities purchased not settled	$2,850,000	$10,721,250
Cash paid for interest	$11,201,660	$11,255,851

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The Company’s operations include the activities of its wholly-owned subsidiary, TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”) for the periods in which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A., to replace the financing previously obtained through TICC CLO. TICC CLO effectively ceased operations on October 27, 2014, and the notes payable by TICC CLO were repaid with borrowings under the debt facility of TICC Funding. See “Note 7. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

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
SEPTEMBER 30, 2015
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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Holdings, TICC CLO, TICC CLO 2012-1 and TICC Funding. All inter-company accounts and transaction have been eliminated in consolidation.

During the quarter ended September 30, 2015, the Company recorded an out of period adjustment related to a miscalculation of discount accretion which increased interest income and increased investment cost, by approximately $1.4 million. The increase in the investment cost has a corresponding effect on the investment's unrealized depreciation of the same amount. Management concluded the adjustment was not material to previously filed financial statements.

The Company follows the accounting and reporting guidance in FASB Accounting Standards Codification 946.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810 — Financial Services — Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO, TICC CLO 2012-1 and TICC Funding would be considered investment companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision making power that drives their economic performance. Accordingly, the Company consolidates the results of the Company’s wholly-owned subsidiaries in its financial statements, and follows the accounting and reporting guidance in ASC 946-810.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value. At September 30, 2015 and December 31, 2014, cash and cash equivalents consisted solely of demand deposits.

Restricted cash represents the cash held by the trustees of the Company’s CLO and special purpose vehicle subsidiaries. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes.

INVESTMENT VALUATION

The Company fair values its investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. Estimates made in the preparation of TICC’s consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. TICC believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of September 30, 2015.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

including related equity investments, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation or depreciation.

Syndicated Loans

In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10-35. During such periods of illiquidity, when TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

During the past several years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted- in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2015, the Company held no non-accrual assets in its portfolio; as of September 30, 2014, the Company’s investment in Unitek Global Services, Inc.’s senior secured notes was on non-accrual status.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

SHARE REPURCHASES

From time to time, the Company’s Board of Directors may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in the State of Maryland, state law requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date. As of September 30, 2015, the Company did not have an active share repurchase program.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

For tax purposes, the cost basis of the portfolio investments at September 30, 2015 and December 31, 2014, was approximately $1,042,317,640 and $1,038,761,529, respectively.

NOTE 5. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at September 30, 2015 were as follow:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$49.1	$631.4	$680.5
Subordinated Debt	0.0	0.0	0.5	0.5
CLO Debt	0.0	0.0	2.3	2.3
CLO Equity	0.0	0.0	237.2	237.2
Equity	0.0	0.0	6.7	6.7
Total	$0.0	$49.1	$878.1	$927.2

The Company’s assets measured at fair value on a recurring basis at December 31, 2014 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2015 and December 31, 2014, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of September 30, 2015	Valuation Techniques/ Methodologies		Unobservable Input		Range/Weighted Average(8)
Corporate debt investments syndicated	$551.2	Market quotes		NBIB(1)		70.3% – 100.5%/98.0%
	16.2	Yield Analysis		NBIB(1)		99.4% – 99.5%/99.4%
				Discount Margin		4.50%/ncm(4)
	29.7	Recent transactions		Actual trade/payoff(6)		100.0%
	21.9	Market quotes/ Enterprise value		NBIB(1)		83.1% – 94.7%/84.5%
				EBITDA multiples	(2)	4.25x – 5.75x/ncm(4)
bilateral	12.9	Enterprise value(7)		EBITDA(2)		$1.7/ncm(4)
				Market multiples(2)		$5.0x – $6.0x/ncm(4)
				Discount rates(3)		N/A
CLO debt	2.3	Market quotes		NBIB(1)		76.7%
CLO equity	233.5	Market quotes		NBIB(1)		41.2% – 90.0%/63.5%
	0.1	Recent transactions		Actual trade(6)		0.5% – 0.5%/0.5%
	3.6	Discounted cash flow	(5)	Discount rate(3)(5)		10.4% – 16.7%/ncm(4)
Equity Shares	6.7	Enterprise value(7)/		EBITDA(2)		$1.7 – $188.6/ncm(4)
		Discounted cash flow		Market multiples(2)		4.3x-8.6x/ncm(4)
				Discount rates(3)		20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$878.1

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies		Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$563.1	Market quotes		NBIB(1)	70.0% – 100.3%/98.2%
	39.6	Yield Analysis		NBIB(1) Discount Margin	96.2% – 99.4%/97.7% 4.10% – 7.90%/ncm(4)
	19.0	Recent transactions		Actual trade/payoffs(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/ Enterprise value		NBIB(1)	52.2% – 100.0%/68.1%
				EBITDA multiples(2)	4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)		EBITDA(2) Market multiples(2)	$2.5/ncm(4) 5.0x – 6.0x/ncm(4)
				Discount rates(3)	N/A
CLO debt	11.3	Market quotes		NBIB(1)	82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes		NBIB(1)	20.5% – 97.1%/77.2%
	10.8	Recent transactions		Actual trade(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow	(5)	Discount rates(3)(5)	10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/ Discounted cash flow(5)		EBITDA(2) Market multiples(2) Discount rates(3)	$2.5 – $170.8/ncm(4) 4.3x – 9.3x/ncm(4) 20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,419	175,340	—	—	175,340
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,564	19,838	—	—	19,838
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,262	22,885	—	—	22,885
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,162	21,000	—	—	21,000
2017 Convertible Notes(3)	115,000	118,450			118,450
Total	$501,407	$507,513	$—	$—	$507,513

(1)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at June 30, 2015	$616.9	$0.0	$0.6	$2.5	$276.5	$9.9	$906.4
Realized gains (losses) included in earnings	0.4	0.0	0.0	0.0	0.0	0.0	0.4
Unrealized (depreciation) appreciation included in earnings(1)	(4.7)	0.0	(0.1)	(0.2)	(32.5)	(3.2)	(40.7)
Accretion of discount	2.2	0.0	0.0	0.0	8.6	0.0	10.8
Purchases	63.4	0.0	0.0	0.0	2.9	0.0	66.3
Repayments and Sales	(46.8)	0.0	0.0	0.0	(18.3)	0.0	(65.1)
Payment in Kind income	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2015	$631.4	$0.0	$0.5	$2.3	$237.2	$6.7	$878.1
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(4.5)	$0.0	$(0.1)	$(0.2)	$(32.5)	$(3.1)	$(40.4)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the nine months ending September 30, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$0.0	$11.3	$259.8	$9.7	$944.9
Realized (losses) gains included in earnings	(3.9)	2.6	0.0	(0.1)	(1.6)	0.8	(2.2)
Unrealized appreciation (depreciation) included in earnings(1)	3.6	(2.6)	(0.1)	0.1	(29.9)	(1.8)	(30.7)
Accretion of discount	3.6	0.0	0.0	0.2	26.3	0.0	30.1
Purchases	138.2	0.0	0.5	0.0	61.2	4.2	204.1
Repayments and Sales	(168.0)	(6.6)	0.0	(9.2)	(78.6)	(6.2)	(268.6)
Payment in Kind income	0.2	0.2	0.1	0.0	0.0	0.0	0.5
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2015	$631.4	$0.0	$0.5	$2.3	$237.2	$6.7	$878.1
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(2.3)	$0.0	$(0.1)	$(0.2)	$(32.1)	$(2.9)	$(37.6)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Common Stock	Preferred Share Equity	Warrants to Purchase Equity	Total
Balance at June 30, 2014	$657.1	$6.1	$21.5	$264.6	$14.5	$0.0	$0.1	$963.9
Realized gains (losses) included in earnings	0.2	0.0	1.5	(5.2)	0.0	0.0	0.0	(3.5)
Unrealized (depreciation) appreciation included in earnings(1)	(8.5)	0.0	(1.8)	(6.6)	1.9	0.0	(0.1)	(15.1)
Accretion of discount	0.5	0.0	0.1	0.0	0.0	0.0	0.0	0.6
Purchases	38.0	0.0	0.0	59.6	0.0	0.0	0.0	97.6
Repayments and Sales	(69.8)	0.0	(9.8)	(41.4)	0.0	0.0	0.0	(121.0)
Payment in Kind income	0.1	0.2	0.0	0.0	0.0	0.0	0.0	0.3
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2014	$617.6	$6.3	$11.5	$271.0	$16.4	$0.0	$0.0	$922.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(8.6)	$0.0	$(0.1)	$(12.5)	$2.0	$0.0	$(0.1)	$(19.3)

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the nine months ended September 30, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Common Stock	Preferred Share Equity	Warrants to Purchase Equity	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$13.8	$0.4	$0.9	$914.7
Realized gains (losses) included in earnings	(6.0)	0.0	2.2	(7.4)	(0.4)	(0.2)	(0.4)	(12.2)
Unrealized (depreciation) appreciation included in earnings(1)	(5.0)	0.1	(2.5)	(8.4)	1.0	(0.2)	(0.2)	(15.2)
Accretion of discount(1)	1.7	0.0	0.3	0.0	0.0	0.0	0.0	2.0
Purchases	236.7	0.0	0.0	120.2	2.0	0.0	0.0	358.9
Repayments and Sales(1)	(238.2)	0.0	(17.4)	(70.5)	0.0	0.0	(0.3)	(326.4)
Payment in Kind income	0.6	0.4	0.0	0.0	0.0	0.0	0.0	1.0
Transfers in and/or out of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at September 30, 2014	$617.6	$6.3	$11.5	$271.0	$16.4	$0.0	$0.0	$922.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(8.2)	$0.0	$(0.5)	$(14.9)	$0.6	$0.0	$(0.4)	$(23.4)

(1)	Includes rounding adjustments to reconcile period balances.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$680.5	73.4%	$697.0	70.8%
Senior Unsecured Notes	0.0	0.0%	6.4	0.7%
Subordinated Debt	0.5	0.1%	0.0	0.0%
CLO Equity	237.2	25.6%	259.8	26.4%
CLO Debt	2.3	0.2%	11.3	1.1%
Equity	6.7	0.7%	9.7	1.0%
Total	$927.2	100.0%	$984.2	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At September 30, 2015 and December 31, 2014, respectively, cash, cash equivalents and restricted cash were as follows:

	September 30, 2015	December 31, 2014
Cash	$21,216,120	$20,505,323
Cash Equivalents	—	—
Total Cash and Cash Equivalents	$21,216,120	$20,505,323
Restricted Cash	$18,637,328	$20,576,250

NOTE 7. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. The most recent borrowing was the TICC Funding LLC revolving credit facility which occurred on October 27, 2014, at which point the asset coverage was in excess of 200%. As of September 30, 2015, the Company’s asset coverage for borrowed amounts was 192.1%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	September 30, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,419	(1)	$175,340	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,564	(1)	19,838	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,262	(1)	22,885	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,162	(1)	21,000	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC Notes	240,000	236,407		239,063	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	150,000	150,000		150,000	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		118,450	115,000	115,000		119,025
	$505,000	$501,407		$507,513	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of September 30, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,581, $436, $738 and $838, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2015 were 3.60% and 4.9 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The table below summarizes the components of interest expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015					Three Months Ended September 30, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense		Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—		$—	$—	$642.4	$40.0	$76.3	$758.7
TICC CLO 2012-1 LLC Class A-1 Notes	912.3	50.0		—	962.3	890.7	49.9	—	940.6
TICC CLO 2012-1 LLC Class B-1 Notes	192.1	13.6		—	205.7	190.7	13.5	—	204.2
TICC CLO 2012-1 LLC Class C-1 Notes	293.6	22.7		—	316.3	292.7	22.5	—	315.2
TICC CLO 2012-1 LLC Class D-1 Notes	321.2	25.4		—	346.6	320.9	25.2	—	346.1
TICC CLO 2012-1 LLC amortization of deferred debt	—	—		86.7	86.7	—	—	86.7	86.7
2017 Convertible Notes	2,156.3	—		156.0	2,312.3	2,156.3	—	156.0	2,312.3
TICC Funding LLC revolving credit facility	683.8	—		117.6	801.4	—	—	—	—
Total	$4,559.3	$111.7	(1)	$360.3	$5,031.3	$4,493.7	$151.1	$319.0	$4,963.8

(1)	Includes rounding adjustments to reconcile period balances.

The table below summarizes the components of interest expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—	$—	$—	$1,907.4	$118.8	$226.2	$2,252.4
TICC CLO 2012-1 LLC Class A-1 Notes	2,688.2	148.4	—	2,836.6	2,646.5	148.1	—	2,794.6
TICC CLO 2012-1 LLC Class B-1 Notes	569.9	40.3	—	610.2	566.2	40.1	—	606.3
TICC CLO 2012-1 LLC Class C-1 Notes	872.6	67.2	—	939.8	869.1	66.7	—	935.8
TICC CLO 2012-1 LLC Class D-1 Notes	955.4	75.3	—	1,030.7	952.8	74.4	—	1,027.2
TICC CLO 2012-1 LLC amortization of deferred debt	—	—	257.2	257.2	—	—	257.2	257.2
2017 Convertible Notes	6,468.8	—	463.0	6,931.8	6,468.7	—	463.0	6,931.7
TICC Funding LLC revolving credit facility	2,014.7	—	348.9	2,363.6	—	—	—	—
Total	$13,569.6	$331.2	$1,069.1	$14,969.9	$13,410.7	$448.1	$946.4	$14,805.2

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The aggregate accrued interest which remained payable at September 30, 2015 and December 31, 2014, was approximately $5.0 million and $2.6 million, respectively.

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

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three and nine months ended September 30, 2015 and 2014, respectively:

TICC CLO LLC	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stated interest expense	$—	$642,399	$—	$1,907,378
Amortization of deferred issuance costs	—	76,251	—	226,266
Note discount expense	—	40,047	—	118,788
Total interest expense	$—	$758,697	$—	$2,252,432
Effective annualized average interest rate	—	2.97%	—	2.97%
Cash paid for interest	$—	$634,405	$—	$1,908,191

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2015, the secured notes of the “2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

(Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of September 30, 2015.

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

As of September 30, 2015, there were 42 investments in portfolio companies with a total fair value of approximately $311.8 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at September 30, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2015, TICC had a deferred debt issuance balance of approximately $2.7 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stated interest expense	$1,719,273	$1,695,008	$5,086,180	$5,034,494
Amortization of deferred issuance costs	86,662	86,662	257,160	257,160
Note discount expense	111,801	111,149	331,278	329,347
Total interest expense	$1,917,736	$1,892,819	$5,674,618	$5,621,001
Effective annualized average interest rate	3.17%	3.13%	3.16%	3.13%
Cash paid for interest	$1,707,969	$1,656,290	$5,081,521	$5,035,160

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through May 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%. Effective May 26, 2015 and through August 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.282%. Effective August 26, 2015 and through September 30, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.329%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2015, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.07910%	175	$904,014	$912,304	$50,035	$2,680,960	$2,688,206	$148,407
Class B-1 Notes	3.82910%	350	191,201	192,143	13,603	570,071	569,923	40,315
Class C-1 Notes	5.07910%	475	292,555	293,638	22,709	873,603	872,633	67,241
Class D-1 Notes	6.07910%	575	320,199	321,188	25,454	956,887	955,418	75,315
Total			$1,707,969	$1,719,273	$111,801	$5,081,521	$5,086,180	$331,278

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2014, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98490%	175	$869,946	$890,680	$49,944	$2,646,961	$2,646,473	$148,137
Class B-1 Notes	3.73490%	350	186,358	190,658	13,536	566,208	566,153	40,117
Class C-1 Notes	4.98490%	475	286,186	292,729	22,511	869,160	869,095	66,654
Class D-1 Notes	5.98490%	575	313,800	320,941	25,158	952,831	952,773	74,439
Total			$1,656,290	$1,695,008	$111,149	$5,035,160	$5,034,494	$329,347

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2015 and 2014 are as follows:

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
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at September 30, 2015 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2015, the Company had a deferred debt issuance balance of approximately $1.3 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and nine months ended September 30, 2015 and 2014, respectively:

2017 Convertible Notes	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stated interest expense	$2,156,250	$2,156,250	$6,468,750	$6,468,750
Amortization of deferred issuance costs	156,028	156,028	462,997	462,997
Total interest expense	$2,312,278	$2,312,278	$6,931,747	$6,931,747
Effective annualized average interest rate	7.98%	7.98%	8.06%	8.06%
Cash paid for interest	$—	$—	$4,312,500	$4,312,500

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

As of September 30, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

As of September 30, 2015, there were 41 investments in portfolio companies with a total fair value of approximately $291.5 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at September 30, 2015 was approximately $0.7 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Facility. As of September 30, 2015, TICC had a deferred debt issuance costs balance of approximately $0.6 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three and nine months ended September 30, 2015:

Credit Facility	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Stated interest expense	$683,752	$2,014,651
Amortization of deferred issuance costs	117,578	348,900
Total interest expense	$801,330	$2,363,551
Effective annualized average interest rate	2.12%	2.09%
Cash paid for interest	$672,699	$1,807,639

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7. BORROWINGS  – (continued)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$10,874,618	$17,520,528	$34,070,661	$52,695,296
Weighted average common shares outstanding – basic	59,987,986	60,268,078	59,997,565	58,307,825
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.18	$0.29	$0.57	$0.90
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$10,874,618	$17,520,528	$34,070,661	$52,695,296
Adjustments for interest on convertible senior notes, deferred issuance costs, base management fees and incentive fees(2)	—	1,857,852	5,560,729	5,571,062
Net investment income, as adjusted(1)(2)	$10,874,618	$19,378,380	$39,631,390	$58,266,358
Weighted average common shares outstanding – basic	59,987,986	60,268,078	59,997,565	58,307,825
Adjustments for dilutive effect of convertible notes(2)	—	10,033,152	10,033,152	10,033,152
Weighted average common shares outstanding – diluted(2)	59,987,986	70,301,230	70,030,717	68,340,977
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.18	$0.28	$0.57	$0.85

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 8. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net (decrease) increase in net assets resulting from operations per common share – basic:
Net (decrease) increase in net assets resulting from operations(1)	$(29,734,738)	$(1,261,925)	$1,121,682	$25,133,990
Weighted average common shares outstanding – basic	59,987,986	60,268,078	59,997,565	58,307,825
Net (decrease) increase in net assets resulting from operations per common share – basic	$(0.50)	$(0.02)	$0.02	$0.43
Net (decrease) increase in net assets resulting from operations per common share – diluted:
Net increase in net assets resulting from operations, before adjustments(1)	$(29,734,738)	$(1,261,925)	$1,121,682	$25,133,990
Adjustments for interest on convertible senior notes, deferred issuance costs, base management fees and incentive fees(2)	—	—	—	—
Net (decrease) increase in net assets resulting from operations, as adjusted(1)(2)	$(29,734,738)	$(1,261,926)	$1,121,682	$25,133,990
Weighted average common shares outstanding – basic	59,987,986	60,268,078	59,997,565	58,307,825
Adjustments for dilutive effect of convertible notes(2)	—	—	—	—
Weighted average common shares outstanding – diluted(2)	59,987,986	60,268,078	59,997,565	58,307,825
Net (decrease) increase in net assets resulting from operations per common share – diluted(1)	$(0.50)	$(0.02)	$0.02	$0.43

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine month periods ended September 30, 2015 and September 30, 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the three and nine month periods ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interset on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$1,852,432	—	—	—
Share adjustments for dilutive effect of convertible notes	10,033,152	—	—	—

Net (decrease) increase in net assets resulting from operations per common share – diluted:
Adjustments for interset on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$1,852,432	$1,857,852	$5,560,729	$5,571,062
Share adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	10,033,152	10,033,152

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The following table represents the Base Fee for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Investment advisory fee	$5,255,583	$5,366,277	$15,574,269	$15,764,248

The investment advisory fee payable to TICC Management as of September 30, 2015 and December 31, 2014, was $5,255,583 and $5,385,943, respectively.

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

During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” As a result of this error, because the net investment income incentive fee in prior years was based upon net investment income as previously reported, the net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through the year ended 2014. Therefore, a reduction in expenses as well as “due from affiliate” of approximately $2.4 million was recorded for the quarter ended March 31, 2015, which represents the cumulative indirect effect of the error on the Company’s net investment income incentive fees. This reversal of expenses was partially offset by net investment income incentive fees

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

earned for the nine months ended September 30, 2015 of approximately $1.4 million. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

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

The following table represents the net investment income incentive fees for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net investment income incentive fee	$575,319	$1,701,699	$(929,933)	$4,806,278

The net investment income incentive fee payable to TICC Management as of September 30, 2015 and December 31, 2014, was approximately $575,319 and $797,543, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

The following table represents the hypothetical capital gains incentive fees for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Capital gains incentive fees	$—	$(837,963)	$—	$(3,872,853)

There were no accrued capital gains incentive fee payable to TICC Management as of September 30, 2015 and December 31, 2014.

Administration Agreement

The Company has also entered into the Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, chief compliance officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor.

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

For the three months ended September 30, 2015 and 2014, TICC incurred $89,660 and $472,903, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the nine months ended September 30, 2015 and 2014, TICC incurred compensation expenses of $965,293 and $1,399,476, respectively. Further, TICC incurred $27,738 and $18,300 for facility costs allocated under the agreement for the three months ended September 30, 2015 and 2014, respectively; for the nine months ended September 30, 2015 and 2014, TICC incurred $82,675 and $54,900, respectively. As of September 30, 2015 and December 31, 2014, compensation expense payable was $43,100 and $0, respectively, and for the same periods, facility expense payable was $0 and $5,000, respectively.

NOTE 10. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with US federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 10. DISTRIBUTIONS  – (continued)

taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

On March 31, 2015, June 30, 2015 and September 30, 2015, the Company paid a distribution of $0.27 per share, $0.29 per share and $0.29 per share, respectively. The Company has a distribution reinvestment plan under which all distributions are paid to stockholders in the form of additional shares issued or purchased in the open market, unless a stockholder elects to receive cash.

NOTE 11. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2015 was $7.81, and at December 31, 2014 was $8.64. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 12. INVESTMENT INCOME

The following tables set forth the components of investment income for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Interest income
Stated interest income	$11,812,652	$12,167,910
Original issue discount and market discount income	2,231,377	646,381
Payment-in-kind income	97,914	276,953
Discount income derived from unscheduled remittances at par	2,389	36,543
Total interest income	$14,144,332	$13,127,787
Income from securitization vehicles(1)	$8,617,121	$15,170,869
Commitment, amendment and other fee income
Fee letters	$339,566	$341,159
Success fees on CLO warehouses	—	1,031,360
Loan prepayment and bond call fees	—	225,000
All other fees	33,369	279,548
Total commitment, amendment and other fee income	$372,935	$1,877,067
Total investment income	$23,134,388	$30,175,723

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 12. INVESTMENT INCOME  – (continued)

The following tables set forth the components of investment income for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest income
Stated interest income	$35,869,821	$36,223,209
Original issue discount and market discount income	3,741,070	2,084,263
Payment-in-kind income	599,858	966,960
Discount income derived from unscheduled remittances at par	61,700	177,708
Total interest income	$40,272,449	$39,452,140
Income from securitization vehicles(1)	$26,396,541	$45,047,290
Commitment, amendment and other fee income
Fee letters	$1,014,381	$922,754
Success fees on CLO warehouses	—	1,031,360
Loan prepayment and bond call fees	360,000	1,763,880
All other fees	610,925	549,885
Total commitment, amendment and other fee income	$1,985,306	$4,267,879
Total investment income	$68,654,296	$88,767,309

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Investment Income.”

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2015 and 2014, respectively, the Company received no fee income for managerial assistance.

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock were repurchased. Under the repurchase program, we were able to, but were not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we complied with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act. During the quarter ended March 31, 2015, we repurchased 315,783 shares at the weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.3% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this program was approximately $2.4 million, through the program’s expiration on June 30, 2015. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2015, the Company did not have an active share repurchase program.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of September 30, 2015, the Company had commitments to purchase additional debt investments of approximately $21.0 million.

We are currently subject to litigation arising out of the Transaction (as defined in “Note 19. Potential Sale of Company’s Investment Advisor”). In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we believe we have adequate insurance in place to cover such litigation.

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ending September 30, 2015 and 2014, respectively, are as follows:

	Three Months Ended September 30, 2015 (unaudited)	Three Months Ended September 30, 2014 (unaudited)	Nine Months Ended September 30, 2015 (unaudited)	Nine Months Ended September 30, 2014 (unaudited)
Per Share Data
Net asset value at beginning of period	$8.60	$9.71	$8.64	$9.85
Net investment income(1)(3)	0.18	0.29	0.57	0.90
Net realized and unrealized capital losses(2)(3)	(0.68)	(0.31)	(0.56)	(0.47)
Net change in net asset value from operations	(0.50)	(0.02)	0.01	0.43
Distributions per share from net investment income	(0.29)	(0.29)	(0.85)	(0.87)
Distributions based on weighted average share impact	—	—	—	(0.01)
Total distributions(4)	(0.29)	(0.29)	(0.85)	(0.88)
Effect of shares repurchased, gross	—	—	0.01	—
Net asset value at end of period	$7.81	$9.40	$7.81	$9.40
Per share market value at beginning of period	$6.72	$9.90	$7.53	$10.34
Per share market value at end of period	$6.71	$8.83	$6.71	$8.83
Total return(5)	4.17%	(7.88)%	0.60%	(6.52)%
Shares outstanding at end of period	59,987,986	60,357,746	59,987,986	60,357,746
Ratios/Supplemental Data
Net assets at end of period (000’s)	$468,559	$567,252	$468,559	$567,252
Average net assets (000’s)	$492,124	$576,241	$510,712	$565,430
Ratio of expenses to average net assets(6)	9.97%	8.79%	9.03%	8.51%
Ratio of net investment income to average net assets(6)	8.84%	12.16%	8.90%	12.43%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 15. FINANCIAL HIGHLIGHTS  – (continued)

(3)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.
(4)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The tax character of distributions will be determined at the end of the fiscal year.
(5)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(6)	Annualized.
(7)	The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015 (unaudited)	Three Months Ended September 30, 2014 (unaudited)	Nine Months Ended September 30, 2015 (unaudited)	Nine Months Ended September 30, 2014 (unaudited)
Ratio of expenses before incentive fees to average net assets	9.50%	8.19%	9.27%	8.29%
Ratio of net investment income incentive fees to average net assets	0.47%	1.18%	(0.24)%	1.13%
Ratio of capital gains incentive fees to average net assets	—	(0.58)%	—	(0.91)%
Ratio of expenses, excluding interest expense, to average net assets	5.88%	5.33%	5.12%	5.02%

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

On February 18, 2015, the FASB issued ASU 2015-02, which updated consolidation standards under ASC Topic 810, “Consolidation.” Under this update, a new consolidation analysis is required for variable interest entities (“VIEs”) and will limit the circumstances in which investment managers and similar entities are required to consolidate the entities that they manage. The FASB decided to eliminate some of the criteria under which their fees are considered a variable interest and limit the circumstances in which variable interests in a VIE held by related parties of a reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is assessing the impact of the adoption of ASU 2015-2 on its financial statements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 18. RISKS AND UNCERTAINTIES  – (continued)

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

The owners of TICC Management have entered into a purchase agreement to sell a controlling interest in TICC Management to another party. The closing of this transaction is subject to certain closing conditions. See “Note 19. Potential Sale of the Company's Investment Advisor” for additional information.

NOTE 19. POTENTIAL SALE OF COMPANY’S INVESTMENT ADVISOR

Messrs. Jonathan H. Cohen, Saul B. Rosenthal and Charles M. Royce, or their respective affiliates (collectively, the “Sellers”) own and/or control all of the issued and outstanding limited liability company membership interests of TICC Management, LLC (the “Adviser”). On August 3, 2015, the Sellers entered into a purchase agreement with an affiliate of Benefit Street Partners L.L.C. (“BSP”), pursuant to which BSP would acquire control of the Adviser (the “Transaction”). The Transaction would result in a change in control of the Adviser, and as a result, an assignment and subsequent termination of the current investment advisory agreement, dated July 1, 2011, between the Company and the Adviser in accordance with the 1940 Act.

On September 3, 2015, the Company filed a proxy statement (the “Proxy Statement”) in connection with a special meeting of the Company’s stockholders (the “Special Meeting”), at which the stockholders of the Company will be asked to approve a new investment advisory agreement between the Company and TICC Management (the “New Advisory Agreement”) among other proposals. The Company’s Board of Directors (the “Board”), including a majority of non-interested directors, has approved the New Advisory Agreement and believes it to be in the best interests of the Company and its stockholders. If approved by the required majority of the Company’s stockholders, the New Advisory Agreement will become effective upon the closing of the Transaction, which is expected to occur as soon as practicable following the Special Meeting.

On August 11, 2015, NexPoint Advisers, L.P. (“NexPoint”) delivered to the Board an unsolicited proposal to act as the Company’s new investment adviser. On September 23, 2015, NexPoint filed Form PREC 14A, a preliminary solicitation of proxies in opposition of the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting, and proposed a slate of six director nominees for consideration at the Special Meeting.

On September 10, 2015, TPG Specialty Lending, Inc. (“TPG”) delivered to the Special Committee a proposal to acquire TICC Capital Corp. in a stock-for-stock transaction. The proposal stated that TPG intended

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 19. POTENTIAL SALE OF COMPANY’S INVESTMENT ADVISOR  – (continued)

to offer TICC stockholders a number of shares in TPG common stock that results in TICC stockholders receiving $7.50 in value per share as of the signing date of a definitive agreement. On September 18, 2015, TPG filed a Form PREC 14A, a preliminary solicitation of proxies in opposition of the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting.

The special committee of the Company’s non-interested directors and the Board of Directors determined to continue to recommend the New Advisory Agreement to the Company’s stockholders.

Since September 3, 2015, the Company has filed additional soliciting materials with the SEC and also filed on October 27, 2015, a supplement containing proposed court ordered disclosures regarding the Transaction. See “Note 14. Commitments and Contingencies” for additional discussion regarding litigation arising out of the Transaction. Also see “Note 20. Subsequent Events” for developments relating to the Transaction and the Special Meeting subsequent to September 30, 2015.

NOTE 20. SUBSEQUENT EVENTS

Distributions

On November 2, 2015, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2015 to shareholders of record as of December 16, 2015.

Potential Sale of the Company’s Investment Adviser

Subsequent to the end of the fiscal quarter ended September 30, 2015, there have been additional developments in connection with the Transaction and the Special Meeting.

On October 5, 2015, TPG filed a Form DEFC 14A, a definitive solicitation of proxies in opposition to the New Advisory Agreement and other proposals to be voted on at the Special meeting.

On October 7, 2015, BSP announced its intention to support a tender offer or share repurchase program of between $50 million and $100 million, with the tender offer to be funded by BSP, if the Transaction closes.

On October 8, 2015, NexPoint brought suit in the United States District Court for the District of Connecticut (the “Court”) against the Company, the Company’s Board of Directors and the Company’s President. NexPoint’s complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, breached the fiduciary duty of candor under Maryland law, and breached the Company’s Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought (i) a temporary restraining order prohibiting the Company from canceling or rescheduling its October 27, 2015 Special Meeting or altering the size or composition of the Board of Directors and (ii) a preliminary injunction requiring the Company to issue additional disclosures and recognize NexPoint’s six director nominees.

On October 8, 2015, the Court issued a temporary restraining order pending a hearing on NexPoint’s preliminary injunction motion, which was held on October 16, 2015.

On October 9, 2015, NexPoint filed a Form DEFC 14A, a definitive solicitation of proxies in opposition to the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting, and proposed a slate of six director nominees for consideration at the Special Meeting.

On October 23, 2015, the Court denied NexPoint’s preliminary injunction motion insofar as it sought to require the Company to recognize NexPoint’s director nominees, and granted it in part with respect to certain of NexPoint’s disclosure claims. The Court ordered (the “Order”) the Company to correct certain statements made in prior proxy materials and to provide certain additional disclosures. The Order set a schedule for the defendants to file a draft of corrective proxy materials with the Court, for NexPoint to state its agreement or any objections to those proposed disclosures, and for the Court to resolve any disputes and then set (a) a date

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 20. SUBSEQUENT EVENTS  – (continued)

by which defendants must file and mail to the Company’s stockholders the finalized corrective proxy materials, and (b) the earliest date on which the Company may hold the Special Meeting.

On October 26, 2015, NexPoint filed a motion seeking reconsideration of the Order. Defendants filed an opposition to NexPoint’s motion for reconsideration on November 3, 2015 and NexPoint filed a reply brief on November 6, 2015.

On October 27, 2015, defendants filed draft corrective proxy materials with the Court and made them available to the Company’s stockholders. On November 3, 2015, NexPoint filed their proposed corrective proxy materials for the Company with the Court, and on November 4, 2015, defendants responded to NexPoint’s objections to the corrective proxy materials that defendants proposed.

On November 9, 2015, the Court scheduled a hearing for November 13, 2015 to address NexPoint's motion for reconsideration and the proposed corrective disclosures submitted by the Company and NexPoint.

On October 27, 2015, two stockholders of the Company filed a putative class action complaint in the Court against the Company, the Board, and the Company’s President. Plaintiffs’ complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and breached the fiduciary duty of candor under Maryland law. The complaint sought (i) an injunction requiring the defendants to hold the Special Meeting only after corrective information has been disseminated to the Company’s stockholders, and (ii) an injunction requiring the defendants to issue additional corrective proxy materials. On November 3, these purported stockholders filed proposed corrective proxy materials in the NexPoint lawsuit where they are not a party. Defendants addressed plaintiff’s filing in their November 4, 2015 response to NexPoint’s objections noted above.

On October 27, 2015, the Company entered into an agreement with Raging Capital Master Fund, LTD, Raging Capital Management, LLC, and William C. Martin (the “Raging Capital Group”) under which the Raging Capital Group agreed to vote all of its shares in favor of all TICC proposals at the Special Meeting, including voting for the New Advisory Agreement and for the election of the six new directors named in TICC’s Proxy Statement. The Raging Capital Group is TICC’s largest stockholder as of the record date for the Special Meeting. TICC also agreed that if TICC’s proposals are approved at the Special Meeting, it will appoint an additional independent director, recommended by the Raging Capital Group, to the TICC Board. If TICC’s proposals are approved at the Special Meeting, this agreement would expand the number of independent directors on the TICC Board to eight.

In addition, on October 27, 2015, BSP agreed to further reduce the total fees to be paid by TICC under the New Advisory Agreement by waiving 0.25% of its 1.50% annual management fee for a period of twenty-four months after the closing of the Transaction while the portfolio is being transitioned.

See the proxy materials filed by the Company, NexPoint, and TPG since September 3, 2015 for more information about the Transaction and the Special Meeting.

Share Repurchase Program

On November 5, 2015, the Company's Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company's common stock. Under the new repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time through June 30, 2016.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio. As of September 30, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 6 and 100 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.2%.

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

Potential Sale of Company’s Investment Advisor

Messrs. Jonathan H. Cohen, Saul B. Rosenthal and Charles M. Royce, or their respective affiliates (collectively, the “Sellers”) own and/or control all of the issued and outstanding limited liability company membership interests of TICC Management, LLC (the “Adviser”). On August 3, 2015, the Sellers entered into a purchase agreement with an affiliate of Benefit Street Partners L.L.C. (“BSP”), pursuant to which BSP would acquire control of the Adviser (the “Transaction”). The Transaction would result in a change in control of the Adviser, and as a result, an assignment and subsequent termination of the current investment advisory agreement, dated July 1, 2011, between the Company and the Adviser in accordance with the 1940 Act.

On September 3, 2015, the Company filed a proxy statement (the “Proxy Statement”) in connection with a special meeting of the Company’s stockholders (the “Special Meeting”), at which the stockholders of the Company will be asked to approve a new investment advisory agreement between the Company and TICC Management (the “New Advisory Agreement”) among other proposals. The Company’s Board of Directors (the “Board”), including a majority of non-interested directors, has approved the New Advisory Agreement and believes it to be in the best interests of the Company and its stockholders. If approved by the required majority of the Company’s stockholders, the New Advisory Agreement will become effective upon the closing of the Transaction, which is expected to occur as soon as practicable following the Special Meeting.

On August 11, 2015, NexPoint Advisers, L.P. (“NexPoint”) delivered to the Board an unsolicited proposal to act as the Company’s new investment adviser. On September 23, 2015, NexPoint filed Form PREC 14A, a preliminary solicitation of proxies in opposition of the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting, and proposed a slate of six director nominees for consideration at the Special Meeting.

On September 10, 2015, TPG Specialty Lending, Inc. (“TPG”) delivered to the Special Committee a proposal to acquire TICC Capital Corp. in a stock-for-stock transaction. The proposal stated that TPG intended to offer TICC stockholders a number of shares in TPG common stock that results in TICC stockholders receiving $7.50 in value per share as of the signing date of a definitive agreement. On September 18, 2015, TPG filed a Form PREC 14A, a preliminary solicitation of proxies in opposition of the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting.

The special committee of the Company’s non-interested directors and the Board of Directors determined to continue to recommend the New Advisory Agreement to the Company’s stockholders.

Since September 3, 2015, the Company has filed additional soliciting materials with the SEC and also filed on October 27, 2015, a supplement containing proposed court ordered disclosures regarding the Transaction. See “Note 14. Commitments and Contingencies” in the notes to our consolidated financial statements for additional discussion regarding litigation arising out of the Transaction. Also see “Note 20. Subsequent Events” in the notes to our consolidated financial statements for developments relating to the Transaction and the Special Meeting subsequent to September 30, 2015.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified investment valuation and revenue recognition as critical accounting policies.

INVESTMENT VALUATION

The Company fair values its investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. Estimates made in the preparation of TICC’s consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. TICC believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments TICC makes.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of September 30, 2015.

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

Syndicated Loans

In accordance with ASC 820-10-35, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10-35. During such periods of illiquidity, when TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

During the past several years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted- in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2015, the Company held no non-accrual assets in its portfolio; as of September 30, 2014, the Company’s investment in Unitek Global Services, Inc.’s senior secured notes was on non-accrual status.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $927.2 million and $984.2 million as of September 30, 2015 and December 31, 2014, respectively. The decrease in the value of investments during the nine month period ended September 30, 2015, was due primarily to debt repayments and sales of securities totaling approximately $268.8 million and net unrealized depreciation on our investment portfolio of approximately $30.8 million, partially offset by purchases of investments of approximately $214.1 million and discount accretion of $30.1 million.

During the quarter ended September 30, 2015, we closed approximately $66.3 million in portfolio investments, including additional investments of approximately $29.5 million in existing portfolio companies and approximately $36.8 million in new portfolio companies. For the year ended December 31, 2014, we had closed approximately $556.7 million in portfolio investments, including additional investments of approximately $203.7 million in existing portfolio companies and approximately $353.0 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2015, we did not recognize any proceeds from sales whereas, for the year ended December 31, 2014, we recognized proceeds of approximately $127.5 million from the sales of securities. Also, during the quarter ended September 30, 2015, we had repayments and amortization payments of approximately $65.3 million (including reductions to investment cost value of approximately $18.3 million associated with the effective yield accounting methodology), whereas, for the year ended December 31, 2014, we had repayments and amortization payments of approximately $311.9 million.

As of September 30, 2015, we had investments in debt securities of, or loans to, 50 portfolio companies, with a fair value of approximately $683.2 million, and equity investments of approximately $244.0 million. These debt investments included approximately $0.5 million in PIK interest.

As of December 31, 2014, we had investments in debt securities of, or loans to, 57 portfolio companies, with a fair value of approximately $714.7 million, and equity investments of approximately $269.5 million. These debt investments included approximately $1.2 million in accrued PIK interest.

A reconciliation of the investment portfolio for the nine months ended September 30, 2015 and the year ended December 31, 2014 follows:

(in millions)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning investment portfolio	$984.2	$931.6
Portfolio investments acquired	214.1	556.7
Repayments of principal and reductions to investment cost value	(217.8)	(311.9)
Sales of securities	(51.0)	(127.5)
Payment in Kind(1)(2)	0.6	1.3
Accretion of discounts on investments(2)	30.1	2.8
Net unrealized appreciation (depreciation)(1)	(30.8)	(49.3)
Net realized losses	(2.2)	(19.5)
Ending investment portfolio	$927.2	$984.2

(1)	Includes rounding adjustments to reconcile September 30, 2015 period balances.
(2)	Includes rounding adjustments to reconcile December 31, 2014 period balances.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

(in millions)	New Investments	Repayments of Principal and Reductions to Investment Cost value	Sales of Securities
Quarter ended:
September 30, 2015	$66.3	$65.3	$—
June 30, 2015	88.2	99.9	33.4
March 31, 2015	59.6	52.6	17.6
Total	$214.1	$217.8	$51.0
December 31, 2014	$193.8	$87.3	$24.7
September 30, 2014	97.6	73.7	48.3
June 30, 2014	178.3	116.6	33.4
March 31, 2014	87.0	34.3	21.1
Total	$556.7	$311.9	$127.5

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$680.5	73.4%	$697.0	70.8%
Senior Unsecured Notes	0.0	0.0%	6.4	0.7%
Subordinated Debt	0.5	0.1%	0.0	0.0%
CLO Equity	237.2	25.6%	259.8	26.4%
CLO Debt	2.3	0.2%	11.3	1.1%
Equity	6.7	0.7%	9.7	1.0%
Total	$927.2	100.0%	$984.2	100.0%

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	(dollars in millions)		(dollars in millions)
Structured finance(1)	$239.5	25.8%	$271.2	27.6%
Telecommunication services	120.8	13.0%	115.7	11.8%
Financial intermediaries	85.4	9.2%	89.4	9.1%
Printing and publishing	71.4	7.7%	73.4	7.5%
Business services	70.8	7.6%	105.4	10.7%
Software	57.3	6.2%	87.5	8.9%
Healthcare	36.7	4.0%	13.2	1.3%
Consumer services	32.5	3.5%	36.0	3.7%
Logistics	18.8	2.0%	13.9	1.4%
Enterprise software	18.6	2.0%	34.3	3.5%
Retail	18.4	2.0%	13.9	1.4%
Diversified insurance	17.9	1.9%	—	0.0%
Computer hardware	17.3	1.9%	18.9	1.9%
Grocery	16.9	1.8%	13.0	1.3%
Utilities	16.2	1.7%	9.6	1.0%
Travel	14.5	1.6%	15.1	1.5%
Radio and television	14.0	1.5%	14.2	1.4%
Aerospace and defense	12.6	1.4%	12.7	1.3%
Education	10.2	1.1%	22.1	2.2%
Leisure goods	9.6	1.0%	9.6	1.0%
Pharmaceutical	8.9	1.0%	5.0	0.5%
Electronics	8.0	0.9%	3.4	0.3%
Auto parts manufacturer	5.6	0.6%	—	0.0%
IT consulting	5.3	0.6%	6.7	0.7%
Total	$927.2	100.0%	$984.2	100.0%

(1)	Reflects our debt and equity investments in CLOs as of September 30, 2015 and December 31, 2014, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2015 and December 31, 2014, our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At September 30, 2015 and December 31, 2014, our debt investment portfolio was graded as follows:

		September 30, 2015
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%

		September 30, 2015
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	582.8	83.2%	578.2	84.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	118.1	16.8%	105.0	15.4%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$700.9	100.0%	$683.2	100.0%

		December 31, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	675.8	91.1%	662.8	92.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	51.2	6.9%	43.5	6.1%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche.	15.0	2.0%	8.3	1.1%
		$742.0	100.0%	$714.6	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2015 to the three months ended September 30, 2014.

Investment Income

Investment income for the three months ended September 30, 2015 and September 30, 2014 was approximately $23.1 million and $30.2 million, respectively, reflecting a decrease of $7.1 million. The following tables set forth the components of investment income for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Interest income
Stated interest income	$11,812,652	$12,167,910
Original issue discount and market discount income	2,231,377	646,381
Payment-in-kind income	97,914	276,953
Discount income derived from unscheduled remittances at par	2,389	36,543
Total interest income	$14,144,332	$13,127,787
Income from securitization vehicles(1)	$8,617,121	$15,170,869
Commitment, amendment and other fee income
Fee letters	$339,566	$341,159
Success fees on CLO warehouses	—	1,031,360
Loan prepayment and bond call fees	—	225,000
All other fees	33,369	279,548
Total commitment, amendment and other fee income	$372,935	$1,877,067
Total investment income	$23,134,388	$30,175,723

(1)	During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

The decrease in total investment income was primarily due to a reduction of income from securitization vehicles resulting from a change in accounting policy related to our CLO equity investments described in further detail in “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, a decrease in commitment, amendment and other fee income, partially offset by an approximate $1.4 million out of period adjustment to interest income described further in “Note 4 Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. The total principal value of income producing debt investments as of September 30, 2015 and September 30, 2014 was approximately $700.9 million and $660.3 million, respectively.

As of September 30, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 6 and 100 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.2%, compared with 8.0% as of September 30, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Operating Expenses

Total expenses for the quarter ended September 30, 2015 were approximately $12.3 million and expenses before incentive fees, for the quarter ended September 30, 2014, were approximately $12.7 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees for the quarter ended September 30, 2015 were approximately $11.7 million, which decreased approximately $0.1 million from the quarter ended September 30, 2014, attributable to lower investment advisory fees and compensation expense partially offset by higher professional fees. Expenses before incentive fees for the quarter ended September 30, 2014 were approximately $11.8 million.

The investment advisory fee for the quarter ended September 30, 2015 was approximately $5.3 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2014 was approximately $5.4 million as the weighted average gross assets declined due largely to lower fair values. At September 30, 2015 and December 31, 2014, approximately $5.8 million and $6.2 million, respectively, of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the third quarter of 2015 was approximately $5.0 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, compared with interest expense and other debt financing expenses of approximately $5.0 million for the quarter ended September 30, 2014.

The aggregate accrued interest which remained payable at September 30, 2015, was approximately $5.0 million, comprised of: $0.7 million for the notes of TICC CLO 2012-1, $3.6 million for the 2017 Convertible Notes, and approximately $0.7 million for the TICC Funding LLC notes. The aggregate interest payable at December 31, 2014, was approximately $2.6 million.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $819,000 for the quarter ended September 30, 2015, compared to approximately $604,000 for the quarter ended September 30, 2014. This increase was primarily the result of a change in the timing of audit fees.

Compensation expenses were approximately $90,000 for the quarter ended September 30, 2015 compared to approximately $473,000 for the quarter ended September 30, 2014, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. This decrease was largely the result of the reversal of previously accrued compensation and staffing changes. At September 30, 2015 and December 31, 2014, respectively, approximately $43,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $489,000 for the three months ended September 30, 2015 compared to approximately $385,000, for the comparable period in 2014. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the third quarter of 2015 was approximately $0.6 million compared to $1.7 million in the third quarter of 2014. This decrease results from the change in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

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

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended September 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation on our portfolio. For the three months ended September 30, 2014, an accrual reversal of approximately $800,000 was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2015, we recognized net realized gains on investments of approximately $0.4 million, which primarily reflects the gains from the repayment of our debt investment held in Jackson Hewitt Tax Service, Inc.

For the three months ended September 30, 2015, our net change in unrealized depreciation was approximately $41.0 million, composed of $1.1 million in gross unrealized appreciation, $41.7 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $9.7 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2015 were as follows:

Portfolio Company	Changes in unrealized appreciation (depreciation)
Unitek Global Services, Inc	$(1.6)
Halcyon Loan Advisors Funding 2012-2 Ltd	(1.2)
RBS Holding Company	(1.2)
Ares XXVI CLO Ltd	(1.3)
Carlyle Global Market Strategies CLO 2014-4, Ltd	(1.4)
Cedar Funding II CLO, Ltd	(1.5)
Ares XXIX CLO Ltd	(1.6)
Ares XXV CLO Ltd	(1.6)
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	(2.0)
Jamestown CLO V Ltd	(2.0)
Shackleton 2013-IV CLO, Ltd	(2.2)
Marea CLO, Ltd	(2.2)
Catamaran CLO 2012-1 Ltd	(2.4)
Newmark Capital Funding 2013-1 CLO Ltd	(2.7)
Mountain Hawk III CLO, Ltd	(3.4)
Net all other	(12.7)
Total	$(41.0)

For the three months ended September 30, 2014, we recognized net realized losses on investments of approximately $3.5 million, which primarily represented the loss on the sale of our equity investment in Stone Tower CLO VII, Ltd. of approximately $4.4 million and net realized gains from the sale and repayment of several other of our debt and equity investments which totaled approximately $0.9 million.

For the three months ended September 30, 2014, our net change in unrealized depreciation was approximately $15.3 million, comprised of $4.0 million in gross unrealized appreciation, $23.6 million in gross unrealized depreciation and approximately $4.3 million relating to the reversal of prior period net unrealized depreciation as investments were realized.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2014 were as follows:

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2015 and September 30, 2014 was approximately $10.9 million and $17.5 million, respectively, or a decrease of $6.6 million. The decrease was largely the result of lower investment income of $7.1 million, partially offset by a reduction in total expenses of $0.4 million, as discussed above.

For the three months ended September 30, 2015, the net increase in net assets resulting from net investment income per common share was $0.18 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.29 (basic) and $0.28 (diluted) for the three months ended September 30, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended September 30, 2015, the adjustments for interest on convertible senior notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended September 30, 2015, the net increase in the net assets resulting from core net investment income per common share was $0.34 (basic and diluted), compared to $0.28 (basic) and $0.27 (diluted) for the three months ended September 30, 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Decrease in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the three months ended September 30, 2015 and September 30, 2014 was approximately $29.7 million and $1.3 million, respectively, or a decrease of approximately $28.4 million. This decrease was largely due to lower net investment income of $6.6 million and greater unrealized depreciation on investments of $25.7 million, partially offset by an increase in net realized gains of $3.9 million.

For the three months ended September 30, 2015, the net decrease in net assets resulting from operations per common share was $0.50 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of approximately $0.02 (basic and diluted) for the three months ended September 30, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended September 30, 2015 and September 30, 2014, the adjustments for interest on convertible senior notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended September 30, 2015 and September 30, 2014, the core net decrease in net assets resulting from operations per common share was $0.50 (basic and diluted) and $0.03 (basic and diluted), respectively.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

Investment Income

Investment income for the nine months ended September 30, 2015 and September 30, 2014 was approximately $68.7 million compared to approximately $88.8 million for the nine months ended September 30, 2014, reflecting a decrease of $20.1 million. The following tables set forth the components of investment income for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest income
Stated interest income	$35,869,821	$36,223,209
Original issue discount and market discount income	3,741,070	2,084,263
Payment-in-kind income	599,858	966,960
Discount income derived from unscheduled remittances at par	61,700	177,708
Total interest income	$40,272,449	$39,452,140
Income from securitization vehicles(1)	$26,396,541	$45,047,290
Commitment, amendment and other fee income
Fee letters	$1,014,381	$922,754
Success fees on CLO warehouses	—	1,031,360
Loan prepayment and bond call fees	360,000	1,763,880
All other fees	610,925	549,885
Total commitment, amendment and other fee income	$1,985,306	$4,267,879
Total investment income	$68,654,296	$88,767,309

(1)	During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

The decrease in total investment income was primarily due to a decrease of $18.7 million in income from securitization vehicles resulting primarily from a change in accounting policy related to our CLO equity investments described in further detail in “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, and a decrease of $2.3 million in commitment, amendment and other fee income, partially offset by an increase in investment income attributable to an approximate $1.4 million out of period adjustment to interest income. The total principal value of income producing debt investments as of September 30, 2015 and September 30, 2014 was approximately $700.9 million and $660.3 million, respectively.

As of September 30, 2015, our debt investments had stated interest rates of between 4.00% and 15.00% and maturity dates of between 6 and 100 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.2%, compared with 8.0% as of September 30, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of the investment restrictions of the securitization vehicles that we have sponsored, which require us to generally invest in higher-rated and/or larger corporate loans which carry correspondingly lower yields, as well as the refinancing and repricing of many of those loans at lower rates due to current market conditions.

Operating Expenses

Total expenses for the nine months ended September 30, 2015 were approximately $34.6 million, which includes a credit for net investment income incentive fees of approximately $0.9 million comprised of the fee reversal of approximately $2.4 million recorded during the first quarter ended March 31, 2015 (representing the cumulative overstatement of incentive fees resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements), partially offset by the net investment income incentive fees earned for the nine months ended September 30, 2015 of approximately $1.5 million. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

Expenses before incentive fees, for the nine months ended September 30, 2015, were approximately $35.5 million. This amount consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses. Expenses before incentive fees increased approximately $0.4 million from the quarter ended September 30, 2014, mainly attributable to higher professional fees. Expenses before incentive fees for the nine months ended September 30, 2014 were approximately $35.1 million.

The investment advisory base fee for the nine months ended September 30, 2015 was approximately $15.6 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee in the comparable period in 2014 was approximately $15.8 million as the weighted average gross assets declined due largely to lower fair values. At each of September 30, 2015 and December 31, 2014, respectively, approximately $5.8 million and $6.2 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the nine months ended September 30, 2015 was approximately $15.0 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, compared with interest expense and other debt financing expenses of approximately $14.8 million for the nine months ended September 30, 2014.

The aggregate accrued interest which remained payable at September 30, 2015, was approximately $5.0 million, comprised of: $0.7 million for the notes of TICC CLO 2012-1, $3.6 million for the 2017 Convertible Notes, and approximately $0.7 million for the TICC Funding LLC notes. The aggregate interest payable at December 31, 2014, was approximately $2.6 million.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $2.3 million for the nine months ended September 30, 2015, compared to approximately $1.6 million for the nine months ended September 30, 2014. This increase was primarily the result of a change in the timing of audit fees and increased legal costs.

Compensation expenses were approximately $965,000 for the nine months ended September 30, 2015 compared to approximately $1.4 million for the nine months ended September 30, 2014, reflecting the allocation of compensation expenses for the services of our chief financial officer, chief compliance officer, accounting staff, and other administrative support personnel. This decrease was largely the result of the reversal of previously accrued compensation and staffing changes. At September 30, 2015 and December 31, 2014, respectively, approximately $43,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.7 million and $1.6 million for the each of the nine months ended September 30, 2015 and 2014, respectively. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee for the nine months ended September 30, 2015 resulted in a credit of approximately $930,000 which was composed of a fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, partially offset by approximately $1.5 million representing the net investment income incentive fee earned for the nine months ended September 30, 2015. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts. The net investment income incentive fee recorded for the nine months ended 2014 was approximately $4.8 million. The net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the nine months ended September 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio. For the nine months ended September 30, 2014, an accrual reversal of approximately $3.9 million was recorded under the hypothetical liquidation calculation.

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

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2015, we recognized net realized losses on investments of approximately $2.2 million, which represents the losses from the restructuring of our debt investment in Unitek Global Services, Inc. (approximately $4.3 million) and from the repayment of our debt and sale equity investments in Nextag, Inc. (approximately $2.5 million), partially offset by realized gains from the sale of our equity investment held in Merrill Communications LLC (approximately $2.8 million) and from the repayment of our debt investment held in Merrill Communications LLC (approximately $2.6 million).

For the nine months ended September 30, 2015, our net change in unrealized depreciation was approximately $30.8 million, composed of $7.8 million in gross unrealized appreciation, $45.5 million in gross unrealized depreciation and approximately $6.9 million relating to the reversal of prior period net unrealized depreciation as investments were realized. This includes net unrealized appreciation of approximately $29.9 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2015 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Unitek Global Services, Inc	$2.9
Nextag, Inc	2.7
Ivy Hill Middle Market Credit Fund VII, Ltd	1.2
Hull Street CLO Ltd	(1.1)
Halcyon Loan Advisors Funding 2012-2 Ltd	(1.2)
Ares XXV CLO Ltd	(1.4)
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	(2.0)
Newmark Capital Funding 2013-1 CLO Ltd	(2.1)
Jamestown CLO V Ltd	(2.2)
Ares XXIX CLO Ltd	(2.5)
Marea CLO, Ltd	(2.6)
Shackleton 2013-IV CLO, Ltd	(2.7)
Source Hov, LLC	(2.7)
Merrill Communications, LLC	(3.2)
Mountain Hawk III CLO, Ltd	(4.3)
Catamaran CLO 2012-1 Ltd	(4.8)
Net all other	(4.8)
Total	$(30.8)

For the nine months ended September 30, 2014, we recognized net realized losses on investments of approximately $12.2 million, which represents the loss on the restructuring of our debt investment in Nextag Inc. of approximately $5.3 million, the loss on the sale of our equity investment in Stone Tower CLO VII Ltd. of approximately $4.4 million and net realized losses from the sale and repayment of several of our debt and equity investments which totaled approximately $2.5 million.

For the nine months ended September 30, 2014, our net change in unrealized depreciation was approximately $15.4 million, comprised of $6.7 million in gross unrealized appreciation, $30.4 million in gross unrealized depreciation and approximately $8.3 million relating to the reversal of prior period net unrealized depreciation as investments were realized.

The most significant changes in the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2014 were as follows (in millions):

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2015 and September 30, 2014 was approximately $34.1 million and $52.7 million, respectively, or a decrease of $18.6 million. This decrease was largely due to lower investment income of $20.1 million, partially offset by reduced expenses of $1.5 million, as discussed above.

For the nine months ended September 30, 2015, the net increase in net assets resulting from net investment income per common share was $0.57 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.90 (basic) and $0.85 (diluted) for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, the net increase in the net assets resulting from core net investment income per common share was $1.03 (basic) and $0.97 (diluted), compared to $0.84 (basic) and $0.80 (diluted) for the nine months ended September 30, 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the nine months ended September 30, 2015 and September 30, 2014 was approximately $1.1 million and $25.1 million, respectively, or a decrease of $24.0 million. This decrease was largely due to a lower net investment income of approximately $18.6 million and greater unrealized depreciation on investments of $15.4 million, partially offset by a decrease in net realized losses of $10.0 million.

For the nine months ended September 30, 2015, the net increase in net assets resulting from operations per common share was $0.02 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.43 (basic and diluted) for the nine months ended September 30, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the nine months ended September 30, 2015 and September 30, 2014, the adjustments for interest on convertible senior notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

For the nine months ended September 30, 2015, the core net increase in net assets resulting from operations per common share for the quarter ended September 30, 2015 were $0.02 (basic and diluted), compared to $0.36 (basic and diluted) for the nine months ended September 30, 2014.

Please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations” below for more information.

Supplemental Information Regarding Core Net Investment Income and Core Net Increase in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income and net increase in net assets resulting from operations. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional taxable income on our CLO equity investments and also excludes our capital gains incentive fee. Core net increase in net assets resulting from operations represents net increase in net assets resulting from operations excluding the capital gains incentive fee (there would not have been any change to the net increase in net assets resulting from operations resulting from our CLO equity investments as there is an offsetting change in unrealized appreciation equal to the change in net investment income).

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

The following tables provide a reconciliation of net investment income to core net investment income for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$10,874,618	$0.18	$0.18	$34,070,661	$0.57	$0.57
CLO equity additional estimated taxable income	9,343,218	0.16	0.16	27,862,186	0.46	0.40
Capital gains incentive fee	—	—	—	—	—	—
Core net investment income	$20,217,836	$0.34	$0.34	$61,932,847	$1.03	$0.97

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$17,520,528	$0.29	$0.28	$52,695,296	$0.90	$0.85
Capital gains incentive fee	(837,963)	(0.01)	(0.01)	(3,872,853)	(0.07)	(0.06)
Core net investment income	$16,682,565	$0.28	$0.27	$48,822,443	$0.83	$0.79

The following table provides a reconciliation of net increase in net assets resulting from operations to core net increase in net assets resulting from operations for the three month and nine month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net increase in net assets resulting from operations	$(29,734,738)	$(0.50)	$(0.50)	$1,121,682	$0.02	$0.02
Capital gains incentive fee	—	—	—	—	—	—
Core net increase in net assets resulting from operations	$(29,734,738)	$(0.50)	$(0.50)	$1,121,682	$0.02	$0.02

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net increase in net assets resulting from operations	$(1,261,925)	$(0.02)	$(0.02)	$25,133,990	$0.43	$0.43
Capital gains incentive fee	(837,963)	(0.01)	(0.01)	(3,872,853)	(0.07)	(0.07)
Core net increase in net assets resulting from operations	$(2,099,888)	$(0.03)	$(0.03)	$21,261,137	$0.36	$0.36

In addition, the following ratio is presented to supplement the financial highlights included in “Note 15. Financial Highlights” in the notes to our consolidated financial statements:

	2015		2014
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Ratio of core net investment income to average net assets	16.43%	16.17%	11.58%	11.52%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three month and nine month periods ended September 30, 2015 and 2014, respectively:

	2015		2014
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Ratio of net investment income to average net assets	8.84%	8.90%	12.16%	12.43%
Ratio of CLO equity additional estimated taxable income to average net assets	7.59%	7.27%	—	—
Ratio of capital gain incentive fee to average net assets	—	—	(0.58)%	(0.91)%
Ratio of core net investment income to average net assets	16.43%	16.17%	11.58%	11.52%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, cash and cash equivalents were $21.2 million as compared to $20.5 million at December 31, 2014. For the nine months ended September 30, 2015, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $52.1 million, largely reflecting proceeds from principal repayments and reductions to cost value and sales of investments of approximately $261.5 million partially offset by purchases of new investments of approximately $215.3 million. For the nine months ended September 30, 2015, net cash provided by investing activities of approximately $1.9 million reflects the change in restricted cash in the debt securitization entity. For the nine months ended September 30, 2015, net cash used by financing activities was approximately $53.4 million, reflecting the distribution of dividends and repurchase of common stock.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of September 30, 2015:

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

Share Repurchase Program

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock were repurchased. Under the repurchase program, we were able to, but were not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we complied with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act. During the quarter ended March 31, 2015, we repurchased 315,783 shares at the weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.3% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this program was approximately $2.4 million, through the program’s expiration on June 30, 2015. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2015, the Company did not have an active share repurchase program.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. The most recent borrowing was the TICC Funding LLC revolving credit facility which occurred on October 27, 2014, at which point the asset coverage was in excess of 200%. As of September 30, 2015, the Company’s asset coverage for borrowed amounts was 192.1%. As a result of the asset coverage being less than 200%, we would be precluded from taking on additional borrowings.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	September 30, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,419	(1)	$175,340	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,564	(1)	19,838	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,262	(1)	22,885	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,162	(1)	21,000	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC Notes	240,000	236,407		239,063	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	150,000	150,000		150,000	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		118,450	115,000	115,000		119,025
	$505,000	$501,407		$507,513	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of September 30, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,581, $436, $738 and $838, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2015 were 3.60% and 4.9 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

The table below summarizes the components of interest expense for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015					Three Months Ended September 30, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense		Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—		$—	$—	$642.4	$40.0	$76.3	$758.7
TICC CLO 2012-1 LLC Class A-1 Notes	912.3	50.0		—	962.3	890.7	49.9	—	940.6
TICC CLO 2012-1 LLC Class B-1 Notes	192.1	13.6		—	205.7	190.7	13.5	—	204.2
TICC CLO 2012-1 LLC Class C-1 Notes	293.6	22.7		—	316.3	292.7	22.5	—	315.2
TICC CLO 2012-1 LLC Class D-1 Notes	321.2	25.4		—	346.6	320.9	25.2	—	346.1
TICC CLO 2012-1 LLC amortization of deferred debt	—	—		86.7	86.7	—	—	86.7	86.7
2017 Convertible Notes	2,156.3	—		156.0	2,312.3	2,156.3	—	156.0	2,312.3
TICC Funding LLC revolving credit facility	683.8	—		117.6	801.4	—	—	—	—
Total	$4,559.3	$111.7	(1)	$360.3	$5,031.3	$4,493.7	$151.1	$319.0	$4,963.8

(1)	Includes rounding adjustments to reconcile period balances.

The table below summarizes the components of interest expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(dollars in thousands)	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount Expense	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$—	$—	$—	$—	$1,907.4	$118.8	$226.2	$2,252.4
TICC CLO 2012-1 LLC Class A-1 Notes	2,688.2	148.4	—	2,836.6	2,646.5	148.1	—	2,794.6
TICC CLO 2012-1 LLC Class B-1 Notes	569.9	40.3	—	610.2	566.2	40.1	—	606.3
TICC CLO 2012-1 LLC Class C-1 Notes	872.6	67.2	—	939.8	869.1	66.7	—	935.8
TICC CLO 2012-1 LLC Class D-1 Notes	955.4	75.3	—	1,030.7	952.8	74.4	—	1,027.2
TICC CLO 2012-1 LLC amortization of deferred debt	—	—	257.2	257.2	—	—	257.2	257.2
2017 Convertible Notes	6,468.7	—	463.0	6,931.7	6,468.7	—	463.0	6,931.7
TICC Funding LLC revolving credit facility	2,014.6	—	348.9	2,363.5	—	—	—	—
Total	$13,569.4	$331.2	$1,069.1	$14,969.7	$13,410.7	$448.1	$946.4	$14,805.2

The aggregate accrued interest which remained payable at September 30, 2015 and December 31, 2014, was approximately $5.0 million and $2.6 million, respectively.

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

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the three and nine months ended September 30, 2015 and 2014, respectively:

TICC CLO LLC	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stated interest expense	$—	$642,399	$—	$1,907,378
Amortization of deferred issuance costs	—	76,251	—	226,266
Note discount expense	—	40,047	—	118,788
Total interest expense	$—	$758,697	$—	$2,252,432
Effective annualized average interest rate	—	2.97%	—	2.97%
Cash paid for interest	$—	$634,405	$—	$1,908,191

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of September 30, 2015, the secured notes of the “2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of September 30, 2015.

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

As of September 30, 2015, there were 42 investments in portfolio companies with a total fair value of approximately $311.8 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at September 30, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2015, TICC had a deferred debt issuance balance of approximately $2.7 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stated interest expense	$1,719,273	$1,695,008	$5,086,180	$5,034,494
Amortization of deferred issuance costs	86,662	86,662	257,160	257,160
Note discount expense	111,801	111,149	331,278	329,347
Total interest expense	$1,917,736	$1,892,819	$5,674,618	$5,621,001
Effective annualized average interest rate	3.17%	3.13%	3.16%	3.13%
Cash paid for interest	$1,707,969	$1,656,290	$5,081,521	$5,035,160

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through May 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%. Effective May 26, 2015 and through August 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.282%. Effective August 26, 2015 and through September 30, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.329%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2015, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.07910%	175	$904,014	$912,304	$50,035	$2,680,960	$2,688,206	$148,407
Class B-1 Notes	3.82910%	350	191,201	192,143	13,603	570,071	569,923	40,315
Class C-1 Notes	5.07910%	475	292,555	293,638	22,709	873,603	872,633	67,241
Class D-1 Notes	6.07910%	575	320,199	321,188	25,454	956,887	955,418	75,315
Total			$1,707,969	$1,719,273	$111,801	$5,081,521	$5,086,180	$331,278

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2014, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	1.98490%	175	$869,946	$890,680	$49,944	$2,646,961	$2,646,473	$148,137
Class B-1 Notes	3.73490%	350	186,358	190,658	13,536	566,208	566,153	40,117
Class C-1 Notes	4.98490%	475	286,186	292,729	22,511	869,160	869,095	66,654
Class D-1 Notes	5.98490%	575	313,800	320,941	25,158	952,831	952,773	74,439
Total			$1,656,290	$1,695,008	$111,149	$5,035,160	$5,034,494	$329,347

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2015 and 2014 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at September 30, 2015 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2015, the Company had a deferred debt issuance balance of approximately $1.3 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and nine months ended September 30, 2015 and 2014, respectively:

2017 Convertible Notes	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Stated interest expense	$2,156,250	$2,156,250	$6,468,750	$6,468,750
Amortization of deferred issuance costs	156,028	156,028	462,997	462,997
Total interest expense	$2,312,278	$2,312,278	$6,931,747	$6,931,747
Effective annualized average interest rate	7.98%	7.98%	8.06%	8.06%
Cash paid for interest	$—	$—	$4,312,500	$4,312,500

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

As of September 30, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

As of September 30, 2015, there were 41 investments in portfolio companies with a total fair value of approximately $291.5 million, collateralizing the Facility. The pool of loans in TICC Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Facility at September 30, 2015 was approximately $0.7 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Facility. As of September 30, 2015, TICC had a deferred debt issuance costs balance of approximately $0.6 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three and nine months ended September 30, 2015:

Credit Facility	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Stated interest expense	$683,752	$2,014,651
Amortization of deferred issuance costs	117,578	348,900
Total interest expense	$801,330	$2,363,551
Effective annualized average interest rate	2.12%	2.09%
Cash paid for interest	$672,699	$1,807,639

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

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, which may be consistent with the cash flows generated by those investments, while accounting income is currently based upon an effective yield calculation. Our final taxable earnings for the year ending December 31, 2015 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three and nine months ended September 30, 2015 was approximately $8.6 million and $26.4 million, respectively, we received or were entitled to receive approximately $18.3 million and $56.3 million, respectively, in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2012:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			$1.16	(1)
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	$0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			$1.16	(2)
Fiscal 2012
November 1, 2012	December 17, 2012	December 31, 2012	$0.29
July 26, 2012	September 14, 2012	September 28, 2012	0.29
May 2, 2012	June 15, 2012	June 29, 2012	0.27
March 1, 2012	March 21, 2012	March 30, 2012	0.27
Total (2012)			$1.12	(2)

(1)	Includes a taxable return of capital of approximately $0.16 per share for tax purposes.
(2)	Distributions were funded from undistributed taxable earnings and profits.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, our non-executive Chairman, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer, and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC.

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

RECENT DEVELOPMENTS

Distributions

On November 2, 2015, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 31, 2015 to shareholders of record as of December 16, 2015.

Potential Sale of Company’s Investment Advisor

Subsequent to the end of the fiscal quarter ended September 30, 2015, there have been additional developments in connection with the Transaction and the Special Meeting.

On October 5, 2015, TPG filed a Form DEFC 14A, a definitive solicitation of proxies in opposition to the New Advisory Agreement and other proposals to be voted on at the Special meeting.

On October 8, 2015, BSP announced its intention to support a tender offer or share repurchase program of between $50 million and $100 million, with the tender offer to be funded by BSP, if the Transaction closes.

On October 8, 2015, NexPoint brought suit in the United States District Court for the District of Connecticut (the “Court”) against the Company, the Company’s Board of Directors and the Company’s President. NexPoint’s complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, breached the fiduciary duty of candor under Maryland law, and breached the Company’s Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought (i) a temporary restraining order prohibiting the Company from canceling or rescheduling its October 27, 2015 Special Meeting or altering the size or composition of the Board of Directors and (ii) a preliminary injunction requiring the Company to issue additional disclosures and recognize NexPoint’s six director nominees.

On October 8, 2015, the Court issued a temporary restraining order pending a hearing on NexPoint’s preliminary injunction motion, which was held on October 16, 2015.

On October 9, 2015, NexPoint filed a Form DEFC 14A, a definitive solicitation of proxies in opposition to the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting, and proposed a slate of six director nominees for consideration at the Special Meeting.

On October 23, 2015, the Court denied NexPoint’s preliminary injunction motion insofar as it sought to require the Company to recognize NexPoint’s director nominees, and granted it in part with respect to certain of NexPoint’s disclosure claims. The Court ordered (the “Order”) the Company to correct certain statements made in prior proxy materials and to provide certain additional disclosures. The Order set a schedule for the defendants to file a draft of corrective proxy materials with the Court, for NexPoint to state its agreement or any objections to those proposed disclosures, and for the Court to resolve any disputes and then set (a) a date by which defendants must file and mail to the Company’s stockholders the finalized corrective proxy materials, and (b) the earliest date on which the Company may hold the Special Meeting.

On October 26, 2015, NexPoint filed a motion seeking reconsideration of the Order. Defendants filed an opposition to NexPoint’s motion for reconsideration on November 3, 2015 and NexPoint filed a reply brief on November 6, 2015.

On October 27, 2015, defendants filed draft corrective proxy materials with the Court and made them available to the Company’s stockholders. On November 3, 2015, NexPoint filed their proposed corrective proxy materials for the Company with the Court, and on November 4, 2015, defendants responded to NexPoint’s objections to the corrective proxy materials that defendants proposed.

On November 9, 2015, the Court scheduled a hearing for November 13, 2015 to address NexPoint's motion for reconsideration and the proposed corrective disclosures submitted by the Company and NexPoint.

On October 27, 2015, two stockholders of the Company filed a putative class action complaint in the Court against the Company, the Board, and the Company’s President. Plaintiffs’ complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and breached the fiduciary duty of candor under Maryland law. The complaint sought (i) an injunction requiring the defendants to hold the Special Meeting only after corrective information has been disseminated to the Company’s stockholders, and (ii) an injunction requiring the defendants to issue additional corrective proxy materials. On November 3, these purported stockholders filed proposed corrective proxy materials in the NexPoint lawsuit, where they are not a party. Defendants addressed plaintiffs’ filing in their November 4, 2015 reponse to NexPoint’s objections noted above.

On October 27, 2015, the Company entered into an agreement with Raging Capital Master Fund, LTD, Raging Capital Management, LLC, and William C. Martin (the “Raging Capital Group”) under which the Raging Capital Group agreed to vote all of its shares in favor of all TICC proposals at the Special Meeting, including voting for the New Advisory Agreement and for the election of the six new directors named in TICC’s Proxy Statement. The Raging Capital Group is TICC’s largest stockholder as of the record date for the Special Meeting. TICC also agreed that if TICC’s proposals are approved at the Special Meeting, it will appoint an additional independent director, recommended by the Raging Capital Group, to the TICC Board. If TICC’s proposals are approved at the Special Meeting, this agreement would expand the number of independent directors on the TICC Board to eight.

In addition, on October 27, 2015, BSP agreed to further reduce the total fees to be paid by TICC under the New Advisory Agreement by waiving 0.25% of its 1.50% annual management fee for a period of twenty-four months after the closing of the Transaction while the portfolio is being transitioned.

See the proxy materials filed by the Company, NexPoint, and TPG since September 3, 2015 for more information about the Transaction and the Special Meeting.

Share Repurchase Program

On November 5, 2015, our Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of our common stock. Under the new repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time through June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, one debt investment in our portfolio was at a fixed rate, and the remaining sixty-two debt investments were at variable rates, representing approximately $0.6 million and $700.3 million in principal debt, respectively. At September 30, 2015, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2015. We have also assumed outstanding variable rate borrowings of $390 million. Under this analysis, net investment income would decrease by $2.0 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $9.9 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total estimated distributable net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of September 30, 2015. Under this analysis, the effect on estimated distributable net investment income would be a decrease of approximately $22.8 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on estimated distributable net investment income would be a decrease of approximately $10.6 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 8, 2015, NexPoint brought suit in the United States District Court for the District of Connecticut (the “Court”) against the Company, the Company’s Board of Directors and the Company’s President. NexPoint’s complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, breached the fiduciary duty of candor under Maryland law, and breached the Company’s Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought (i) a temporary restraining order prohibiting the Company from canceling or rescheduling its October 27, 2015 Special Meeting or altering the size or composition of the Board of Directors and (ii) a preliminary injunction requiring the Company to issue additional disclosures and recognize NexPoint’s six director nominees.

On October 8, 2015, the Court issued a temporary restraining order pending a hearing on NexPoint’s preliminary injunction motion, which was held on October 16, 2015.

On October 23, 2015, the Court denied NexPoint’s preliminary injunction motion insofar as it sought to require the Company to recognize NexPoint’s director nominees, and granted it in part with respect to certain of NexPoint’s disclosure claims. The Court ordered (the “Order”) the Company to correct certain statements made in prior proxy materials and to provide certain additional disclosures. The Order set a schedule for the defendants to file a draft of corrective proxy materials with the Court, for NexPoint to state its agreement or any objections to those proposed disclosures, and for the Court to resolve any disputes and then set (a) a date by which defendants must file and mail to the Company’s stockholders the finalized corrective proxy materials, and (b) the earliest date on which the Company may hold the Special Meeting.

On October 26, 2015, NexPoint filed a motion seeking reconsideration of the Order. Defendants filed an opposition to NexPoint’s motion for reconsideration on November 3, 2015 and NexPoint filed a reply brief on November 6, 2015.

On October 27, 2015, defendants filed draft corrective proxy materials with the Court and made them available to the Company’s stockholders. On November 3, 2015, NexPoint filed their proposed corrective proxy materials for the Company with the Court, and on November 4, 2015, defendants responded to NexPoint’s objections to the corrective proxy materials that defendants proposed.

On November 9, 2015, the Court scheduled a hearing for November 13, 2015 to address NexPoint's motion for reconsideration and the proposed corrective disclosures submitted by the Company and NexPoint.

On October 27, 2015, two stockholders of the Company filed a putative class action complaint in the Court against the Company, the Board, and the Company’s President. Plaintiffs’ complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and breached the fiduciary duty of candor under Maryland law. The complaint sought (i) an injunction requiring the defendants to hold the Special Meeting only after corrective information has been disseminated to the Company’s stockholders, and (ii) an injunction requiring the defendants to issue additional corrective proxy materials. On November 3, these purported stockholders filed proposed corrective proxy materials in the NexPoint lawsuit, where they are not a party. Defendants addressed plaintiffs’ filing in their November 4, 2015 reponse to NexPoint’s objections noted above.

While the final outcome with respect to this litigation cannot be predicted with certainty, in the opinion of management after consultation with external legal counsel, any liability that may arise from such contingencies would not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risk factors set forth below, there have been no material changes during the nine months ended September 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are dependent upon TICC Management’s key management personnel for our future success.

Should the Transaction close, Jonathan H. Cohen, Saul B. Rosenthal, and Charles M. Royce will be replaced by senior management from BSP. We currently depend on the diligence, skill and network of business contacts of the senior management of TICC Management and will depend on the diligence, skill and network of business contexts of the senior management of BSP. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team. The departure of senior management could have a material adverse effect on our ability to achieve our investment objective.

Our financial condition and results of operations will depend on our ability to manage our existing portfolio and future growth effectively.

Should the Transaction close, our ability to achieve our investment objective will depend on the ability of BSP to manage our existing investment portfolio and to grow, which will depend, in turn, on BSP’s ability to identify, analyze, invest in and finance companies that meet our investment criteria, and our ability to raise and retain debt and equity capital. Accomplishing this result on a cost-effective basis is largely a function of BSP’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. While we are optimistic, our potential new relationship with BSP remains untested. BSP will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Should the Transaction close, we will be advised by BSP. We expect that the principals of BSP will maintain and develop their relationships with financial sponsors, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of BSP fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of BSP have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If BSP is unable to source investment opportunities, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio.

Should the Transaction not close, our investment adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

We are currently subject to litigation arising out of the Transaction that could adversely affect our financial condition, business and results of operations.

In connection with the Transaction and the Special Meeting, we have been subjected to litigation. The outcome of any such proceedings may materially adversely affect our business, financial condition, and/or operating results, and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of our management’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation.

The SEC has raised questions regarding certain non-traditional investments, including investments in CLO.

The staff of the Division of Investment Management has, in correspondence with certain business development companies, raised questions about the level and special risks of investments in CLOs. While it is not possible to predict what conclusions the staff will reach in these areas, or what recommendations the staff might make to the SEC, the imposition of limitations on investments by business development companies in CLOs could adversely impact our ability to implement our investment strategy and/or our ability to raise capital through public offerings, or cause us to take certain actions with potential negative impacts on our financial condition and results of operations. We are unable at this time to assess the likelihood or timing of any such regulatory development.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the nine months ended September 30, 2015, and we did not issue shares of common stock under our dividend reinvestment plan.

Issuer Purchases of Equity Securities

On December 18, 2014, our board of directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock were repurchased. Under the repurchase program, we were able to, but were not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we complied with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act. During the quarter ended March 31, 2015, we repurchased 315,783 shares at the weighted average price of approximately $7.56 per share, inclusive of commissions. This represents a discount of approximately 13.3% of the net asset value per share at March 31, 2015. The total dollar amount of shares repurchased in this program was approximately $2.4 million, through the program’s expiration on June 30, 2015. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2015, the Company did not have an active share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed December 3, 2007).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed on April 21, 2015).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	Form of Credit and Security Agreement, dated as of October 27, 2014, among TICC Funding, LLC, the lenders from time to time party thereto, Citibank, N.A., The Bank of New York Mellon Trust Company, National Association, and TICC Capital Corp. (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.15	Form of Sale, Contribution and Master Participation Agreement, dated as of October 27, 2014, by and among TICC Capital Corp. and TICC Funding, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.16	Form of Collateral Administration Agreement, dated as of October 27, 2014, by and among TICC Funding, LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed on October 28, 2014).
10.17	Agreement, dated October 27, 2015, by and among the Registrant and the Raging Capital Group (Incorporated by reference to the Registrant’s report on From 8-K filed on October 27, 2015).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: November 9, 2015	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2015	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)