Form 10-K
period 2015-12-31
TICC Capital Corp.
filed 2016-03-10
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2015, based on the closing price on that date of $6.72 on the NASDAQ Global Select Market, was $395,780,905. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 51,479,409 shares of the Registrant’s common stock outstanding as of March 9, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

TICC CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2015

i

PART I

Item 1.	Business

TICC Capital Corp. (“TICC,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing primarily in corporate debt securities. Our debt investments may include bilateral loans (loans where we hold the entirety of a particular loan) and syndicated loans (those where multiple investors hold portions of that loan). We have and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles that own debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

The structures of our investments will vary and we seek invest across a wide range of different industries. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and which are cash flow positive. Many of these companies are expected to have financial backing provided by other financial or strategic sponsors at the time we make an investment. The portfolio companies in which we invest, however, will generally be considered below investment grade, and their debt securities may in turn be referred to as “junk.” A portion of our investment portfolio may consist of debt investments for which issuers are not required to make significant principal payments until the maturity of the senior loans, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, many of the debt securities we hold typically contain interest reset provisions that may make it more difficult for a borrower to repay the loan, heightening the risk that we may lose all or part of our investment.

We also purchase portions of equity and junior debt tranches of CLO vehicles. Substantially all of the CLO vehicles in which we may invest would be deemed to be investment companies under the 1940 Act but for the exceptions set forth in section 3(c)(1) or section 3(c)(7). Structurally, CLO vehicles are entities that are formed to originate and manage a portfolio of loans. The loans within the CLO vehicle are limited to loans which meet established credit criteria and are subject to concentration limitations in order to limit a CLO vehicle’s exposure to a single credit. A CLO vehicle is formed by raising various classes or “tranches” of debt (with the most senior tranches being rated “AAA” to the most junior tranches typically being rated “BB” or “B”) and equity. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. Our investment strategy may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle.

We have historically borrowed funds to make investments and may continue to do so. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, TICC Management, LLC (“TICC Management”), will be borne by our common stockholders.

Securitization Vehicle

On August 23, 2012, the Company completed a $160.0 million debt securitization financing transaction, consisting of $120.0 million in secured notes and $40.0 million of subordinated notes. The secured and subordinated notes were issued by TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), which is a special purpose vehicle that is a wholly-owned subsidiary of TICC. TICC presently owns all of the subordinated notes (the “2012 Subordinated Notes”) issued in the CLO transaction. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 LLC issued additional secured notes totaling an aggregate of $120.0 million and subordinated notes totaling an aggregate of $40.0 million, which subordinated notes were purchased by the Company, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction.

As of December 31, 2015 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240.0 million and were issued in four classes. The class A-1 notes have a current face amount of $176.0 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AA(sf)/Aa1(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current initial face amount of $23.0 million, are rated A(sf)/A1(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated BBB(sf)/Baa1(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. The LIBOR rate which is the basis of the total interest rate on the secured notes that were issued by the 2012 Securitization Issuer was measured on a six-month basis until February 2013. The secured notes of the 2012 Securitization Issuer have a stated maturity date of August 25, 2023 and are subject to a two year non-call period, during which the notes may not be repaid. This CLO has a four year reinvestment period, during which the proceeds from the repayment of its underlying investments may be reinvested in new portfolio securities.

The 2012 Securitization Issuer was formed to provide us with access to additional capital for investment by permitting us to issue debt securities to securitize a portion of our existing portfolio investments, selected by us, that were originated using our typical investment process. The debt securities were issued by the 2012 Securitization Issuer in connection with its formation in a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “1933 Act”). In addition, because the 2012 Securitization Issuer is a consolidated subsidiary, we did not recognize any gain or loss on the transfer of any of our portfolio assets to it. However, while not expressly named, TICC Management, our investment adviser, and BDC Partners, LLC (“BDC Partners”), our administrator, may be entitled to indemnification under certain agreements we entered into to serve as collateral manager for the 2012 Securitization Issuer as a result of their affiliation with us. Although we have no present plans to do so, we may elect to securitize additional portfolio investments in the future.

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

Credit Facility

TICC Funding LLC (“TICC Funding”), a special purpose vehicle and wholly-owned subsidiary of the Company, which previously entered into a revolving credit facility (the “Facility) with Citibank, N.A., had repaid in full its $150.0 million of outstanding borrowing under the Facility and had unilaterally terminated the Facility as of December 31, 2015 in accordance with its terms. The Facility had been scheduled to mature on October 27, 2017.

Pricing under the Facility was based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum and was secured by a pool of loans initially consisting of loans sold by TICC CLO LLC to TICC Funding, loans sold and contributed by the Company to TICC Funding, and loans purchased by TICC Funding from unaffiliated third parties. The Company was the collateral manager of the loans owned by TICC Funding, and retained the residual economic interest through its ownership of TICC Funding.

Organizational and Regulatory Structure

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, its managing member, and Charles M. Royce (directly or indirectly), a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly, own or control all of the outstanding equity interests of BDC Partners. Under our investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance.

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

Each of TICC CLO 2012-1 and TICC Funding are consolidated subsidiaries of TICC. The Company consolidates the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

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
100% Equity Interest
TICC CLO 2012-1 LLC
TICC Funding, LLC

Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut and our telephone number is (203) 983-5275.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can inspect any materials we file with the SEC, without charge, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The information we file with the SEC is available free of charge by contacting us at 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830 or by telephone at (203) 983-5275 or on our website at http://www.ticc.com. The SEC also maintains a website that contains reports, proxy statements and other information regarding registrants, including us, that file such information electronically with the SEC. The address of the SEC’s website is http://www.sec.gov. Information contained on our website or on the SEC’s website about us is not incorporated into this report and you should not consider information contained on our website or on the SEC’s website to be part of this report.

MARKET OPPORTUNITY

Over the past several years, the market for CLO, debt and credit-related investments has become more competitive and yields have generally decreased. However, during the second half of 2015 price declines persisted in the CLO and syndicated corporate loan market resulting in higher yields. The continued weakness across the commodities sector coupled with credit issues in other sectors continued to weigh on market sentiment. Against this backdrop, we continued to see a meaningful bifurcation in the loan market as stressed names, particularly in the oil and gas sector, fell further as oil prices continued to fall during the quarter ending in December 2015. We believe that the continued dislocation in the CLO and syndicated corporate loan market presents us with a more compelling investment opportunity set, especially if market prices continue to decrease.

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

Expertise in credit analysis and monitoring investments

While our investment focus is on middle-market companies, we have invested, and in the future will likely continue to invest, in larger and smaller companies and in other investment structures on an opportunistic basis including CLO investment vehicles. We believe our experience in analyzing middle-market companies and CLO investment structures, as detailed in the biographies of TICC Management’s senior investment professionals, affords us a sustainable competitive advantage over lenders with limited experience in investing in these markets. In particular, we have expertise in evaluating the investment merits of middle-market companies as well as the structural features of CLO investments, and monitoring the credit risk of such investments after closing until full repayment.

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 24 years of experience in debt and equity research and investment. Mr. Cohen has also served as the Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, LLC (“Oxford Lane Management”), since 2010. Mr. Cohen has also served since November 2015 as the Chief Executive Officer of Oxford Bridge Management, LLC (“Oxford Bridge Management”), the investment advisor to Oxford Bridge, LLC, a private investment fund. Mr. Cohen previously managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.
•	Saul B. Rosenthal, our President and Chief Operating Officer, has 17 years of experience in the capital markets, with a focus on middle-market transactions. Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served since November 2015 as President of Oxford Bridge Management, the investment advisor to Oxford Bridge, LLC, a private investment fund. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared) and is a member of the board of the National Museum of Mathematics and the New York City chapter of the Young Presidents’ Organization. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

•	Darryl Monasebian is the Executive Vice President and head of portfolio management of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp, and at Oxford Bridge Management, the investment advisor to Oxford Bridge, LLC. Mr. Monasebian serves on the board of Algorithmic Implementations, Inc. (d/b/a Ai Squared). Prior to joining TICC Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University’s Graduate School of Management.
•	Hari Srinivasan is a Managing Director and portfolio manager of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and at Oxford Bridge Management, the investment advisor to Oxford Bridge, LLC. Previously, Mr. Srinivasan was a credit manager at Lucent Technologies from 2002 to 2005, focusing on restructuring and monetization of distressed assets in Lucent’s vendor finance portfolio, and credit analysis of Lucent’s telecom customers. Prior to that, Mr. Srinivasan was an analyst in the fixed income group at Lehman Brothers from 1998 to 2002. Mr. Srinivasan received a B.S. in Computer Science from Poona University, India and a Masters of Business Administration from New York University’s Stern School of Business.
•	Debdeep Maji is a Managing Director of TICC Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp., and at Oxford Bridge Management, the investment advisor to Oxford Bridge, LLC. Mr. Maji graduated from the Jerome Fisher Program in Management and Technology at the University of Pennsylvania where he received a Bachelor of Science degree in Economics from the Wharton School (and was designated a Joseph Wharton Scholar) and a Bachelor of Applied Science from the School of Engineering.

Established deal sourcing network

Through the investment professionals of TICC Management, we have extensive contacts and sources from which to generate investment opportunities. These contacts and sources include private equity funds, companies, brokers and bankers. We believe that senior professionals of TICC Management have developed strong relationships within the investment community over their years within the banking, investment management and equity research fields.

INVESTMENT PROCESS

Identification

We identify opportunities in the CLO market through our network of brokers, dealers, agent banks, collateral mangers and sponsors that we have worked with for several years. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans.

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

•	Experienced management. We generally require that our portfolio companies have an experienced management team. We also prefer the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

•	Significant financial or strategic sponsor and/or strategic partner. We prefer to invest in companies in which established private equity or venture capital funds or other financial or strategic sponsors have previously invested and are willing to make an ongoing contribution to the management of the business, including participation as board members or as business advisers.
•	Strong competitive position in industry. We seek to invest in companies that have developed a competitive position within their respective sector or niche of a specific industry.
•	Profitable on a cash flow basis. We focus on companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies.
•	Clearly defined exit strategy. Prior to making a direct corporate equity investment and/or an investment in a debt security that is accompanied by an equity-based security in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include an initial public offering, a merger or an acquisition of the company, a private sale of our equity interest to a third party, or a purchase of our equity position by the company or one of its stockholders.
•	Liquidation value of assets. Although we do not operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing the debt securities that we hold is a consideration in our credit analysis. We consider both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, software code, customer lists, networks and databases.

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

Investment Characteristics

In identifying corporate debt investments, we seek to ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first or second priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation, and in many cases a pledge of the equity by the equity owners. It should be noted, however, that because we are not primarily an asset-based lender, in the current economic environment, the value of collateral and security interests may dissipate rapidly. In addition, in certain investments we seek loan covenants or to participate in syndicated loans that incorporate loan covenants that assist in the early identification of risk. Our loan documents may include affirmative covenants that require the portfolio company to take specific actions such as periodic financial reporting, notification of material events and compliance with laws, restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent, covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage, and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also provide protection against customary events of default such as non-payment, breach of covenant, insolvency and change of control.

MONITORING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each investment and to evaluate overall portfolio quality. We closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We have several methods of evaluating and monitoring the performance of our investments, including but not limited to the following:

•	assessment of business development success, and the portfolio company’s overall adherence to its business plan; and
•	review of monthly and/or quarterly financial statements and financial projections for portfolio companies.

In addition, we may from time to time identify investments that require closer monitoring or become workout assets. In such cases, we will develop a strategy for workout assets and periodically gauge our progress against that strategy. As a private equity holder, we may incur losses from our investing activities from time to time; however, we attempt where possible to work with troubled portfolio companies in order to recover as much of our investments as is practicable.

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

Managerial Assistance

As a BDC, we are required to offer managerial assistance to portfolio companies. This assistance, were it to be accepted, would typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

Portfolio Overview

We seek to create a portfolio that includes primarily CLO investments, senior secured loans, senior subordinated and junior subordinated debt investments, as well as warrants and other equity instruments we may receive in connection with such debt investments. We generally expect to invest between $5 million and $50 million in each of our portfolio companies. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

The following is a representative list of the industries in which we have invested:

•	Structured finance
•	Telecommunication services
•	Business services
•	Financial intermediaries
•	Software
•	Healthcare

•	Printing and publishing
•	Consumer services
•	Enterprise software
•	Utilities
•	Diversified insurance
•	Logistics

During the fiscal year ended December 31, 2015, we invested approximately $234.8 million comprised of approximately 72.0% in senior secured notes, 26.0% in CLO equity, 1.8% in equity, and 0.2% in subordinated debt. At December 31, 2015, our portfolio was invested in approximately 71.0% in senior secured notes, 27.3% in CLO equity, 0.3% in CLO debt, 1.3% in equity, and 0.1% in subordinated debt.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2015

Our ten largest portfolio company investments at December 31, 2015, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2015
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
SourceHov, LLC	business services	$31.5	$28.3	4.3%
Merrill Communications, LLC	printing and publishing	23.6	23.0	3.5%
Aricent Technologies, Inc	telecommunication services	22.8	21.4	3.3%
Integra Telecom Holdings, Inc	telecommunication services	17.8	20.6	3.1%
Birch Communications, Inc	telecommunication services	18.2	17.7	2.7%
Serena Software Inc	enterprise software	18.4	17.5	2.7%
Jackson Hewitt Tax Service, Inc	consumer services	17.7	17.2	2.6%
First American Payment Systems	financial intermediaries	16.9	16.6	2.5%
CRCI Holdings, Inc	utilities	16.2	16.0	2.4%
ConvergeOne Holdings Corp	business services	15.7	15.4	2.4%
		$198.8	$193.7	29.5%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2015:

SourceHov, LLC

SourceHov, LLC (“SourceHov”) is a business processing outsourcing company focused on healthcare, financial services and government verticals.

In October 2014, we acquired $18.0 million of the first lien senior secured notes issued by SourceHov and $15.0 million of the second lien secured notes. As of December 31, 2015, $17.4 million remained outstanding on our investment in the first lien senior secured notes and $15.0 million remained outstanding on our investment in the second lien senior secured notes.

Merrill Communications, LLC

Merrill Communications, LLC (“Merrill”) is a provider of complex information management and business solutions, including document and data management, litigation support, branded communications programs, fulfillment, imaging and printing.

In January 2011, we acquired approximately $6.1 million of second lien senior secured PIK notes issued by Merrill. In March 2013, Merrill completed a restructuring of its debt and our investment, which had an outstanding balance of approximately $6.6 million at the time of the restructuring, was paid down by approximately $1.1 million and the remaining balance of approximately $5.5 million was converted into a senior unsecured PIK note. Also, in conjunction with this restructuring, we received 728,442 common equity shares issued by Merrill. Furthermore, in March 2013, we also purchased approximately $14.0 million of first lien senior secured notes. In August 2013, we purchased approximately $3.6 million of additional first lien senior secured notes. In October 2014, we purchased another $2.0 million of additional first lien senior secured notes. In June 2015, we were repaid on the senior unsecured PIK notes and the first lien senior secured notes and sold all the common shares. In May 2015 and June 2015, we acquired $20.0 million and $4.0 million, respectively, of the new first lien senior secured notes in Merrill. As of December 31, 2015, approximately $23.9 million remained outstanding on our first lien senior secured notes in Merrill.

Aricent Technologies, Inc.

Aricent Technologies, Inc. (“Aricent”) is a leading global engineering services and software company with specialized communications domain expertise.

In April 2014, we acquired $10.0 million of the Aricent first lien senior secured notes and $18.0 million of the second lien senior secured notes. In October 2014, we purchased approximately $5.0 million of additional first lien senior secured notes. In November 2014 we sold $4.0 million of the second lien notes. In November 2015, we sold approximately $5.9 million first lien senior secured notes. As of December 31, 2015, approximately $8.9 million remained outstanding on our first lien investment and $14.0 million remained outstanding on our second lien investment.

Integra Telecom Holdings, Inc.

Integra Telecom Holdings, Inc. (“Integra”) is a facilities-based competitive communications provider offering voice and data services to small and mid-sized enterprises in the northwest and mid-west states of the U.S.

In March 2013, we acquired approximately $7.5 million of the first lien senior secured notes and $7.0 million of the second lien senior secured notes issued by Integra. In April 2014, we purchased approximately an additional $1.9 million of the second lien notes. In October 2014, we purchased an additional $3.0 million of the first lien notes.

In May 2015, we purchased $3.0 million of the second lien senior secured notes and $1.0 million of the first lien senior secured notes. In December 2015, we sold approximately $6.0 million of the first lien senior secured notes.

As of December 31, 2015, approximately $5.1 million remained outstanding on our first lien investment and approximately $10.8 million remained outstanding on our investment in the second lien senior secured notes. We hold 775,846 shares of common equity in Integra from a previously held second lien note which was converted to common equity in November 2009.

Birch Communications, Inc.

Birch Communications (“Birch”) is a provider of IP-based voice and data communications, cloud and managed services to small and medium sized businesses, Mid-Market and Enterprise customers.

In July 2014, we acquired $16.0 million of the first lien senior secured notes issued by Birch. In August 2014, we purchased an additional $2.5 million of the first lien senior secured notes. In February 2015, we purchased an additional $3.0 million of the first lien senior secured notes. As of December 31, 2015, approximately $18.5 million remained outstanding on our investment in Birch.

Serena Software Inc.

Serena Technologies, Inc. (“Serena”) is an enterprise software provider focused on selling and maintaining a suite of Application Lifestyle Management products for both mainframe and distributed systems.

In April 2014, we acquired $20.0 million of the first lien senior secured notes issued by Serena. As of December 31, 2015, approximately $18.7 million remained outstanding on our investment.

Jackson Hewitt Tax Service, Inc.

Jackson Hewitt Tax Service, Inc. (“Jackson Hewitt”) is a provider of federal and state tax return preparation services through franchised and company-owned retail stores and kiosks located throughout the United States.

In October 2012, we acquired $25.0 million of first lien senior secured notes issued by Jackson Hewitt. In February 2014, we sold $2.0 million of the first lien notes. In July 2015 the first lien senior secured notes were repaid in full. In July 2015, we repurchased $18.0 million of the first lien senior secured notes. As of December 31, 2015, approximately $18.0 million remained outstanding on our investment.

First American Payment Systems

First American Payment Systems (“FAPS”) is a privately held, full-service payment processor serving the small and medium-sized business segment in the U.S.

In October 2012, we purchased $4.0 million of the first lien senior secured notes and $15.0 million of the second lien senior secured notes in FAPS. As of December 31, 2015, approximately $17.0 million remained outstanding on our investment in FAPS.

CRCI Holdings, Inc.

CRCI Holdings, Inc. (“CLEAResult”) is a provider of outsourced energy efficiency optimization solutions in the U.S. and Canada.

In July 2013, we acquired approximately $7.8 million of the first lien senior secured notes issued by CLEAResult. In July 2014, we purchased approximately an additional $2.3 million of the first lien senior secured notes. In May 2015, we purchased $6.5 million of the incremental first lien senior secured notes. As of December 31, 2015, approximately $16.3 million remained outstanding on our investment.

ConvergeOne Holdings Corp.

ConvergeOne Holdings Corp. (“ConvergeOne”) provides contact center, unified communications and IT solutions to a broad spectrum of customers in the U.S.

In June 2014, we acquired $16.0 million of the first lien senior secured notes and $3.0 million of the second lien senior secured notes issued by ConvergeOne. In May 2015, we purchased another $2.0 million of the first lien senior secured notes. In November 2015, we sold $5.0 million of the first lien senior secured notes. As of December 31, 2015, approximately $15.8 million remained outstanding on our investment.

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

For the years ended December 31, 2015, 2014 and 2013, the base management fee (the “Base Fee”) was calculated at an annual rate of 2.00% of our gross assets. For services rendered under the Investment Advisory Agreement, the Base Fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. The Base Fee for any partial quarter will be appropriately pro rated.

The incentive fee has two parts. For the years ended December 31, 2015, 2014 and 2013, the first part is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the

immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses for the quarter (including the Base Fee, expenses payable under our administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.”

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rate for the 2014 calendar year was 6.75% and the annual hurdle rate for the 2015 calendar year was 6.65%. The current hurdle rate for the 2016 calendar year, calculated as of December 31, 2015, is 6.76%. Our net investment income (to the extent not distributed to our shareholders) used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 2% base management fee. In addition, in the event we recognize PIK loan interest in excess of our available capital, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any fees attributable to accrued deferred loan interest in the event of a default by the obligor. The operation of the incentive fee with respect to our Pre-Incentive Fee Net Investment Income for each quarter is as follows:

•	no incentive fee is payable to TICC Management in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed one fourth of the annual hurdle rate (currently 6.76% for the 2016 calendar year).
•	20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds one-fourth of the annual hurdle rate (currently 6.76% for the 2016 calendar year) in any calendar quarter is payable to TICC Management (i.e., once the hurdle rate is reached, 20% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to TICC Management).

For example, for the quarter ended December 31, 2015, pre-incentive fee net investment income of $4.5 million did not exceed the hurdle of $7.8 million (based upon net assets of $468.6 million at September 30, 2015 and the quarterly hurdle rate of 1.6625%) and, therefore, no incentive fee was earned for the quarter.

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

Quarterly Hurdle rate(1) = 1.690%

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

Quarterly Hurdle rate(1) = 1.690%

Management fee(2) = 0.5%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income

(investment income – (management fee + other expenses)) = 3.3%

Incentive fee	= 20% x Pre-Incentive Fee Net Investment Income in excess of the hurdle rate
= 20% x (3.3% – 1.690%)
= 20% x 1.610%
= 0.3220%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore the income-related incentive fee is 0.3275%

(1)	Represents 6.76% annualized hurdle rate for 2016 calendar year.
(2)	Represents 2% annualized management fee.

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

Fee Waivers

On March 9, 2016, TICC Management, in consultation with the Special Committee of the Board of Directors, has agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee.

Under the terms of the fee waiver, which will take effect on April 1, 2016:

•	The base management fee will be reduced from 2.00% to 1.50%;
•	TICC Management has agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee will be revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee will incorporate a “catch-up” provision which will provide that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee will change from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

After these changes take effect, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

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

•	expenses of offering our debt and equity securities;
•	the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with investment due diligence and on-site visits;
•	the cost of calculating our net asset value;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	management and incentive fees payable pursuant to the Investment Advisory Agreement;
•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•	transfer agent, trustee and custodial fees;
•	interest payments and other costs related to our borrowings;
•	fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events);
•	federal and state registration fees;
•	any exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses, other costs of Board of Directors’ meetings and other cost associated with the performance of independent directors’ responsibilities;
•	brokerage commissions;
•	costs of preparing and mailing proxy statements, stockholders’ reports and notices including annual proxy solicitations and shareholder meetings;
•	costs of preparing government filings, including periodic and current reports with the SEC;
•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and
•	direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to health costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid directly by us pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

All of these expenses are ultimately borne by our common stockholders.

All personnel of our investment adviser when and to the extent engaged in providing investment advisory services, and the compensation and related expenses of such personnel allocable to such services, will be provided and paid for by BDC Partners, the investment adviser’s managing member.

Duration and Termination

Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. See “Item 1A. Risk Factors — Risks relating to our business and structure — We are dependent upon TICC Management’s key management personnel for our future success, particularly Jonathan H. Cohen and Saul B. Rosenthal.”

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

ADMINISTRATION AGREEMENT

Pursuant to a separate Administration Agreement, BDC Partners furnishes us with office facilities, together with equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, BDC Partners also performs, or oversees the performance of our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, BDC Partners assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, our accounting support staff and other administrative support personnel. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, BDC Partners and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from TICC for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of BDC Partners’ services under the Administration Agreement or otherwise as administrator for TICC.

COMPETITION

Our primary competitors to provide financing to primarily non-public small- and medium-sized companies include private equity and venture capital funds, other equity and non-equity based investment funds, including other BDCs, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these types of firms compete with us when we are investing in CLO vehicles. Many of these entities have greater financial and managerial resources than we will have. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by our investment adviser. In addition, we reimburse BDC Partners for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

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

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

General

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We may be examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure.”

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

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;
•	is controlled by the BDC and has an affiliate of the BDC on its board of directors;
•	does not have any class of securities listed on a national securities exchange;
•	is a public company that lists its securities on a national securities exchange with a market capitalization of less than $250 million; or
•	meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

Significant Managerial Assistance

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. We offer to provide managerial assistance to our portfolio companies.

Code of Ethics

As required by the 1940 Act, we maintain a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — There are significant potential conflicts of interest.” Our Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our Code of Ethics is also available on our website at http://www.ticc.com.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to TICC Management. The Proxy Voting Policies and Procedures of TICC Management are set forth below. The guidelines are reviewed periodically by TICC Management and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, TICC Management has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, TICC Management recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for TICC Management’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

TICC Management votes proxies relating to the Company’s portfolio securities in the best interests of the Corporation’s shareholders. TICC Management will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by the Company. Although TICC Management generally votes against proposals that may have a negative impact on the Company’s portfolio securities, TICC Management may vote for such a proposal if there exist compelling long-term reasons to do so. TICC Management will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

The proxy voting decisions of TICC Management are made by the senior officers of TICC Management who are responsible for monitoring each of the Company’s investments. To ensure that its vote is not the product of a conflict of interest, TICC Management requires that: (i) anyone involved in the decision making process disclose to TICC Management’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how TICC Management intends to vote on a proposal without the prior approval of TICC Management’s Chief Compliance Officer and senior management in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how TICC Management voted proxies with respect to the Company’s portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, TICC Management, LLC, 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830.

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

Our business and operation could be negatively affected if we become subject to any additional securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. Specifically, in the fourth quarter of 2015, we were subject to shareholder activism and corresponding litigation in connection with a special meeting of stockholders (the “Special Meeting”) where a vote was taken on whether to approve a proposed new investment advisory agreement between us and TICC Management, which would have been effective upon the closing of a proposed sale of a controlling equity interest in TICC Management to Benefit Street Partners, L.L.C. (the “Transaction”). The proposed new investment advisory did not receive the requisite stockholder approval at the Special Meeting and, as a result, the Transaction did not close. Further, the litigation actions to which we and our directors and officers were subjected in connection with the Special Meeting and the Transaction were voluntarily dismissed by the plaintiffs in early 2016.

While we are currently not subject to any securities litigation, due to the volatility of our stock price and for a variety of other reasons, we may in the future become the target of additional securities litigation and are currently the subject of shareholder activism. In February 2016, NexPoint Advisors, L.P. and TPG Specialty Lending Inc. (“TSLX”) each nominated one director for election at our 2016 Annual Meeting of Stockholders, and TSLX has also informed us that they intend to solicit votes to terminate our current investment advisory agreement. If our current investment advisory agreement is terminated, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.

Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

The SEC has raised questions regarding certain non-traditional investments, including investments in CLO.

The staff of the Division of Investment Management has, in correspondence with certain BDCs, raised questions about the level and special risks of investments in CLOs. While it is not possible to predict what conclusions the staff will reach in these areas, or what recommendations the staff might make to the SEC, the imposition of limitations on investments by BDCs in CLOs could adversely impact our ability to implement our investment strategy and/or our ability to raise capital through public offerings, or cause us to take certain actions with potential negative impacts on our financial condition and results of operations. We are unable at this time to assess the likelihood or timing of any such regulatory development.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make. We compete with a large number of hedge funds and CLO investment vehicles, other equity and non-equity based investment funds, including other BDCs, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. If we are unable to source attractive investments, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our business model depends to a significant extent upon strong referral relationships with financial sponsors, and the inability of the senior investment professionals of our investment adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that the principals of our investment adviser will maintain and develop their relationships with financial sponsors, brokers and agents and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of our investment adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of our investment adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. If our investment adviser is unable to source investment opportunities, we may hold a greater percentage of our assets in cash than anticipated, which could impact potential returns on our portfolio.

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

TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to both our bilateral portfolio securities and our syndicated loan investments. In accordance with ASC 820-10-35, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments have shown the attributes of illiquidity as described by ASC-820-10-35. Due to limited market liquidity in the syndicated loan market, TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value and therefore alternative valuation procedures may need to be undertaken, which may result in TICC engaging third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. We have considered the factors described in ASC 820-10 and have determined that we are properly valuing the securities in our portfolio.

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

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

The management fee is calculated as a percentage of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of the incentive fee is payable if our net investment income for a calendar quarter exceeds a designated hurdle rate. This portion of the incentive fee is payable without regard to any capital gain, capital loss or unrealized depreciation that may occur during the quarter. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or “PIK” interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a subsequent default.

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

We have completed a debt securitization financing transaction, presently consisting of $240 million in secured notes and $80 million of subordinated notes, which subordinated notes were purchased by us. The secured notes bear interest at variable rates based upon three-month LIBOR.

We also completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”) totaling $115 million. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(23.9)%	(14.1)%	(4.3)%	5.6%	15.4%

(1)	Assumes $722.1 million in total assets and $355.0 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2015, and a cost of funds of approximately 4.41%.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation introduced in the U.S. House of Representatives would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

Under the terms of the master loan sale agreement governing TICC CLO 2012-1, we sold directly to the 2012 Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in the master loan sale agreement. Following these transfers, the 2012 Securitization Issuer, and not us, held all of the ownership interest in such portfolio loans and participations. As a result of TICC CLO 2012-1, we hold directly the 2012 Subordinated Notes as well as membership interests, which comprise 100% of the equity interests, in the 2012 Securitization Issuer. As a result, we consolidate the financial statements of the 2012 Securitization Issuer in our consolidated financial statements. Because the 2012 Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale of portfolio loans by us to the 2012 Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. The securities issued by the 2012 Securitization Issuer, or by any securitization vehicle we sponsor in the future, could be acquired by another BDC or securitization vehicle subject to the satisfaction of certain conditions. We may also, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another BDC to the extent permitted under the 1940 Act.

The 2012 Subordinated Notes and membership interests of the 2012 Securitization Issuer are subordinated obligations of the 2012 Securitization Issuer.

The subordinated notes are the junior class of notes issued by the 2012 Securitization Issuer (the “Subordinated Notes”), are subordinated in priority of payment to the secured notes issued by the 2012 Securitization Issuer (the “Secured Notes”), respectively, and are subject to certain payment restrictions set forth in the indenture governing the notes of the 2012 Securitization Issuer. Therefore, for TICC CLO 2012-1, we only receive cash distributions on the Subordinated Notes if the 2012 Securitization Issuer has made all cash interest payments on the Secured Notes it has issued, and we only receive cash distributions in respect of our ownership of the 2012 Securitization Issuer to the extent that funds are available therefore. The Subordinated Notes are also unsecured and rank behind all of the secured creditors, known or unknown, of the

2012 Securitization Issuer, including the holders of the Secured Notes it has issued. Consequently, to the extent that the value of the 2012 Securitization Issuer’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of the Subordinated Notes at their redemption could be reduced. Accordingly, our investment in the 2012 Securitization Issuer may be subject to complete loss.

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

Under the documents governing the 2012 debt securitization financing transaction, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the portfolio loans held by the 2012 Securitization Issuer to the amount of interest payable in respect of the Secured Notes. For the TICC CLO 2012-1, to meet this test at any time, interest received on the portfolio loans must equal at least 120% to 160% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the interest payable in respect of the Secured Notes. The second such test compares the principal amount of the portfolio loans held by the 2012 Securitization Issuer to the aggregate outstanding principal amount of the Secured Notes. For the TICC CLO 2012-1, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2012 Securitization Issuer must equal at least 126% to 152.50% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the outstanding principal amount of the Secured Notes. If either coverage test is not satisfied, interest and principal received by the 2012 Securitization Issuer are diverted on the following payment date to pay the most senior class or classes of Secured Notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the Secured Notes, we refer to as a mandatory redemption. For the TICC CLO 2012-1 Secured Notes, if any asset coverage test is not met, interest proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the Subordinated Notes will instead be used either to redeem the Secured Notes or to purchase additional collateral, to the extent necessary to satisfy the applicable asset coverage tests.

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

Our ability to grow our business requires a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% immediately after each issuance of senior securities. This requirement of sustaining a 200% asset coverage ratio limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt. Further additional debt financing may not be available on favorable terms, if at all, or may be restricted by the terms of our debt facilities. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so.

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

In certain limited circumstances, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among stockholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 51,479,409 shares are issued and outstanding as of March 9, 2016. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

A change in interest rates may adversely affect our profitability and we may expose ourselves to risks if we engage in hedging transactions to mitigate changes in interest rates.

Currently, only one of the debt investments in our investment portfolio is at a fixed rate, while the others are at variable rates. In addition, our CLO equity investments are sensitive to risks associated with changes in interest rates. Although we have not done so in the past, we may in the future choose to hedge against interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions, and gross proceeds from the disposition of an instrument that produces U.S. source interest or distributions paid after December 31, 2018, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

In addition, our executive officers and directors, and the executive officers of TICC Management, and its managing member, BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. Charles M. Royce, a member of our Board of Directors, holds a minority, non-controlling interest in our investment adviser.

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. As a result, Messrs. Cohen and Rosenthal may be subject to certain conflicts of interests with respect to their management of our portfolio on the one hand, and their respective obligations to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, TICC Management, LLC, Oxford Bridge Management, LLC, and BDC Partners. Further, Mr. Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., TICC Management, LLC and Oxford Bridge Management, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

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

Most of our debt investments are not structured to fully amortize during their lifetime. Accordingly, if a portfolio company has not previously pre-paid its debt investment to us, a significant portion of the principal amount due on such a debt investment may be due at maturity. In order to create liquidity to pay the final principal payment, a portfolio company typically must raise additional capital. If it is unable to raise sufficient funds to repay us, the debt investment may go into default, which may compel us to foreclose on the borrower’s assets, even if the debt investment was otherwise performing prior to maturity. This may prevent us from immediately obtaining full recovery on the debt investment and may prevent or delay the reinvestment of the investment proceeds in other, possibly more profitable investments.

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

To illustrate the potential impact of a change in the underlying interest rate on our total investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of December 31, 2015. Under this analysis, we currently estimate the effect on total investment income to equal a decrease of approximately $12.5 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. Although we believe that this analysis is broadly indicative of our existing LIBOR sensitivity, it does not adjust for changes in any of the other assumptions that could affect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates, reinvestment rates, and other factors that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, it is highly probable that actual results would differ materially from the results under the above hypothetical analysis.

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

The application of the risk retention rules to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for the Company.

Section 941 of the Dodd-Frank Act added a provision to the Securities Exchange Act of 1934, as amended, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibits such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. These rules will become effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO would be considered the sponsor of a securitization vehicle and would be required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement when it becomes effective on December 24, 2016, we believe that this may create additional opportunities (and additional risks) for us in the future.

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

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.

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

Investments in foreign securities formed under the laws of the Cayman Islands may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy involves investments in securities issued by foreign entities, including foreign CLO vehicles that are formed under the laws of the Cayman Islands. Investing in foreign entities formed under the laws of the Cayman Islands may expose us to additional risks not typically associated with investing in U.S. issues. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLO vehicles in which we invest, may have difficulty enforcing creditor’s rights in foreign jurisdictions, such as the Cayman Islands. In addition, the underlying companies of the CLO vehicles in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

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

The trading price of our common stock may fluctuate substantially depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of regulated investment companies, BDCs or other financial services companies;
•	exclusion of our common stock from certain indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;
•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or BDCs;
•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
•	general economic conditions and trends;

•	loss of a major funding source; or
•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risk Factors — Risks relating to our business and structure — Our business and operation could be negatively affected if we become subject to any additional securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.”

Our shares of common stock have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods from 2010 through 2015. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

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

If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

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

Our stockholders may experience dilution upon the repurchase of common shares.

On November 5, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $75.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until June 30, 2016, or until the approved dollar amount has been used to repurchase shares. If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.

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

We and our consolidated subsidiaries are not currently subject to any pending material legal proceedings. From time to time, we and our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On October 8, 2015, NexPoint Advisors L.P. (“NexPoint”) brought suit in the United States District Court for the District of Connecticut (the “District Court”) against us, our Board of Directors and our President (styled as NexPoint Advisors, L.P. v. TICC Capital Corporation, et al, Civil Action No. 15-cv-1465 (CSH) (the “Connecticut Litigation”)). NexPoint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by making false or misleading disclosures, breached certain legal duties, and breached our Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought (i) a temporary restraining order prohibiting us from canceling or rescheduling its October 27, 2015 special stockholder meeting (the “Special Meeting”) or altering the size or composition of the Board of Directors and (ii) a preliminary injunction requiring us to issue additional disclosures and recognize NexPoint’s six director nominees. Following the issuance of a temporary restraining order, on October 23, 2015, the District Court denied NexPoint’s preliminary injunction motion insofar as it sought to require us to recognize NexPoint’s director nominees, and granted it in part with respect to certain disclosure claims. On October 26, 2015, NexPoint filed a motion seeking reconsideration of the denial of a preliminary injunction requiring us to recognize NexPoint’s nominees. The relief sought by NexPoint in its motion for reconsideration was denied on November 25, 2015. On December 2, 2015, we filed a supplemental proxy statement containing court-ordered disclosures and on December 4, 2015, the Company announced that the Special Meeting was rescheduled to December 22, 2015. Thereafter, NexPoint filed a notice of appeal concerning the denial of the preliminary injunction, in part, by the District Court and sought interim relief from the United States Court of Appeals from the Second Circuit. The Court of Appeals denied NexPoint’s motion without a hearing.

On October 27, 2015, two stockholders of ours filed a putative class action complaint in the District Court against us, our Board of Directors, and our President (styled as Barnes et al. v. TICC Capital Corp. et al., No. 15-cv-1564 (D. Ct.) (the “Class Action Litigation”). Plaintiffs’ complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and breached the fiduciary duty of candor under Maryland law. The complaint sought (i) an injunction requiring the defendants to hold the Special Meeting only after corrective information has been disseminated to our stockholders, and (ii) an injunction requiring the defendants to issue additional corrective proxy materials.

On December 21, 2015, during the pending appeal of the Connecticut Litigation, NexPoint brought a similar suit in the Circuit Court for Baltimore City (the “Maryland Court”) against us in a matter styled, NexPoint Advisors, L.P. v. TICC Capital Corporation, Case No 24-C-15-007004 (the “Maryland Litigation”). NexPoint’s complaint in the Maryland Litigation alleged that we breached our Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought a temporary restraining order and preliminary injunction requiring us to hold the December 22, 2015 Special Meeting (at such date or a later court-ordered date), count votes cast at the Special Meeting in favor of NexPoint’s nominees, and retract prior statements that votes cast for NexPoint’s nominees would not be counted. On December 21, 2016, the Maryland Court denied NexPoint’s motions.

On February 1, 2016, the plaintiffs voluntarily dismissed the Class Action Litigation without prejudice; on February 2, 2016, NexPoint voluntarily dismissed the Connecticut Litigation without prejudice; and on February 3, 2016, NexPoint voluntarily dismissed the Maryland Litigation without prejudice.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and our net asset value per share as determined as of the last day of each quarter over the last two years:

		Price Range
	NAV(a)	High	Low
Fiscal 2015
Fourth quarter	$6.40	$6.99	$5.88
Third quarter	7.81	7.06	6.10
Second quarter	8.60	7.19	6.58
First quarter	8.72	7.80	6.71
Fiscal 2014
Fourth quarter	$8.64	$8.96	$7.26
Third quarter	9.40	10.05	8.83
Second quarter	9.71	9.91	9.18
First quarter	9.78	10.57	9.75

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 9, 2016 was $5.28 per share. As of March 9, 2016, we had 171 shareholders of record.

Dividends

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains (net of short-term capital losses), if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Certain U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since 2014:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 18, 2016	March 17, 2016	March 31, 2016	$0.29
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 30, 2014	0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29
Total (2014)			$1.16

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

During the year ended December 31, 2015, our distributions were deemed to have been made from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure shareholders that they will receive any distributions.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2015.

Issuer Purchases of Equity Securities

On December 18, 2014, the Board of Directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. During the year ending December 31, 2015, under that repurchase program, we repurchased 315,783 shares of our outstanding common stock for $2.4 million at the average weighted price of $7.56 per share, inclusive of commission, while complying with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the Investment Company Act of 1940.

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of our common stock. Under this repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time through June 30, 2016 provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases will be conducted in accordance with the 1940 Act. Additionally, under the Board authorization of November 5, 2015, we entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million prior to March 4, 2016. In aggregate, under the November 5, 2015 plan, we repurchased 3,591,551 shares of our common stock for $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

As of December 31, 2015, we had commitments to repurchase 184,518 shares of our common stock for approximately $1.1 million, inclusive of commissions. Those commitments represent unsettled share repurchases as of December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	$46.4 million
February 1, 2015 – February 28, 2015	—	$—	—	$46.4 million
March 1, 2015 – March 31, 2015	—	$—	—	$46.4 million
April 1, 2015 – April 30, 2015	—	$—	—	$46.4 million
May 1,2015 – May 31, 2015	—	$—	—	$46.4 million
June 1, 2015 – June 30, 2015	—	$—	—	$46.4 million
July 1, 2015 – July 31, 2015	—	$—	—	$—
August 1, 2015 – August 31, 2015	—	$—	—	$—
September 1, 2015 – September 30, 2015	—	$—	—	$—
October 1, 2015 – October 31, 2015	—	$—	—	$—
November 1, 2105 – November 30, 2015	1,085,778	$6.66	1,085,778	$67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	$51.3 million

Performance Graph

This graph compares the return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2010 through December 31, 2015. The graph assumes that, on December 31, 2010, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TICC Capital Corp, the NASDAQ Composite Index, and the NASDAQ Financial 100 Index

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
TICC Capital Corp
NASDAQ Composite
NASDAQ Financial 100

* $100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

The following selected financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Other data, also included below is unaudited. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Total Investment Income	$87,462,939	$117,324,740	$105,092,143	$71,174,920	$45,188,190
Total Expenses	$48,882,017	$51,866,896	$49,299,511	$33,997,566	$15,188,049
Net Investment Income	$38,580,922	$65,457,844	$55,792,632	$37,177,354	$30,000,141
Net (Decrease) Increase in Net Assets Resulting from Operations	$(66,133,649)	$(3,348,400)	$58,944,734	$68,323,188	$14,208,865
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)	$0.65	$1.11	$1.09	$0.98	$0.92
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)(1)	$0.65	$1.06	$1.03	$0.96	$0.92
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Basic)	$(1.11)	$(0.06)	$1.15	$1.80	$0.44
Net (Decrease) Increase in Net Assets Resulting from Operations per common share (Diluted)(1)	$(1.11)	$(0.06)	$1.09	$1.73	$0.44
Distributions Declared per Share	$1.14	$1.16	$1.16	$1.12	$0.99
Balance Sheet Data:
Total Assets	$722,068,082	$1,042,641,192	$998,165,741	$756,023,040	$424,119,570
Total Long Term Debt	$351,519,017	$501,075,775	$450,676,340	$330,334,446	$99,710,826
Total Net Assets	$360,934,711	$520,813,061	$526,242,427	$409,602,529	$305,101,991
Other Data:
Number of Portfolio Companies at Period End	72	77	91	89	82
Purchases of Loan Originations	$234,800,000	$556,700,000	$577,500,000	$494,600,000	$272,500,000
Loan Repayments	$224,200,000	$311,900,000	$203,900,000	$191,200,000	$107,900,000
Proceeds from Loan Sales	$196,200,000	$127,500,000	$118,500,000	$69,300,000	$11,300,000
Reductions to CLO Equity Cost Value	$41,600,000 (4)	—	—	—	—
Total Return(2)	(4.35)%	(17.22)%	14.68%	30.49%	(14.19)%
Weighted Average Yield on Debt Investments at Period End(3)	7.1%	7.8%	8.7%	9.4%	11.3%

(1)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2015 and 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming dividend reinvestment at prices obtained under our dividend reinvestment plan, excluding any discounts.
(3)	Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.
(4)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TICC Capital Corp, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors and elsewhere in this Annual Report on Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing in corporate debt securities. We have also invested and may continue to invest in structured finance investments, including CLO vehicles, which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”) a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”) its managing member, and Charles M. Royce, a member of our Board of Directors, who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2015, our debt investments had stated interest rates of between 4.3% and 15.0% and maturity dates of between 3 and 97 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.1%.

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

Current Market and Economic Conditions

The U.S. capital markets have recently experienced periods of volatility and disruption. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue in the future. However, we feel that the risk adjusted return for certain senior secured corporate loans will be attractive in 2016. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated and middle-market loans, and we continue to be focused on certain structured finance investments, such as CLO investment vehicles which own senior secured corporate loans.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total value of our investments was approximately $656.7 million and $984.2 million at December 31, 2015 and December 31, 2014, respectively. The decrease in the value of investments during the year ended December 31, 2015 was due to repayments and sales of approximately $420.4 million, reductions to CLO equity cost value of approximately $41.6 million (representing distributions received, or entitled to be received, in excess of interest income), and net unrealized depreciation on our investment portfolio of approximately $98.4 million, partially offset by purchases of investments of approximately $234.8 million and discount accretion of approximately $3.9 million. The value of cash and cash equivalents increased by approximately $2.7 million during the year ended December 31, 2015. Our gross originations totaled approximately $556.7 million during the year ended December 31, 2014.

Our purchases of investments during the year ended December 31, 2015 of approximately $234.8 million included additional investments of approximately $130.4 million in existing portfolio companies and approximately $104.4 million in new portfolio companies. For the year ended December 31, 2014, we had closed approximately $556.7 million in portfolio investments, including additional investments of approximately $203.7 million in existing portfolio companies and approximately $353.0 million in new portfolio companies.

In certain instances we receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2015 and December 31, 2014, we had approximately $224.2 million and approximately $311.9 million, respectively, of loan repayments. The most significant repayments during the year ended December 31, 2015 were as follows ($ in millions):

Portfolio Company	2015 Repayments
Help/Systems Holdings, Inc	$29.8
Merrill Communications, LLC	23.9
Jackson Hewitt Tax Service, Inc	20.7
Symphony Teleca Services Inc	16.0
Knowledge Universe Education	15.0
Novetta, LLC	12.7
Ascensus, Inc	11.4
SCS Holdings I Inc	10.4
Blue Coat System, Inc	10.0
Deltek Systems, Inc	10.0
Safenet, Inc	9.9
Recorded Books, Inc	9.3
STG-Fairway Acquistions	9.2
Presidio IS Corp	8.4
Unitek Global Services, Inc	7.3
Net all other	20.2
Total repayments	$224.2

Portfolio activity also reflects sales of securities in the amounts of approximately $196.2 million and approximately $127.5 million for the years ended December 31, 2015 and 2014, respectively. The most significant sales during the year ended December 31, 2015 were as follows ($ in millions):

Portfolio Company	2015 Sales
CT Technologies Intermediate Holdings, Inc	$11.8
Global Healthcare Exchange	10.0
Albertson’s LLC	9.9
Blue Coat System, Inc	8.9
NAB Holdings, LLC	8.1
Wall Street Systems	8.1
Stratus Technologies, Inc	8.0
Carlyle Global Market Strategies CLO 2014-4, Ltd	7.9
Capstone Logistics Acquisition, Inc	7.7
Ares XXVI CLO Ltd	7.7
First Data Corporation	7.0
Amneal Pharmaceuticals LLC	6.3
Novetta, LLC	6.2
Merrill Communications, LLC	6.2
Petco Animal Supplies, Inc	5.9
Net all other	76.5
Total sales	$196.2

At December 31, 2015, we had investments in debt securities or loans to 45 portfolio companies with a fair value of approximately $468.9 million, and equity investments of approximately $187.8 million. These debt investments included approximately $0.6 million in accrued PIK interest, which, as described in “Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

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

A reconciliation of the investment portfolio for the years ended December 31, 2015 and 2014 follows:

($ in millions)	December 31, 2015	December 31, 2014
Beginning Investment Portfolio	$984.2	$931.6
Portfolio Investments Acquired	234.8	556.7
Debt repayments	(224.2)	(311.9)
Sales of securities	(196.2)	(127.5)
Reductions to CLO equity cost value(1)	(41.6)	—
Payment in Kind(2)	0.5	1.3
Accretion of discounts on investments(3)	3.9	2.8
Net Unrealized Depreciation	(98.4)	(49.3)
Net Realized Losses	(6.3)	(19.5)
Ending Investment Portfolio	$656.7	$984.2

(1)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2015 and December 31, 2014.
(3)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2014.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2015 and 2014:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
December 31, 2015	$20.7	$62.7	$10.3	$145.2
September 31, 2015	66.3	47.0	9.9	—
June 30, 2015	88.2	80.3	9.7	33.4
March 31, 2015	59.6	34.2	11.7	17.6
Total	$234.8	$224.2	$41.6	$196.2
December 31, 2014	$193.8	$87.3	$—	$24.7
September 31, 2014	97.6	73.7	—	48.3
June 30, 2014	178.3	116.6	—	33.4
March 31, 2014	87.0	34.3	—	21.1
Total	$556.7	$311.9	$—	$127.5

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2015 and 2014:

	2015		2014
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$466.2	71.0%	$697.0	70.8%
Senior Unsecured Notes	—	—	6.4	0.7%
Subordinated Debt	0.6	0.1%	—	—
CLO Equity	179.0	27.3%	259.8	26.4%
CLO Debt	2.1	0.3%	11.3	1.1%
Equity	8.8	1.3%	9.7	1.0%
Total	$656.7	100.0%	$984.2	100.0%

The following table shows our portfolio of investments by industry at fair value, in thousands, as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$181.1	27.6%	$271.2	27.6%
Telecommunication services	97.7	14.9%	115.7	11.8%
Printing and publishing	64.9	9.9%	73.4	7.5%
Business services	59.5	9.1%	105.4	10.7%
Financial intermediaries	45.8	7.0%	89.4	9.1%
Software	32.2	4.9%	87.5	8.9%
Consumer services	26.2	4.0%	36.0	3.7%
Enterprise software	17.5	2.7%	34.3	3.5%
Utilities	16.0	2.4%	9.6	1.0%
Diversified insurance	15.4	2.3%	—	0.0%
Healthcare	14.3	2.2%	13.2	1.3%
Logistics	10.3	1.6%	13.9	1.4%

	December 31, 2015		December 31, 2014
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Leisure goods	9.6	1.4%	9.6	1.0%
Radio and television	9.3	1.4%	14.2	1.4%
Travel	8.5	1.3%	15.1	1.5%
Computer hardware	8.5	1.3%	18.9	1.9%
Retail	8.4	1.3%	13.9	1.4%
Grocery	6.9	1.0%	13.0	1.3%
IT consulting	6.8	1.0%	6.7	0.7%
Auto parts manufacturer	5.5	0.8%	—	0.0%
Aerospace and defense	5.5	0.8%	12.7	1.3%
Education	4.4	0.7%	22.1	2.2%
Pharmaceuticals	2.4	0.4%	5.0	0.5%
Electronics	0.0	0.0%	3.4	0.3%
Total	$656.7	100.0	$984.2	100.0%

(1)	Reflects our debt and equity investments in CLOs as of December 31, 2015 and December 31, 2014, respectively.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2015 and December 31, 2014.

Top Ten Industries	At December 31, 2015
Healthcare and pharmaceuticals	9.28%
High tech industries	6.96%
Services: business	6.39%
Media: broadcasting and subscription	6.35%
Banking, finance, insurance, and real estate	5.72%
Retail	5.72%
Telecommunications	5.69%
Hotel, gaming, and leisure	5.34%
Chemicals, plastics, and rubber	4.52%
Beverage, food & tobacco	3.57%
Total	59.54%

Top Ten Industries	At December 31, 2014
Healthcare and pharmaceuticals	9.60%
High tech industries	6.69%
Services: business	6.45%
Media: broadcasting and subscription	6.37%
Banking, finance, insurance, and real estate	5.49%
Hotel, gaming, and leisure	5.46%
Retail	4.65%
Chemicals, plastics, and rubber	4.43%
Telecommunications	4.32%
Beverage, food, and tobacco	4.11%
Total	57.57%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2015 and 2014 our portfolio had a weighted average grade of 2.2 and 2.1, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2015 and 2014, our debt investment portfolio was graded as follows:

		December 31, 2015
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	405.9	79.0%	387.5	82.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.1	16.6%	67.9	14.5%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.7	4.4%	13.5	2.9%
		$513.7	100.0%	$468.9	100.0%

		December 31, 2014
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	675.8	91.1%	662.8	92.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	51.2	6.9%	43.5	6.1%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	15.0	2.0%	8.3	1.1%
		$742.0	100.0%	$714.6	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2015, 2014 and 2013.

Comparison of the years ended December 31, 2015 and December 31, 2014

Investment Income

Investment income for the years ended December 31, 2015 and 2014 was approximately $87.5 million and $117.3 million, respectively, reflecting a decrease of approximately $29.8 million. The following tables set forth the components of investment income for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Interest income
Stated interest income	$45,728,704	$48,122,458
Original issue discount income	3,865,679	2,748,786
Payment-in-kind income	572,408	1,245,247
Discount income derived from unscheduled remittances at par	61,702	240,343
Total interest income	$50,228,493	$52,356,834
Income from securitization vehicles(1)	$34,901,766	$59,516,739
Commitment, amendment and other fee income
Fee letters	$1,353,373	$1,263,200
Success fees on CLO warehouses	—	1,031,360
Loan prepayment and bond call fees	360,000	2,464,176
All other fees	619,307	692,431
Total commitment, amendment and other fee income	$2,332,680	$5,451,167
Total investment income	$87,462,939	$117,324,740

(1)	During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

The decrease in total investment income was primarily due to a reduction of income from securitization vehicles resulting from the correction of an accounting error related to our CLO equity investments described in further detail in “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, lower interest income primarily attributable to our investment in RBS Holding Company being placed on non-accrual status during the quarter ended December 31, 2015 and lower commitment, amendment and other fee income due to not earning success fees on warehouse investments during 2015 and fewer loan prepayments. These decreases were partially offset by an approximate $1.1 million out of period adjustment to interest income described further in “Note 3. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. The total principal value of income producing debt investments as of December 31, 2015 and 2014 was approximately $491.0 million and $729.3 million, respectively. The decline in the size of our debt portfolio is primarily attributable to our full repayment of TICC Funding’s $150.0 million credit facility with Citibank, N.A. (the “Facility”) which was terminated on December 31, 2015 (refer to “Note 10. Borrowings” in the notes to our consolidated financial statements). The full repayment occurred late in the fourth quarter of 2015 and, therefore, did not have a meaningful impact to interest income during the year.

As of December 31, 2015, our debt investments had stated interest rates of between 4.25% and 15.00% and maturity dates of between three and 97 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.1%, compared with 7.8% as of December 31, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of our investment in RBS Holding Company being placed on non-accrual and current market conditions.

Operating Expenses

Total expenses for the year ended December 31, 2015 were approximately $48.9 million and total expenses for the year ended December 31, 2014, were approximately $51.9 million. These amounts consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees for the year ended December 31, 2015 were approximately $49.8 million, which represents a decrease of approximately $0.3 million from the year ended December 31, 2014, attributable primarily to lower base management fees, interest expense, and compensation expense partially offset by higher professional fees. Expenses before incentive fees for the year ended December 31, 2014 were approximately $50.1 million.

The base management fee for the year ended December 31, 2015 was approximately $19.8 million. The base management fee in the comparable period in 2014 was approximately $21.2 million. The decrease of approximately $1.4 million is due to the decline of weighted average gross assets due largely to lower fair values. At December 31, 2015 and December 31, 2014, approximately $4.2 million and $6.2 million, respectively, of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the year ended December 31, 2015 was approximately $20.9 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, as well as the incurrence of accelerated costs and commitment fees (approximately $1.0 million) associated with the repayment in full of the Facility’s $150.0 million outstanding borrowings as of December 31, 2015 — refer to “Note 10. Borrowings” in the notes to our consolidated financial statements. Interest expense for the year ended December 31, 2014 was approximately $22.9 million. The aggregate accrued interest which remained payable at December 31, 2015, was approximately $2.1 million, comprised of: $0.7 million for the notes of TICC CLO 2012-1 and $1.4 million for the 2017 Convertible Notes. The aggregate interest payable at December 31, 2014, was approximately $2.6 million.

Professional fees, consisting of legal, valuation, compliance, audit and tax fees, were approximately $5.7 million for the year ended December 31, 2015, compared to approximately $2.1 million for the year ended December 31, 2014. This increase is largely due to the recognition of approximately $2.6 million of incremental expenses primarily related to the engagement of legal and financial advisors to the Company’s Special Committee — refer to “Note 9. Commitments and Contingencies,” “Note 18. Proposed Sale of Company’s Investment Adviser” and “Note 19. Subsequent Events” in the notes to our consolidated financial statements.

Compensation expenses were approximately $1.2 million for the year ended December 31, 2015 compared to approximately $1.9 million for the year ended December 31, 2014, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. This decrease was largely the result of the reversal of previously accrued compensation due to staffing changes. At December 31, 2015 and December 31, 2014, respectively, approximately $0 of compensation expenses remained payable for each respective period.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $2.3 million for the year ended December 31, 2015 compared to approximately $2.1 million, for the comparable period in 2014. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the year ended December 31, 2015 resulted in a credit of approximately $0.9 million which was composed of a fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition (see “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements), partially offset by approximately $1.5 million representing the net investment income incentive fee earned for the year ended December 31, 2015. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts. The net investment income incentive fee recorded for the year ended December 31, 2014 was approximately $5.6 million.

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

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the year ended December 31, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio. For the year ended December 31, 2015, an accrual reversal of approximately $3.9 million was recorded under the hypothetical liquidation calculation.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2015, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2015, we recognized net realized losses on investments of approximately $6.3 million, which primarily represents the losses from the restructuring of our debt investment in Unitek Global Services, Inc. (approximately $4.3 million), the repayment of our debt and sale of our equity investments in Nextag, Inc. (approximately $2.5 million), as well as the net loss on the sale of several of our CLO debt and equity investments (approximately $4.4 million), partially offset by realized gains from the sale of our equity investment held in Merrill Communications LLC (approximately $2.8 million) and from the repayment of our debt investment held in Merrill Communications LLC (approximately $2.6 million).

For the year ended December 31, 2015, our net change in unrealized depreciation was approximately $98.4 million, composed of $3.0 million in gross unrealized appreciation, $112.1 million in gross unrealized depreciation and approximately $10.7 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $41.6 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the year ended December 31, 2015 were as follows ($ in millions):

Portfolio Company	Change in unrealized appreciation (depreciation)
Unitek Global Services, Inc	$4.4
Nextag, Inc	2.7
CS Advisors CLO I Ltd	2.5
Serena Software Inc	(1.0)
AMMC CLO XII, Ltd	(1.2)
Windriver 2012-1 CLO, Ltd	(1.2)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(1.4)
Aricent Technologies, Inc	(1.4)
Shackleton 2013-III CLO, Ltd	(1.6)
Hull Street CLO Ltd	(1.7)
Cedar Funding II CLO, Ltd	(1.7)
Telos CLO 2013-4, Ltd	(1.8)
Catamaran CLO 2013-1 Ltd	(1.8)
Telos CLO 2013-3, Ltd	(2.2)
OZLM XII, Ltd	(2.3)
Ares XXV CLO Ltd	(2.4)
CIFC Funding 2012-1, Ltd	(2.4)
Halcyon Loan Advisors Funding 2012-4 Ltd	(2.6)
Halcyon Loan Advisors Funding 2012-2 Ltd	(2.7)
Source Hov, LLC	(3.1)
Carlyle Global Market Strategies CLO 2014-4, Ltd	(3.2)
Jamestown CLO V Ltd	(3.6)
Merrill Communications, LLC	(3.9)
Algorithmic Implementations, Inc	(3.9)
Ares XXIX CLO Ltd	(4.4)
Securus Technologies, Inc	(4.4)
Marea CLO, Ltd	(4.6)
Benefit Street Partners CLO II, Ltd	(4.6)
Newmark Capital Funding 2013-1 CLO Ltd	(4.9)
RBS Holding Company	(5.0)
Global Tel Link Corp	(5.5)
Mountain Hawk III CLO, Ltd	(5.8)
Shackleton 2013-IV CLO, Ltd	(6.5)
Catamaran CLO 2012-1 Ltd	(7.4)
Net all other(1)	(7.8)
Total	$(98.4)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2014, we had net unrealized losses of approximately $49.3 million, comprised of $1.4 million in gross unrealized appreciation, $60.8 million in gross unrealized depreciation and approximately $10.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 were as follows ($ in millions):

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

Net (Decrease) Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2015 and December 31, 2014 was approximately $38.6 million and $65.5 million, respectively, or a decrease of $26.9 million. The decrease was largely the result of lower investment income of $29.9 million, partially offset by a reduction in total expenses of $3.0 million, as discussed above.

For the year ended December 31, 2015, the net increase in net assets resulting from net investment income per common share was $0.65 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $1.11 (basic) and $1.06 (diluted) for the year ended December 31, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2015, the adjustments for interest on convertible senior notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

For the year ended December 31, 2015, the net increase in the net assets resulting from core net investment income per common share was $1.27 (basic and diluted), compared to $1.05 (basic) and $1.00 (diluted) for the year ended December 31, 2014. Core net investment income is a non-GAAP measure; please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations” below for more information.

Net Decrease in Net Assets Resulting from Operations

Net decrease in net assets resulting from operations for the year ended December 31, 2015 and December 31, 2014 was approximately $66.1 million and $3.3 million, respectively, or a decrease of approximately $62.8 million. This decrease was largely due to lower net investment income of $29.9 million and greater unrealized depreciation on investments of $49.1 million, partially offset by a decrease in net realized losses of $13.2 million.

For the year ended December 31, 2015, the net decrease in net assets resulting from operations per common share was $1.11 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of approximately $0.06 (basic and diluted) for the year ended December 31, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2015 and December 31, 2014, the adjustments for interest on convertible senior notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

For the year ended December 31, 2015 and December 31, 2014, the core net decrease in net assets resulting from operations per common share was $1.11 (basic and diluted) and $0.12 (basic and diluted), respectively. Core net decrease in net assets resulting from operations is a non-GAAP measure; please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations” below for more information.

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

The base management fee for the year ended December 31, 2014 was approximately $21.2 million. The base management fee in the comparable period in 2013 was approximately $19.1 million. The increase of approximately $2.1 million is due to an increase in average gross assets. At each of December 31, 2014 and December 31, 2013, respectively, approximately $6.2 million and $7.1 million of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

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

The table below summarizes the components of interest expense for the year ended December 31, 2014 and 2013:

	Year Ended December 31, 2014				Year Ended December 31, 2013
($ in thousands)	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense(1)	Note Discount Expense(2)	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,089.0	$1,208.8	$2,290.0	$5,587.8	$2,592.2	$158.6	$302.5	$3,053.3
TICC CLO 2012-1 LLC Class A-1 Notes	3,538.9	198.1	—	3,737.0	3,164.0	193.8	—	3,357.8
TICC CLO 2012-1 LLC Class B-1 Notes	757.0	53.7	—	810.7	665.3	52.9	—	718.2
TICC CLO 2012-1 LLC Class C-1 Notes	1,162.0	89.2	—	1,251.2	1,016.3	90.1	—	1,106.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,273.9	99.7	—	1,373.6	1,111.4	100.4	—	1,211.8
TICC CLO 2012-1 amortization of deferred debt issuance costs	—	—	343.8	343.8	—	—	315.2	315.2
2017 Convertible Notes	8,625.0	—	619.0	9,244.0	8,577.1	—	620.9	9,198.0
TICC Funding LLC Revolving Credit Facility	476.8	—	83.0	559.8	—	—	—	—
Total	$17,922.6	$1,649.5	$3,335.8	$22,907.9	$17,126.3	$595.8	$1,238.6	$18,960.7

(1)	Stated Interest Expense represents the interest amount payable based on the face amount of the notes at the interest rate stated for a particular class of notes.
(2)	Note Discount Expense represents the expense associated with the accretion of the difference between the face amount of the notes and the amount at which the notes were sold.

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

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2014, we had net unrealized losses of approximately $49.3 million, comprised of $1.4 million in gross unrealized appreciation, $60.8 million in gross unrealized depreciation and approximately $10.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 were as follows ($ in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Stone Tower CLO VII Ltd	$4.0
ACA CLO 2007-1, Ltd	2.4
Lightpoint CLO VIII, Ltd	1.3
Nextag, Inc	1.2
Mmodal, Inc	1.2
Newmark Capital Funding 2013-1 CLO Ltd	(1.0)
Mountain Hawk III CLO, Ltd	(1.2)
Edmentum, Inc	(1.2)
AMMC CLO XII, Ltd	(1.4)
Cedar Funding II CLO, Ltd	(1.4)
Catamaran CLO 2013-1 Ltd	(1.4)
Marea CLO, Ltd	(1.5)
Emporia Preferred Funding III, Ltd	(1.5)
Ares XXV CLO Ltd	(1.6)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(1.7)
Telos CLO 2014-5, Ltd	(1.8)
Telos CLO 2013-3, Ltd	(1.8)
Ivy Hill Middle Market Credit Fund VII, Ltd	(1.9)
Shackleton 2013-III CLO, Ltd	(2.5)
RBS Holding Company	(2.6)
Shackleton 2013-IV CLO, Ltd	(2.9)

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Catamaran CLO 2012-1 Ltd	(3.4)
Merrill Communications, LLC	(3.5)
Ares XXVI CLO Ltd	(3.9)
Benefit Street Partners CLO II, Ltd	(4.9)
Unitek Global Services, Inc	(5.5)
Net all other(1)	(10.8)
Total	$(49.3)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2013, we had net unrealized losses of approximately $3.2 million, comprised of $36.3 million in gross unrealized appreciation, $29.6 million in gross unrealized depreciation and approximately $9.9 million relating to the reversal of prior period net unrealized appreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2013 were as follows ($ in millions):

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

Income from investments in the “equity” class securities of CLO equity vehicles, for generally accepted accounting purposes, is recorded using the effective interest method. This method requires an estimate of future cash flows, including recurring cash flows as well as future principal payments, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to receive and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional estimated taxable income”). As the capital gains incentive fee, for generally accepted accounting purposes, is based on the hypothetical liquidation of the entire portfolio (and as any capital gains incentive fee may be non-recurring), such fees are excluded when calculating core net investment income. We believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the RIC requirements are to distribute taxable earnings and as capital gains incentive fees may not be fully and currently tax deductible, the core net investment income provides a better indication of estimated taxable income for the year-to-date.

The following table provides a reconciliation of net investment income to core net investment income for the years ended December 31, 2015, 2014 and 2013):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$38,580,922	$0.65	$0.65	$65,457,844	$1.11	$1.06	$55,792,632	$1.09	$1.03
CLO equity additional estimated taxable income	37,497,502	0.62	0.62	—	—	—	—	—	—
Capital gains incentive fee	—	—	—	(3,872,853)	(0.07)	(0.06)	(1,192,382)	(0.02)	(0.02)
Core net investment income	$76,078,424	$1.27	$1.27	$61,584,991	$1.04	$1.00	$54,600,250	$1.07	$1.01

The following table provides a reconciliation of net increase (decrease) in net assets resulting from operations to core net increase (decrease) in net assets resulting from operations for the years ended December 31, 2015, 2014 and 2013):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net (decrease) increase in net assets resulting from operations	$(66,133,649)	$(1.11)	$(1.11)	$(3,348,400)	$(0.06)	$(0.06)	$58,944,734	$1.15	$1.09
Capital gains incentive fee	—	—	—	(3,872,853)	(0.06)	(0.07)	(1,192,382)	(0.02)	(0.02)
Core net (decrease) increase in net assets resulting from operations	$(66,133,649)	$(1.11)	$(1.11)	$(7,221,253)	$(0.12)	$(0.13)	$57,752,352	$1.13	$1.07

In addition, the following ratio is presented to supplement the financial highlights included in Note 11 to the consolidated financial statements:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Ratio of core net investment income to average net assets, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively	15.59%	11.00%	10.79%	11.74%	9.77%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Ratio of net investment income to average net assets	7.91%	11.69%	11.02%	10.23%	9.42%
Ratio of CLO equity additional estimated taxable income to average net assets	7.69%
Ratio of capital gain incentive fee to average net assets	—	(0.69)%	(0.23)%	1.51%	0.35%
Ratio of core net investment income to average net assets	15.59%	11.00%	10.79%	11.74%	9.77%

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2015, we repurchased 3,907,334 shares under our share repurchase programs.

During the year ended December 31, 2015, cash and cash equivalents increased from approximately $20.5 million at the beginning of the period to approximately $23.2 million at the end of the period. Net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $243.8 million, largely reflecting repayments of principal and reductions to investment cost value of approximately $293.3 million and proceeds from the sale of investments of approximately $188.4 million, partially offset by purchases of new investments of approximately $234.8 million. Net cash provided by investing activities reflects the change in restricted cash in TICC CLO 2012-1 LLC. During the period, net cash used by financing activities was approximately $243.7 million, reflecting repayment of the $150 million Facility, the distribution of dividends of approximately $67.6 million and the repurchases of our common stock totaling approximately $26.1 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $19.8 million for investment advisory services, excluding the reversal of net investment income incentive fees during the year, and approximately $2.3 million for administrative services for the year ended December 31, 2015.

A summary of our significant contractual payment obligations is as follows as of December 31, 2015. See also “Note 10. Borrowings” in the notes to our consolidated financial statements.

		Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC CLO 2012-1 LLC Notes	240,000,000	—	—	—	240,000,000
TICC Convertible Notes	115,000,000	—	115,000,000	—	—
Total	$355,000,000	$—	$115,000,000	$—	$240,000,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Share Repurchase Program

On December 18, 2014, the Board of Directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of our outstanding shares of common stock have been repurchased. During the year ending December 31, 2015, under that repurchase program, we repurchased 315,783 shares of our outstanding common stock for approximately $2.4 million at the average weighted price of $7.56 per share, inclusive of commission, while complying with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the Investment Company Act of 1940.

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of our common stock. Under this repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time through June 30, 2016 provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases will be conducted in accordance with the 1940 Act. Additionally, under the Board authorization of November 5, 2015, we entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million prior to March 4, 2016. In aggregate, under the November 5, 2015 plan, we repurchased 3,591,551 shares of our common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

As of December 31, 2015, we had commitments to repurchase 184,518 shares of our common stock for approximately $1.1 million, inclusive of commission. Those commitments represent unsettled share repurchases as of December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	$46.4 million
February 1, 2015 – February 28, 2015	—	$—	—	$46.4 million
March 1, 2015 – March 31, 2015	—	$—	—	$46.4 million
April 1, 2015 – April 30, 2015	—	$—	—	$46.4 million
May 1,2015 – May 31, 2015	—	$—	—	$46.4 million
June 1, 2015 – June 30, 2015	—	$—	—	$46.4 million
July 1, 2015 – July 31, 2015	—	$—	—	$—
August 1, 2015 – August 31, 2015	—	$—	—	$—
September 1, 2015 – September 30, 2015	—	$—	—	$—
October 1, 2015 – October 31, 2015	—	$—	—	$—
November 1, 2105 – November 30, 2015	1,085,778	$6.66	1,085,778	$67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	$51.3 million

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2015, our asset coverage for borrowed amounts was 201%.

The following are our outstanding principal amounts, carrying values and fair values of our borrowings as of December 31, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,469	(1)	$174,680	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,578	(1)	19,700	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,284	(1)	22,770	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,188	(1)	20,737	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC Notes	240,000	236,519		237,887	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	—	—		—	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		115,863	115,000	115,000		119,025
	$355,000	$351,519		$353,750	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount as of December 31, 2015 for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2015 were 4.41% and 5.8 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Other Extinguishment Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,634.6	$198.5	$—	$—	$3,833.1
TICC CLO 2012-1 LLC Class B-1 Notes	766.9	53.9	—	—	820.8
TICC CLO 2012-1 LLC Class C-1 Notes	1,172.6	90.0	—	—	1,262.6
TICC CLO 2012-1 LLC Class D-1 Notes	1,283.0	100.8	—	—	1,383.8
TICC CLO 2012-1 amortization of deferred debt(1)	—	—	344.0	—	344.0
2017 Convertible Notes	8,625.0	—	619.0	—	9,244.0
TICC Funding LLC	2,536.9	—	937.5	573.4	4,047.8
Total	$18,019.0	$443.2	$1,900.5	$573.4	$20,936.1

	Year Ended December 31, 2014
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,089.0	$1,208.8	$2,290.0	$5,587.8
TICC CLO 2012-1 LLC Class A-1 Notes	3,538.9	198.1	—	3,737.0
TICC CLO 2012-1 LLC Class B-1 Notes	757.0	53.7	—	810.7
TICC CLO 2012-1 LLC Class C-1 Notes	1,162.0	89.2	—	1,251.2
TICC CLO 2012-1 LLC Class D-1 Notes	1,273.9	99.7	—	1,373.6
TICC CLO 2012-1 amortization of deferred debt	—	—	343.8	343.8
2017 Convertible Notes	8,625.0	—	619.0	9,244.0
TICC Funding LLC	476.8	—	83.0	559.8
Total	$17,922.6	$1,649.5	$3,335.8	$22,907.9

	Year Ended December 31, 2013
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,592.2	$158.6	$302.5	$3,053.3
TICC CLO 2012-1 LLC Class A-1 Notes	3,164.0	193.8	—	3,357.8
TICC CLO 2012-1 LLC Class B-1 Notes	665.3	52.9	—	718.2
TICC CLO 2012-1 LLC Class C-1 Notes	1,016.3	90.1	—	1,106.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,111.4	100.4	—	1,211.8
TICC CLO 2012-1 amortization of deferred debt	—	—	315.2	315.2
2017 Convertible Notes	8,577.1	—	620.9	9,198.0
Total	$17,126.3	$595.8	$1,238.6	$18,960.7
(1)	Amortization of deferred debt issuance costs for this instrument includes rounding adjustments

The aggregate accrued interest which remained payable at December 31, 2015 and 2014, was approximately $2.1 million and $2.6 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120.0 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120.0 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2015 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176.0 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80.0 million as of December 31, 2015.

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

As of December 31, 2015, there were 40 investments in portfolio companies with a total fair value of approximately $289.9 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at December 31, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2015, we had a deferred debt issuance balance of approximately $2.6 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2015, 2014 and 2013, respectively:

TICC CLO 2012-1 LLC	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stated interest expense	$6,857,190	$6,731,838	$5,957,008
Amortization of deferred issuance costs	343,822	343,822	315,259
Note discount expense	443,244	440,659	437,171
Total interest expense	$7,644,256	$7,516,319	$6,709,438
Effective annualized average interest rate	3.19%	3.13%	3.29%
Cash paid for interest	$6,837,147	$6,733,010	$6,693,325

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through May 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%. Effective May 26, 2015 and through August 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.282%. Effective August 26, 2015 and through November 24, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.329%. Effective November 25, 2015 and through December 31, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.393%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2015 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2015
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.14320%	175	$3,616,093	$3,634,620	$198,465
Class B-1 Notes	3.89320%	350	765,781	766,915	53,935
Class C-1 Notes	5.14320%	475	1,172,141	1,172,646	90,000
Class D-1 Notes	6.14320%	575	1,283,132	1,283,009	100,844
Total			$6,837,147	$6,857,190	$443,244

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2015 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$176,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa1”	“A1”	“Baa1”	N/A
Standard & Poor’s Rating	“AAA”	“AA”	“A”	“BBB”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at December 31, 2015 was approximately $1.4 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2015, we had a deferred debt issuance balance of approximately $1.1 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the years ended December 31, 2015, 2014 and 2013, respectively:

Convertible Notes	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stated interest expense	$8,625,000	$8,625,000	$8,577,083
Amortization of deferred issuance costs	619,024	619,025	620,882
Total interest expense	$9,244,024	$9,244,025	$9,197,965
Effective annualized average interest rate	8.04%	8.04%	8.00%
Cash paid for interest	$8,625,000	$8,625,000	$9,463,542

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

As of December 31, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

Credit Facility

TICC Funding, a special purpose vehicle and wholly owned subsidiary of ours, had entered into a revolving credit facility (“the Facility”) with Citibank, N.A. on October 27, 2014. Subject to certain exceptions, pricing under the Facility was based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000.

During the fourth quarter of 2015, we liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. In connection with the extinguishment of the Credit Facility, we incurred debt extinguishment costs of $1,046,910 which consisted of $473,511 in accelerated deferred issuance costs and $573,399 in extinguishment fees and are reflected in the interest expense table below.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the years ended December 31, 2015 and 2014, respectively:

Credit Facility	Year Ended December 31, 2015	Year Ended December 31, 2014
Stated interest expense	$2,536,946	$476,740
Amortization of deferred issuance costs	937,433	83,046
Other extinguishment costs	573,399	—
Total interest expense	$4,047,778	$559,786
Effective annualized average interest rate	2.71%	2.04%
Cash paid for interest	$3,587,084	$—

Each of TICC CLO 2012-1 and TICC Funding, are consolidated subsidiaries of ours. We consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for our investment activities, and we had substantial equity at risk. The creditors of TICC CLO 2012-1 and TICC Funding have received security interests in the assets owned by TICC CLO 2012-1 and TICC Funding, respectively, and such assets are not intended to be available to our creditors (or any other affiliate of ours).

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2015 we believe that we did not have distributions in excess of our taxable earnings, whereas in 2014 we did have distributions in excess of our taxable earnings. For tax purposes, distributions for 2015 were funded from net investment income and capital gains. A written statement identifying the nature of these distributions for tax reporting purposes was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since the beginning of the 2013 fiscal year:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 18, 2016	March 17, 2016	March 31, 2016	$0.29
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			1.14	(2)
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			1.16	(1)
Fiscal 2013
October 29, 2013	December 17, 2013	December 31, 2013	0.29
July 30, 2013	September 16, 2013	September 30, 2013	0.29
April 30, 2013	June 14, 2013	June 28, 2013	0.29
February 28, 2013	March 22, 2013	March 29, 2013	0.29
Total (2013)			1.16	(2)
Total Distributions:			$3.75

(1)	Includes a return of capital of approximately $0.16 per share for tax purposes.
(2)	Distributions were funded from undistributed taxable earnings and profits.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, a member of our Board of Directors, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary of Oxford Bridge Management.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Mr. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC in view of the potential conflicts of interest raised by the relationships described above.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified investment valuation and investment income as critical accounting policies.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of December 31, 2015.

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

Syndicated Loans

In accordance with ASC 820-10, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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

Our assets measured at fair value on a recurring basis at December 31, 2015, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$21.7	$444.5	$466.2
Senior Unsecured Notes	0.0	0.0	0.0	0.0
Subordinated Debt	0.0	0.0	0.6	0.6
CLO Debt	0.0	0.0	2.1	2.1
CLO Equity	0.0	0.0	179.0	179.0
Equity	0.0	0.0	8.8	8.8
Total	$0.0	$21.7	$635.0	$656.7

Our assets measured at fair value on a recurring basis at December 31, 2014, were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of December 31, 2015 and 2014, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provides information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments
syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/	NBIB(1)	59.4% – 98.4%/79.5%
		Enterprise value	EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/	EBITDA(2)	$1.6 – $187.6/ncm(4)
		Discounted cash flow(5)	Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$563.1	Market quotes	NBIB(1)	70.0% – 100.3%/98.2%
	39.6	Yield analysis	NBIB(1)	96.2% – 99.4%/97.7%
			Discount Margin	4.10% – 7.90%/ncm(4)
	19.0	Recent transactions	Actual trade/payoffs(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/	NBIB(1)	52.2% – 100.0%/68.1%
		Enterprise value	EBITDA multiples(2)	4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)	EBITDA(2)	$2.5/ncm(4)
			Market multiples(2)	5.0x – 6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	11.3	Market quotes	NBIB(1)	82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes	NBIB(1)	20.5% – 97.1%/77.2%
	10.8	Recent transactions	Actual trade(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow(5)	Discount rates(3)(5)	10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/	EBITDA(2)	$2.5 – $170.8/ncm(4)
		Discounted cash flow(5)	Market multiples(2)	4.3x – 9.3x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes(1)(2)	$174,469	$174,680	$—	$—	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes(1)(2)	19,578	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes(1)(2)	22,284	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes(1)(2)	20,188	20,737	—	—	20,737
2017 Convertible Notes(2)	115,000	115,863			115,863
Total	$351,519	$353,750	$—	$—	$353,750

(1)	Carrying value is net of discount.
(2)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$0.0	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	0.0	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	0.0	0.0	0.2	0.0	0.0	3.9
Purchases	158.9	0.0	0.5	0.0	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	0.0	0.0	0.0	0.0	(41.6)	0.0	(41.6)
Payment in Kind income	0.2	0.2	0.2	0.0	0.0	0.0	0.6
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2015	$444.5	$0.0	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$0.0	$0.0	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

A reconciliation of the fair value of investments for the year ended December 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$15.1	$914.7
Realized (losses) gains included in earnings	(5.3)	0.0	2.2	(15.4)	(1.0)	(19.5)
Unrealized (depreciation) appreciation included in earnings(1)	(13.5)	0.0	(2.7)	(26.7)	(6.1)	(49.0)
Accretion of discount	2.3	0.1	0.3	0.0	0.0	2.7
Purchases	382.4	0.0	0.0	147.4	2.0	531.8
Repayments and Sales(1)	(332.0)	(0.1)	(17.4)	(82.6)	(0.3)	(432.4)
Payment in Kind income(1)	0.6	0.6	0.0	0.0	0.0	1.2
Transfers in and/or (out) of level 3(2)	(4.6)	0.0	0.0	0.0	0.0	(4.6)
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(16.3)	$(0.1)	$(0.7)	$(35.4)	$(6.5)	$(59.0)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	For the period ended December 31, 2014, TICC determined that a previously established level-three security should be categorized as level-two due to the level of market activity at the end of the reporting period.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2015 and 2014:

	2015		2014
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	($ in millions)		($ in millions)
Senior Secured Notes	$466.2	71.0%	$697.0	70.8%
Senior Unsecured Notes	0.0	0.0%	6.4	0.7%
Subordinated Debt	0.6	0.1%	0.0	0.0%
CLO Debt	2.1	0.3%	11.3	1.1%
CLO Equity	179.0	27.3%	259.8	26.4%
Equity	8.8	1.3%	9.7	1.0%
Total	$656.7	100.0%	$984.2	100.0%

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2015, the Company’s investment in RBS Holding Company’s second lien senior secured notes was on non-accrual status; as of December 31, 2014, the Company’s investment in Unitek Global Services, Inc.’s senior secured notes was on non-accrual status.

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

Other Income

Other income includes distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a take-out of the warehouse by a permanent CLO structure; such fees are earned and recognized when the take-out is completed.

RECENT DEVELOPMENTS

From January 4, 2016 through March 9, 2016, an additional 4,917,026 shares of our common stock settled through our share repurchase program for an aggregate cost of approximately $25.6 million at a weighted average price per share of common stock of approximately $5.20.

On February 18, 2016, our Board of Directors declared a cash dividend of $0.29 per share payable on March 31, 2016 to holders of record on March 17, 2016.

Related to those litigation matters described in “Item 3. Legal Proceedings,” on February 1, 2016, the plaintiffs voluntarily dismissed the Class Action Litigation without prejudice; on February 2, 2016, NexPoint voluntarily dismissed the Connecticut Litigation without prejudice; and on February 3, 2016, NexPoint voluntarily dismissed the Maryland Litigation without prejudice.

On March 9, 2016, TICC Management, in consultation with the Special Committee of the Board of Directors, has agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee.

Under the terms of the fee waiver, which will take effect on April 1, 2016:

•	The base management fee will be reduced from 2.00% to 1.50%;
•	TICC Management has agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee will be revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee will incorporate a “catch-up” provision which will provide that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee will change from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

After these changes take effect, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

The Board also determined to have an independent Chairman of the Board and announced that Steve Novak has been named Chairman of the Board, effective March 1, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, one debt investments in our portfolio was at a fixed rate, and the remaining fifty-four debt investments were at variable rates, representing approximately $0.6 million and $513.1 million in principal debt, respectively. At December 31, 2015, approximately $490.4 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2015. We have also assumed outstanding variable rate borrowings of approximately $240 million. Under this analysis, net investment income would increase by approximately $0.2 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $10.7 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total estimated distributable net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of December 31, 2015. Under this analysis, the effect on estimated distributable net investment income would be a decrease of approximately $12.5 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on estimated distributable net investment income would be a decrease of approximately $1.3 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TICC Capital Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows, present fairly, in all material respects, the financial position of TICC Capital Corp. and its subsidiaries (“the Company”) at December 31, 2015 and December 31, 2014, and the results of their operations, the changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting on page 99 of the 2015 Annual Report on the Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2014 by correspondence with the custodians, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 10, 2016

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014
ASSETS
Non-affiliated/non-control investments (cost: $767,295,604 @ 12/31/15; $999,433,538 @12/31/14)	$638,890,282	$967,612,035
Affiliated investments (cost: $7,392,352 @ 12/31/15; $4,268,722 @ 12/31/14)	6,825,269	1,585,303
Control investments (cost: $16,750,000 @ 12/31/15; $16,800,000 @ 12/31/14)	11,000,000	14,960,000
Total investments at fair value (cost: $791,437,956 @ 12/31/15; $1,020,502,260 @ 12/31/14)	656,715,551	984,157,338
Cash and cash equivalents	23,181,677	20,505,323
Restricted cash	17,965,232	20,576,250
Deferred debt issuance costs	3,769,875	5,669,747
Interest and distributions receivable	12,268,997	11,442,289
Securities sold not settled	7,845,706	—
Other assets	321,044	290,245
Total assets	$722,068,082	$1,042,641,192
LIABILITIES
Accrued interest payable	$2,139,866	$2,596,564
Investment advisory fee and net investment income incentive fee payable to affiliate	4,195,901	6,183,486
Securities purchased not settled	—	11,343,179
Credit facility	—	150,000,000
Accrued expenses	3,278,587	629,127
Notes payable – TICC CLO 2012-1 LLC, net of discount	236,519,017	236,075,775
Convertible senior notes payable	115,000,000	115,000,000
Total liabilities	361,133,371	521,828,131
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 56,396,435 and 60,303,769 shares issued and outstanding, respectively	563,965	603,038
Capital in excess of par value	594,047,019	623,018,818
Net unrealized depreciation on investments	(134,722,405)	(36,344,922)
Accumulated net realized losses on investments	(68,772,889)	(63,212,472)
Distributions in excess of net investment income	(30,180,979)	(3,251,401)
Total net assets	360,934,711	520,813,061
Total liabilities and net assets	$722,068,082	$1,042,641,192
Net asset value per common share	$6.40	$8.64

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019(4)(5)(6)(10)(15)		$6,483,333	$6,463,742	$6,434,708
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(16)		13,750,000	13,750,000	11,000,000
Albertson’s LLC	grocery
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 25, 2021(4)(5)(6)(10)(17)		6,947,500	6,949,641	6,880,665
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		15,779,189	15,627,336	15,384,709
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 01, 2019(4)(5)(6)(10)(17)		2,477,301	2,475,061	2,440,141
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(17)		8,865,109	8,810,547	8,274,072
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(17)		14,000,000	14,002,839	13,142,500
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(15)		18,491,422	18,233,747	17,659,308
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(15)		4,726,389	4,739,468	3,878,995
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,877,387	10,848,984	10,306,324
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		12,757,545	12,740,092	12,534,288
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,974,729	2,910,000
CRCI Holdings, Inc. (aka “CLEAResult)	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(17)		9,797,500	9,771,934	9,632,608
incremental first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(17)		6,467,379	6,452,104	6,409,431
Crowne Group, LLC	auto parts manufacturer
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 30, 2020(4)(6)(10)(15)		5,668,844	5,668,844	5,512,951
CT Technologies Intermediate Holdings, Inc. (aka “Healthport”)	healthcare
first lien senior secured notes, LIBOR + 4.25%, (1.00% floor) due December 01, 2021(4)(5)(6)(10)(17)		1,393,000	1,386,427	1,337,280
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		6,050,940	6,005,567	4,417,186

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 12, 2018(4)(5)(6)(10)(17)		$3,035,078	$3,042,192	$2,928,850
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(10)(17)		13,982,241	13,808,670	13,702,596
First Data Corporation	financial intermediaries
first lien senior secured notes, (LIBOR + 4.00%) due March 24, 2021(4)(5)(10)(17)		9,050,721	9,041,018	9,005,467
Global Healthcare Exchange	healthcare
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 13, 2022(4)(5)(6)(10)(15)		8,977,500	8,934,012	8,893,381
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(10)(15)		12,162,723	12,138,381	11,919,469
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		6,014,684	5,991,126	4,270,426
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,883,729	8,840,000
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25 (1.00% floor) due October 18, 2021(4)(5)(10)(15)		9,000,000	8,824,395	8,808,750
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		5,494,081	5,404,055	4,944,673
Immucor, Inc.	healthcare
senior secured term B notes, LIBOR + 3.75% (1.25% floor) due August 19, 2018(4)(5)(6)(15)		4,310,601	4,230,860	4,098,649
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)		5,233,254	5,210,214	5,043,549
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(10)(14)(15)		10,806,404	10,869,353	10,455,196
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(10)(15)		18,000,000	17,691,412	17,212,500
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,856,471	23,579,384	23,021,495
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,357,533	9,299,828	8,796,081
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(10)(15)		5,700,000	5,644,609	5,529,000
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,562,400	15,479,228	14,473,032

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due September 29,2020(4)(5)(6)(10)(18)		$9,069,107	$9,029,368	$8,970,889
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 3.25% (1.00% floor) due March 11, 2022(4)(5)(6)(10)(15)(17)(18)		1,990,000	1,980,652	1,934,778
RBS Holding Company	printing and publishing
second lien senior secured notes, PRIME + 7.00% + 2.00% default due March 23, 2016(4)(5)(6)(9)		22,759,516	15,506,624	13,519,153
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,977,500	8,934,353	8,932,613
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,884,764	5,845,133	4,192,894
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,375,766	3,443,200
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due February 08, 2019(4)(5)(6)(10)(18)		9,479,173	9,505,524	9,325,136
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(6)(10)(17)		18,691,246	18,389,414	17,476,315
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		17,437,500	17,000,085	15,345,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,489,146	12,900,000
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		8,952,778	8,873,826	8,505,139
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(17)		8,000,000	7,933,840	7,830,480
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(10)(15)		9,800,000	9,735,799	9,555,000
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		12,348,816	12,241,759	11,360,911
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)		8,640,000	8,491,394	8,510,400
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,607,788	2,525,282

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		$9,900,000	$9,814,855	$9,405,000
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(10)(17)		3,102,045	3,085,519	2,977,963
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2017(4)(5)(10)(17)		10,000,000	9,973,548	9,400,000
Total Senior Secured Notes			$498,787,921	$466,208,433	129.2%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		578,239	572,564	568,987
Total Subrodinated Debt			$572,564	$568,987	0.1%
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,769,399	$2,144,700
Total Collateralized Loan Obligation – Debt Investments			$2,769,399	$2,144,700	0.6%
Collateralized Loan Obligation – Equity Investments
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.76% due October 30, 2023(11)(12)(19)(20)		$6,000,000	$3,382,510	$2,880,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.00% due May 10, 2025(11)(12)(19)(20)		12,921,429	8,441,952	6,460,715
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 4.12% due January 17, 2024(11)(12)(19)(20)		15,500,000	11,100,412	6,975,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 8.13% due April 15, 2025(11)(12)(19)(20)		10,500,000	7,420,864	4,229,521
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 11.74% due April 17, 2026(11)(12)(19)(20)		12,750,000	10,064,412	5,284,986
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.05% due July 15, 2024(11)(12)(19)(20)		23,450,000	21,936,518	15,380,095
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.17% due April 18, 2025(11)(12)(19)(20)		10,125,000	7,457,971	5,932,128
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.74% due October 15, 2026(11)(12)(19)(20)		25,784,000	18,920,874	14,914,501
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -2.02% due December 20, 2023(11)(12)(19)(20)		22,000,000	15,993,841	5,500,000

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments (continued)
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 8.67% due January 27, 2025(11)(12)(19)(20)		$10,000,000	$8,131,251	$4,900,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 7.52% due March 09, 2025(11)(12)(19)(20)		18,750,000	14,411,358	10,125,000
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.52% due August 14, 2024(11)(12)(19)(20)		12,750,000	7,979,886	5,610,000
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 17.16% due December 20, 2024(11)(12)(19)(20)		7,500,000	5,655,891	3,450,000
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 17.24% due April 28, 2025(11)(12)(19)(20)		8,000,000	6,321,725	3,680,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 18.14% due October 18, 2026(11)(12)(19)(20)		5,000,000	4,005,297	2,350,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.97% due October 20, 2025(11)(12)(19)(20)		14,000,000	12,252,688	10,181,692
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 14.26% due January 17, 2027(11)(12)(19)(20)		8,000,000	6,036,015	2,400,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 7.36% due October 15, 2023(11)(12)(19)(20)		14,217,000	11,272,486	4,816,787
MidOcean Credit CLO IV	structured finance
CLO income notes, estimated yield 16.99% due April 15, 2027(11)(12)(19)(20)		9,500,000	7,815,322	6,840,000
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 10.52% due April 18, 2025(11)(12)(19)(20)		15,000,000	11,988,764	4,530,618
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	504,255
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 12.49% due June 02, 2025(11)(12)(19)(20)		20,000,000	13,911,244	8,000,000
Och Ziff CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.80% due April 30, 2027(11)(12)(19)(20)		13,850,000	12,246,358	9,972,000
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.16% due April 15, 2025(11)(12)(19)(20)		9,407,500	7,761,749	3,573,606
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.28% due January 13, 2025(11)(12)(19)(20)		21,500,000	17,651,157	8,269,561

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments (continued)
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.15% due January 17, 2024(11)(12)(19)(20)		$10,416,666	$8,175,245	$5,416,666
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.90% due July 17, 2024(11)(12)(19)(20)		9,000,000	6,379,775	4,600,445
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.49% due April 17, 2015(11)(12)(19)(20)		10,500,000	8,167,168	4,867,807
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.63% due January 15, 2024(11)(12)(19)(20)		7,500,000	5,500,942	4,277,998
CLO equity side letter related investments(11)(12)(13)	structured finance
			—	3,037,228
Total Collateralized Loan Obligation – Equity Investments			$280,383,675	$178,960,609	49.6%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		$100	$3,000,000	$—
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	1,712,397	5,101,822
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	—
Total Common Stock			$5,247,397	$5,101,822	1.4%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		$5,706,866	$3,677,000	$3,731,000
Total Preferred Equity			$3,677,000	$3,731,000	1.0%
Total Investments(8)			$791,437,956	$656,715,551	181.9%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we are deemed to “control” and Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,629,179 of principal amount of debt investments which contain a PIK provision at December 31, 2015.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $7,519,993; aggregate gross unrealized depreciation for federal income tax purposes is $180,924,345. Net unrealized depreciation is $173,404,352 based upon a tax cost basis of $830,119,903.
(9)	This investment is on non-accrual.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due March 08, 2018(4)(5)(6)(10)(14)(18)		$17,083,900	$17,084,727	$16,955,771
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(9)(10)(16)		17,915,000	17,784,542	17,803,031
Nextag, Inc.	retail
senior secured notes, Cash 0.00%/9.25% PIK, due June 04, 2019(3)(10)		2,264,719	2,264,720	1,585,303
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 29, 2020(4)(5)(6)(9)(10)(16)		12,718,125	12,610,453	12,654,534
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due September 29,2020(4)(5)(6)(9)(10)(19)		15,403,125	15,367,784	15,383,871
Petco Animal Supplies, Inc.	retail
first lien senior secured notes, LIBOR + 3.00% (1.00% floor) due November 24, 2017(4)(5)(6)(9)(16)		5,984,416	5,941,589	5,907,097
Presidio IS Corp.	business services
senior secured notes, LIBOR + 4.00% (1.00% floor) due March 31, 2017(4)(5)(6)(9)(10)(18)		8,331,082	8,315,126	8,305,091
ProQuest LLC	education
senior secured notes, LIBOR + 4.25% (1.00% floor) due October 24, 2021(4)(5)(9)(20)		6,000,000	6,037,262	5,940,000
RBS Holding Company	printing and publishing
second lien senior secured notes, LIBOR + 6.75% (1.50% floor) cash 1.25% PIK due March 23, 2017(3)(4)(5)(6)(16)		22,731,656	12,520,134	15,502,989
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.25% (1.00% floor) due January 31, 2020(4)(5)(6)(10)(16)		9,300,000	9,213,403	9,207,000
Safenet, Inc.	software
first lien senior secured notes PRIME + 3.5% due March 05, 2020(4)(5)(6)(9)(10)		9,925,000	9,837,828	9,925,000
SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	electronics
first lien senior secured notes, LIBOR + 5.75% (1.25% floor) due December 07, 2018(4)(5)(6)(9)(18)		3,388,942	3,363,761	3,388,942
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(9)(16)		5,944,956	5,898,190	5,858,754
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(16)		6,400,000	6,370,703	6,272,000
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due February 08, 2019(4)(5)(6)(9)(10)(18)		14,384,593	14,397,006	14,231,829
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(9)(10)(18)		20,000,000	19,640,149	19,768,800

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(9)(10)(14)(18)		$18,000,000	$17,471,194	$17,460,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(9)(10)(14)(18)		15,000,000	14,405,564	14,287,500
STG-Fairway Acquistions	business services
first lien senior secured notes, LIBOR + 5.00% (1.25% floor) due February 28, 2019(4)(5)(6)(9)(10)(16)		9,211,018	9,141,920	9,038,311
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(9)(10)(18)		19,075,000	18,909,604	18,939,949
Symphony Teleca Services Inc.	business services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due August 07, 2019(4)(5)(9)(10)(18)		16,000,000	15,847,256	15,840,000
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(18)		8,000,000	7,962,890	7,952,000
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(9)(10)(16)		9,900,000	9,816,492	9,603,000
Total Merchant Services, Inc.	financial intermediarie
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(9)(10)(16)		16,000,000	15,840,699	15,840,000
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 05, 2018(4)(5)(6)(9)(10)(16)		15,200,000	14,934,118	15,124,000
Unitek Global Services, Inc.	IT consulting
tranche B term loan, LIBOR + 13.50%, (1.50% floor) Cash 0.00%/PIK 15.00% due April 15, 2018)(3)(4)(5)(6)(10)(15)(18)		12,772,315	11,608,604	6,667,148
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(9)(10)(18)		10,000,000	9,900,312	9,779,200
US FT HoldCo. Inc. (A/K/A Fundtech)	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 30, 2017(4)(5)(6)(9)(16)		6,207,712	6,227,876	6,139,427
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(9)(10)(18)		5,248,096	5,202,145	5,195,615
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2016(4)(5)(9)(10)(18)		10,000,000	9,958,342	9,600,000
Wall Street Systems	financial intermediaries
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due April 30, 2021(4)(5)(6)(9)(18)		5,878,332	5,863,887	5,654,955
Total Senior Secured Notes			$705,342,148	$696,953,550	133.8%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Unsecured Notes
Merrill Communications, LLC	printing and publishing
senior unsecured PIK notes Cash 0.00%/10.00% PIK, due March 08, 2023(3)(5)(6)(14)		$6,351,153	$3,724,816	$6,351,153
Total Senior Unsecured Notes			$3,724,816	$6,351,153	1.2%
Collateralized Loan Obligation – Debt Investments
AMMC CLO XII, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.05% due May 10, 2025(4)(5)(11)(12)(16)		4,500,000	3,936,123	3,701,250
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.40% due April 18, 2025(4)(5)(11)(12)(16)		6,000,000	5,183,376	5,122,200
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(16)		3,000,000	2,744,951	2,521,200
Total Collateralized Loan Obligation – Debt Investments			$11,864,450	$11,344,650	2.2%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	4,050,000	3,800,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	9,949,500	9,303,429
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	12,620,875	10,850,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	18,295,625	15,479,495
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	11,156,250	10,784,314
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	24,704,625	22,760,050
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	7,955,000	7,848,089
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes(7)(11)(12)		—	22,689,920	21,916,400
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes(11)(12)		—	20,075,000	14,520,000
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes(11)(12)		—	9,750,000	8,300,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	15,631,250	14,062,500
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes(11)(12)		—	6,750,000	7,200,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes(11)(12)		—	4,412,500	4,412,500

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments (continued)
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes(11)(12)		$—	$13,272,000	$11,343,930
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes(11)(12)		—	6,400,000	6,400,000
Marea CLO, Ltd.	structured finance
CLO income notes(11)(12)		—	12,644,215	10,750,460
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes(11)(12)		—	13,473,000	11,729,070
CLO M notes(11)(12)(13)		—	—	570,082
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes(11)(12)		—	16,400,000	15,400,000
CS Advisors CLO I Ltd.	structured finance
CLO subordinated notes(7)(11)(12)		—	4,543,935	2,070,500
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	13,073,425	10,496,657
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	20,573,750	17,688,284
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	11,558,333	10,639,999
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes(11)(12)		—	9,450,000	7,671,510
Other CLO equity related investments	structured finance
CLO other(11)(12)(13)		—	—	3,816,649
Total Collateralized Loan Obligation – Equity Investments			$289,429,203	$259,813,918	49.9%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		100	$3,000,000	$1,160,000
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)		775,846	1,712,397	4,258,112
Merrill Communications, LLC	printing and publishing
common equity(7)(14)		728,442	3,425,244	4,275,955
Nextag, Inc.	retail
common equity(7)		11,226,123	2,004,002	—
Total Common Stock Investments			$10,141,643	$9,694,067	1.9%
Warrants
Unitek Global Services, Inc.	IT consulting
warrants to purchase common stock(7)(10)		309,080	—	—
Total Warrants			$—	$—	0.0%
Total Investments(8)			$1,020,502,260	$984,157,338	189.0%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2014

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we may be deemed to “control” and Nextag, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $44,119,843 of principal amount of debt investments which contain a PIK provision.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $14,859,779; aggregate gross unrealized depreciation for federal income tax purposes is $69,463,970. Net unrealized depreciation is $54,604,191 based upon a tax cost basis of $1,038,761,529.
(9)	All or a portion of this investment represents collateral under the revolving credit agreement.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets on a fair value basis.
(15)	Investment is on non-accrual status. During the period ended December 31, 2014, the investment defaulted on its principal and interest payments.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(19)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(20)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$48,556,075	$50,855,738	$52,133,176
Income from securitization vehicles and investments	34,901,766	59,516,739	47,241,423
Commitment, amendment fee income and other income	2,332,680	5,451,167	4,278,203
Total investment income from non-affiliated/non-control investments	85,790,521	115,823,644	103,652,802
From affiliated investments:
Interest income – debt investments	300,544	116,738	—
Total investment income from affiliated investments	300,544	116,738	—
From control investments:
Interest income – debt investments	1,371,874	1,384,358	1,439,341
Total investment income from control investments	1,371,874	1,384,358	1,439,341
Total investment income	87,462,939	117,324,740	105,092,143
EXPENSES
Compensation expense	1,158,622	1,860,683	1,647,971
Investment advisory fees	19,770,170	21,150,190	19,096,229
Professional fees	5,690,799	2,149,699	1,996,290
Interest expense	20,936,057	22,907,942	18,960,677
Insurance	68,679	68,638	68,638
Directors’ Fees	514,501	316,500	322,501
Transfer agent and custodian fees	332,796	284,212	229,124
General and administrative	1,340,326	1,398,064	1,589,758
Total expenses before incentive fees	49,811,950	50,135,928	43,911,188
Net investment income incentive fees	(929,933)	5,603,821	6,580,705
Capital gains incentive fees	—	(3,872,853)	(1,192,382)
Total incentive fees	(929,933)	1,730,968	5,388,323
Total expenses	48,882,017	51,866,896	49,299,511
Net investment income	38,580,922	65,457,844	55,792,632
Net change in unrealized depreciation/appreciation on investments
Non-Affiliate/non-control investments	(101,525,472)	(49,550,856)	(3,199,673)
Affiliated investments	7,057,989	1,227,261	—
Control investments	(3,910,000)	(990,000)	(43,821)
Total net change in unrealized depreciation/appreciation on investments	(98,377,483)	(49,313,595)	(3,243,494)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	$425,240	$(14,788,183)	$6,395,596
Affiliated investments	(6,762,328)	(4,704,466)	—
Total net realized (losses) gains on investments	(6,337,088)	(19,492,649)	6,395,596
Net (decrease) increase in net assets resulting from operations	$(66,133,649)	$(3,348,400)	$58,944,734
Net increase in net assets resulting from net investment income per common share:
Basic	$0.65	$1.11	$1.09
Diluted	$0.65	$1.06	$1.03
Net (decrease) increase in net assets resulting from operations per common share:
Basic	$(1.11)	$(0.06)	$1.15
Diluted	$(1.11)	$(0.06)	$1.09
Weighted average shares of common stock outstanding:
Basic	59,752,896	58,822,732	51,073,758
Diluted	69,786,048	68,855,884	61,106,910

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
(Decrease) increase in net assets from operations:
Net investment income	$38,580,922	$65,457,844	$55,792,632
Net realized (losses) gains on investments	(6,337,088)	(19,492,649)	6,395,596
Net change in unrealized depreciation/appreciation on investments	(98,377,483)	(49,313,595)	(3,243,494)
Net (decrease) increase in net assets resulting from operations	(66,133,649)	(3,348,400)	58,944,734
Distributions to shareholders
Distributions from net investment income	(67,646,991)	(60,189,322)	(61,353,645)
Tax return of capital ditributions	—	(9,697,552)	—
Total distributions to shareholders	(67,646,991)	(69,886,874)	(61,353,645)
Capital share transactions:
Issuance of common stock (net of offering costs of $0, $2,033,950 and $4,603,745, respectively)	—	66,411,050	115,879,644
Repurchase of common stock	(26,097,710)	(1,172,574)	—
Reinvestment of distributions	—	2,567,433	3,169,164
Net (decrease) increase in net assets from capital share transactions	(26,097,710)	67,805,909	119,048,808
Total (decrease) increase in net assets	(159,878,350)	(5,429,365)	116,639,897
Net assets at beginning of period	520,813,061	526,242,426	409,602,529
Net assets at end of period (including over distributed net investment income of $30,180,979, $7,586,816 and $3,157,786, respectively)	$360,934,711	$520,813,061	$526,242,426
Capital share activity:
Shares sold	—	6,750,000	11,692,173
Shares repurchased	(3,907,334)	(154,600)	—
Shares issued in connection with distribution reinvestment plan	—	307,624	337,286
Net (decrease) increase in capital share activity	(3,907,334)	6,903,024	12,029,459

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(66,133,649)	$(3,348,400)	$58,944,734
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(3,865,663)	(2,748,786)	(3,719,841)
Accretion of discount on notes payable and deferred debt issuance costs	2,343,523	3,907,108	1,834,428
Increase in investments due to PIK	(572,408)	(1,245,247)	(2,159,868)
Purchases of investments	(238,846,186)	(548,236,541)	(570,495,775)
Repayments of principal and reductions to investment cost value	216,782,637	307,774,653	203,949,356
Proceeds from the sale of investments	188,402,747	127,437,411	120,043,085
Net realized losses (gains) on investments	6,337,088	19,492,649	(6,395,596)
Reductions to CLO equity cost value	41,636,795	—	—
Net change in unrealized depreciation/appreciation on investments	98,377,483	49,313,595	3,243,494
Increase in interest and distributions receivable	(826,708)	(308,317)	(5,147,850)
(Increase) decrease in other assets	(30,799)	(202,123)	93,666
Decrease in accrued interest payable	(456,698)	(329)	(1,637,483)
(Decrease) increase in investment advisory fee payable	(1,987,585)	(960,994)	2,213,572
Decrease in accrued capital gains incentive fee	—	(3,872,853)	(2,744,957)
Increase (decrease) in accrued expenses	2,649,460	(8,769)	334,925
Net cash provided by (used in) operating activities	243,810,037	(53,006,943)	(201,644,110)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	2,611,018	11,851,998	(11,187,740)
Net cash provided by (used in) investing activities	2,611,018	11,851,998	(11,187,740)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of notes payable – TICC CLO 2012 – 1 LLC (net of discount of $0, $0 and $253,875, respectively)	$—	$—	$119,746,125
Proceeds from the credit facility	—	150,000,000	—
Deferred debt issuance costs	—	(1,020,069)	(1,069,313)
Proceeds from the issuance of common stock	—	68,445,000	120,483,390
Offering expenses from the issuance of common stock	—	(2,033,950)	(4,603,746)
Extinguishment of notes payable – TICC CLO LLC	—	(100,171,772)	—
Extinguishment of the credit facility	(150,000,000)	—	—
Distributions paid (net of stock issued under distribution reinvestment plan of $0, $2,567,433 and $3,169,164, respectively)	(67,646,991)	(67,319,441)	(58,184,481)
Repurchase of common stock	(26,097,710)	(1,172,574)	—
Net cash (used in) provided by financing activities	(243,744,701)	46,727,194	176,371,975
Net increase (decrease) in cash and cash equivalents	2,676,354	5,572,249	(36,459,875)
Cash and cash equivalents, beginning of period	20,505,323	14,933,074	51,392,949
Cash and cash equivalents, end of period	$23,181,677	$20,505,323	$14,933,074
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$—	$2,567,433	$3,169,164
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$7,845,706	$—	$—
Securities purchased not settled	$—	$11,343,179	$6,994,852
Cash paid for interest	$19,049,232	$17,922,935	$18,763,732

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 1. ORGANIZATION

TICC Capital Corp. (“TICC” or the “Company”) was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. TICC has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, TICC has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities.

TICC’s investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. BDC Partners, LLC (“BDC Partners”) is the managing member of TICC Management and serves as the administrator of TICC.

The Company’s consolidated operations include the activities of its wholly-owned subsidiaries, TICC Capital Corp. 2011-1 Holdings, LLC (“Holdings”), TICC CLO LLC (“2011 Securitization Issuer” or “TICC CLO”), TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”) for the periods in which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”), to replace the financing previously obtained through TICC CLO. TICC CLO effectively ceased operations on October 27, 2014, and the notes payable by TICC CLO were repaid with borrowings under the debt facility of TICC Funding. During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. See “Note 10. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

NOTE 2. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME

During the first quarter of 2015, the Company identified a non-material error in its accounting for income from Collateralized Loan Obligation (“CLO”) equity investments. The Company had recorded income from its CLO equity investments using the dividend recognition model as described in ASC 946-320; specifically, dividends were recognized on the applicable record date, subject to estimation and collectability, with a reduction to cost basis in those instances where the Company believed that a return of capital had occurred. The Company has determined that the appropriate method for recording investment income on CLO equity investments is the effective yield method as described in ASC 325-40, Beneficial Interests in Securitized Financial Assets. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate.

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

As a result of this misclassification of income, net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through 2014 and, as a result, total net assets as of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 2. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME  – (continued)

December 31, 2014 were understated by the same amount, approximately $0.04 per share. The Company also considered this indirect impact of the error in classification and concluded that the error was not material to the Company’s previously filed consolidated financial statements. The error was corrected by an out-of-period adjustment in the first quarter of 2015, reducing net investment income incentive fees by approximately $2.4 million and recognizing a corresponding “due from affiliate” of $2.4 million. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40 based upon an effective yield to maturity utilizing estimated cash flows.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Holdings, TICC CLO, TICC CLO 2012-1 and TICC Funding. All inter-company accounts and transaction have been eliminated in consolidation.

During quarter ended September 30, 2015, the Company recorded an out of period adjustment related to a miscalculation of discount accretion which increased interest income and increased investment cost, by approximately $1.4 million. For the year ended December 31, 2015, approximately $1.1 million of the $1.4 million adjustment related to prior years. The increase in the investment cost has a corresponding effect on the investment’s unrealized depreciation of the same amount. Management concluded the adjustment was not material to previously filed financial statements.

The Company follows the accounting and reporting guidance in FASB Accounting Standards Codification 946, Financial Services — Investment Companies.

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO, TICC CLO 2012-1 and TICC Funding would be considered investment companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision making power that drives their economic performance. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries in its financial statements, and follows the accounting and reporting guidance in ASC 946-810.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

As of December 31, 2015, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. As of December 31, 2014, restricted cash represents the cash held by the trustee of both the 2012 Securitization Issuer and TICC Funding. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and is not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of December 31, 2015.

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

Syndicated Loans

In accordance with ASC 820-10, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

indicative quote is available, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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
DECEMBER 31, 2015

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2015, the Company’s investment in RBS Holding Company’s second lien senior secured notes was on non-accrual status; as of December 31, 2014, the Company’s investment in Unitek Global Services, Inc.’s senior secured notes was on non-accrual status.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. Original issue discount and market discounts are capitalized and amortized into income using the interest method, as applicable.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon an effective yield to maturity utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

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

Other Income

Other income includes distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

OTHER ASSETS

Other assets consists of prepaid expenses associated primarily with insurance costs and deferred equity offering costs.

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

For tax purposes, the cost basis of the portfolio investments at December 31, 2015 and December 31, 2014, was approximately $830,119,903 and $1,038,761,529, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$21.7	$444.5	$466.2
Subordinated Debt	0.0	0.0	0.6	0.6
CLO Debt	0.0	0.0	2.1	2.1
CLO Equity	0.0	0.0	179.0	179.0
Equity	0.0	0.0	8.8	8.8
Total	$0.0	$21.7	$635.0	$656.7

The Company’s assets measured at fair value on a recurring basis at December 31, 2014 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$0.0	$39.3	$657.7	$697.0
Senior Unsecured Notes	0.0	0.0	6.4	6.4
CLO Debt	0.0	0.0	11.3	11.3
CLO Equity	0.0	0.0	259.8	259.8
Equity	0.0	0.0	9.7	9.7
Total	$0.0	$39.3	$944.9	$984.2

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4. FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2015 and 2014, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/	NBIB(1)	59.4% – 98.4%/79.5%
		Enterprise value	EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/	EBITDA(2)	$1.6 – $187.6/ncm(4)
		Discounted cash flow(5)	Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4. FAIR VALUE  – (continued)

(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
Assets	Fair Value as of December 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$563.1	Market quotes	NBIB(1)	70.0% – 100.3%/98.2%
	39.6	Yield analysis	NBIB(1)	96.2% – 99.4%/97.7%
			Discount Margin	4.10% – 7.90%/ncm(4)
	19.0	Recent transactions	Actual trade/payoffs(6)	98.1% – 100.0%/99.1%
	28.6	Market quotes/ Enterprise value	NBIB(1) EBITDA multiples(2)	52.2% – 100.0%/68.1% 4.25x – 6.75x/ncm(4)
bilateral	13.8	Enterprise value(7)	EBITDA(2)	$2.5/ncm(4)
			Market multiples(2)	5.0x – 6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	11.3	Market quotes	NBIB(1)	82.3% – 85.4%/84.0%
CLO equity	244.6	Market quotes	NBIB(1)	20.5% – 97.1%/77.2%
	10.8	Recent transactions	Actual trade(6)	80.0% – 88.3%/83.2%
	4.4	Discounted cash flow(5)	Discount rates(3)(5)	10.2% – 13.6%/ncm(4)
Common stock	9.7	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2) Market multiples(2)	$2.5 – $170.8/ncm(4) 4.3x – 9.3x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$944.9

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4. FAIR VALUE  – (continued)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes(1)(2)	174,469	174,680	—	—	174,680
TICC CLO 2012-1 LLC Class B-1 Notes(1)(2)	19,578	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes(1)(2)	22,284	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes(1)(2)	20,188	20,737	—	—	20,737
2017 Convertible Notes(2)	115,000	115,863			115,863
Total	$351,519	$353,750	$—	$—	$353,750

(1)	Carrying value is net of discount.
(2)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4. FAIR VALUE  – (continued)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
TICC Funding LLC revolving credit facility(1)	$150,000	$150,000	$—	$—	$150,000
TICC CLO 2012-1 LLC Class A-1 Notes(2)(3)	174,271	176,000	—	—	176,000
TICC CLO 2012-1 LLC Class B-1 Notes(2)(3)	19,524	20,000	—	—	20,000
TICC CLO 2012-1 LLC Class C-1 Notes(2)(3)	22,194	23,000	—	—	23,000
TICC CLO 2012-1 LLC Class D-1 Notes(2)(3)	20,087	21,011	—	—	21,011
2017 Convertible Notes(3)	115,000	119,025			119,025
Total	$501,076	$509,036	$—	$—	$509,036

(1)	TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation.
(2)	Carrying value is net of discount.
(3)	Fair value is based upon the bid price provided by the placement agent at the measurement date.

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$0.0	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	0.0	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	0.0	0.0	0.2	0.0	0.0	3.9
Purchases	158.9	0.0	0.5	0.0	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	0.0	0.0	0.0	0.0	(41.6)	0.0	(41.6)
Payment in Kind income	0.2	0.2	0.2	0.0	0.0	0.0	0.6
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2015	$444.5	$0.0	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$0.0	$0.0	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2014, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2013	$627.8	$5.8	$28.9	$237.1	$15.1	$914.7
Realized (losses) gains included in earnings	(5.3)	0.0	2.2	(15.4)	(1.0)	(19.5)
Unrealized (depreciation) appreciation included in earnings(1)	(13.5)	0.0	(2.7)	(26.7)	(6.1)	(49.0)
Accretion of discount	2.3	0.1	0.3	0.0	0.0	2.7
Purchases	382.4	0.0	0.0	147.4	2.0	531.8
Repayments and Sales(1)	(332.0)	(0.1)	(17.4)	(82.6)	(0.3)	(432.4)
Payment in Kind income(1)	0.6	0.6	0.0	0.0	0.0	1.2
Transfers in and/or (out) of level 3(2)	(4.6)	0.0	0.0	0.0	0.0	(4.6)
Balance at December 31, 2014	$657.7	$6.4	$11.3	$259.8	$9.7	$944.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(16.3)	$(0.1)	$(0.7)	$(35.4)	$(6.5)	$(59.0)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	For the period ended December 31, 2014, TICC determined that a previously established level-three security should be categorized as level-two due to the level of market activity at the end of the reporting period.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2015 and 2014:

	2015		2014
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$466.2	71.0%	$697.0	70.8%
Senior Unsecured Notes	0.0	0.0%	6.4	0.7%
Subordinated Debt	0.6	0.1%	0.0	0.0%
CLO Debt	2.1	0.3%	11.3	1.1%
CLO Equity	179.0	27.3%	259.8	26.4%
Equity	8.8	1.3%	9.7	1.0%
Total	$656.7	100.0%	$984.2	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2015 and December 31, 2014, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2015	December 31, 2014
Cash	$11,639,441	$20,505,323
Cash Equivalents	11,542,236	—
Total Cash and Cash Equivalents	$23,181,677	$20,505,323
Restricted Cash	$17,965,232	$20,576,250

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$38,580,922	$65,457,844	$55,792,632
Weighted average common shares outstanding – basic	59,752,896	58,822,732	51,073,758
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.65	$1.11	$1.09
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$38,580,922	$65,457,844	$55,792,632
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees(2)	—	7,428,284	7,401,376
Net investment income, as adjusted(1)(2)	$38,580,922	$72,886,128	$63,194,008
Weighted average common shares outstanding – basic	59,752,896	58,822,732	51,073,758
Adjustments for dilutive effect of convertible notes(2)	—	10,033,152	10,033,152
Weighted average common shares outstanding – diluted(2)	59,752,896	68,855,884	61,106,910
Net increase in net assets resulting from net investment income per common share – diluted(1)(2)	$0.65	$1.06	$1.03

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 6. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net (decrease) increase in net assets resulting from operations per common share – basic:
Net (decrease) increase in net assets resulting from operations	$(66,133,649)	$(3,348,400)	$58,944,734
Weighted average common shares outstanding – basic	59,752,896	58,822,732	51,073,758
Net (decrease) increase in net assets resulting from operations per common share – basic	$(1.11)	$(0.06)	$1.15
Net (decrease) increase in net assets resulting from operations per common share – diluted
Net (decrease) increase in net assets resulting from operations, before adjustments	$(66,133,649)	$(3,348,400)	$58,944,734
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees(2)	—	—	7,401,376
Net (decrease) increase in net assets resulting from operations, as adjusted(2)	$(66,133,649)	$(3,348,400)	$66,346,110
Weighted average common shares outstanding – basic	59,752,896	58,822,732	51,073,758
Adjustments for dilutive effect of convertible notes(2)	—	—	10,033,152
Weighted average common shares outstanding – diluted(2)	59,752,896	58,822,732	61,106,910
Net (decrease) increase in net assets resulting from operations per common share – diluted(2)	$(1.11)	$(0.06)	$1.09

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, or $0.04 per share, is reflected in the year ended December 31, 2015. Prior period amounts are not materially affected.
During quarter ended September 30, 2015, the Company recorded an out of period adjustment related to a miscalculation of discount accretion which increased interest income and increased investment cost, by approximately $1.4 million. For the year ended December 31, 2015, approximately $1.1 million, or $0.02 per share, of the adjustment related to prior years. The increase in the investment cost has a corresponding effect on the investment's unrealized depreciation of the same amount. Management concluded the adjustment was not material to previously filed financial statements.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2015 and 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of convertible notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the years ended December 31, 2015, 2014 and 2013:

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 6. EARNINGS PER SHARE  – (continued)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$7,412,846	$—	$—
Share adjustments for dilutive effect of convertible notes	10,033,152	—	—
Net (decrease) increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$7,412,846	$7,428,284	$—
Share adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	—

NOTE 7. RELATED PARTY TRANSACTIONS

Investment Advisory Fees

The Company has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. For the years ended December 31, 2015, 2014 and 2013, the Base Fee was calculated at an annual rate of 2.00%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets have decreased during the quarter.

The following table represents the Base Fee for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment advisory fees	$19,770,170	$21,150,190	$19,096,229

The investment advisory fee payable to TICC Management as of December 31, 2015 and 2014, was $4,195,901 and $5,385,943, respectively.

Net Investment Income Incentive Fee

The incentive fee has two parts. For the years ended December 31, 2015, 2014 and 2013, the first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, income from securitization vehicles and equity investments and any other income (including any other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. “Pre-Incentive Fee Net Investment Income,” expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2015, 2014 and 2013 calendar years was 6.65%, 6.75% and 5.72% respectively. The current hurdle rate for the 2016 calendar year, calculated as of December 31, 2015, is 6.76%.

During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Income.” As a result of this error, because the net investment income incentive fee in prior years was based upon net investment income as previously reported, the net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through the year ended 2014. Therefore, a reduction in expenses as well as “due from affiliate” of approximately $2.4 million was recorded for the quarter ended March 31, 2015, which represents the cumulative indirect effect of the error on the Company’s net investment income incentive fees. This reversal of expenses was partially offset by net investment income incentive fees incurred for the year ended December 31, 2015 of approximately $1.4 million. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

The following table represents the net investment income incentive fees for each of the years ended December 31, 2015, 2014 and 2013, respectively:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net investment income incentive fee	$(929,933)	$5,603,821	$6,580,705

The net investment income incentive fee payable to TICC Management as of December 31, 2015 and 2014, was approximately $0 and $797,543, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

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

The following table represents the hypothetical capital gains incentive fee for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Capital gains incentive fee	$—	$(3,872,853)	$(1,192,382)

There were no accrued capital gains incentive fees payable to TICC Management as of December 31, 2015 and December 31, 2014.

Administration Agreement

The Company has also entered into the Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the chief financial officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor.

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners manages the business and internal affairs of TICC Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, a member of the Company’s Board of Directors, does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

For the years ended December 31, 2015, 2014 and 2013, TICC incurred approximately $1.2 million, $1.9 million and $1.6 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administrative Agreement with BDC Partners. In addition, TICC incurred approximately $110,000, $78,000 and $77,000 for facility costs allocated under the Administrative Agreement for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, amounts payable under the Administration Agreement were $0 and $0 respectively.

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2015, 2014 and 2013, respectively:

	December 31, 2015	December 31, 2014	December 31, 2013
Interest income
Stated interest income	$45,728,704	$48,122,458	$47,243,122
Original issue discount income	3,865,679	2,748,786	3,719,841
Payment-in-kind income	572,408	1,245,247	2,159,868
Discount income derived from unscheduled remittances at par	61,702	240,343	449,686
Total interest income	$50,228,493	$52,356,834	$53,572,517
Income from securitization vehicles(1)	$34,901,766	$59,516,739	$47,241,423
Commitment, amendment and other fee income
Fee letters	$1,353,373	$1,263,200	$831,194
Success fees on CLO warehouses	—	1,031,360	—
Loan prepayment and bond call fees	360,000	2,464,176	1,644,431
All other fees	619,307	692,431	1,802,578
Total commitment, amendment and other fee income	$2,332,680	$5,451,167	$4,278,203
Total investment income	$87,462,939	$117,324,740	$105,092,143

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income.”

The 1940 Act requires that a BDC offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2015, 2014 and 2013, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2015, the Company had no commitments to purchase additional debt investments.

As of December 31, 2015, the Company was subject to certain legal actions which are discussed in “Note 18. Proposed Sale of the Company’s Investment Adviser.”

In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, the Company has adequate insurance in place to cover such litigation. See additional information related to these matters in “Note 18. Proposed Sale of Company’s Investment Adviser” and “Note 19. Subsequent Events”

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2015, the Company’s asset coverage for borrowed amounts was 201%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2015 and December 31, 2014. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2015				December 31, 2014
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 2023 Notes	$176,000	$174,469	(1)	$174,680	$176,000	$174,271	(1)	$176,000
TICC CLO 2012-1 LLC Class B-1 2023 Notes	20,000	19,578	(1)	19,700	20,000	19,524	(1)	20,000
TICC CLO 2012-1 LLC Class C-1 2023 Notes	23,000	22,284	(1)	22,770	23,000	22,194	(1)	23,000
TICC CLO 2012-1 LLC Class D-1 2023 Notes	21,000	20,188	(1)	20,737	21,000	20,087	(1)	21,011
Sub-total TICC CLO 2012-1, LLC Notes	240,000	236,519		237,887	240,000	236,076		240,011
TICC Funding LLC revolving credit facility(2)	—	—		—	150,000	150,000		150,000
2017 Convertible Notes	115,000	115,000		115,863	115,000	115,000		119,025
	$355,000	$351,519		$353,750	$505,000	$501,076		$509,036

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount as of December 31, 2015 for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively. As of December 31, 2014, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,729, $476, $806 and $913, respectively.
(2)	During the 4th quarter of 2015, the TICC Funding credit facility was repaid in full. TICC Funding LLC revolving credit facility fair value represents the par amount of the debt obligation as of December 31, 2014.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2015 were 4.41% and 5.8 years, respectively, and as of December 31, 2014 were 3.54% and 5.6 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

The table below summarizes the components of interest expense for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Other Extinguishment Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,634.6	$198.5	$—	$—	$3,833.1
TICC CLO 2012-1 LLC Class B-1 Notes	766.9	53.9	—	—	820.8
TICC CLO 2012-1 LLC Class C-1 Notes	1,172.6	90.0	—	—	1,262.6
TICC CLO 2012-1 LLC Class D-1 Notes	1,283.0	100.8	—	—	1,383.8
TICC CLO 2012-1 amortization of deferred debt(1)	—	—	344.0	—	344.0
2017 Convertible Notes	8,625.0	—	619.0	—	9,244.0
TICC Funding LLC(1)	2,536.9	—	937.5	573.4	4,047.8
Total	$18,019.0	$443.2	$1,900.5	$573.4	$20,936.1

	Year Ended December 31, 2014
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,089.0	$1,208.8	$2,290.0	$5,587.8
TICC CLO 2012-1 LLC Class A-1 Notes	3,538.9	198.1	—	3,737.0
TICC CLO 2012-1 LLC Class B-1 Notes	757.0	53.7	—	810.7
TICC CLO 2012-1 LLC Class C-1 Notes	1,162.0	89.2	—	1,251.2
TICC CLO 2012-1 LLC Class D-1 Notes	1,273.9	99.7	—	1,373.6
TICC CLO 2012-1 amortization of deferred debt	—	—	343.8	343.8
2017 Convertible Notes	8,625.0	—	619.0	9,244.0
TICC Funding LLC	476.8	—	83.0	559.8
Total	$17,922.6	$1,649.5	$3,335.8	$22,907.9

	Year Ended December 31, 2013
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO LLC Class A Notes	$2,592.2	$158.6	$302.5	$3,053.3
TICC CLO 2012-1 LLC Class A-1 Notes	3,164.0	193.8	—	3,357.8
TICC CLO 2012-1 LLC Class B-1 Notes	665.3	52.9	—	718.2
TICC CLO 2012-1 LLC Class C-1 Notes	1,016.3	90.1	—	1,106.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,111.4	100.4	—	1,211.8
TICC CLO 2012-1 amortization of deferred debt	—	—	315.2	315.2
2017 Convertible Notes	8,577.1	—	620.9	9,198.0
Total	$17,126.3	$595.8	$1,238.6	$18,960.7
(1)	Amortization of deferred debt issuance costs for this instrument includes rounding adjustments

The aggregate accrued interest which remained payable at December 31, 2015 and 2014, was approximately $2.1 million and $2.6 million, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

Debt Securitization

Notes Payable-TICC CLO LLC

On August 10, 2011, TICC completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which was in turn a direct subsidiary of TICC. The Class A Notes were secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.25 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. As of October 26, 2014, Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount was amortized over the term of the notes.

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

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the years ended December 31, 2015, 2014 and 2013, respectively:

TICC CLO LLC	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stated interest expense	$—	$2,089,028	$2,592,158
Amortization of deferred issuance costs	—	2,290,010	302,517
Note discount expense	—	1,208,774	158,599
Total interest expense	$—	$5,587,812	$3,053,274
Effective annualized average interest rate	—%	6.72%	3.02%
Cash paid for interest	$—	$2,564,925	$2,606,865

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120.0 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120.0 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of December 31, 2015 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240.0 million and were issued in four classes. The class A-1 notes have a current face amount of $176.0 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AA (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated A (sf)/A2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

are rated BBB (sf)/Baa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80.0 million as of December 31, 2015.

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

As of December 31, 2015, there were 40 investments in portfolio companies with a total fair value of approximately $289.9 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at December 31, 2015 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2015, TICC had a deferred debt issuance balance of approximately $2.6 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2015, 2014 and 2013, respectively:

TICC CLO 2012-1 LLC	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stated interest expense	$6,857,190	$6,731,838	$5,957,008
Amortization of deferred issuance costs	343,822	343,822	315,259
Note discount expense	443,244	440,659	437,171
Total interest expense	$7,644,256	$7,516,319	$6,709,438
Effective annualized average interest rate	3.19%	3.13%	3.29%
Cash paid for interest	$6,837,147	$6,733,010	$6,693,325

Effective January 1, 2015 and through February 24, 2015, the interest charged under the securitization was based on three-month LIBOR, which was 0.233%. Effective February 25, 2015 and through May 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.262%. Effective May 26, 2015 and through August 25, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.282%. Effective August 26, 2015 and through November 24, 2015, the interest charged under the securitization was based on three month

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

LIBOR, which was approximately 0.329%. Effective November 25, 2015 and through December 31, 2015, the interest charged under the securitization was based on three month LIBOR, which was approximately 0.393%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2015 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2015
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.14320%	175	$3,616,093	$3,634,620	$198,465
Class B-1 Notes	3.89320%	350	765,781	766,914	53,935
Class C-1 Notes	5.14320%	475	1,172,141	1,172,646	90,000
Class D-1 Notes	6.14320%	575	1,283,132	1,283,010	100,844
Total			$6,837,147	$6,857,190	$443,244

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2015 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$176,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa1”	“A1”	“Baa1”	N/A
Standard & Poor’s Rating	“AAA”	“AA”	“A”	“BBB”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at December 31, 2015 was approximately $1.4 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2015, the Company had a deferred debt issuance balance of approximately $1.1 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the years ended December 31, 2015, 2014 and 2013, respectively:

Convertible Notes	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stated interest expense	$8,625,000	$8,625,000	$8,577,083
Amortization of deferred issuance costs	619,024	619,025	620,882
Total interest expense	$9,244,024	$9,244,025	$9,197,965
Effective annualized average interest rate	8.04%	8.04%	8.00%
Cash paid for interest	$8,625,000	$8,625,000	$9,463,542

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

As of December 31, 2015, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10. BORROWINGS  – (continued)

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

Credit Facility

On October 27, 2014, TICC Funding, a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the London interbank offered rate (“LIBOR”) for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000.

During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. In connection with the extinguishment of the Facility, the Company incurred debt extinguishment costs of $1,046,910 which consisted of $473,511 in accelerated deferred issuance costs and $573,399 in extinguishment fees and are reflected in the interest expense table below.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the years ended December 31, 2015 and 2014, respectively:

Credit Facility	Year Ended December 31, 2015	Year Ended December 31, 2014
Stated interest expense	$2,536,946	$476,740
Amortization of deferred issuance costs	937,433	83,046
Other extinguishment costs	573,399	—
Total interest expense	$4,047,778	$559,786
Effective annualized average interest rate	2.71%	2.04%
Cash paid for interest	$3,587,085	$—

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 11. FINANCIAL HIGHLIGHTS

Financial highlights for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Per Share Data
Net asset value at beginning of period	$8.64	$9.85	$9.90	$9.30	$9.85
Net investment income(1)(3)	0.65	1.11	1.09	0.98	0.92
Net realized and unrealized capital (losses) gains(2)(3)	(1.84)	(1.14)	0.06	0.82	(0.47)
Net change in net asset value from operations	(1.19)	(0.03)	1.15	1.80	0.45
Distributions per share from net investment income	(1.14)	(1.00)	(1.16)	(1.12)	(0.99)
Distributions based on weighted average share impact	0.01	(0.03)	(0.04)	(0.04)	—
Tax return of capital distributions	—	(0.16)	—	—	—
Total distributions(4)	(1.13)	(1.19)	(1.20)	(1.16)	(0.99)
Effect of shares issued, net of offering expenses	—	—	—	(0.04)	(0.01)
Effect of shares repurchased, gross	0.08	0.01	—	—	—
Net asset value at end of period	$6.40	$8.64	$9.85	$9.90	$9.30
Per share market value at beginning of period	$7.53	$10.34	$10.12	$8.65	$11.21
Per share market value at end of period	$6.08	$7.53	$10.34	$10.12	$8.65
Total return(5)	(4.35)%	(17.22)%	14.68%	30.49%	(14.19)%
Shares outstanding at end of period	56,396,435	60,303,769	53,400,745	41,371,286	32,818,428
Ratios/Supplemental Data
Net assets at end of period (000’s)	360,935	520,813	526,242	409,603	305,102
Average net assets (000’s)	487,894	560,169	506,093	363,584	318,305
Ratio of expenses to average net assets	10.02%	9.26%	9.74%	9.35%	4.77%
Ratio of net investment income to average net assets	7.91%	11.69%	11.02%	10.23%	9.42%
Portfolio turnover rate	24.96%	45.91%	38.22%	55.42%	38.47%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 11. FINANCIAL HIGHLIGHTS  – (continued)

(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, or $0.04 per share, is reflected in the year ended December 31, 2015. Prior period amounts are not materially affected.
During quarter ended September 30, 2015, the Company recorded an out of period adjustment related to a miscalculation of discount accretion which increased interest income and increased investment cost, by approximately $1.4 million. For the year ended December 31, 2015, approximately $1.1 million, or $0.02 per share, of the adjustment related to prior years. The increase in the investment cost has a corresponding effect on the investment's unrealized depreciation of the same amount. Management concluded the adjustment was not material to previously filed financial statements.
(4)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders.
(5)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan, excluding any discounts.
(6)	The following table provides supplemental performance ratios measured for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Ratio of expenses to average net assets:
Expenses before incentive fees	10.21%	8.95%	8.68%	6.33%	3.72%
Net investment income incentive fees	(0.19)%	1.00%	1.30%	1.50%	0.70%
Capital gains incentive fees	0.00%	(0.69)%	(0.24)%	1.52%	0.35%
Ratio of expenses, excluding interest expense, to average net assets	5.73%	5.17%	6.00%	7.35%	4.38%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 12. DIVIDENDS

The following table represents the cash distributions, including dividends, dividends reinvested and returns of capital, if any, declared per share since January 1, 2014:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
February 18, 2016	March 17, 2016	March 31, 2016	$0.29
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 30, 2014	0.29
March 5, 2014	March 25, 2014	March 31, 2014	0.29
Total (2014)			$1.16

The tax character of distributions declared and paid in 2015 represented $67,646,991 from ordinary income. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2015, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $2,136,491, a decrease of accumulated net realized losses on investments of $776,671, and a decrease of capital in excess of par value of $2,913,162.

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

We have adopted an “opt out” dividend reinvestment plan for our common shareholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. During the years ended December 31, 2015 and 2014, the Company issued 0 and 307,624 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of regulated investment companies. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 12. DIVIDENDS  – (continued)

enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

The Company has available $66,817,256 of capital losses which can be used to offset future capital gains. Of these losses, $25,681,808 will expire in 2018, if not utilized, the amount not subject to expiration under The Act is $41,135,448, representing current year post RIC modernization long term capital loss carryforward. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2015, the Company has deferred such losses in the amount of $1,823,529 which is comprised of short term losses of $482,710 and long term losses of $1,340,819.

As of December 31, 2015, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$8,368,864
Distributable long-term capital gains (capital loss carry forward)	(66,817,256)
Unrealized depreciation on investments	(173,404,352)
Other timing differences	(1,823,529)

The amounts will be finalized before filing the federal income tax return.

As of December 31, 2014, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$—
Distributable long-term capital gains (capital loss carry forward)	(43,805,188)
Unrealized depreciation on investments	(54,604,191)
Other timing differences	(4,399,416)

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, the Board of Directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of the Company’s outstanding shares of common stock have been repurchased. During the year ending December 31, 2015, under that repurchase program, the Company repurchased 315,783 shares of outstanding common stock for approximately $2.4 million at the average weighted price of $7.56 per share, inclusive of commission, while complying with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the Investment Company Act of 1940.

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we may, but we are not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016 provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases will be conducted in accordance with the 1940 Act. Additionally, under the Board authorization of November 5, 2015, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million prior to March 4, 2016. In aggregate, under the November 5,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 13. SHARE REPURCHASE PROGRAM  – (continued)

2015 plan, the Company repurchased 3,591,551 shares of our common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

As of December 31, 2015, we had commitments to repurchase 184,518 shares of our common stock for approximately $1.1 million, inclusive of commission. Those commitments represent unsettled share repurchases as of December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	$46.4 million
February 1, 2015 – February 28, 2015	—	$—	—	$46.4 million
March 1, 2015 – March 31, 2015	—	$—	—	$46.4 million
April 1, 2015 – April 30, 2015	—	$—	—	$46.4 million
May 1,2015 – May 31, 2015	—	$—	—	$46.4 million
June 1, 2015 – June 30, 2015	—	$—	—	$46.4 million
July 1, 2015 – July 31, 2015	—	$—	—	$—
August 1, 2015 – August 31, 2015	—	$—	—	$—
September 1, 2015 – September 30, 2015	—	$—	—	$—
October 1, 2015 – October 31, 2015	—	$—	—	$—
November 1, 2105 – November 30, 2015	1,085,778	$6.66	1,085,778	$67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	$51.3 million

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2015
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$18,808,643	$23,134,388	$23,776,907	$21,743,001
Net Investment Income	4,510,261	10,874,618	10,892,126	12,303,917
Net (Decrease) Increase in Net Assets resulting from Operations	(67,255,331)	(29,734,738)	10,036,020	20,820,400
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic	$0.08	$0.18	$0.18	$0.21
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)(2)	$0.08	$0.18	$0.18	$0.20
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic(1)	$(1.14)	$(0.50)	$0.17	$0.35
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, diluted(1)(2)	$(1.14)	$(0.50)	$0.17	$0.32

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2015 due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)  – (continued)

(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for the interest on convertible senior notes, base management fees, deferred issuance costs and incentive fee as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible were excluded from the quarters ended December 31, 2015, September 30, 2015 and June 30, 2015.

	Year Ended December 31, 2014
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$28,557,431	$30,175,723	$29,934,738	$28,656,848
Net Investment Income	12,762,549	17,520,528	17,416,580	17,758,187
Net (Decrease) Increase in Net Assets resulting from Operations	(28,482,389)	(1,261,925)	13,135,784	13,260,130
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.21	$0.29	$0.29	$0.33
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.21	$0.28	$0.27	$0.30
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic(1)	$(0.47)	$(0.02)	$0.22	$0.24
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, diluted(1)	$(0.47)	$(0.02)	$0.21	$0.23

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2014 due to rounding.

	Year Ended December 31, 2013
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$30,488,163	$27,448,377	$25,424,144	$21,731,459
Net Investment Income	16,946,803	12,238,709	15,955,918	10,651,203
Net Increase in Net Assets resulting from Operations	13,056,915	23,588,777	1,456,996	20,842,046
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.32	$0.23	$0.30	$0.23
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.30	$0.22	$0.28	$0.22
Net Increase in Net Assets resulting from Operations, per common share, basic(1)	$0.24	$0.45	$0.03	$0.46
Net Increase in Net Assets resulting from Operations, per common share, diluted(1)	$0.24	$0.41	$0.05	$0.41

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2013 due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Subsequently, the FASB issued a one-year deferral for implementation, which results in new guidance being effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is not permitted. The adoption of the amended guidance in the standard is not expected to have a significant effect on the Company’s consolidated results of operations and financial condition.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the application of this pronouncement but does not expect the adoption of the new guidance will have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently assessing the impact of ASU 2015-03 and this guidance is not expected to have a material impact on our consolidated financial statements from adopting this standard, however, it will result in a reclassification on the Consolidated Statements of Assets and Liabilities.

NOTE 16. RISKS AND UNCERTAINTIES

The U.S. capital markets have recently experienced periods of extreme volatility and disruption. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may reoccur in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 16. RISKS AND UNCERTAINTIES  – (continued)

decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

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

As a BDC, the Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of its Board of Directors. Decreases in the market values or fair values of the Company’s investments are recorded as unrealized depreciation. Depending on market conditions, the Company could incur substantial losses in future periods, which could have a material adverse impact on its business, financial condition and results of operations.

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

NOTE 18. PROPOSED SALE OF COMPANY’S INVESTMENT ADVISER

Messrs. Jonathan H. Cohen, Saul B. Rosenthal and Charles M. Royce, or their respective affiliates (collectively, the “Sellers”) own and/or control all of the issued and outstanding limited liability company membership interests of TICC Management, LLC (the “Adviser”). On August 3, 2015, the Sellers entered into a purchase agreement with an affiliate of Benefit Street Partners L.L.C. (“BSP”), pursuant to which BSP would have acquired control of the Adviser (the “Transaction”). The Transaction would have resulted in a change in control of the Adviser, and as a result, an assignment and subsequent termination of the existing investment advisory agreement, dated July 1, 2011, between the Company and the Adviser in accordance with the 1940 Act.

On September 3, 2015, the Company filed a proxy statement (the “Proxy Statement”) in connection with a special meeting of the Company’s stockholders (the “Special Meeting”), at which the stockholders of the Company were asked to approve a new investment advisory agreement between the Company and TICC Management (the “New Advisory Agreement”) among other proposals. The Company’s Board of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 18. PROPOSED SALE OF COMPANY’S INVESTMENT ADVISER  – (continued)

Directors (the “Board”), including a majority of non-interested directors, approved the New Advisory Agreement and believed it to be in the best interests of the Company and its stockholders. If it had been approved by the required majority of the Company’s stockholders, the New Advisory Agreement would have become effective upon the closing of the Transaction, which was expected to occur as soon as practicable following the Special Meeting.

On August 11, 2015, NexPoint Advisers, L.P. (“NexPoint”) delivered to the Board an unsolicited proposal to act as the Company’s new investment adviser. On October 9, 2015, NexPoint filed Form DEFC 14A, a definitive solicitation of proxies in opposition of the New Advisory Agreement and the Company’s other proposals to be voted on at the Special Meeting, and proposed a slate of six director nominees for consideration at the Special Meeting.

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

After September 3, 2015 until December 21, 2015, the Company filed additional soliciting materials with the SEC in connection with the special meeting.

On October 8, 2015, NexPoint Advisors L.P. (“NexPoint”) brought suit in the United States District Court for the District of Connecticut (the “District Court”) against the Company, its Board of Directors and its President (styled as NexPoint Advisors, L.P. v. TICC Capital Corporation, et al, Civil Action No 15-cv-1465 (CSH) (the “Connecticut Litigation”)). NexPoint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by making false or misleading disclosures, breached certain legal duties, and breached the Company’s Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought (i) a temporary restraining order prohibiting the Company from canceling or rescheduling its October 27, 2015 special stockholder meeting (the “Special Meeting”) or altering the size or composition of the Board of Directors and (ii) a preliminary injunction requiring the Company to issue additional disclosures and recognize NexPoint’s six director nominees. Following the issuance of a temporary restraining order, on October 23, 2015, the District Court denied NexPoint’s preliminary injunction motion insofar as it sought to require the Company to recognize NexPoint’s director nominees, and granted it in part with respect to certain disclosure claims. On October 26, 2015, NexPoint filed a motion seeking reconsideration of the denial of a preliminary injunction requiring the Company to recognize NexPoint’s nominees. The relief sought by NexPoint in its motion for reconsideration was denied on November 25, 2015. On December 2, 2015, the Company filed a supplemental proxy statement containing court-ordered disclosures and on December 4, 2015, the Company announced that the Special Meeting was rescheduled to December 22, 2015. Thereafter, NexPoint filed a notice of appeal concerning the denial of the preliminary injunction, in part, by the District Court and sought interim relief from the United States Court of Appeals from the Second Circuit. The Court of Appeals denied NexPoint’s motion without a hearing.

On October 27, 2015, two stockholders of the Company filed a putative class action complaint in the District Court against the Company, its Board of Directors, and the Company’s President (styled as Barnes et al. v. TICC Capital Corp. et al., No. 15-cv-1564 (D. Ct.) (the “Class Action Litigation”). Plaintiffs’ complaint alleged that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and breached the fiduciary duty of candor under Maryland law. The complaint sought (i) an injunction requiring

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 18. PROPOSED SALE OF COMPANY’S INVESTMENT ADVISER  – (continued)

the defendants to hold the Special Meeting only after corrective information has been disseminated to the Company’s stockholders, and (ii) an injunction requiring the defendants to issue additional corrective proxy materials.

On December 21, 2015, during the pending appeal of the Connecticut Litigation, NexPoint brought a similar suit in the Circuit Court for Baltimore City (the “Maryland Court”) against the Company in a matter styled, NexPoint Advisors, L.P. v. TICC Capital Corporation, Case No 24-C-15-007004 (the “Maryland Litigation”). NexPoint’s complaint in the Maryland Litigation alleged that the Company breached its Bylaws by failing to recognize NexPoint’s director nominees. NexPoint sought a temporary restraining order and preliminary injunction requiring the Company to hold the December 22, 2015 Special Meeting (at such date or a later court-ordered date), count votes cast at the Special Meeting in favor of NexPoint’s nominees, and retract prior statements that votes cast for NexPoint’s nominees would not be counted. On December 21, 2016, the Maryland Court denied NexPoint’s motions.

At the Special Meeting of the Company’s stockholders held on December 22, 2015, the proposal to approve a new investment advisory agreement between the Company and TICC Management, LLC (the “Adviser”), to take effect upon a proposed change of control of the Adviser, did not receive the requisite approval from the Company’s stockholders. A majority of shares present at the meeting voted in favor of the investment advisory agreement. However, under the Investment Company Act of 1940, the agreement was required to be approved by either (i) a majority of the Company’s outstanding shares of common stock or (ii) 67% or more of the shares of Company’s common stock present at the meeting if 50% or more of the Company’s outstanding shares of common stock are present at the meeting. As a result, the change of control of the Adviser did not occur, and the Company has continued to be managed under the existing investment advisory agreement with the Adviser.

During the quarter ended December 31, 2015, the Company recognized approximately $2.6 million of incremental expenses primarily related to the engagement of legal and financial advisors to the Company’s Special Committee.

NOTE 19. SUBSEQUENT EVENTS

From January 1, 2016 through March 9, 2016, an additional 4,917,026 shares of TICC’s common stock settled through its share repurchase program, for an aggregate cost of approximately $25.6 million at a weighted average price per share of common stock of approximately $5.20.

On February 18, 2016, the Board of Directors declared a distribution of $0.29 per share for the first quarter, payable on March 31, 2016 to shareholders of record as of March 17, 2016.

Related to those litigation matters described in “Note 18. Proposed Sale of the Company’s Investment Advisor,” on February 1, 2016, the plaintiffs voluntarily dismissed the Class Action Litigation without prejudice; on February 2, 2016, NexPoint voluntarily dismissed the Connecticut Litigation without prejudice; and on February 3, 2016, NexPoint voluntarily dismissed the Maryland Litigation without prejudice.

On March 9, 2016, TICC Management, in consultation with the Special Committee of the Board of Directors, has agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee.

Under the terms of the fee waiver, which will take effect on April 1, 2016:

•	The base management fee will be reduced from 2.00% to 1.50%;
•	TICC Management has agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 19. SUBSEQUENT EVENTS  – (continued)

•	The calculation of the Company’s income incentive fee will be revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee will incorporate a “catch-up” provision which will provide that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee will change from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

After these changes take effect, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

The Board also determined to have an independent Chairman of the Board and announced that Steve Novak has been named Chairman of the Board, effective March 1, 2016.

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and noted no other events that necessitate adjustments to or disclosure in the financial statements.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 99 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 100 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K filed December 3, 2007).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed on April 21, 2015).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on
Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.14	TICC Management, LLC's Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).
11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).
14.1	Code of Ethics.*
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization:
TICC CLO LLC — Delaware
TICC CLO 2012-1 LLC — Delaware
TICC Funding, LLC — Delaware
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

c. Financial statement schedule

SCHEDULE 12-14

TICC CAPITAL CORP.

INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Income or Dividends Credited to Income(2)	Value as of December 31, 2014	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized (Loss) Gain	Value as of December 31, 2015
CONTROL INVESTMENT:
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	Senior Secured Notes	$1,371.9	$13,800.0	$—	$(50.0)	$(2,750.0)	$11,000.0
	Common Stock(1)	—	1,160.0	—	—	(1,160.0)	—
Total Control Investment		1,371.9	14,960.0	—	(50.0)	(3,910.0)	11,000.0
AFFILIATED INVESTMENT:
Nextag, Inc.	Senior Secured Notes	—	1,585.3	—	(2,264.7)	679.4	—
	Common Stock(1)	—	—	—	(2,004.0)	2,004.0	—
		—	1,585.3	—	(4,268.7)	2,683.4	—
Unitek Global Systems, Inc.(5)	Senior Secured Notes	—	6,667.1	—	(11,608.6)	4,941.5	—
	Warrants to purchase
	Common Stock(1)	—	—	—	—	—	—
		—	6,667.1	—	(11,608.6)	4,941.5	—
Unitek Global Systems, Inc.	Senior Secured Notes	219.9	—	2,607.8	—	(82.5)	2,525.3
	Subordinated Debt	80.6	—	572.6	—	(3.6)	569.0
	Common Stock(1)	—	—	535.0	—	(535.0)	—
	Preferred Stock(1)	—	—	3,677.0	—	54.0	3,731.0
		300.5	—	7,392.4	—	(567.1)	6,825.3
Total Affiliated Investment		300.5	8,252.4	7,392.4	(15,877.3)	7,057.8	6,825.3
TOTAL CONTROL AND AFFILAITED INVESTMENTS		$1,672.4	$23,212.4	$7,392.4	$(15,927.3)	$3,147.8	$17,825.3

(1)	Investment is non-income producing.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(3)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(4)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.
(5)	Represents previously held investment in Unitek Global Systems, Inc (“Unitek”). which was restructured post-bankruptcy on January 13, 2015. Our investment held in Unitek at December 31, 2014 was not deemed an affiliate and the restructuring on January 13, 2015 resulted in the status update. As part of the restructuring we received senior secured notes, subordinated debt, common stock, and preferred stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: March 10, 2016	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 10, 2016	/s/ Steven P. Novak Steven P. Novak Chairman of the Board of Directors
Date: March 10, 2016	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 10, 2016	/s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)
Date: March 10, 2016	/s/ G. Peter O’Brien G. Peter O’Brien Director
Date: March 10, 2016	/s/ Tonia L. Pankopf Tonia L. Pankopf Director
Date: March 10, 2016	/s/ Charles M. Royce Charles M. Royce Director