Form 10-K/A
period 2015-12-31
TICC Capital Corp.
filed 2016-04-29
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-50398

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2015, based on the closing price on that date of $6.72 on the NASDAQ Global Select Market, was $395,780,905. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 51,479,409 shares of the Registrant’s common stock outstanding as of April 28, 2016.

EXPLANATORY NOTE

TICC Capital Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2016. This Form 10-K/A is being filed to provide the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Because we do not expect to file our definitive proxy statement within 120 days after our fiscal year end, we are filing this Form 10-K/A to include the Part III information in our Form 10-K. The reference on the cover of our original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of our original Form 10-K is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the original Form 10-K is hereby amended. This 10-K/A does not amend or otherwise update any other information in the original Form 10-K. This Form 10-K/A should be read in conjunction with our original Form 10-K. This Form 10-K/A has not been updated to reflect events that occurred after the date of the original Form 10-K.

Updated certifications of our principal executive officer and principal financial officer are included as exhibits to this Form 10-K/A.

i

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer Information

The following table sets forth the names, ages and positions held by each of our directors and executive officers, followed by a brief biography of each individual, including the business experience of each individual during the past five years and the specific qualifications that led to the conclusion that each individual should serve as a director.

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	51	Chief Executive Officer	2003	2018
Charles M. Royce	76	Director	2003	2017
Independent Directors
Steven P. Novak	68	Chairman of the Board of Directors	2003	2017
G. Peter O’Brien	70	Director	2003	2018
Tonia L. Pankopf	48	Director	2003	2016
Executive Officers
Saul B. Rosenthal	47	President and Chief Operating Officer
Bruce L. Rubin	57	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	61	Chief Compliance Officer

Jonathan H. Cohen — Mr. Cohen has served as Chief Executive Officer of both TICC and TICC Management, and as the managing member of BDC Partners, LLC, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, LLC, since 2010. Mr. Cohen has also served since November 2015 as the Chief Executive Officer of Oxford Bridge Management, LLC, the investment advisor to Oxford Bridge, LLC, a private investment fund. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

Charles M. Royce — Mr. Royce currently serves as Chief Executive Officer and a member of the Board of Directors of Royce & Associates, LLC. Prior to 2015, Mr. Royce served as President of Royce & Associates, LLC from 1972. He also manages or co-manages ten of Royce & Associates, LLC’s open- and closed-end registered funds. Mr. Royce serves on the Board of Directors of The Royce Funds. Mr. Royce’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process qualify him to serve as a member of our Board of Directors.

Steven P. Novak — Mr. Novak currently serves as Chairman of the Board of Directors and Chief Executive Officer of Quisk, Inc., an early stage mobile payments company, and is the Founder and former Chairman of the Board of Directors of Mederi Therapeutics Inc., an early stage medical device company. Until July 2010, Mr. Novak also served on the Board of Directors of CyberSource Corporation, an Internet based payments processor company, where he served as the Lead Independent Director and Chairman of the Nominating Committee, having formerly chaired its Audit Committee. Mr. Novak previously served as President of Palladio Capital Management, LLC and as the Principal and Managing Member of the General Partner of Palladio Partners, LP, an equities hedge fund, from July 2002 until July 2009. Mr. Novak received a Bachelor of Science degree from Purdue University and an M.B.A. from Harvard University. A Chartered Financial Analyst, Mr. Novak’s financial expertise from his experience as a financial manager and varied roles on the boards of both publicly-traded and privately-held companies qualifies him to serve as the Chairman of our Board of Directors and provides our Board with particular technology-related knowledge and the perspective of a knowledgeable corporate leader.

G. Peter O’Brien — Mr. O’Brien is currently a member of the Board of Directors of Hill House, Inc., a congregate care facility for low income elderly residents, and a member of the Board of Directors of the Bridges School. Mr. O’Brien serves on the Board of Directors of the Legg Mason Family of Mutual Funds and The Royce Funds. Mr. O’Brien was a member of the Board of Trustees of Colgate University from May 1996 to May 2005. Mr. O’Brien retired as a Managing Director of Merrill Lynch & Co. in 1999 after working in the equity capital markets area since he joined Merrill Lynch & Co. in 1971. Mr. O’Brien received a Bachelor of Arts degree from Colgate University and an M.B.A. from Columbia University Business School. Mr. O’Brien’s extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other publicly-traded and privately-held companies, provides our Board of Directors with valuable insight and perspective.

Tonia L. Pankopf — Ms. Pankopf has been managing partner of Pareto Advisors, LLC, an investment management consulting business, since 2005. She is currently a member of the Board of Directors of Landec Corporation (NASDAQ: LNDC), a developer and marketer of products for healthy living applications in the food and biomedical markets, and serves on its Corporate Governance and Nominating Committee and chairs its Audit Committee. Previously, from January 2004 through April 2005, she was a senior analyst and managing director at Palladio Capital Management, LLC. From 2001 to 2003, Ms. Pankopf served as a technology analyst and portfolio manager with P.A.W. Capital Partners, LP. Ms. Pankopf was a senior analyst and vice president at Goldman, Sachs & Co. from 1999 to 2001 and at Merrill Lynch & Co. from 1998 to 1999. Ms. Pankopf served on the Board of the University System of Maryland Foundation from 2006 to 2012. Ms. Pankopf has been a member of the National Association of Corporate Directors (“NACD”) and is an NACD Leadership Fellow in recognition of her ongoing involvement in director professionalism and engagement with the director community. Ms. Pankopf received a Bachelor of Arts degree, summa cum laude, from the University of Maryland and an M.Sc. degree from the London School of Economics. Ms. Pankopf has extensive financial investment and management experience with technology and middle market companies particularly relevant to many of TICC’s portfolio companies, and she adds a diverse perspective to the Board along with valuable knowledge of corporate governance issues.

Saul B. Rosenthal — Mr. Rosenthal has served as Chief Operating Officer since 2003 and President since 2004 of TICC and TICC Management, and is a member of BDC Partners, LLC. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served since November 2015 as President of Oxford Bridge Management, LLC. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the boards of Algorithmic Implementations, Inc. (d/b/a Ai Squared), LiftForward, Inc., the National Museum of Mathematics and the New York City chapter of the Young Presidents’ Organization. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Bruce L. Rubin — Mr. Rubin has served as the Company’s Controller since 2005, the Company’s Senior Vice President and Treasurer since 2009, the Company’s Chief Accounting Officer since August 2015 and the Company’s Chief Financial Officer and Secretary since August 2015. Mr. Rubin has also served as Oxford Lane Capital Corp.’s Chief Financial Officer and Secretary since August 2015, and as its Treasurer and Controller since its initial public offering in 2011. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, LLC, TICC Management, LLC, BDC Partners, LLC and Oxford Bridge Management, LLC. From 1995 to 2003, Mr. Rubin was the Assistant Treasurer & Director of Financial Planning of the New York Mercantile Exchange, Inc., the largest physical commodities futures exchange in the world and has extensive experience with Sarbanes-Oxley, treasury operations and SEC reporting requirements. From 1989 to 1995, Mr. Rubin was a manager in financial operations for the American Stock Exchange, where he was primarily responsible for budgeting matters. Mr. Rubin began his career in commercial banking as an auditor primarily of the commercial lending and municipal bond dealer areas. Mr. Rubin received his BBA in Accounting from Hofstra University where he also obtained his Masters of Business Administration in Finance.

Gerald Cummins — Mr. Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and Alaric Compliance Services, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of TICC Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, BDC Partners, LLC and, since November 2015, Oxford Bridge Management, LLC. Mr. Cummins has been a Director of Alaric Compliance Services, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to one additional business development company (“BDC”) and a private equity firm. Prior to joining Alaric Compliance Services, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management, where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the year ended December 31, 2015 and written representations from certain reporting persons, we believe that during the year ended December 31, 2015 the following executive officer of the Company failed to report an indirect holding in his initial Form 3 report required by Section 16(a) of the Exchange Act: Bruce L. Rubin. Mr. Rubin subsequently filed an amendment to his initial Form 3 to correct this mistake. We believe that all other Section 16(a) filing requirements applicable to our directors, executive officers, and 10.0% or greater shareholders were satisfied in a timely manner during the year ended December 31, 2015.

Code of Ethics

We have adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director and employee of TICC. Our code can be accessed via our website at http://www.ticc.com. We intend to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.ticc.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of three persons: Messrs. Novak and O’Brien and Ms. Pankopf, all of whom are considered independent under the rules promulgated by the NASDAQ Stock Market. Our Board of Directors has determined that Mr. Novak and Ms. Pankopf are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934. Messrs. Novak and O’Brien and Ms. Pankopf each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of TICC as defined in Section 2(a)(19) of the 1940 Act. Mr. Novak currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Chief Executive Officer and Other Executive Officers

None of our officers receive direct compensation from TICC. As a result, we do not engage any compensation consultants. Mr. Cohen, our Chief Executive Officer, and Mr. Rosenthal, our President and Chief Operating Officer, through their ownership interest in BDC Partners, the managing member of TICC Management, are entitled to a portion of any profits earned by TICC Management, which includes any fees payable to TICC Management under the terms of our Amended Investment Advisory Agreement, less expenses incurred by TICC Management in performing its services under the Amended Investment Advisory Agreement. Messrs. Cohen and Rosenthal do not receive any additional compensation from TICC Management in connection with the management of our portfolio.

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, BDC Partners, LLC, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to TICC. The allocable portion of such compensation that is reimbursed to BDC Partners, LLC by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2015, we accrued approximately $1.2 million for the allocable portion of compensation expenses incurred by BDC Partners, LLC on our behalf for our Chief Financial Officer and Chief Compliance Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with BDC Partners, LLC. Effective June 24, 2015, Gerald Cummins was named our Chief Compliance Officer. Mr. Cummins is a Director of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Alaric Compliance Services, LLC. For the fiscal year ended December 31, 2015, we accrued approximately $67,000 for the fees paid to Alaric Compliance Services, LLC.

Director Compensation

Each independent director receives an annual fee of $75,000. Effective as of March 1, 2016, the Chairman of the Board of Directors receives an additional annual fee of $30,000 for his service as Chairman of the Board of Directors. In addition, the independent directors receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors meeting, $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Valuation Committee meeting, $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Audit Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Nominating and Corporate Governance Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Compensation Committee meeting, and $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Special Committee meeting. The Chairman of the Audit Committee also receives an additional annual fee of $7,500 for his service as chair of the Audit Committee. The Chairman of the Valuation Committee also receives an additional annual fee of $7,500 for his service as chair of the Valuation Committee. The Chairman of the Nominating and Corporate Governance Committee also receives an additional annual fee of $3,000 for his service as chair of the Nominating and Corporate Governance Committee. The Chairman of the Compensation Committee also receives an additional annual fee of $3,000 for her service as chair of the Compensation Committee. The Chairman of the Special Committee receives an annual fee of $50,000 for his service as chair of the Special Committee. No compensation was paid to directors who are interested persons of TICC as defined in the 1940 Act.

The following table sets forth compensation of our directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	—	—	—
Charles M. Royce	—	—	—
Independent Directors
Steven P. Novak	$191,250	—	$191,250
G. Peter O’Brien	$160,500	—	$160,500
Tonia L. Pankopf	$160,500	—	$160,500

(1)	For a discussion of the independent directors’ compensation, see above.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.ticc.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board of Directors the Amended Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the independent directors, including the Chairman of the Board of Directors. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Ms. Pankopf and Messrs. Novak and O’Brien, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of TICC Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Pankopf serves as Chairman of the Compensation Committee. The Compensation Committee met three times during 2015.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2015 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2016, the beneficial ownership of each current director, the director nominees, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. The Company’s current address is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

Name of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	310,407		*
Charles M. Royce(4)	610,383		*
Independent Directors
Steven P. Novak	14,474		*
G. Peter O’Brien	66,510		*
Tonia L. Pankopf	15,937		*
Executive Officers
Saul B. Rosenthal(3)	107,544		*
Bruce L. Rubin(5)	8,900		*
Gerald Cummins	—	—
Executive officers and directors as a group	1,134,155	2.2%

*	Represents less than one percent.
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the information most recently available to us. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table. Any fractional shares owned directly or beneficially have been rounded down for purposes of this table.
(2)	Based on a total of 51,479,409 shares of the Company’s common stock issued and outstanding on April 28, 2016.
(3)	Includes 407 shares held by BDC Partners, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.
(4)	Mr. Royce may be deemed to beneficially own 432,821 shares held by Royce Family Investments, LLC and 62,001 shares held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.
(5)	Mr. Rubin may be deemed to beneficially own 688 shares held by his children. Mr. Rubin disclaims beneficial ownership of any shares directly held by his children.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of April 28, 2016.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000
Independent Directors
Steven P. Novak	$50,001 – $100,000
G. Peter O’Brien	Over $100,000
Tonia L. Pankopf	$50,001 – $100,000

(1)	The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.
(2)	The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $5.22 on April 28, 2016 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have entered into the Amended Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, LLC, its managing member. BDC Partners, LLC, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners, LLC provides us with office facilities and administrative services pursuant to the Administration Agreement. Jonathan H. Cohen, our Chief Executive Officer, as well as a director, is the managing member of and controls BDC Partners, LLC. Saul B. Rosenthal, our President and Chief Operating Officer, is also the President of TICC Management and a member of BDC Partners, LLC.

Charles M. Royce, a member of our Board of Directors, has a minority, non-controlling interest in TICC Management, but he does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce has agreed to make himself available to TICC Management to provide certain consulting services without compensation.

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in debt and equity tranches of collateralized loan obligation (“CLO”) vehicles, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners, LLC is the managing member of Oxford Bridge Management, LLC. As a result, Messrs. Cohen and Rosenthal may be subject to certain conflicts of interests with respect to their management of our portfolio on the one hand, and their respective obligations to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC on the other hand.

BDC Partners, LLC has adopted a written policy with respect to the allocation of investment opportunities between us, Oxford Lane Capital Corp. and Oxford Bridge, LLC in view of the potential conflicts of interest raised by the relationships described above. The allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, among other factors, investment opportunities that are suitable for more than one entity will be allocated on a pro-rata basis, based on each entity’s order size.

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

Review, Approval or Ratification of Transactions with Related Persons

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

Director Independence

In accordance with rules of the NASDAQ Stock Market, our Board of Directors annually determines each director’s independence. We do not consider a director independent unless our Board of Directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, our Board of Directors uses the definition of director independence set forth in the rules promulgated by the NASDAQ Stock Market. Rule 5605(a)(2) provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of TICC, as defined in Section 2(a)(19) of the 1940 Act.

The Board of Directors has determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Jonathan H. Cohen, as a result of his position as our Chief Executive Officer, and Charles M. Royce, as a result of his ownership of a minority, non-controlling interest in our investment adviser, TICC Management.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and December 31, 2014. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2015 and December 31, 2014, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP, including expenses:

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$1,729,161	$1,952,244
Audit-Related Fees(1)	—	—
Tax Fees	74,736	55,200
All Other Fees	—	—
Total Fees:	$1,803,897	$2,007,444

(1)	The amount of $127,000 previously disclosed as “audit-related fees” for the fiscal year ended December 31, 2014 was reclassified as “audit fees” to conform to the classification for the fiscal year ended December 31, 2015.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, including reviews of interim financial statements, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings and services provided in connection with securities offerings.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees.  Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees.  All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

During the year ended December 31, 2015, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Documents incorporated by reference as part of this Amendment to the Annual Report:

Consolidated Financial Statements.  The financial statements of TICC Capital Corp. are set forth in the original Form 10-K.

Financial Statement Schedule.  All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the original Form 10-K.

(b) Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K filed December 3, 2007).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed on April 21, 2015).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).

Exhibit Number	Description
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp.,
TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	TICC Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).
11	Computation of Per Share Earnings (Included in the notes to the audited consolidated financial statements contained in the Registrant’s report on Form 10-K, filed on March 10, 2016).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 10-K, filed on March 10, 2016).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization: TICC CLO 2012-1 LLC — Delaware TICC Funding, LLC — Delaware
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(c) Financial statement schedule

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: April 29, 2016	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 29, 2016	/s/ Steven P. Novak Steven P. Novak Chairman of the Board of Directors
Date: April 29, 2016	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: April 29, 2016	/s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)
Date: April 29, 2016	/s/ G. Peter O’Brien G. Peter O’Brien Director
Date: April 29, 2016	/s/ Tonia L. Pankopf Tonia L. Pankopf Director
Date: April 29, 2016	/s/ Charles M. Royce Charles M. Royce Director