Form 10-Q
period 2016-03-31
TICC Capital Corp.
filed 2016-05-05
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 4, 2016 was 51,479,409.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Non-affiliated/non-control investments (cost: $751,235,220 @ 3/31/16; $767,295,604 @12/31/15)	$599,935,755	$638,890,282
Affiliated investments (cost: $7,417,094 @ 3/31/16; $7,392,352 @ 12/31/15)	7,785,748	6,825,269
Control investments (cost: $16,750,000 @ 3/31/16; $16,750,000 @ 12/31/15)	12,350,000	11,000,000
Total investments at fair value (cost: $775,402,314 @ 3/31/16; $791,437,956 @ 12/31/15)	620,071,503	656,715,551
Cash and cash equivalents	23,972,242	23,181,677
Restricted cash	11,701,674	17,965,232
Interest and distributions receivable	10,682,453	12,268,997
Securities sold not settled	—	7,845,706
Other assets	215,279	321,044
Total assets	$666,643,151	$718,298,207
LIABILITIES
Accrued interest payable	$4,352,731	$2,139,866
Investment advisory fee payable to affiliate	3,275,450	4,195,901
Securities purchased not settled	5,189,500	—
Accrued expenses	2,421,437	3,278,587
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	234,083,764	233,887,130
Convertible senior notes payable, net of deferred issuance costs	114,016,344	113,862,012
Total liabilities	363,339,226	357,363,496
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 51,479,409 and 56,396,435 shares issued and outstanding, respectively	514,794	563,965
Capital in excess of par value	568,508,328	594,047,019
Net unrealized depreciation on investments	(155,330,811)	(134,722,405)
Accumulated net realized losses on investments	(69,322,894)	(68,772,889)
Distributions in excess of net investment income	(41,065,492)	(30,180,979)
Total net assets	303,303,925	360,934,711
Total liabilities and net assets	$666,643,151	$718,298,207
Net asset value per common share	$5.89	$6.40

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019(4)(5)(6)(10)(15)		$6,466,666	$6,448,596	$6,393,916
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(16)		13,750,000	13,750,000	12,350,000
Albertson’s LLC	grocery
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 25, 2021(4)(5)(6)(10)(17)		6,930,000	6,932,036	6,933,465
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(14)(16)		15,739,543	15,591,394	15,267,357
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 01, 2019(4)(5)(6)(10)(21)		2,471,061	2,468,925	2,458,706
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)		8,842,647	8,791,434	7,759,423
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,003,813	12,530,000
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(14)(15)		18,372,123	18,124,474	15,891,886
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(15)		4,713,889	4,726,376	3,943,451
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,877,387	10,849,929	10,646,243
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		12,725,165	12,707,742	12,216,158
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,975,453	2,910,000
CRCI Holdings, Inc. (aka “CLEAResult)	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(14)(15)		9,772,500	9,747,660	9,381,600
incremental first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(14)(15)		6,451,068	6,436,258	6,193,025
Crowne Group, LLC	auto parts manufacturer
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 30, 2020(4)(6)(10)(14)(15)		5,654,493	5,654,492	5,371,768
CT Technologies Intermediate Holdings, Inc. (aka “Healthport”)	healthcare
first lien senior secured notes, LIBOR + 4.25%, (1.00% floor) due December 01, 2021(4)(5)(6)(10)(17)		1,389,500	1,383,148	1,366,921
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		6,066,530	6,023,457	4,398,234
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 12, 2018(4)(5)(6)(10)(14)(17)		$3,035,078	$3,041,147	$2,951,613
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(10)(14)(17)		13,982,241	13,812,428	13,353,040
First Data Corporation	financial intermediaries
first lien senior secured notes, (LIBOR + 4.00% ) due March 24, 2021(4)(5)(10)(17)		9,050,721	9,041,370	9,021,035
Global Healthcare Exchange	healthcare
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 13, 2022(4)(5)(6)(10)(15)		8,955,000	8,912,554	8,899,031
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(10)(15)		9,286,251	9,261,121	9,077,310
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		5,998,023	5,975,124	5,405,718
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,888,001	9,706,710
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25 (1.00% floor) due October 18, 2021(4)(5)(6)(10)(15)		8,977,500	8,807,604	8,786,728
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		5,294,081	5,208,114	4,499,969
Imagine! Print Solutions	business services
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due March 30, 2022(4)(5)(10)(15)		4,000,000	3,965,000	3,990,000
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)		5,220,072	5,197,489	4,909,478
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(10)(14)(15)		10,806,404	10,866,424	10,245,876
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(14)(15)		18,000,000	17,704,918	17,460,000
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,856,471	23,589,234	19,443,024
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,333,790	9,278,078	8,913,769
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,685,750	5,632,807	5,529,392
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,463,150	15,384,597	13,839,519
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due September 29,2020(4)(5)(6)(10)(18)		$9,045,357	$9,007,676	$8,985,024
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 3.25% (1.00% floor) due March 11, 2022(4)(5)(6)(10)(15)(18)		1,985,000	1,975,553	1,975,571
RBS Holding Company	printing and publishing
second lien senior secured notes, PRIME + 7.00% + 2.00% default due March 23, 2016(4)(5)(6)(9)		22,759,516	15,506,602	10,446,618
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,955,000	8,913,163	8,865,450
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,869,717	5,832,466	5,473,511
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,376,248	5,248,000
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due February 08, 2019(4)(5)(6)(10)(18)		9,454,918	9,479,345	9,336,732
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(6)(10)(14)(17)		18,165,078	17,876,951	18,119,665
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019 (4)(5)(6)(10)(14)(17)		17,212,500	16,798,178	11,188,125
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020 (4)(5)(10)(14)(17)		15,000,000	14,511,077	8,250,000
Stratose Intermediate Holdings II	healthcare
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due January 26, 2022(4)(5)(6)(10)(15)		4,987,500	4,938,668	4,987,500
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		8,387,500	8,314,900	8,135,875
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(10)(15)		9,775,000	9,715,149	9,555,063
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		12,317,632	12,214,423	11,085,869
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020 (4)(5)(6)(10)(15)		9,320,000	9,167,069	9,250,100
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,609,933	2,559,586
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020 (4)(5)(6)(10)(17)		$9,875,000	$9,793,208	$9,356,563
Vision Solutions	software
first lien senior secured notes, LIBOR + 6.00% (1.50% floor) due April 23, 2017(4)(5)(6)(10)(17)		2,838,051	2,817,147	2,710,339
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2017(4)(5)(10)(17)		10,000,000	9,977,103	9,150,000
Total Senior Secured Notes			$491,006,056	$446,723,956	147.3%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$600,164	$595,161	$594,162
Total Subordinated Debt			$595,161	$594,162	0.2%
Collateralized Loan Obligation – Debt Investments
Catamaran CLO 2012-1 Ltd.	structured finance
CLO secured class E notes, LIBOR + 5.25% due December 20, 2023(4)(5)(11)(12)(15)		$4,000,000	$2,717,280	$2,960,000
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		3,000,000	2,776,075	1,841,400
Total Collateralized Loan Obligation – Debt Investments			$5,493,355	$4,801,400	1.6%
Collateralized Loan Obligation – Equity Investments
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.46% due October 30, 2023(11)(12)(19)(20)		$6,000,000	$3,337,362	$2,220,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.70% due May 10, 2025(11)(12)(19)(20)		12,921,429	7,887,082	5,427,000
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 2.88% due January 17, 2024(11)(12)(19)(20)		15,500,000	10,622,602	6,665,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 3.71% due April 15, 2025(11)(12)(19)(20)		10,500,000	7,085,539	4,289,548
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 5.63% due April 17, 2026(11)(12)(19)(20)		12,750,000	9,705,350	5,237,085
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.85% due July 15, 2024(11)(12)(19)(20)		23,450,000	21,598,610	14,741,476
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.35% due April 18, 2025(11)(12)(19)(20)		10,125,000	7,317,232	5,569,231
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.12% due October 15, 2026(11)(12)(19)(20)		25,784,000	18,734,634	14,639,912
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -23.25% due December 20, 2023(11)(12)(19)(20)		$22,000,000	$14,235,420	$3,520,000
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 8.71% due January 27, 2025(11)(12)(19)(20)		10,000,000	7,774,929	4,600,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.49% due March 09, 2025(11)(12)(19)(20)		18,750,000	14,140,064	10,312,500
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.32% due August 14, 2024(11)(12)(19)(20)		12,750,000	7,555,253	4,335,000
Halcyon Loan Advisors Funding 2012-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 2.55% due December 20, 2024(11)(12)(19)(20)		7,500,000	5,207,547	2,325,000
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 4.87% due April 28, 2025(11)(12)(19)(20)		8,000,000	5,870,886	2,640,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 5.06% due October 18, 2026(11)(12)(19)(20)		5,000,000	3,745,056	1,450,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.79% due October 20, 2025(11)(12)(19)(20)		14,000,000	11,997,655	9,543,838
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 4.02% due January 17, 2027(11)(12)(19)(20)		8,000,000	5,701,047	1,840,000
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield -6.72% due October 15, 2023(11)(12)(19)(20)		14,217,000	10,619,026	3,942,679
MidOcean Credit CLO IV	structured finance
CLO income notes, estimated yield 20.01% due April 15, 2027(11)(12)(19)(20)		9,500,000	7,567,359	6,650,000
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 2.74% due April 18, 2025(11)(12)(19)(20)		17,200,000	11,932,695	3,083,471
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	402,017
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 2.96% due June 02, 2025(11)(12)(19)(20)		20,000,000	12,966,341	5,600,000
Och Ziff CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.83% due April 30, 2027(11)(12)(19)(20)		13,850,000	12,030,816	10,249,000
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 1.93% due April 15, 2025(11)(12)(19)(20)		9,407,500	7,355,705	2,943,306
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 6.50% due January 13, 2025(11)(12)(19)(20)		21,500,000	$16,906,858	$6,924,485
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.85% due January 17, 2024(11)(12)(19)(20)		10,416,666	7,874,895	4,244,791
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.82% due July 17, 2024(11)(12)(19)(20)		9,000,000	6,202,204	3,554,456
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.32% due April 17, 2015(11)(12)(19)(20)		10,500,000	7,932,457	4,158,073
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.86% due January 15, 2024(11)(12)(19)(20)		7,500,000	5,478,721	4,416,725
CLO equity side letter related investments (11)(12)(13)	structured finance
			—	2,924,872
Total Collateralized Loan Obligation – Equity Investments			$269,383,345	$158,449,465	52.2%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		100	$3,000,000	$—
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	1,712,397	4,870,520
Unitek Global Services	retail
common equity(7)(10)		815,266	535,000	—
Total Common Stock			$5,247,397	$4,870,520	1.6%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	$3,677,000	$4,632,000
Total Preferred Equity			$3,677,000	$4,632,000	1.5%
Total Investments(8)			$775,402,314	$620,071,503	204.4%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we are deemed to “control” and Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,666,694 of principal amount of debt investments which contain a PIK provision at March 31, 2016.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
MARCH 31, 2016
(unaudited)

(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $8,599,837; aggregate gross unrealized depreciation for federal income tax purposes is $214,047,434. Net unrealized depreciation is $205,447,597 based upon a tax cost basis of $825,519,100.
(9)	This investment is on non-accrual. As of March 31, 2016, the portfolio company had not repaid the loan on its scheduled maturity date of March 23, 2016.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. The Company had 26.7% of assets that were non-qualifying assets as of March 31, 2016.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund's securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(21)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.

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
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		$9,900,000	$9,814,855	$9,405,000
Vision Solutions	software
first lien senior secured notes, LIBOR + 4.50% (1.50% floor) due July 23, 2016(4)(5)(6)(10)(17)		3,102,045	3,085,519	2,977,963
second lien senior secured notes, LIBOR + 8.00% (1.50% floor) due July 23, 2017(4)(5)(10)(17)		10,000,000	9,973,548	9,400,000
Total Senior Secured Notes			$498,787,921	$466,208,433	129.2%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$578,239	$572,564	$568,987
Total Subordinated Debt			$572,564	$568,987	0.1%
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,769,399	$2,144,700
Total Collateralized Loan Obligation – Debt Investments			$2,769,399	$2,144,700	0.6%
Collateralized Loan Obligation – Equity Investments
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.76% due October 30, 2023(11)(12)(19)(20)		$6,000,000	$3,382,510	$2,880,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.00% due May 10, 2025(11)(12)(19)(20)		12,921,429	8,441,952	6,460,715
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 4.12% due January 17, 2024(11)(12)(19)(20)		15,500,000	11,100,412	6,975,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 8.13% due April 15, 2025(11)(12)(19)(20)		10,500,000	7,420,864	4,229,521
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 11.74% due April 17, 2026(11)(12)(19)(20)		12,750,000	10,064,412	5,284,986
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.05% due July 15, 2024(11)(12)(19)(20)		23,450,000	21,936,518	15,380,095
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.17% due April 18, 2025(11)(12)(19)(20)		10,125,000	7,457,971	5,932,128
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.74% due October 15, 2026(11)(12)(19)(20)		25,784,000	18,920,874	14,914,501
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -2.02% due December 20, 2023(11)(12)(19)(20)		22,000,000	15,993,841	5,500,000
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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2015

(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$8,465,811	$12,820,897
Income from securitization vehicles and investments	5,921,551	8,163,181
Commitment, amendment fee income and other income	459,861	372,617
Total investment income from non-affiliated/non-control investments	14,847,223	21,356,695
From affiliated investments:
Interest income – debt investments	79,425	47,449
Total investment income from affiliated investments	79,425	47,449
From control investments:
Interest income – debt investments	341,834	338,857
Total investment income from control investments	341,834	338,857
Total investment income	15,268,482	21,743,001
EXPENSES
Compensation expense	241,185	479,653
Investment advisory fees	3,705,723	5,010,243
Professional fees	2,025,385	605,852
Interest expense	4,358,770	4,942,358
General and administrative	892,903	455,333
Total expenses before incentive fees	11,223,966	11,493,439
Net investment income incentive fees	—	(2,054,355)
Total expenses	11,223,966	9,439,084
Net investment income	4,044,516	12,303,917
Net change in unrealized depreciation/appreciation on investments
Non-Affiliate/non-control investments	(22,894,143)	7,564,250
Affiliated investments	935,737	7,624,875
Control investments	1,350,000	—
Total net change in unrealized depreciation/appreciation on investments	(20,608,406)	15,189,125
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	(550,005)	89,686
Affiliated investments	—	(6,762,328)
Total net realized losses on investments	(550,005)	(6,672,642)
Net (decrease) increase in net assets resulting from operations	$(17,113,895)	$20,820,400
Net increase in net assets resulting from net investment income per common share:
Basic	$0.08	$0.21
Diluted	$0.08	$0.20
Net (decrease) increase in net assets resulting from operations per common share:
Basic	$(0.32)	$0.35
Diluted	$(0.32)	$0.32
Weighted average shares of common stock outstanding:
Basic	53,003,354	60,017,042
Diluted	63,036,506	70,050,194
Distributions per share	$0.29	$0.27

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Decrease in net assets from operations:
Net investment income	$4,044,516	$38,580,922
Net realized losses on investments	(550,005)	(6,337,088)
Net change in unrealized depreciation/appreciation on investments	(20,608,406)	(98,377,483)
Net decrease in net assets resulting from operations	(17,113,895)	(66,133,649)
Distributions to shareholders
Distributions from net investment income	(14,929,029)	(67,646,991)
Total distributions to shareholders	(14,929,029)	(67,646,991)
Capital share transactions:
Repurchase of common stock	(25,587,862)	(26,097,710)
Net decrease in net assets from capital share transactions	(25,587,862)	(26,097,710)
Total decrease in net assets	(57,630,786)	(159,878,350)
Net assets at beginning of period	360,934,711	520,813,061
Net assets at end of period (including over distributed net investment income of $41,065,492 and $30,180,979, respectively)	$303,303,925	$360,934,711
Capital share activity:
Shares repurchased	(4,917,026)	(3,907,344)
Net decrease in capital share activity	(4,917,026)	(3,907,344)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(17,113,895)	$20,820,400
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(181,982)	(771,024)
Accretion of discount on notes payable and deferred debt issuance costs	350,965	461,453
Increase in investments due to PIK	(52,516)	(246,244)
Purchases of investments	(7,660,000)	(37,409,429)
Repayments of principal and reductions to investment cost value	2,718,392	26,509,948
Proceeds from the sale of investments	22,262,122	13,521,298
Net realized losses on investments	550,005	6,672,642
Reductions to CLO equity cost value	11,434,828	10,331,053
Net change in unrealized depreciation/appreciation on investments	20,608,406	(15,189,125)
Decrease (increase) in interest and distributions receivable	1,586,544	(4,633,187)
Increase in due from affiliates	—	(2,372,564)
Decrease in other assets	105,765	60,387
Increase in accrued interest payable	2,212,865	2,307,536
Decrease in investment advisory fee payable	(920,451)	(855,034)
(Decrease) increase in accrued expenses	(857,150)	284,966
Net cash provided by operating activities	35,043,898	19,493,076
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	6,263,558	(5,443,390)
Net cash provided by (used in) investing activities	6,263,558	(5,443,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $0 and $0, respectively)	(14,929,029)	(16,196,756)
Repurchase of common stock	(25,587,862)	(2,386,209)
Net cash used in financing activities	(40,516,891)	(18,582,965)
Net increase (decrease) in cash and cash equivalents	790,565	(4,533,279)
Cash and cash equivalents, beginning of period	23,181,677	20,505,323
Cash and cash equivalents, end of period	$23,972,242	$15,972,044
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$—	$4,357,812
Securities purchased not settled	$5,189,500	$26,167,597
Cash paid for interest	$1,794,940	$2,173,332

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

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

The Company’s consolidated operations include the activities of its wholly-owned subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”) for the periods during which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. See “Note 7. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

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
MARCH 31, 2016
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

Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40 based upon an effective yield to the expected redemption utilizing estimated cash flows.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TICC CLO 2012-1 and TICC Funding. All inter-company accounts and transaction have been eliminated in consolidation.

Certain prior period balances have been reclassified to conform with current period presentation.

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO 2012-1 and

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

TICC Funding would be considered investment companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision making power that drives their economic performance. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries in its financial statements, and follows the accounting and reporting guidance in ASC 946-810.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 was effective for the Company during the quarter ended March 31, 2016. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated results of operation and financial condition.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

As of March 31, 2016 and December 31, 2015, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and is not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an ongoing basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of March 31, 2016.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Collateralized Loan Obligations — Debt and Equity

During the past six years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2016 and December 31, 2015, the Company’s investment in RBS Holding Company’s second lien senior secured notes was on non-accrual status.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. OID and market discounts are capitalized and amortized into income using the interest method, as applicable.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

Payment-In-Kind

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s financial statements. Upon early termination of debt, or a credit facility, the remaining balance of unamortized fees related to such debt is accelerated into interest expense. Deferred offering costs are presented on the balance sheet as a direct deduction from the related debt liability.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 were effective for the Company during the quarter ended March 31, 2016. The adoption of ASUs 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition, however, at March 31, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of $3,529,823 and $3,769,875, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have changed to reflect the retrospective application, as required by ASU 2015-03

EQUITY OFFERING COSTS

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

For tax purposes, the cost basis of the portfolio investments at March 31, 2016 and December 31, 2015, was $825,519,100 and $830,119,903, respectively.

NOTE 5. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at March 31, 2016 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$21.9	$424.8	$446.7
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	4.8	4.8
CLO Equity	—	—	158.5	158.5
Equity	—	—	9.5	9.5
Total	$—	$21.9	$598.2	$620.1

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 5. FAIR VALUE – (continued)

The Company’s assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity	—	—	8.8	8.8
Total	$—	$21.7	$635.0	$656.7

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2016 and December 31, 2015, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of March 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$362.2	Market quotes	NBIB(1)	65.0% – 100.0%/92.2%
	17.4	Yield Analysis	NBIB(1)	55.0% – 91.5%/69.6%
			Discount Margin	16.2% – 30.8%/ncm(4)
	19.8	Recent transactions	Actual trade/payoff(6)	86.5% – 99.8%/88.9%
	13.0	Market quotes/ Enterprise value	NBIB(1)	45.9% – 97.0%/51.2%
			EBITDA multiples(2)	3.5x – 5.0x/ncm(4)
bilateral	12.4	Enterprise value(7)	EBITDA(2)	$1.4/ncm(4)
			Market multiples(2)	$6.0x – $7.0x/ncm(4)
subordinated	0.6	Market quotes/ Enterprise value	NBIB(1)	99.0%/ncm(4)
			EBITDA multiples(2)	3.5x – 4.5x/ncm(4)
CLO debt	4.8	Market quotes	NBIB(1)	61.4% – 74.0%/68.6%
CLO equity	155.1	Market quotes	NBIB(1)	16.0% – 74.0%/42.4%
	3.4	Discounted cash flow(5)	Discount rate(3)(5)	15.5% – 19.0%/16.3%
Equity Shares	9.5	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.4 – $180.0/ncm(4)
			Market multiples(2)	3.5x – 9.7x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$598.2

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 5. FAIR VALUE – (continued)

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 5. FAIR VALUE – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/ Enterprise value	NBIB(1)	59.4% – 98.4%/79.5%
			EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.6 – $187.6/ncm(4)
			Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,518	$173,668	$—	$—	$173,668
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,592	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,307	22,080	—	—	22,080
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,213	20,265	—	—	20,265
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,546)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	234,084	235,713	—	—	235,713
Convertible Notes(2)	114,016	114,425			114,425
Total	$348,100	$350,138	$—	$—	$350,138

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance cost associated with the Convertible Notes totaled $984 at March 31, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 5. FAIR VALUE – (continued)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,469	$174,680	$—	$—	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,578	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,284	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,188	20,737	—	—	20,737
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,632)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	233,887	237,887	—	—	237,887
Convertible Notes(2)	113,862	115,863			115,863
Total	$347,749	$353,750	$—	$—	$353,750

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $1,138 at December 31, 2015.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 5. FAIR VALUE – (continued)

A reconciliation of the fair value of investments for the three months ended March 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized losses included in earnings	(0.6)	—	—	—	—	(0.6)
Unrealized (depreciation) appreciation included in earnings	(11.9)	—	(0.1)	(9.5)	0.7	(20.8)
Accretion of discount(1)	0.1	—	0.1	—	—	0.2
Purchases	9.7	—	2.7	0.4	—	12.8
Repayments and Sales	(17.1)	—	—	—	—	(17.1)
Reductions to CLO Equity cost value(2)	—	—	—	(11.4)	—	(11.4)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	0.0
Balance at March 31, 2016	$424.8	$0.6	$4.8	$158.5	$9.5	$598.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(12.2)	$—	$(0.1)	$(9.5)	$0.7	$(21.1)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $17.3 million and the effective yield interest income of approximately $5.9 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 5. FAIR VALUE – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$—	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	—	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	—	—	0.2	—	—	3.9
Purchases	158.9	—	0.5	—	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	—	—	—	—	(41.6)	—	(41.6)
Payment in Kind income	0.2	0.2	0.2	—	—	—	0.6
Transfers in and/or (out) of level 3	—	—	—	—	—	—	—
Balance at December 31, 2015	$444.5	$—	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$—	$—	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$446.7	72.0%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	4.8	0.8%	2.1	0.3%
CLO Equity	158.5	25.6%	179.0	27.3%
Equity	9.5	1.5%	8.8	1.3%
Total	$620.1	100.0%	$656.7	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At March 31, 2016 and December 31, 2015, respectively, cash, cash equivalents and restricted cash were as follows:

	March 31, 2016	December 31, 2015
Cash	$712,017	$11,639,441
Cash Equivalents	23,260,225	11,542,236
Total Cash and Cash Equivalents	$23,972,242	$23,181,677
Restricted Cash	$11,701,674	$17,965,232

NOTE 7. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of March 31, 2016, the Company’s asset coverage for borrowed amounts was 183.5%. As a result of the asset coverage being less than 200%, the Company would be precluded from taking on additional borrowings.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	March 31, 2016				December 31, 2015
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$176,000	$174,518	(1)	$173,668	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,592	(1)	19,700	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,307	(1)	22,080	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,213	(1)	20,265	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(2,546)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	240,000	234,084		235,713	240,000	233,887		237,887
Convertible Notes	115,000	114,016		114,425	115,000	113,862		115,863
Total	$355,000	$348,100		$350,138	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of March 31, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,482, $408, $693 and $787, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2016 were 4.57% and 5.5 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7. BORROWINGS – (continued)

The table below summarizes the components of interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$1,005.5	$49.5	$—	$1,055.0	$877.4	$48.9	$—	$926.3
TICC CLO 2012-1 LLC Class B-1 Notes	203.7	13.5	—	217.2	187.2	13.3	—	200.5
TICC CLO 2012-1 LLC Class C-1 Notes	307.7	22.6	—	330.3	287.1	22.1	—	309.3
TICC CLO 2012-1 LLC Class D-1 Notes	334.6	25.3	—	359.9	314.7	24.8	—	339.4
TICC CLO 2012-1 amortization of deferred debt	—	—	85.8	85.8	—	—	84.8	84.8
Convertible Notes	2,156.3	—	154.3	2,310.6	2,156.3	—	152.6	2,308.9
TICC Funding LLC	—	—	—	—	658.2	—	115.0	773.2
Total	$4,007.8	$110.9	$240.1	$4,358.8	$4,480.9	$109.1	$352.4	$4,942.4

The aggregate accrued interest which remained payable at March 31, 2016 and December 31, 2015, was approximately $4.4 million and $2.1 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2016, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/A1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Baa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of March 31, 2016.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7. BORROWINGS – (continued)

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

As of March 31, 2016, there were 41 investments in portfolio companies with a total fair value of approximately $296.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at March 31, 2016 was approximately $0.8 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2016, TICC had a deferred debt issuance balance of approximately $2.5 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stated interest expense	$1,851,556	$1,666,418
Amortization of deferred issuance costs	85,720	84,778
Note discount expense	110,913	109,053
Total interest expense	$2,048,189	$1,860,249
Effective annualized average interest rate	3.42%	3.14%
Cash paid for interest	$1,794,940	$1,696,592

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through March 31, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7. BORROWINGS – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2016, respectively, is as follows:

			Three Months Ended March 31, 2016
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.37910%	175	$963,963	$1,005,481	$49,536
Class B-1 Notes	4.12910%	350	198,986	203,704	13,489
Class C-1 Notes	5.37910%	475	302,306	307,732	22,562
Class D-1 Notes	6.37910%	575	329,685	334,639	25,326
Total			$1,794,940	$1,851,556	$110,913

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2015 is as follows:

			Three Months Ended March 31, 2015
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.01160%	175	$891,842	$877,373	$48,903
Class B-1 Notes	3.76160%	350	190,790	187,202	13,274
Class C-1 Notes	5.01160%	475	292,881	287,157	22,119
Class D-1 Notes	6.01160%	575	321,079	314,686	24,757
Total			$1,696,592	$1,666,418	$109,053

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of March 31, 2016 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$176,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa1”	“A1”	“Baa1”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7. BORROWINGS – (continued)

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the 7.50% Senior Convertible Notes due 2017 (“Convertible Notes”) and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at March 31, 2016 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2016, the Company had a deferred debt issuance balance of approximately $1.0 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three months ended March 31, 2016 and 2015, respectively:

Convertible Notes	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stated interest expense	$2,156,250	$2,156,250
Amortization of deferred issuance costs	154,332	152,636
Total interest expense	$2,310,582	$2,308,886
Effective annualized average interest rate	8.06%	8.14%
Cash paid for interest	$—	$—

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7. BORROWINGS – (continued)

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

As of March 31, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and fully repaid the Facility.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the three months ended March 31, 2016 and 2015:

Credit Facility	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stated interest expense	$—	$658,200
Amortization of deferred issuance costs	—	115,022
Other extinguishment costs	—	—
Total interest expense	$—	$773,222
Effective annualized average interest rate	—%	2.06%
Cash paid for interest	$—	$476,740

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7. BORROWINGS – (continued)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$4,044,516	$12,303,917
Weighted average common shares outstanding – basic	53,003,354	60,017,042
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.08	$0.21
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$4,044,516	$12,303,917
Adjustments for interest on Convertible Notes, base management fees, deferred issuance costs and incentive fees(2)	—	1,853,740
Net investment income, as adjusted(1)(2)	$4,044,516	$14,157,657
Weighted average common shares outstanding – basic	53,003,354	60,017,042
Adjustments for dilutive effect of Convertible Notes(2)	—	10,033,152
Weighted average common shares outstanding – diluted(2)	53,003,354	70,050,194
Net increase in net assets resulting from net investment income per common share – diluted(1)(2)	$0.08	$0.20

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net (decrease) increase in net assets resulting from operations per common share – basic:
Net (decrease) increase in net assets resulting from operations	$(17,113,895)	$20,820,400
Weighted average common shares outstanding – basic	53,003,354	60,017,042
Net (decrease) increase in net assets resulting from operations per common share – basic	$(0.32)	$0.35
Net (decrease) increase in net assets resulting from operations per common share – diluted
Net (decrease) increase in net assets resulting from operations, before adjustments	$(17,113,895)	$20,820,400
Adjustments for interest on Convertible Notes, base management fees, deferred issuance costs and incentive fees(2)	—	1,853,740
Net (decrease) increase in net assets resulting from operations, as adjusted(2)	$(17,113,895)	$22,674,140
Weighted average common shares outstanding – basic	53,003,354	60,017,042
Adjustments for dilutive effect of Convertible Notes(2)	—	10,033,152
Weighted average common shares outstanding – diluted(2)	53,003,354	70,050,194
Net (decrease) increase in net assets resulting from operations per common share – diluted(2)	$(0.32)	$0.32

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE – (continued)

(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three month period ended March 31, 2016 the adjustments for interest on Convertible Notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the diluted earnings per share computation. The following table represents the adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the three month period ended March 31, 2016:

Three Months Ended March 31, 2016
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on Convertible Notes, deferred issuance cost, base management fees and incentive fees	$2,255,302
Share adjustments for dilutive effect of Convertible Notes	10,033,152
Net decrease in net assets resulting from operations per common share – diluted:
Adjustments for interest on Convertible Notes, deferred issuance cost, base management fees and incentive fees	$2,255,302
Share adjustments for dilutive effect of Convertible Notes	10,033,152

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

The following table represents the Base Fee for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Investment advisory fee	$3,705,723	$5,010,243

The investment advisory fee payable to TICC Management as of March 31, 2016 and December 31, 2015, was $3,275,450 and $4,195,901, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

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

During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” As a result of this error, because the net investment income incentive fee in prior years was based upon net investment income as previously reported, the net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through the year ended 2014. Therefore, a reduction in expenses as well as a “due from affiliate” amount of approximately $2.4 million was recorded for the quarter ended March 31, 2015, which represents the cumulative indirect effect of the error on the Company’s net investment income incentive fees. This reversal of expenses was partially offset by net investment income incentive fees incurred for the three months ended March 31, 2015 of approximately $318,000. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

For each year commencing on or after January 1, 2005, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2015, 2014 and 2013 calendar years was 6.65%, 6.75% and 5.72%, respectively. The current hurdle rate for the 2016 calendar year, calculated as of December 31, 2015, is 6.76%.

The following table represents the net investment income incentive fees for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net investment income incentive fee	$—	$(2,054,355)

The net investment income incentive fee payable to TICC Management as of March 31, 2016 and December 31, 2015, was approximately $0 and $0, respectively.

In addition, in the event the Company recognizes payment-in-kind, or “PIK,” interest income in excess of its available capital, the Company may be required to liquidate assets in order to pay a portion of the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

incentive fee. TICC Management, however, is not required to reimburse the Company for the portion of any incentive fees attributable to PIK loan interest income in the event of a subsequent default.

Capital Gains Incentive Fees

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consists of our realized gains for each calendar year, computed net of all realized losses and unrealized depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

The amount of the capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with our overall investment results.

The following table represents the hypothetical capital gains incentive fees for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Capital gains incentive fees	$—	$—

There were no accrued capital gains incentive fee payable to TICC Management as of March 31, 2016 and December 31, 2015.

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

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners manages the business and internal affairs of TICC Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Mr. Royce does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce is expected to be available from time to time to TICC Management to provide certain consulting services without compensation.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

The costs associated with the functions performed by our chief compliance officer are paid directly by the Company pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

For the three months ended March 31, 2016 and 2015, TICC incurred $241,185 and $480,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. Further, TICC incurred $27,738 and $18,000 for facility costs allocated under the agreement for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, compensation expense payable was $64,237 and $0, respectively, and for the same periods, facility expense payable was $27,738 and $0, respectively.

On March 9, 2016, TICC Management, in consultation with the Special Committee of the Board of Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee.

Under the terms of the fee waiver, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee was be revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

The terms of the fee waiver state that after these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

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
MARCH 31, 2016
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

On March 31, 2016 the Company paid a distribution of $0.29 per share. The Company has a distribution reinvestment plan under which all distributions are paid to stockholders in the form of additional shares issued or purchased in the open market, unless a stockholder elects to receive cash.

NOTE 11. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2016 was $5.89, and at December 31, 2015 was $6.40. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 12. INVESTMENT INCOME

The following tables set forth the components of investment income for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest income
Stated interest income	$8,646,061	$12,130,395
Original issue discount and market discount income	181,982	770,651
Payment-in-kind income	53,709	246,244
Discount income derived from unscheduled remittances at par	5,318	59,913
Total interest income	$8,887,070	$13,207,203
Income from securitization vehicles	$5,921,551	$8,163,181
Commitment, amendment and other fee income
Fee letters	$337,978	$334,700
Loan prepayment and bond call fees	—	—
All other fees	121,883	37,917
Total commitment, amendment and other fee income	$459,861	$372,617
Total investment income	$15,268,482	$21,743,001

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2016 and 2015, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we may, but we are not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016. In aggregate, under the repurchase program authorized on November 5, 2015 plan, the Company repurchased 3,591,551 shares of our common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions, through December 31, 2015. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

During the three months ended March 31, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of our common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 11.6% of the net asset value per share at March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	7.56	315,783	46.4 million
February 1, 2015 – February 28, 2015	—	—	—	46.4 million
March 1, 2015 – March 31, 2015	—	—	—	46.4 million
April 1, 2015 – April 30, 2015	—	—	—	46.4 million
May 1, 2015 – May 31, 2015	—	—	—	46.4 million
June 1, 2015 – June 30, 2015	—	—	—	46.4 million
July 1, 2015 – July 31, 2015	—	—	—	—
August 1, 2015 – August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
October 1, 2015 – October 31, 2015	—	—	—	—
November 1, 2015 – November 30, 2015	1,085,778	6.66	1,085,778	67.8 million
December 1, 2015 – December 31, 2015	2,505,773	6.58	2,505,773	51.3 million
Total – year ended December 31, 2015	3,907,334		3,907,334
January 1, 2016 – January 31, 2016	2,155,303	5.48	2,155,303	39.5 million
February 1, 2016 – February 29, 2016	2,562,494	4.97	2,562,494	26.8 million
March 1, 2016 – March 31, 2016	199,229	5.17	199,229	25.8 million
Total – quarter ended March 31, 2016	4,917,026		4,917,026

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of March 31, 2016, the Company had commitments to purchase additional debt investments of approximately $15.9 million. The commitments were cancelled subsequent to March 31, 2016.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 14. COMMITMENTS AND CONTINGENCIES – (continued)

Related to the litigation matters described above, on February 1, 2016, the plaintiffs voluntarily dismissed the Class Action Litigation without prejudice; on February 2, 2016, NexPoint voluntarily dismissed the Connecticut Litigation without prejudice; and on February 3, 2016, NexPoint voluntarily dismissed the Maryland Litigation without prejudice.

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ending March 31, 2016 and 2015, respectively, are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Per Share Data
Net asset value at beginning of period	$6.40	$8.64
Net investment income(1)	0.08	0.21
Net realized and unrealized capital (losses) gains(2)	(0.42)	0.13
Net change in net asset value from operations	(0.34)	0.34
Distributions per share from net investment income	(0.29)	(0.27)
Distributions based on weighted average share impact	0.01	—
Total distributions(3)	(0.28)	(0.27)
Effect of shares repurchased, gross	0.11	0.01
Net asset value at end of period	$5.89	$8.72
Per share market value at beginning of period	$6.08	$7.53
Per share market value at end of period	$4.80	$6.92
Total return(4)	(16.28)%	(4.52)%
Shares outstanding at end of period	51,479,409	59,987,986
Ratios/Supplemental Data
Net assets at end of period (000’s)	303,304	523,050
Average net assets (000’s)	326,972	520,959
Ratio of expenses to average net assets(5)	13.73%	7.25%
Ratio of net investment income to average net assets(5)	4.95%	9.45%
Portfolio turnover rate	1.98%	5.25%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of our earnings cannot be determined until tax returns are prepared after the end of the fiscal year.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 15. FINANCIAL HIGHLIGHTS – (continued)

(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.
(6)	The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Ratio of expenses to average net assets:
Expenses before incentive fees	13.73%	8.83%
Net investment income incentive fees	—%	(1.58)%
Ratio of expenses, excluding interest expense, to average net assets	8.40%	3.45%

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 was effective for the Company during the quarter ended March 31, 2016. The adoption of ASU 2015-07 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 was effective for the Company during the quarter ended March 31, 2016. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated results of operation and financial condition.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 was effective for the Company during the quarter ended March 31, 2016. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated results of operation and financial condition.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS – (continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 were effective for the Company during the quarter ended March 31, 2016. The adoption of ASUs 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition, however, at March 31, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of $3,529,823 and $3,769,875, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have changed to reflect the retrospective application, as required by ASU 2015-03

NOTE 17. CONCENTRATION OF CREDIT RISK

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 18. RISKS AND UNCERTAINTIES – (continued)

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

NOTE 19. EXPENSES RELATED TO THE SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS

In August 2015 a Special Committee was established to evaluate any or all strategic alternatives for the Company, including but not limited to continuing with the Company’s current strategic plan, making changes to the current strategic plan, liquidating the Company’s assets and/or a potential transaction involving some or all of the stock, assets or business of the Company or TICC Management, or any other alternative transaction.

During the quarter ended March 31, 2016, the Company recognized approximately $1.6 million of expenses primarily related to the work of the Special Committee, including the engagement of legal and financial advisors to the Special Committee.

NOTE 20. SUBSEQUENT EVENTS

On April 28, 2016, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 30, 2016 to shareholders of record as of June 16, 2016.

On May 4, 2016, the Company realized an insurance recovery of approximately $791,000 related to certain litigation costs incurred in connection with the litigation described in “Note 14. Commitments and Contingencies.”

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31,

2015, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2016, our debt investments had stated interest rates of between 4.25% and 15.00% and maturity dates of between 5 and 94 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.1%.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an ongoing basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of March 31, 2016.

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

Collateralized Loan Obligations — Debt and Equity

During the past six years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by TICC’s Board of Directors, upon the recommendation of the Valuation Committee a third-party valuation firm will prepare valuations for each of TICC’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by TICC Management. TICC Management also retains the authority to seek, on TICC’s behalf, additional third party valuations with respect to both TICC’s bilateral portfolio securities and TICC’s syndicated loan investments. TICC’s Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

Our assets measured at fair value on a recurring basis at March 31, 2016 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.9	$424.8	$446.7
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	4.8	4.8
CLO Equity	—	—	158.5	158.5
Equity	—	—	9.5	9.5
Total	$—	$21.9	$598.2	$620.1

Our assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity	—	—	8.8	8.8
Total	$—	$21.7	$635.0	$656.7

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of March 31, 2016 and December 31, 2015, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the tables below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of March 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$362.2	Market quotes	NBIB(1)	65.0% – 100.0%/92.2%
	17.4	Yield Analysis	NBIB(1)	55.0% – 91.5%/69.6%
			Discount Margin	16.2% – 30.8%/ncm(4)
	19.8	Recent transactions	Actual trade/payoff(6)	86.5% – 99.8%/88.9%
	13.0	Market quotes/ Enterprise value	NBIB(1)	45.9% – 97.0%/51.2%
			EBITDA multiples(2)	3.5x – 5.0x/ncm(4)
bilateral	12.4	Enterprise value(7)	EBITDA(2)	$1.4/ncm(4)
			Market multiples(2)	$6.0x – $7.0x/ncm(4)
subordinated	0.6	Market quotes/ Enterprise value	NBIB(1)	99.0%/ncm(4)
			EBITDA multiples(2)	3.5x – 4.5x/ncm(4)
CLO debt	4.8	Market quotes	NBIB(1)	61.4% – 74.0%/68.6%
CLO equity	155.1	Market quotes	NBIB(1)	16.0% – 74.0%/42.4%
	3.4	Discounted cash flow(5)	Discount rate(3)(5)	15.5% – 19.0%/16.3%
Equity Shares	9.5	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.4 – $180.0/ncm(4)
			Market multiples(2)	3.5x – 9.7x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$598.2

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve-month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/ Enterprise value	NBIB(1)	59.4% – 98.4%/79.5%
			EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.6 – $187.6/ncm(4)
			Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve-month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,518	$173,668	$—	$—	$173,668
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,592	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,307	22,080	—	—	22,080
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,213	20,265	—	—	20,265
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,546)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	234,084	235,713	—	—	235,713
Convertible Notes(2)	114,016	114,425			114,425
Total	$348,100	$350,138	$—	$—	$350,138

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance cost associated with the Convertible Notes totaled $984 at March 31, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,469	$174,680	$—	$—	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,578	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,284	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,188	20,737	—	—	20,737
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,632)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	233,887	237,887	—	—	237,887
Convertible Notes(2)	113,862	115,863			115,863
Total	$347,749	$353,750	$—	$—	$353,750

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $1,138 at December 31, 2015.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

A reconciliation of the fair value of investments for the three months ended March 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized losses included in earnings	(0.6)	—	—	—	—	(0.6)
Unrealized (depreciation) appreciation included in earnings	(11.9)	—	(0.1)	(9.5)	0.7	(20.8)
Accretion of discount(1)	0.1	—	0.1	0.0	—	0.2
Purchases	9.7	—	2.7	0.4	—	12.8
Repayments and Sales	(17.1)	—	—	—	—	(17.1)
Reductions to CLO Equity cost value(2)	—	—	—	(11.4)	—	(11.4)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	0.0
Balance at March 31, 2016	$424.8	$0.6	$4.8	$158.5	$9.5	$598.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(12.2)	$—	$(0.1)	$(9.5)	$0.7	$(21.1)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $17.3 million and the effective yield interest income of approximately $5.9 million.

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$0.0	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	0.0	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	0.0	0.0	0.2	0.0	0.0	3.9
Purchases	158.9	0.0	0.5	0.0	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	0.0	0.0	0.0	0.0	(41.6)	0.0	(41.6)
Payment in Kind income	0.2	0.2	0.2	0.0	0.0	0.0	0.6
Transfers in and/or (out) of level 3	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Balance at December 31, 2015	$444.5	$0.0	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$0.0	$0.0	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$446.7	72.0%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	4.8	0.8%	2.1	0.3%
CLO Equity	158.5	25.6%	179.0	27.3%
Equity	9.5	1.5%	8.8	1.3%
Total	$620.1	100.0%	$656.7	100.0%

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2016 and December 31, 2015, the Company’s investment in RBS Holding Company’s second lien senior secured notes was on non-accrual status.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. OID and market discounts are capitalized and amortized into income using the interest method, as applicable.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $620.1 million and $656.7 million as of March 31, 2016 and December 31, 2015, respectively. The decrease in the value of investments during the three month period ended March 31, 2016, was due primarily to debt repayments and sales of securities totaling approximately $17.1 million and net unrealized depreciation on our investment portfolio of approximately $20.6 million, partially offset by purchases of investments of approximately $12.8 million and discount accretion of $0.2 million.

During the quarter ended March 31, 2016, we closed approximately $12.8 million in portfolio investments, including additional investments of approximately $3.9 million in existing portfolio companies and approximately $8.9 million in new portfolio companies. For the year ended December 31, 2015, we closed approximately $234.8 million in portfolio investments, including additional investments of approximately $130.4 million in existing portfolio companies and approximately $104.4 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended March 31, 2016, we recognized proceeds of approximately $14.5 million from sales whereas, for the year ended December 31, 2015, we recognized proceeds of approximately $196.2 million from the sales of securities. Also, during the quarter ended March 31, 2016, we had repayments and amortization payments of approximately $2.7 million whereas, for the year ended December 31, 2015, we had repayments and amortization payments of approximately $224.2 million.

As of March 31, 2016, we had investments in debt securities of, or loans to, 46 portfolio companies, with a fair value of approximately $452.1 million, and equity investments of approximately $168.0 million. These debt investments included approximately $0.1 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2015, we had investments in debt securities of, or loans to, 45 portfolio companies, with a fair value of approximately $468.9 million, and equity investments of approximately $187.8 million. These debt investments included approximately $0.6 million in accrued PIK interest.

A reconciliation of the investment portfolio for the three months ended March 31, 2016 and the year ended December 31, 2015 follows:

($ in millions)	March 31, 2016	December 31, 2015
Beginning Investment Portfolio	$656.7	$984.2
Portfolio Investments Acquired	12.8	234.8
Debt repayments	(2.7)	(224.2)
Sales of securities	(14.5)	(196.2)
Reductions to CLO equity cost value(1)	(11.4)	(41.6)
Payment in Kind(2)	0.1	0.5
Accretion of discounts on investments	0.2	3.9
Net Unrealized Depreciation	(20.6)	(98.4)
Net Realized Losses(3)	(0.5)	(6.3)
Ending Investment Portfolio	$620.1	$656.7

(1)	For the three months ended March 31, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $17.3 million and the effective yield interest income of approximately $5.9 million. For the year ended December 31, 2015, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.
(2)	Includes rounding adjustment to reconcile ending balance at December 31, 2015.
(3)	Includes rounding adjustment to reconcile ending balance at March 31, 2016.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
March 31, 2016	$12.8	$2.7	$11.4	$14.5
Total	$12.8	$2.7	$11.4	$14.5
December 31, 2015	$20.7	$62.7	$10.3	$145.2
September 31, 2015	66.3	47.0	9.9	—
June 30, 2015	88.2	80.3	9.7	33.4
March 31, 2015	59.6	34.2	11.7	17.6
Total	$234.8	$224.2	$41.6	$196.2

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$446.7	72.0%	$466.2	71.0%
Senior Unsecured Notes	—	—	—	—
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Equity	158.5	25.6%	179.0	27.3%
CLO Debt	4.8	0.8%	2.1	0.3%
Equity	9.5	1.5%	8.8	1.3%
Total	$620.1	100.0%	$656.7	100.0%

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$163.2	26.3%	$181.1	27.6%
Telecommunication services	91.4	14.7%	97.7	14.9%
Printing and publishing	57.1	9.2%	64.9	9.9%
Business services	51.6	8.3%	59.5	9.1%
Financial intermediaries	45.3	7.3%	45.8	7.0%
Software	33.0	5.3%	32.2	4.9%
Consumer services	26.4	4.3%	26.2	4.0%
Enterprise software	18.1	2.9%	17.5	2.7%
Utilities	15.6	2.5%	16.0	2.4%
Diversified insurance	15.3	2.5%	15.4	2.3%
Healthcare	15.3	2.5%	14.3	2.2%
Logistics	10.6	1.7%	10.3	1.6%
Leisure goods	9.6	1.5%	9.6	1.4%
Radio and television	9.3	1.5%	9.3	1.4%
Travel	9.3	1.5%	8.5	1.3%
Retail	8.4	1.4%	8.4	1.3%
Computer hardware	8.1	1.3%	8.5	1.3%
IT consulting	7.8	1.3%	6.8	1.0%
Grocery	6.9	1.1%	6.9	1.0%
Aerospace and defense	5.5	0.9%	5.5	0.8%
Auto parts manufacturer	5.4	0.9%	5.5	0.8%
Education	4.4	0.7%	4.4	0.7%
Pharmaceuticals	2.5	0.4%	2.4	0.4%
Total	$620.1	100.0%	$656.7	100.0%

(1)	Reflects our debt and equity investments in CLOs as of March 31, 2016 and December 31, 2015, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2016 and December 31, 2015, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At March 31, 2016 and December 31, 2015, our debt investment portfolio was graded as follows:

Grade	Summary Description	March 31, 2016
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	402.3	78.9%	378.9	83.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	84.7	16.6%	62.7	13.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.8	4.5%	10.5	2.3%
		$509.8	100.0%	$452.1	100.0%

Grade	Summary Description	December 31, 2015
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	405.9	79.0%	387.5	82.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.1	16.6%	67.9	14.5%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.7	4.4%	13.5	2.9%
		$513.7	100.0%	$468.9	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2016 to the three months ended March 31, 2015.

Investment Income

Investment income for the three months ended March 31, 2016 and March 31, 2015 was approximately $15.3 million and $21.7 million, respectively, reflecting a decrease of $6.4 million. The following tables set forth the components of investment income for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest income
Stated interest income	$8,646,061	$12,130,395
Original issue discount and market discount income	181,982	770,651
Payment-in-kind income	53,709	246,244
Discount income derived from unscheduled remittances at par	5,318	59,913
Total interest income	$8,887,070	$13,207,203
Income from securitization vehicles	$5,921,551	$8,163,181
Commitment, amendment and other fee income
Fee letters	$337,978	$334,700
Loan prepayment and bond call fees	—	—
All other fees	121,883	37,917
Total commitment, amendment and other fee income	$459,861	$372,617
Total investment income	$15,268,482	$21,743,001

The decrease in total investment income was primarily due to a reduction of income from securitization vehicles of $2.2 million resulting from: (i) lower yields due to the recent volatility in the corporate loans market and a lower cost basis in the CLO equity portfolio, (ii) a decrease in interest income of $4.3 million due to lower yields and a smaller portfolio resulting from loan sales to fund the repayment of the TICC Funding credit facility, and (iii) partially offset by a $0.1 million increase in total commitment, amendment and other fee income. The total principal value of income producing debt investments as of March 31, 2016 and March 31, 2015 was approximately $487.0 million and $716.0 million, respectively.

As of March 31, 2016, our debt investments had stated interest rates of between 4.25% and 15.0% and maturity dates of between 5 and 94 months compared to stated interest rates of 4.00% to 15.00% and maturity dates between 16 and 121 months as of March 31, 2015. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.1%, compared with 7.7% as of March 31, 2015. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of our investment in RBS Holding Company being placed on non-accrual during the fourth quarter of 2015 and yield compression resulting from loan repricing for the majority of the period.

Operating Expenses

Expenses before incentive fees for the quarter ended March 31, 2016 were approximately $11.2 million, which decreased approximately $0.3 million from the quarter ended March 31, 2015, attributable to lower investment advisory fees, interest expense and compensation expense partially offset by higher professional fees and general and administrative expenses. Expenses before incentive fees for the quarter ended March 31, 2015 were approximately $11.5 million.

The investment advisory fee for the quarter ended March 31, 2016 were approximately $3.7 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee for the quarter ended March 31, 2015 was approximately $5.0 million. The investment advisory fee for the quarter ended March 31, 2016 was lower because the weighted average gross assets declined due largely to lower fair values and the sale of certain assets to pay-off the TICC Funding credit facility during the fourth quarter of 2015. At March 31, 2016 and December 31, 2015, approximately $3.3 million and $4.2 million, respectively, of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

On March 9, 2016, TICC Management, in consultation with the Special Committee of the Board of Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee.

Under the terms of the fee waiver, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee was be revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

After these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

Interest expense and other debt financing expenses for the first quarter of 2016 were approximately $4.4 million, which was directly related to our TICC CLO 2012-1 debt and 7.50% Senior Convertible Notes due 2017 (“Convertible Notes”) compared with interest expense and other debt financing expenses of approximately $4.9 million for the quarter ended March 31, 2015. The primary driver of the decrease was the pay-off of the TICC Funding credit facility in the fourth quarter of 2015, partially off-set by higher interest rates on the variable rate debt of TICC CLO 2012-1.

The aggregate accrued interest which remained payable at March 31, 2016, was approximately $4.4 million, comprised of $0.8 million for the notes of TICC CLO 2012-1 and $3.6 million for the Convertible Notes. The aggregate interest payable at December 31, 2015, was approximately $2.1 million.

Professional fees, consisting of legal, valuation, audit and tax fees, were approximately $2.0 million for the quarter ended March 31, 2016, compared to approximately $0.6 million for the quarter ended March 31, 2015. This increase was primarily due to the engagement of legal and financial advisors to the Special Committee of the Board of Directors.

Compensation expenses were approximately $241,000 for the quarter ended March 31, 2016 compared to approximately $480,000 for the quarter ended March 31, 2015, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. This decrease was largely the result of staffing changes. At March 31, 2016 and December 31, 2015, respectively, approximately $64,000 and $0 of compensation expenses remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $893,000 for the three months ended March 31, 2016 compared to approximately $455,000 for the three months ended March 31, 2015. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the first quarter of 2016 was $0 compared to $(2.1) million in the first quarter of 2015. This increase results from the one time reversal of previously accrued incentive fees in the quarter ended March 31, 2015. No incentive fees were incurred for the quarter ended March 31, 2016.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2016 and March 31, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2016, we recognized net realized losses on investments of approximately $0.6 million, which primarily reflects the losses from the sale of several debt investments.

For the three months ended March 31, 2016, our net change in unrealized depreciation was approximately $20.6 million, composed of $12.4 million in gross unrealized appreciation, $33.3 million in gross unrealized depreciation and approximately $0.3 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $11.4 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended March 31, 2016 were as follows:

Portfolio Company	Changes in unrealized appreciation (depreciation)
Securus Technologies, Inc.	$3.1
Global Tel Link Corp.	2.0
Algorithmic Implementations, Inc.	1.4
Serena Software Inc.	1.2
Aricent Technologies, Inc.	(1.1)
Telos CLO 2013-3, Ltd.	(1.2)
Newmark Capital Funding 2013-1 CLO Ltd	(1.5)
Mountain Hawk III CLO, Ltd	(1.5)
Birch Communications, Inc.	(1.7)
RBS Holding Company	(3.1)
Merrill Communications, LLC	(3.6)
Source Hov, LLC	(8.6)
Net all other	(6.0)
Total	$(20.6)

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2016 and March 31, 2015 was approximately $4.0 million and $12.3 million, respectively, or a decrease of $8.3 million. The decrease was largely the result of lower investment income of $6.5 million and a reduction in total expenses of $1.8 million, as discussed above.

For the three months ended March 31, 2016, the net increase in net assets resulting from net investment income per common share was $0.08 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.21 (basic) and $0.20 (diluted) for the three months ended March 31, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2016, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended March 31, 2016, the net increase in the net assets resulting from core net investment income per common share was $0.29 (basic and diluted), compared to $0.38 (basic) and $0.35 (diluted) for the three months ended March 31, 2015.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net (Decrease) Increase in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations for the three months ended March 31, 2016 and March 31, 2015 was approximately $(17.1) million and $20.8 million, respectively, or a decrease of approximately $37.9 million. This decrease was largely due to lower net investment income of $8.3 million and greater unrealized depreciation on investments of $35.8 million, partially offset by a decrease in net realized losses of $6.2 million.

For the three months ended March 31, 2016, the net (decrease) in net assets resulting from operations per common share was $0.32 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.35 (basic) and $0.32 (diluted) for the three months ended March 31, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2016, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments.

Income from investments in the “equity” class securities of CLO equity vehicles, for GAAP purposes, is recorded using the effective interest method based upon an effective yield to the expected redemption utilizing estimated cash flows, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to be received and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional distributions”).

Further, as the RIC requirements are to distribute taxable earnings, core net investment income may provide a better indication of estimated taxable income for a reporting period than does GAAP net investment income, although we can offer no assurance that will be the case as the ultimate tax character of our earnings cannot be determined until tax returns are prepared after the end of a fiscal year. We note that these non-GAAP measures may not be useful indicators of taxable earnings, particularly during periods of market disruption and volatility.

The following tables provide a reconciliation of net investment income to core net investment income for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$4,044,516	$0.08	$0.08	$12,303,917	$0.21	$0.20
CLO equity additional distributions	11,434,828	0.21	0.21	10,331,053	0.17	0.15
Core net investment income	$15,479,344	$0.29	$0.29	$22,634,970	$0.38	$0.35

In addition, the following ratio is presented to supplement the financial highlights included in “Note 15. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Ratio of core net investment income to average net assets	18.94%	17.38%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Ratio of net investment income to average net assets	4.95%	9.45%
Ratio of CLO equity additional distributions to net assets	13.99%	7.93%
Ratio of core net investment income to average net assets	18.94%	17.38%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, cash and cash equivalents were $24.0 million as compared to $23.2 million at December 31, 2015. For the three months ended March 31, 2016, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $35.0 million, largely reflecting proceeds from principal repayments and reductions to cost value and sales of investments of approximately $25.0 million, net change in unrealized depreciation/appreciation of $20.6 million and reductions to CLO equity cost value of $11.4 million partially offset by purchases of new investments of approximately $7.7 million. For the three months ended March 31, 2016, net cash provided by investing activities of approximately $6.3 million reflects the change in restricted cash in the 2012 Securitization Issuance. For the three months ended March 31, 2016, net cash used by financing activities was approximately $40.5 million, reflecting the distribution of dividends and repurchase of common stock.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations is as follows as of March 31, 2016:

Contractual obligations	Total	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC CLO 2012-1 LLC	$240,000,000	$—	$—	$—	$240,000,000
TICC Convertible Notes	115,000,000	—	115,000,000	—	—
Total	$355,000,000	$—	$115,000,000	$—	$240,000,000

See also “Note 7. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Share Repurchase Program

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we may, but we are not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016.

During the three months ended March 31, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of our common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 11.6% of the net asset value per share at March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	5.48	2,155,303	39.5 million
February 1, 2016 – February 29, 2016	2,562,494	4.97	2,562,494	26.8 million
March 1, 2016 – March 31, 2016	199,229	5.17	199,229	25.8 million
Total – quarter ended March 31, 2016	4,917,026		4,917,026

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. The most recent borrowing was the TICC Funding revolving credit facility which occurred on October 27, 2014, at which point the asset coverage was in excess of 200%. As of March 31, 2016, the Company’s asset coverage for borrowed amounts was 183.5%. As a result of the asset coverage being less than 200%, we would be precluded from taking on additional borrowings.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

(dollars in thousands)	As of
	March 31, 2016				December 31, 2015
	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$176,000	$174,518	(1)	$173,668	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,592	(1)	19,700	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,307	(1)	22,080	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,213	(1)	20,265	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(2,546)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	240,000	234,084		235,713	240,000	233,887		237,887
Convertible Notes	115,000	114,016		114,425	115,000	113,862		115,863
Total	$355,000	$348,100		$350,138	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of March 31, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,482, $408, $693 and $787, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of March 31, 2016 were 4.57% and 5.5 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

The table below summarizes the components of interest expense for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$1,005.5	$49.5	$—	$1,055.0	$877.4	$48.9	$—	$926.3
TICC CLO 2012-1 LLC Class B-1 Notes	203.7	13.5	—	217.2	187.2	13.3	—	200.5
TICC CLO 2012-1 LLC Class C-1 Notes	307.7	22.6	—	330.3	287.2	22.1	—	309.3
TICC CLO 2012-1 LLC Class D-1 Notes	334.6	25.3	—	359.9	314.7	24.8	—	339.4
TICC CLO 2012-1 amortization of deferred debt	—	—	85.8	85.8	—	—	84.8	84.8
Convertible Notes	2,156.3	—	154.3	2,310.6	2,156.3	—	152.6	2,308.9
TICC Funding LLC	—	—	—	—	658.2	—	115.0	773.2
Total	$4,007.8	$110.9	$240.1	$4,358.8	$4,480.9	$109.1	$352.4	$4,942.4

The aggregate accrued interest which remained payable at March 31, 2016 and December 31, 2015, was approximately $4.4 million and $2.1 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of March 31, 2016, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/A1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Baa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of March 31, 2016.

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

As of March 31, 2016, there were 42 investments in portfolio companies with a total fair value of approximately $296.2 million collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at March 31, 2016 was approximately $0.8 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2016, TICC had a deferred debt issuance balance of approximately $2.5 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stated interest expense	$1,851,556	$1,666,418
Amortization of deferred issuance costs	85,720	84,778
Note discount expense	110,913	109,053
Total interest expense	$2,048,189	$1,860,249
Effective annualized average interest rate	3.42%	3.14%
Cash paid for interest	$1,794,940	$1,696,592

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through March 31, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2016, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2016
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.37910%	175	$963,963	$1,005,481	$49,536
Class B-1 Notes	4.12910%	350	198,986	203,704	13,489
Class C-1 Notes	5.37910%	475	302,306	307,732	22,562
Class D-1 Notes	6.37910%	575	329,685	334,639	25,326
Total			$1,794,940	$1,851,556	$110,913

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of March 31, 2016 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$176,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa1”	“A1”	“Baa1”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash dividends paid to common shares to the extent that the quarterly dividend exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at

March 31, 2016 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2016, the Company had a deferred debt issuance balance of approximately $1.0 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three months ended March 31, 2016 and 2015, respectively:

Convertible Notes	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stated interest expense	$2,156,250	$2,156,250
Amortization of deferred issuance costs	154,332	152,636
Total interest expense	$2,310,582	$2,308,886
Effective annualized average interest rate	8.06%	8.14%
Cash paid for interest	$—	$—

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

As of March 31, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CLO 2012-1 is a consolidated subsidiary of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO 2012-1 and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is currently based upon an effective yield calculation. Our final taxable earnings for the year ending December 31, 2015 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended March 31, 2016 was approximately $5.9 million, we received or were entitled to receive approximately $17.4 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2014:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
April 28, 2016	June 16, 2016	June 30, 2016	$0.29
February 15, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$0.58
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			$1.16	(1)

(1)	Includes a taxable return of capital of approximately $0.16 per share for tax purposes.

Related Parties

We have a number of business relationships with affiliated or related parties, including the following:

We have entered into the Amended Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement. Mr. Cohen is the managing member of and controls BDC Partners. Mr. Rosenthal is also the President of TICC Management and a member of BDC Partners.

Mr. Royce has a minority, non-controlling interest in TICC Management, but he does not take part in the management or participate in the operations of TICC Management; however, Mr. Royce has agreed to make himself available to TICC Management to provide certain consulting services without compensation.

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in debt and equity tranches of CLO vehicles, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. As a result, Messrs. Cohen and Rosenthal may be subject to certain conflicts of interests with respect to their management of our portfolio on the one hand, and their respective obligations to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC on the other hand.

BDC Partners has adopted a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC in view of the potential conflicts of interest raised by the relationships described above. The allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, among other factors, investments that are suitable for more than one entity will be allocated on a pro rata basis, based on each entity’s order size.

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

RECENT DEVELOPMENTS

On April 28, 2016, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on June 30, 2016 to shareholders of record as of June 16, 2016.

On May 4, 2016, we realized an insurance recovery of approximately $791,000 related to certain litigation costs incurred in connection with the litigation described in “Note 14. Commitments and Contingencies” in the notes to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, one debt investment in our portfolio was at a fixed rate, and the remaining forty-seven debt investments were at variable rates, representing approximately $0.6 million and $509.2 million in principal debt, respectively. At March 31, 2016, approximately $486.4 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2016. We have also assumed outstanding variable rate borrowings of $240 million. Under this analysis, net investment income would increase by $0.5 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $10.7 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our Core Net Investment Income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of March 31, 2016. Under this analysis, the effect on core net investment income would be a decrease of approximately $11.6 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on core net investment income would be a decrease of approximately $0.8 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the nine months ended March 31, 2016, and we did not issue shares of common stock under our dividend reinvestment plan.

Issuer Purchases of Equity Securities

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we may, but we are not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016.

During the three months ended March 31, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of our common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 11.6% of the net asset value per share at March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	5.48	2,155,303	39.5 million
February 1, 2016 – February 29, 2016	2,562,494	4.97	2,562,494	26.8 million
March 1, 2016 – March 31, 2016	199,229	5.17	199,229	25.8 million
Total – quarter ended March 31, 2016	4,917,026		4,917,026

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
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp.,
TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on
Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp.,
TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	TICC Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by referrence to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on March 10, 2016).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: May 5, 2016	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2016	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)