Form 10-Q
period 2016-06-30
TICC Capital Corp.
filed 2016-08-05
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 4, 2016 was 51,479,409.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Non-affiliated/non-control investments (cost: $728,791,240 @ 6/30/16; $767,295,604 @12/31/15)	$620,716,978	$638,890,282
Affiliated investments (cost: $7,442,501 @ 6/30/16; $7,392,352 @ 12/31/15)	8,978,584	6,825,269
Control investments (cost: $0 @ 6/30/16; $16,750,000 @ 12/31/15)	—	11,000,000
Total investments at fair value (cost: $736,233,741 @ 6/30/16; $791,437,956 @ 12/31/15)	629,695,562	656,715,551
Cash and cash equivalents	13,511,803	23,181,677
Restricted cash	39,617,766	17,965,232
Interest and distributions receivable	12,116,200	12,268,997
Securities sold not settled	25,988	7,845,706
Other assets	1,288,879	321,044
Total assets	$696,256,198	$718,298,207
LIABILITIES
Accrued interest payable	$2,225,755	$2,139,866
Investment advisory fee and net investment income incentive fee payable to affiliate	3,655,528	4,195,901
Securities purchased not settled	2,759,526	—
Accrued expenses	2,525,420	3,278,587
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	234,280,558	233,887,130
Convertible senior notes payable, net of deferred issuance costs	114,170,676	113,862,012
Total liabilities	359,617,463	357,363,496
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 51,479,409 and 56,396,435 shares issued and outstanding, respectively	514,794	563,965
Capital in excess of par value	568,508,328	594,047,019
Net unrealized depreciation on investments	(106,538,179)	(134,722,405)
Accumulated net realized losses on investments	(76,650,492)	(68,772,889)
Distributions in excess of net investment income	(49,195,716)	(30,180,979)
Total net assets	336,638,735	360,934,711
Total liabilities and net assets	$696,256,198	$718,298,207
Net asset value per common share	$6.54	$6.40

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		$15,699,896	$15,556,525	$15,307,399
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 01, 2019(4)(5)(6)(10)(17)		2,464,821	2,462,806	2,446,335
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)		8,820,186	8,771,730	7,761,764
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,005,637	10,780,000
Avantor Performance Materials	business services
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due June 21, 2023(4)(5)(17)		6,000,000	5,880,096	5,880,000
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(14)(15)		22,690,335	21,809,340	18,606,075
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(10)(15)		4,701,389	4,713,256	4,160,729
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,727,817	10,702,357	10,477,537
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		12,692,786	12,676,257	12,248,538
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,976,404	2,790,000
CRCI Holdings, Inc. (aka “CLEAResult)	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(17)		9,747,500	9,721,503	9,503,813
incremental first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(17)		6,434,757	6,420,929	6,273,888
CT Technologies Intermediate Holdings, Inc. (aka “Healthport”)	healthcare
first lien senior secured notes, LIBOR + 4.25%, (1.00% floor) due December 01, 2021(4)(5)(6)(10)(17)		1,386,000	1,379,889	1,358,280
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		6,082,198	6,041,604	4,338,614
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 12, 2018(4)(5)(6)(10)(17)		3,035,078	3,040,375	3,004,727
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(10)(17)		13,982,241	13,821,756	13,353,040
Global Healthcare Exchange	healthcare
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due August 13, 2022(4)(5)(6)(10)(15)		8,932,613	8,891,538	8,932,613
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(10)(15)		$9,262,501	$9,239,256	$9,146,720
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		5,920,699	5,899,171	5,300,861
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,892,867	10,616,710
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25 (1.00% floor) due October 18, 2021(4)(5)(6)(10)(14)(15)		8,955,000	8,791,287	8,770,348
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(14)(15)		10,000,000	9,655,692	9,500,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		5,094,081	5,012,458	4,584,673
Imagine! Print Solutions	business services
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due March 30, 2022(4)(5)(10)(15)		3,990,000	3,955,000	3,970,050
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)		5,206,890	5,184,927	5,076,718
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(6)(10)(14)(15)		10,806,404	10,863,518	9,887,860
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(14)(15)		17,640,000	17,360,084	17,332,535
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,802,353	23,545,535	21,481,624
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,310,046	9,256,763	8,891,094
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,671,500	5,621,287	5,402,104
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,363,900	15,288,646	14,831,080
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due September 29,2020(4)(5)(6)(10)(18)		9,021,607	8,986,018	8,976,499
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 3.25% (1.00% floor) due March 11, 2022(4)(5)(6)(10)(15)(18)		1,980,000	1,970,922	1,975,050
Premiere Global Services, Inc.	chemicals
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 18, 2021(4)(5)(6)(10)(15)		14,812,010	13,325,747	13,330,809
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
RBS Holding Company	printing and publishing
second lien senior secured notes, PRIME + 7.00% + 2.00% default due March 23, 2016(4)(5)(6)(9)		$22,759,516	$15,506,602	$11,425,277
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,932,500	8,892,340	8,843,175
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,854,669	5,819,515	5,521,714
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,377,335	5,696,000
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due February 08, 2019(4)(5)(6)(10)(18)		9,430,662	9,453,166	9,407,085
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		16,987,500	16,596,827	12,342,438
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,534,889	7,987,500
Stratose Intermediate Holdings II	healthcare
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due January 26, 2022(4)(5)(6)(10)(15)		4,975,000	4,927,922	4,975,000
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		8,250,000	8,180,273	7,981,875
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(10)(15)		9,403,413	9,350,422	9,297,625
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		12,286,448	12,187,926	11,610,693
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)		9,188,732	9,040,796	9,096,845
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,612,240	2,601,806
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		9,828,733	9,750,824	9,356,954
Total Senior Secured Notes			$448,952,257	$412,442,074	122.5%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$622,920	$618,261	$629,149
Total Subordinated Debt			$618,261	$629,149	0.2%
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Debt Investments
Catamaran CLO 2012-1 Ltd.	structured finance
CLO secured class E notes, LIBOR + 5.25% due December 20, 2023(4)(5)(11)(12)(15)		$4,000,000	$2,752,325	$3,174,800
CIFC Funding 2012-1, Ltd.	structured finance
CLO secured class B3R notes, LIBOR + 7.83% due August 14, 2024(4)(5)(11)(12)(15)		2,000,000	1,651,406	1,550,000
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		3,000,000	2,788,610	1,880,100
Total Collateralized Loan Obligation – Debt Investments			$7,192,341	$6,604,900	2.0%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 58.76% due September 20, 2023(11)(12)(19)(20)		$6,000,000	$2,197,157	$2,460,000
ALM X, Ltd.	structured finance
CLO preference shares, estimated yield 21.78% due January 15, 2025(11)(12)(19)(20)		3,801,000	2,587,735	2,593,317
ALM XII, Ltd.	structured finance
CLO preference shares, estimated yield 18.99% due April 16, 2027(11)(12)(19)(20)		2,825,000	2,451,703	2,401,250
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 24.66% due October 30, 2023(11)(12)(19)(20)		6,000,000	3,340,013	2,640,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.75% due May 10, 2025(11)(12)(19)(20)		12,921,429	7,872,678	6,202,286
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 4.28% due January 17, 2024(11)(12)(19)(20)		15,500,000	10,294,819	6,820,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 5.10% due April 15, 2025(11)(12)(19)(20)		10,500,000	6,708,840	4,258,249
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.13% due April 17, 2026(11)(12)(19)(20)		12,750,000	9,409,679	6,240,823
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.50% due July 15, 2024(11)(12)(19)(20)		23,450,000	20,967,353	14,299,564
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.78% due April 18, 2025(11)(12)(19)(20)		10,125,000	7,030,284	5,886,917
Carlyle Global Market Strategies CLO 2014-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.36% due October 15, 2026(11)(12)(14)(19)(20)		25,784,000	18,404,728	18,003,917
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -14.41% due December 20, 2023(11)(12)(19)(20)		23,000,000	12,971,150	4,140,000
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Catamaran CLO 2013-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 15.41% due January 27, 2025(11)(12)(19)(20)		$14,700,000	$9,638,879	$7,497,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.53% due March 09, 2025(11)(12)(19)(20)		18,750,000	14,070,499	12,187,500
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 21.53% due August 14, 2024(11)(12)(19)(20)		12,750,000	7,303,328	4,717,500
FINN Square CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 26.31% due December 24, 2023(11)(12)(19)(20)		5,500,000	2,206,069	2,310,000
GoldenTree Loan Opportunities VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.81% due August 14, 2024(11)(12)(19)(20)		4,670,000	2,977,127	3,128,900
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 12.08% due April 28, 2025(11)(12)(19)(20)		8,000,000	5,598,450	3,860,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 10.51% due October 18, 2026(11)(12)(19)(20)		5,000,000	3,592,246	2,100,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.87% due October 20, 2025(11)(12)(19)(20)		14,000,000	11,896,222	10,173,989
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 7.70% due January 17, 2027(11)(12)(19)(20)		8,000,000	5,476,339	2,880,000
KVK CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 43.57% due January 15, 2026(11)(12)(19)(20)		5,000,000	1,834,437	1,950,000
Madison Park Funding XIX, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.80% due January 22, 2029(11)(12)(19)(20)		5,422,500	6,373,537	6,398,550
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield -0.36% due October 15, 2023(11)(12)(19)(20)		16,217,000	10,618,808	5,647,012
MidOcean Credit CLO IV	structured finance
CLO income notes, estimated yield 19.69% due April 15, 2027(11)(12)(19)(20)		9,500,000	7,398,245	7,030,000
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield -2.13% due April 18, 2025(11)(12)(19)(20)		17,200,000	11,155,970	5,134,732
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	356,978
Neuberger Berman CLO XVI, Ltd.	structured finance
CLO subordinated notes, estimated yield 31.82% due April 15, 2026(11)(12)(19)(20)		2,500,000	1,062,818	1,075,000
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 2.08% due June 02, 2025(11)(12)(19)(20)		$20,000,000	$12,122,114	$6,600,000
Shackleton 2013-III CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 2.03% due April 15, 2025(11)(12)(19)(20)		5,407,500	3,959,337	2,109,450
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 5.41% due January 13, 2025(11)(12)(19)(20)		21,500,000	15,940,844	8,695,962
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.03% due January 17, 2024(11)(12)(19)(20)		10,416,666	7,681,883	4,687,500
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 28.93% due July 17, 2024(11)(12)(19)(20)		11,350,000	7,183,572	5,536,204
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.46% due April 17, 2015(11)(12)(19)(20)		10,500,000	7,731,246	4,664,001
Venture XV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 28.63% due July 15, 2025(11)(12)(19)(20)		5,000,000	2,408,824	2,600,000
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.46% due January 15, 2024(11)(12)(19)(20)		7,500,000	5,411,574	4,576,096
York CLO-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.01% due January 22, 2027(11)(12)(19)(20)		7,000,000	5,167,978	5,250,000
CLO equity side letter related investments(11)(12)(13)	structured finance
			—	2,160,838
Total Collateralized Loan Obligation – Equity Investments			$273,046,485	$199,273,535	59.2%
Common Stock
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	$1,712,397	$4,498,275
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	211,969
Total Common Stock			$2,247,397	$4,710,244	1.4%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	$3,677,000	$5,535,660
Total Preferred Equity			$3,677,000	$5,535,660	1.7%
Other Investments
Earnout payments(21)	software	—	$500,000	$500,000
			$500,000	$500,000	0.1%
Total Investments(8)			$736,233,741	$629,695,562	187.1%

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2016
(unaudited)

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,705,118 of principal amount of debt investments which contain a PIK provision at June 30, 2016.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $9,763,449; aggregate gross unrealized depreciation for federal income tax purposes is $175,913,397. Net unrealized depreciation is $166,149,948 based upon a tax cost basis of $795,845,510.
(9)	This investment is on non-accrual.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, the Company held qualifying assets that represented 69.6% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(21)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$8,370,025	$12,484,047	$16,835,836	$25,304,944
Income from securitization vehicles and investments	7,980,865	9,616,239	13,902,416	17,779,420
Commitment, amendment fee income and other income	389,965	1,239,754	849,826	1,612,371
Total investment income from non-affiliated/non-control investments	16,740,855	23,340,040	31,588,078	44,696,735
From affiliated investments:
Interest income – debt investments	80,287	95,032	159,712	142,481
Total investment income from affiliated investments	80,287	95,032	159,712	142,481
From control investments:
Interest income – debt investments	225,385	341,835	567,219	680,692
Total investment income from control investments	225,385	341,835	567,219	680,692
Total investment income	17,046,527	23,776,907	32,315,009	45,519,908
EXPENSES
Compensation expense	178,955	395,980	420,140	875,633
Investment advisory fees	2,411,762	5,308,443	6,117,485	10,318,686
Professional fees	1,182,148	905,924	3,207,533	1,511,776
Interest expense	4,434,109	4,996,214	8,792,881	9,938,572
General and administrative	796,981	729,117	1,689,884	1,184,450
Total expenses before incentive fees	9,003,955	12,335,678	20,227,923	23,829,117
Net investment income incentive fees	1,243,766	549,103	1,243,766	(1,505,252)
Total expenses	10,247,721	12,884,781	21,471,689	22,323,865
Net investment income	6,798,806	10,892,126	10,843,320	23,196,043
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	43,225,203	(4,523,697)	20,331,060	3,040,553
Affiliated investments	1,167,429	(442,785)	2,103,166	7,182,090
Control investments	4,400,000	—	5,750,000	—
Total net change in unrealized appreciation/depreciation on investments	48,792,632	(4,966,482)	28,184,226	10,222,643
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	(4,327,598)	4,110,376	(4,877,603)	4,200,062
Affiliated investments	—	—	—	(6,762,328)
Control investments	(3,000,000)	—	(3,000,000)
Total net realized (losses) gains on investments	(7,327,598)	4,110,376	(7,877,603)	(2,562,266)
Net increase in net assets resulting from operations	$48,263,840	$10,036,020	$31,149,943	$30,856,420

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net increase in net assets resulting from net investment income per common share:
Basic	$0.13	$0.18	$0.21	$0.39
Diluted	$0.13	$0.18	$0.21	$0.38
Net increase in net assets resulting from operations per common share:
Basic	$0.94	$0.17	$0.60	$0.51
Diluted	$0.81	$0.17	$0.57	$0.49
Weighted average shares of common stock outstanding:
Basic	51,479,409	59,987,986	52,241,381	60,002,434
Diluted	61,512,561	70,021,138	62,274,533	70,035,586
Distributions per share	$0.29	$0.29	$0.58	$0.56

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Increase/(decrease) in net assets from operations:
Net investment income	$10,843,320	$38,580,922
Net realized losses on investments	(7,877,603)	(6,337,088)
Net change in unrealized appreciation/depreciation on investments	28,184,226	(98,377,483)
Net increase/(decrease) in net assets resulting from operations	31,149,943	(66,133,649)
Distributions to shareholders
Distributions from net investment income	(29,858,057)	(67,646,991)
Total distributions to shareholders	(29,858,057)	(67,646,991)
Capital share transactions:
Repurchase of common stock	(25,587,862)	(26,097,710)
Net decrease in net assets from capital share transactions	(25,587,862)	(26,097,710)
Total decrease in net assets	(24,295,976)	(159,878,350)
Net assets at beginning of period	360,934,711	520,813,061
Net assets at end of period (including over distributed net investment income of $49,195,716 and $30,180,979, respectively)	$336,638,735	$360,934,711
Capital share activity:
Shares repurchased	(4,917,026)	(3,907,344)
Net decrease in capital share activity	(4,917,026)	(3,907,344)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$31,149,943	$30,856,420
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(457,289)	(1,509,693)
Accretion of discount on notes payable and deferred debt issuance costs	702,093	928,265
Increase in investments due to PIK	(105,947)	(501,944)
Purchases of investments	(83,464,375)	(131,306,064)
Repayments of principal and reductions to investment cost value	62,760,559	107,124,711
Proceeds from the sale of investments	58,243,096	44,833,177
Net realized losses on investments	7,877,603	2,562,266
Reductions to CLO equity cost value	20,929,811	20,278,602
Net change in unrealized depreciation/appreciation on investments	(28,184,226)	(10,222,643)
Decrease (increase) in interest and distributions receivable	152,797	(1,118,162)
(Increase) decrease in other assets	(967,835)	14,132
Increase in accrued interest payable	85,889	189,313
Decrease in investment advisory fee and net investment income incentive fee payable	(540,373)	(325,939)
(Decrease) increase in accrued expenses	(753,167)	236,031
Net cash provided by operating activities	67,428,579	62,038,472
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(21,652,534)	(32,883,166)
Net cash used in investing activities	(21,652,534)	(32,883,166)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $0 and $0, respectively)	(29,858,057)	(33,593,272)
Repurchase of common stock	(25,587,862)	(2,386,209)
Net cash used in financing activities	(55,445,919)	(35,979,481)
Net decrease in cash and cash equivalents	(9,669,874)	(6,824,175)
Cash and cash equivalents, beginning of period	23,181,677	20,505,323
Cash and cash equivalents, end of period	$13,511,803	$13,681,148
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$25,988	$6,215,178
Securities purchased not settled	$2,759,526	$20,561,372
Cash paid for interest	$8,004,900	$8,820,992

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
JUNE 30, 2016
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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TICC CLO 2012-1 and TICC Funding. All inter-company accounts and transactions have been eliminated in consolidation.

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO 2012-1 and

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

TICC Funding would be considered investment companies but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and were established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in these entities and controls the decision-making power that drives their economic performance. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries in its financial statements, and follows the accounting and reporting guidance in ASC 946-810.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated results of operation and financial condition.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

As of June 30, 2016 and December 31, 2015, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and is not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an ongoing basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of June 30, 2016.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
JUNE 30, 2016
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2016 and December 31, 2015, the Company’s investment in RBS Holding Company’s second lien senior secured notes was on non-accrual status.

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

Payment-In-Kind

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To maintain its status as a RIC, this income must be paid out to stockholders in the form of distributions, even though TICC has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued Accounting Standards Update 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition, however, at June 30, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of approximately $3.3 million and approximately $3.8 million, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have been adjusted to reflect the retrospective application, as required by ASU 2015-03.

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
JUNE 30, 2016
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

OTHER ASSETS

Other assets consists of funds held in escrow from sales of investments, prepaid expenses associated primarily with insurance and deferred equity offering costs. At June 30, 2016, funds held in escrow totaled approximately $740,000 related to the sale of Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released during the fourth quarter of 2017, net of settlement of any indemnity claims and expenses related to the transaction.

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, TICC is required to distribute at least 90% of its investment company taxable income annually, meet asset diversification requirements quarterly and file Form 1120-RIC, as defined by the Code.

Because U.S. federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For tax purposes, the cost basis of the portfolio investments at June 30, 2016 and December 31, 2015, was $795,845,510 and $830,119,903, respectively.

NOTE 5. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at June 30, 2016 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes(1)	$—	$6.1	$406.4	$412.5
Subordinated Debt	—	—	0.6	.6
CLO Debt	—	—	6.6	6.6
CLO Equity	—	—	199.3	199.3
Equity and Other Investments	—	—	10.7	10.7
Total	$—	$6.1	$623.6	$629.7

(1)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2016 and December 31, 2015, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of June 30, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$354.3	Market quotes	NBIB(1)	53.3% – 100.0%/90.6%
	32.2	Yield Analysis	NBIB(1)	96.5% – 98.3%/97.5%
			Discount Margin	7.8%/ncm(4)
	5.9	Recent transactions	Actual trade/payoff(6)	98.0%/ncm(4)
	14.0	Market quotes/Enterprise value	NBIB(1)	50.2% – 98.6%/55.2%
			EBITDA multiples(2)	3.5x – 5.0x/ncm(4)
subordinated	0.6	Market quotes/Enterprise value	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	3.5x – 4.5x/ncm(4)
CLO debt	6.6	Market quotes	NBIB(1)	62.7% – 79.4%/73.4%
CLO equity	162.9	Market quotes	NBIB(1)	18.0% – 118.0%/49.5%
	2.5	Discounted cash flow(5)	Discount rate(3)(5)	4.9% – 18.3%/11.9%
	20.1	Recent transactions	Actual trade/payoff(6)	39.0% – 69.8%/64.5%
	13.8	Yield Analysis	NBIB(1)	29.9% – 48.3%/36.2%
Equity Shares	10.2	Enterprise value(7)	EBITDA(2)	$43.6 – $174.7/ncm(4)
			Market multiples(2)	3.5x – 9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.5	Discounted cash flow	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$623.6

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

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
JUNE 30, 2016
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
JUNE 30, 2016
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,568	$174,900	$—	$—	$174,900
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,605	19,950	—	—	19,950
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,329	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,238	20,423	—	—	20,423
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,460)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	234,280	238,043	—	—	238,043
2017 Convertible Notes(2)	114,171	115,863			115,863
Total	$348,451	$353,906	$—	$—	$353,906

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $829 at June 30, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended June 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at March 31, 2016	$424.8	$0.6	$4.8	$158.5	$9.5	$598.2
Realized gains (losses) included in earnings	0.3	—	—	(4.7)	(3.0)	(7.4)
Unrealized appreciation included in earnings(1)	7.6	—	0.1	37.1	3.7	48.5
Accretion of discount	0.2	—	0.1	—	—	0.3
Purchases	33.4	—	1.6	37.9	0.5	73.4
Repayments and Sales	(59.9)	—	—	(20.0)	—	(79.9)
Reductions to CLO Equity cost value(2)	—	—	—	(9.5)	—	(9.5)
Payment in Kind income(1)	—	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at June 30, 2016	$406.4	$0.6	$6.6	$199.3	$10.7	$623.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$5.1	$—	$0.1	$30.6	$0.8	$36.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $17.5 million and the effective yield interest income of approximately $8.0 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the six months ended June 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized losses included in earnings	(0.3)	—	—	(4.7)	(3.0)	(8.0)
Unrealized (depreciation) appreciation included in earnings(1)	(4.3)	—	—	27.6	4.4	27.7
Accretion of discount(1)	0.3	—	0.2	—	—	0.5
Purchases	43.1	—	4.3	38.3	0.5	86.2
Repayments and Sales(1)	(77.0)	—	—	(20.0)	—	(97.0)
Reductions to CLO Equity cost value(2)	—	—	—	(20.9)	—	(20.9)
Payment in Kind income	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	0.0
Balance at June 30, 2016	$406.4	$0.6	$6.6	$199.3	$10.7	$623.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(9.2)	$—	$—	$21.3	$1.4	$13.5

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $34.8 million and the effective yield interest income of approximately $13.9 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$—	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	—	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	—	—	0.2	—	—	3.9
Purchases	158.9	—	0.5	—	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	—	—	—	—	(41.6)	—	(41.6)
Payment in Kind income	0.2	0.2	0.2	—	—	—	0.6
Transfers in and/or (out) of level 3	—	—	—	—	—	—	—
Balance at December 31, 2015	$444.5	$—	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$—	$—	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$412.5	65.5%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	6.6	1.0%	2.1	0.3%
CLO Equity	199.3	31.6%	179.0	27.3%
Equity	10.7	1.8%	8.8	1.3%
Total	$629.7	100.0%	$656.7	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At June 30, 2016 and December 31, 2015, respectively, cash, cash equivalents and restricted cash were as follows:

	June 30, 2016	December 31, 2015
Cash	$1,174,992	$11,639,441
Cash Equivalents	12,336,811	11,542,236
Total Cash and Cash Equivalents	$13,511,803	$23,181,677
Restricted Cash	$39,617,766	$17,965,232

NOTE 7. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of June 30, 2016, the Company’s asset coverage for borrowed amounts was 193%. As a result of the asset coverage being less than 200%, the Company would be precluded from taking on additional borrowings.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	June 30, 2016				December 31, 2015
(dollars in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$176,000	$174,568	(1)	$174,900	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,605	(1)	19,950	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,329	(1)	22,770	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,238	(1)	20,423	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(2,460)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	240,000	234,280		238,043	240,000	233,887		237,887
2017 Convertible Notes	115,000	114,171		115,863	115,000	113,862		115,863
Total	$355,000	$348,451		$353,906	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of June 30, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,432, $395, $671 and $762, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2016 were 4.59% and 5.3 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The table below summarizes the components of interest expense for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(dollars in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$1,064.4	$49.6	$—	$1,114.0	$898.5	$49.5	$—	$948.0
TICC CLO 2012-1 LLC Class B-1 Notes	209.4	13.5	—	222.9	190.6	13.4	—	204.0
TICC CLO 2012-1 LLC Class C-1 Notes	313.5	22.6	—	336.1	291.8	22.4	—	314.2
TICC CLO 2012-1 LLC Class D-1 Notes	339.3	25.4	—	364.7	319.5	25.1	—	344.6
TICC CLO 2012-1 amortization of deferred debt issuance cost	—	—	85.8	85.8	—	—	85.8	85.8
2017 Convertible Notes	2,156.3	—	154.3	2,310.6	2,156.3	—	154.3	2,310.6
TICC Funding LLC	—	—	—	—	672.7	—	116.3	789.0
Total	$4,082.9	$111.1	$240.1	$4,434.1	$4,529.4	$110.4	$356.4	$4,996.2

The table below summarizes the components of interest expense for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(dollars in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$2,069.9	$99.1	$—	$2,169.0	$1,776.9	$98.4	$—	$1,875.3
TICC CLO 2012-1 LLC Class B-1 Notes	413.1	27.0	—	440.1	378.9	26.7	—	405.6
TICC CLO 2012-1 LLC Class C-1 Notes	621.2	45.2	—	666.4	581.0	44.5	—	625.5
TICC CLO 2012-1 LLC Class D-1 Notes	673.9	50.7	—	724.6	636.7	49.9	—	686.6
TICC CLO 2012-1 amortization of deferred debt issuance cost	—	—	171.6	171.6	—	—	170.5	170.5
2017 Convertible Notes	4,312.6	—	308.6	4,621.2	4,312.5	—	307.0	4,619.5
TICC Funding LLC	—	—	—	—	1,330.9	—	231.3	1,562.2
Total	$8,090.7	$222.0	$480.2	$8,792.9	$9,016.9	$219.5	$708.8	$9,945.2

The aggregate accrued interest which remained payable at June 30, 2016 and December 31, 2015, was approximately $2.2 million and $2.1 million, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2016, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/A1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Baa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of June 30, 2016.

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

As of June 30, 2016, there were 37 investments in portfolio companies with a total fair value of approximately $268.6 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at June 30, 2016 was approximately $0.8 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of June 30, 2016, TICC had a deferred debt issuance balance of approximately $2.5 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Stated interest expense	$1,926,732	$1,700,489	$3,778,288	$3,366,907
Amortization of deferred issuance costs	85,720	85,720	171,440	170,498
Note discount expense	111,075	110,424	221,988	219,477
Total interest expense	$2,123,527	$1,896,633	$4,171,716	$3,756,882
Effective annualized average interest rate	3.55%	3.17%	3.49%	3.16%
Cash paid for interest	$1,897,460	$1,676,960	$3,692,400	$3,373,552

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through June 30, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2016, respectively, is as follows:

			Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.41230%	175	$1,046,804	$1,064,441	$49,559	$2,010,767	$2,069,922	$99,095
Class B-1 Notes	4.16230%	350	206,455	209,431	13,505	405,441	413,135	$26,994
Class C-1 Notes	5.41230%	475	309,298	313,520	22,611	611,604	621,252	$45,173
Class D-1 Notes	6.41230%	575	334,903	339,340	25,400	664,588	673,979	$50,726
Total			$1,897,460	$1,926,732	$111,075	$3,692,400	$3,778,288	$221,988

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2015 is as follows:

TICC CLO 2012-1 LLC			Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.03200%	175	$885,104	$898,529	$49,469	$1,776,946	$1,775,902	$98,372
Class B-1 Notes	3.78200%	350	188,080	190,578	13,438	378,870	377,780	26,712
Class C-1 Notes	5.03200%	475	288,167	291,838	22,413	581,048	578,995	44,532
Class D-1 Notes	6.03200%	575	315,609	319,544	25,104	636,688	634,230	49,861
Total			$1,676,960	$1,700,489	$110,424	$3,373,552	$3,366,907	$219,477

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2016 are as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2015 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the 7.50% Senior Convertible Notes due 2017 (“Convertible Notes”) and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at June 30, 2016 was approximately $1.4 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2016, the Company had a deferred debt issuance balance of approximately $0.8 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and six months ended June 30, 2016 and 2015, respectively:

2017 Convertible Notes	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Stated interest expense	$2,156,250	$2,156,250	$4,312,500	$4,312,500
Amortization of deferred issuance costs	154,332	154,332	308,665	306,968
Total interest expense	$2,310,582	$2,310,582	$4,621,165	$4,619,468
Effective annualized average interest rate	8.06%	8.06%	8.06%	8.10%
Cash paid for interest	$4,312,500	$4,312,500	$4,312,500	$4,312,500

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

As of June 30, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$6,798,806	$10,892,126	$10,843,320	$23,196,043
Weighted average common shares outstanding – basic	51,479,409	59,987,986	52,241,381	60,002,434
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.13	$0.18	$0.21	$0.39
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$6,798,806	$10,892,126	$10,843,320	$23,196,043
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees(2)	—	—	—	3,708,297
Net investment income, as adjusted(1)(2)	$6,798,806	$10,892,126	$10,843,320	$26,904,340
Weighted average common shares outstanding – basic	51,479,409	59,987,986	52,241,381	60,002,434
Adjustments for dilutive effect of convertible notes(2)	—	—	—	10,033,152
Weighted average common shares outstanding – diluted(2)	51,479,409	59,987,986	52,241,381	70,035,586
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.13	$0.18	$0.21	$0.38

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations	$48,263,840	$10,036,020	$31,149,943	$30,856,420
Weighted average common shares outstanding – basic	51,479,409	59,987,986	52,241,381	60,002,434
Net increase in net assets resulting from operations per common share – basic	$0.94	$0.17	$0.60	$0.51
Net increase in net assets resulting from operations per common share – diluted
Net increase in net assets resulting from operations, before adjustments	$48,263,840	$10,036,020	$31,149,943	$30,856,420
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees	1,848,467	—	4,109,044	3,708,297
Net increase in net assets resulting from operations, as adjusted	$50,112,307	$10,036,020	$35,258,987	$34,564,717
Weighted average common shares outstanding – basic	51,479,409	59,987,986	52,241,381	60,002,434
Adjustments for dilutive effect of convertible notes	10,033,152	—	10,033,152	10,033,152
Weighted average common shares outstanding – diluted	61,512,561	59,987,986	62,274,533	70,035,586
Net increase in net assets resulting from operations per common share – diluted	$0.81	$0.17	$0.57	$0.49

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE  – (continued)

(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and six month periods ended June 30, 2016 and the three months ended June 30, 2015 the adjustments for interest on Convertible Notes, base management fees, deferred issuance costs and incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the diluted earnings per share computation. The following table represents the adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interset on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$1,848,467	$1,855,170	$4,109,044	$—
Share adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	10,033,152	—
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible senior notes, deferred issuance cost, base management fees and incentive fees	$—	$1,855,170	$—	$—
Share ajustments for dilutive effect of convertible notes	—	10,033,152	—	—

NOTE 9. RELATED PARTY TRANSACTIONS

In March 2016, TICC Management, LLC, in consultation with the independent members of the Board of Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee. Under the terms of the fee waiver letter, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee was revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

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

Investment Advisory Fees

The Company has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is calculated at an annual rate of 1.5%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets have decreased during the quarter.

The following table represents the Base Fee for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Investment advisory fee	$2,411,762	$5,308,443	$6,117,485	$10,318,686

The investment advisory fee payable to TICC Management as of June 30, 2016 and December 31, 2015, was $2,411,762 and $4,195,901, respectively.

Net Investment Income Incentive Fee

The incentive fee has two parts, net investment income incentive fee and capital gains incentive fee. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, income from securitization vehicles and equity investments and any other income (including any other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. “Pre-Incentive Fee Net Investment Income,” expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

From January 1, 2005 through March 31, 2016, the annual hurdle rate was determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2015, 2014 and 2013 calendar years were 6.65%, 6.75% and 5.72%, respectively. The hurdle rate through March 31, 2016, calculated as of December 31, 2015, was 6.76%.

Effective April 1, 2016, the calculation of the Company’s net investment income incentive fee was revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management a net investment income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate). The hurdle rate was changed from a variable rate to a fixed rate of 7.00%. Additionally, effective April 1, 2016, the net investment income incentive fee incorporates a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter. Under the revised net investment income incentive fee terms, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period will not be higher than those aggregate fees would have been earned prior to the adoption of these changes.

The following table represents the net investment income incentive fees for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net investment income incentive fee	$1,243,766	$549,103	$1,243,766	$(1,505,252)

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

The net investment income incentive fee payable to TICC Management as of June 30, 2016 and December 31, 2015, was approximately $1,243,766 and $0, respectively.

In addition, in the event the Company recognizes payment-in-kind, or “PIK,” interest income in excess of its available capital, the Company may be required to liquidate assets in order to pay a portion of the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

incentive fee. TICC Management, however, is not required to reimburse the Company for the portion of any incentive fees attributable to PIK loan interest income in the event of a subsequent default.

Capital Gains Incentive Fees

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consists of the Company’s realized gains for each calendar year, computed net of all realized losses and unrealized depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

There were no capital gains incentive fees incurred during the three and six months ended June 30, 2016 and 2015. There were no accrued capital gains incentive fee payable to TICC Management as of June 30, 2016 and December 31, 2015.

Administration Agreement

The Company has also entered into the Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s Chief Financial Officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor.

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

The Company reimburses BDC Partners for the costs associated with the functions performed by TICC’s Chief Compliance Officer that BDC Partners paid on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

For the three months ended June 30, 2016 and 2015, TICC incurred $179,000 and $396,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

pursuant to the Administration Agreement with BDC Partners; for the six months ended June 30, 2016 and 2015, TICC incurred $420,000 and $876,000, respectively. Further, TICC incurred $28,000 and $37,000 for facility costs allocated under the agreement for the three months ended June 30, 2016 and 2015, respectively; for the six months ended June 30, 2016 and 2015, TICC incurred $55,000 and $55,000, respectively.

NOTE 10. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify to be taxed as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with U.S. federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.

On June 30, 2016 the Company paid a distribution of $0.29 per share. The Company has a distribution reinvestment plan under which all distributions are paid to stockholders in the form of additional shares issued or purchased in the open market, unless a stockholder elects to receive cash.

NOTE 11. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2016 was $6.54, and at December 31, 2015 was $6.40. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 12. INVESTMENT INCOME

The following tables set forth the components of investment income for the three months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest income
Stated interest income	$8,333,973	$11,927,148
Original issue discount and market discount income	275,307	738,668
Payment-in-kind income	54,315	255,700
Discount income derived from unscheduled remittances at par	12,102	(602)
Total interest income	$8,675,697	$12,920,914
Income from securitization vehicles	$7,980,865	$9,616,239
Commitment, amendment and other fee income
Fee letters	$337,802	$340,115
Loan prepayment and bond call fees	28,381	360,000
All other fees	23,782	539,639
Total commitment, amendment and other fee income	$389,965	$1,239,754
Total investment income	$17,046,527	$23,776,907

The following tables set forth the components of investment income for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest income
Stated interest income	$16,980,034	$24,057,169
Original issue discount and market discount income	457,289	1,509,693
Payment-in-kind income	108,024	501,944
Discount income derived from unscheduled remittances at par	17,420	59,311
Total interest income	$17,562,767	$26,128,117
Income from securitization vehicles	$13,902,416	$17,779,420
Commitment, amendment and other fee income
Fee letters	$675,780	$674,815
Loan prepayment and bond call fees	28,381	360,000
All other fees	145,665	577,556
Total commitment, amendment and other fee income	$849,826	$1,612,371
Total investment income	$32,315,009	$45,519,908

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2016 and 2015, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we were authorized, but we were not obligated, to repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016. In aggregate, under the repurchase program authorized on November 5, 2015, the Company repurchased 3,591,551 shares of our common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions, through December 31, 2015. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

During the three months ended June 30, 2016, the Company did not repurchase shares. During the six months ended June 30, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of our common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 20.4% of the net asset value per share at June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	46.4 million
February 1, 2015 – February 28, 2015	—	—	—	46.4 million
March 1, 2015 – March 31, 2015	—	—	—	46.4 million
April 1, 2015 – April 30, 2015	—	—	—	46.4 million
May 1, 2015 – May 31, 2015	—	—	—	46.4 million
June 1, 2015 – June 30, 2015	—	—	—	46.4 million
July 1, 2015 – July 31, 2015	—	—	—	—
August 1, 2015 – August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
October 1, 2015 – October 31, 2015	—	—	—	—
November 1, 2015 – November 30, 2015	1,085,778	$6.66	1,085,778	67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	51.3 million
Total – year ended December 31, 2015	3,907,334		3,907,334

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 13. SHARE REPURCHASE PROGRAM  – (continued)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	25.8 million
April 1, 2016 – April 30, 2016	—	—	—	25.8 million
May 1, 2016 – May 31, 2016	—	—	—	25.8 million
June 1, 2016 – June 30, 2016	—	—	—	—
Total – six months ended June 30, 2016	4,917,026		4,917,026

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of June 30, 2016, the Company had no commitments to purchase additional debt investments.

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2016 and 2015, respectively, are as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Per Share Data
Net asset value at beginning of period	$5.89	$8.72	$6.40	$8.64
Net investment income(1)	0.13	0.18	0.21	0.39
Net realized and unrealized capital gains (losses)(2)	0.81	(0.01)	0.39	0.12
Net change in net asset value from operations	0.94	0.17	0.60	0.51
Distributions per share from net investment income	(0.29)	(0.29)	(0.58)	(0.56)
Distributions based on weighted average share impact	—	—	0.01	—
Total distributions(3)	(0.29)	(0.29)	(0.57)	(0.56)
Effect of shares repurchased, gross	—	—	0.11	0.01
Net asset value at end of period	$6.54	$8.60	$6.54	$8.60
Per share market value at beginning of period	$4.80	$6.92	$6.08	$7.53
Per share market value at end of period	$5.27	$6.72	$5.27	$6.72
Total return(4)	15.83%	1.30%	(3.03)%	(3.27)%
Shares outstanding at end of period	51,479,409	59,987,986	51,479,409	59,987,986

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 15. FINANCIAL HIGHLIGHTS  – (continued)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Ratios/Supplemental Data
Net assets at end of period (000’s)	336,639	515,690	336,639	515,690
Average net assets (000’s)	319,971	519,370	323,472	520,160
Ratio of expenses to average net assets(5)	12.81%	9.92%	13.28%	8.58%
Ratio of net investment income to average net assets(5)	8.50%	8.39%	6.70%	8.92%
Portfolio turnover rate	11.79%	8.99%	13.53%	15.04%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of our earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.
(6)	The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Ratio of expenses to average net assets:
Expenses before incentive fees	11.26%	9.5%	12.51%	9.16%
Net investment income incentive fees	1.55%	0.42%	0.77%	(0.58)%
Ratio of expenses, excluding interest expense, to average net assets	7.27%	6.08%	7.84%	4.76%

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2014-15 beginning with the quarter ended March 31, 2016. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated results of operation and financial condition.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 is effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2015-02 beginning with the quarter ended March 31, 2016. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated results of operation and financial condition.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 are effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2015-03 and 2015-15 beginning with the quarter ended March 31, 2016. The adoption of ASUs 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition, however, at June 30, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of approximately $3.3 million and approximately $3.8 million, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have been adjusted to reflect the retrospective application, as required by ASU 2015-03.

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2014-07 beginning with the quarter ended March 31, 2016. The adoption of ASU 2015-07 did not have a material effect on the Company’s consolidated results of operations and financial condition.

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
JUNE 30, 2016
(unaudited)

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

During the three and six months ended June 30, 2016, the Company recognized expenses of approximately $1.2 million and $2.8 million, respectively, primarily related to the work of the Special Committee, including the engagement of legal and financial advisors to the Special Committee, including the effects of an approximately $791,000 insurance recovery related to previously incurred legal costs.

NOTE 20. SUBSEQUENT EVENTS

On July 28, 2016, the Board of Directors declared a distribution of $0.29 per share for the second quarter, payable on September 30, 2016 to shareholders of record as of September 16, 2016.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2016, our debt investments had stated interest rates of between 4.25% and 15.00% and maturity dates of between 27 and 98 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.5%.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an ongoing basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of June 30, 2016.

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

Collateralized Loan Obligations — Debt and Equity

During the past seven years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and more recently CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

The Company’s assets measured at fair value on a recurring basis at June 30, 2016 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$6.1	$406.4	$412.5
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	6.6	6.6
CLO Equity	—	—	199.3	199.3
Equity and Other Investments	—	—	10.7	10.7
Total	$—	$6.1	$623.6	$629.7

The Company’s assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity	—	—	8.8	8.8
Total	$—	$21.7	$635.0	$656.7

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2016 and December 31, 2015, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of June 30, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$354.3	Market quotes	NBIB(1)	53.3% – 100.0%/90.6%
	32.2	Yield Analysis	NBIB(1)	96.5% – 98.3%/97.5%
			Discount Margin	7.8%/ncm(4)
	5.9	Recent transactions	Actual trade/payoff(6)	98.0%/ncm(4)
	14.0	Market quotes/ Enterprise value	NBIB(1)	50.2% – 98.6%/55.2%
			EBITDA multiples(2)	3.5x – 5.0x/ncm(4)
subordinated	0.6	Market quotes/ Enterprise value	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	3.5x – 4.5x/ncm(4)
CLO debt	6.6	Market quotes	NBIB(1)	62.7% – 79.4%/73.4%
CLO equity	162.9	Market quotes	NBIB(1)	18.0% – 118.0%/49.5%
	2.5	Discounted cash flow(5)	Discount rate(3)(5)	4.9% – 18.3%/11.9%
	20.1	Recent transactions	Actual trade/payoff(6)	39.0% – 69.8%/64.5%
	13.8	Yield Analysis	NBIB(1)	29.9% – 48.3%/36.2%
Equity Shares	10.2	Enterprise value(7)	EBITDA(2)	$43.6 – $174.7/ncm(4)
			Market multiples(2)	3.5x – 9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.5	Discounted cash flow	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$623.6

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the Company’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/ Enterprise value	NBIB(1)	59.4% – 98.4%/79.5%
			EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.6 – $187.6/ncm(4)
			Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,568	$174,900	$—	$—	$174,900
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,605	19,950	—	—	19,950
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,329	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,238	20,423	—	—	20,423
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,460)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	234,280	238,043	—	—	238,043
2017 Convertible Notes(2)	114,171	115,863			115,863
Total	$348,451	$353,906	$—	$—	$353,906

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $829 at June 30, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,469	$174,680	$—	$—	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,578	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,284	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,188	20,737	—	—	20,737
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,632)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	233,887	237,887	—	—	237,887
Convertible Notes(2)	113,862	115,863			115,863
Total	$347,749	$353,750	$—	$—	$353,750

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $1,138 at December 31, 2015.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

A reconciliation of the fair value of investments for the three months ended June 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at March 31, 2016	$424.8	$0.6	$4.8	$158.5	$9.5	$598.2
Realized gains (losses) included in earnings	0.3	—	—	(4.7)	(3.0)	(7.4)
Unrealized appreciation included in earnings(1)	7.6	—	0.1	37.1	3.7	48.5
Accretion of discount	0.2	—	0.1	—	—	0.3
Purchases	33.4	—	1.6	37.9	0.5	73.4
Repayments and Sales	(59.9)	—	—	(20.0)	—	(79.9)
Reductions to CLO Equity cost value(2)	—	—	—	(9.5)	—	(9.5)
Payment in Kind income(1)	—	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at June 30, 2016	$406.4	$0.6	$6.6	$199.3	$10.7	$623.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$5.1	$—	$0.1	$30.6	$0.8	$36.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $17.5 million and the effective yield interest income of approximately $8.0 million.

A reconciliation of the fair value of investments for the six months ended June 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized losses included in earnings	(0.3)	—	—	(4.7)	(3.0)	(8.0)
Unrealized (depreciation) appreciation included in earnings(1)	(4.3)	—	—	27.6	4.4	27.7
Accretion of discount(1)	0.3	—	0.2	—	—	0.5
Purchases	43.1	—	4.3	38.3	0.5	86.2
Repayments and Sales(1)	(77.0)	—	—	(20.0)	—	(97.0)
Reductions to CLO Equity cost value(2)	—	—	—	(20.9)	—	(20.9)
Payment in Kind income	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	0.0
Balance at June 30, 2016	$406.4	$0.6	$6.6	$199.3	$10.7	$623.6
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(9.2)	$—	$—	$21.3	$1.4	$13.5

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $34.8 million and the effective yield interest income of approximately $13.9 million.

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$—	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	—	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	—	—	0.2	—	—	3.9
Purchases	158.9	—	0.5	—	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	—	—	—	—	(41.6)	—	(41.6)
Payment in Kind income	0.2	0.2	0.2	—	—	—	0.6
Transfers in and/or (out) of level 3	—	—	—	—	—	—	—
Balance at December 31, 2015	$444.5	$—	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$—	$—	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$412.5	65.5%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	6.6	1.0%	2.1	0.3%
CLO Equity	199.3	31.6%	179.0	27.3%
Equity	10.7	1.8%	8.8	1.3%
Total	$629.7	100.0%	$656.7	100.0%

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2016 and December 31, 2015, the Company’s investment in RBS Holding Company’s second lien senior secured notes was on non-accrual status.

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

Payment-In-Kind

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though TICC has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $629.7 million and $656.7 million as of June 30, 2016 and December 31, 2015, respectively. The decrease in the value of investments during the six month period ended June 30, 2016, was due primarily to debt repayments and sales of securities totaling approximately $113.2 million, reductions to CLO equity cost value of $20.9 million and realized losses of $7.9 million, partially offset by purchases of investments of approximately $86.2 million and net unrealized appreciation on our investment portfolio of approximately $28.2 million.

During the quarter ended June 30, 2016, we closed approximately $73.4 million in portfolio investments, including additional investments of approximately $21.3 million in existing portfolio companies and approximately $52.1 million in new portfolio companies. For the year ended December 31, 2015, we closed approximately $234.8 million in portfolio investments, including additional investments of approximately $130.4 million in existing portfolio companies and approximately $104.4 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended June 30, 2016, we recognized proceeds of approximately $36.0 million from sales whereas, for the year ended December 31, 2015, we recognized proceeds of approximately $196.2 million from the sales of securities. Also, during the quarter ended June 30, 2016, we had repayments and amortization payments of approximately $60.0 million whereas, for the year ended December 31, 2015, we had repayments and amortization payments of approximately $224.2 million.

As of June 30, 2016, we had investments in debt securities of, or loans to, 42 portfolio companies, with a fair value of approximately $419.7 million, and equity investments of approximately $210.0 million. These debt investments included approximately $0.1 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2015, we had investments in debt securities of, or loans to, 45 portfolio companies, with a fair value of approximately $468.9 million, and equity investments of approximately $187.8 million. These debt investments included approximately $0.6 million in accrued PIK interest.

A reconciliation of the investment portfolio for the six months ended June 30, 2016 and the year ended December 31, 2015 follows:

($ in millions)	June 30, 2016	December 31, 2015
Beginning Investment Portfolio	$656.7	$984.2
Portfolio Investments Acquired	86.2	234.8
Debt repayments	(62.7)	(224.2)
Sales of securities	(50.5)	(196.2)
Reductions to CLO equity cost value(1)	(20.9)	(41.6)
Payment in Kind(2)	0.1	0.5
Accretion of discounts on investments	0.5	3.9
Net Unrealized Appreciation	28.2	(98.4)
Net Realized Losses	(7.9)	(6.3)
Ending Investment Portfolio	$629.7	$656.7

(1)	For the six months ended June 30, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $34.8 million and the effective yield interest income of approximately $13.9 million. For the year ended December 31, 2015, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.
(2)	Includes rounding adjustment to reconcile ending balance at December 31, 2015.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
June 30, 2016.	$73.4	$60.0	$9.5	$36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total	$86.2	$62.7	$20.9	$50.5
December 31, 2015	$20.7	$62.7	$10.3	$145.2
September 31, 2015	66.3	47.0	9.9	—
June 30, 2015	88.2	80.3	9.7	33.4
March 31, 2015	59.6	34.2	11.7	17.6
Total	$234.8	$224.2	$41.6	$196.2

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(dollars in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$412.5	65.5%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	6.6	1.0%	2.1	0.3%
CLO Equity	199.3	31.6%	179.0	27.3%
Equity	10.7	1.8%	8.8	1.3%
Total	$629.7	100.0%	$656.7	100.0%

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, we held qualifying assets that represented 69.6% of our total assets which will prevent us from making further investments in non-qualifying assets until such time that our qualifying assets represent at least 70.0% of our total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$205.9	32.7%	$181.1	27.6%
Telecommunication services	93.1	14.8%	97.7	14.9%
Printing and publishing	61.2	9.7%	64.9	9.9%
Business services	58.5	9.3%	59.5	9.1%
Financial intermediaries	36.8	5.8%	45.8	7.0%
Consumer services	26.3	4.2%	26.2	4.0%
Software	18.8	3.0%	32.2	4.9%
Utilities	15.8	2.5%	16.0	2.4%
Diversified insurance	15.3	2.4%	15.4	2.3%
Healthcare	15.3	2.4%	14.3	2.2%
Chemicals	13.3	2.1%	0.0	0.0%
Logistics	10.5	1.7%	10.3	1.6%
Radio and television	9.4	1.5%	9.3	1.4%
Leisure goods	9.3	1.5%	9.6	1.4%
Travel	9.1	1.4%	8.5	1.3%
IT consulting	9.0	1.4%	6.8	1.0%
Computer hardware	8.0	1.3%	8.5	1.3%
Aerospace and defense	5.4	0.9%	5.5	0.8%
Education	4.3	0.7%	4.4	0.7%
Pharmaceuticals	2.4	0.4%	2.4	0.4%
Retail	2.0	0.3%	8.4	1.3%
Grocery	0.0	0.0%	6.9	1.0%
Auto parts manufacturer	0.0	0.0%	5.5	0.8%
Enterprise software	0.0	0.0%	17.5	2.7%
Total	$629.7	100.0%	$656.7	100.0%

(1)	Reflects our debt and equity investments in CLOs as of June 30, 2016 and December 31, 2015, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2016 and December 31, 2015, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At June 30, 2016 and December 31, 2015, our debt investment portfolio was graded as follows:

Grade	Summary Description	June 30, 2016
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		(dollars in millions)		(dollars in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	372.8	79.0%	349.9	83.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	76.2	16.2%	58.4	13.9%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.8	4.8%	11.4	2.7%
		$471.8	100.0%	$419.7	100.0%

Grade	Summary Description	December 31, 2015
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	405.9	79.0%	387.5	82.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.1	16.6%	67.9	14.5%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.7	4.4%	13.5	2.9%
		$513.7	100.0%	$468.9	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended June 30, 2016 to the three months ended June 30, 2015.

Investment Income

Investment income for the three months ended June 30, 2016 and June 30, 2015 was approximately $17.0 million and $23.8 million, respectively, reflecting a decrease of $6.8 million. The following tables set forth the components of investment income for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Interest income
Stated interest income	$8,333,973	$11,927,148
Original issue discount and market discount income	275,307	738,668
Payment-in-kind income	54,315	255,700
Discount income derived from unscheduled remittances at par	12,102	(602)
Total interest income	$8,675,697	$12,920,914
Income from securitization vehicles	$7,980,865	$9,616,239
Commitment, amendment and other fee income
Fee letters	$337,802	$340,115
Loan prepayment and bond call fees	28,381	360,000
All other fees	23,782	539,639
Total commitment, amendment and other fee income	$389,965	$1,239,754
Total investment income	$17,046,527	$23,776,907

The decrease in total investment income was primarily due to a reduction of income from securitization vehicles of $1.6 million resulting from lower yields due to the recent volatility in the corporate loan market and a lower cost basis in the CLO equity portfolio, a decrease in interest income of $4.2 million due to lower yields and a smaller portfolio resulting from loan sales to fund the strategic repayment of the TICC Funding credit facility, and a $0.8 million decrease in total commitment, amendment and other fee income primarily due to non-recurring fees earned during the three month period ended June 30, 2015. The total principal value of income producing debt investments as of June 30, 2016 and June 30, 2015 was approximately $449.0 million and $683.8 million, respectively.

As of June 30, 2016, our debt investments had stated interest rates of between 4.25% and 15.00% and maturity dates of between 27 and 98 months compared to stated interest rates of 4.00% to 15.00% and maturity dates between 13 and 103 months as of June 30, 2015. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.5%, compared with 7.6% as of June 30, 2015. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of our investment in RBS Holding Company being placed on non-accrual during the fourth quarter of 2015 and yield compression resulting from loan repricing for the majority of the period.

Operating Expenses

Expenses before incentive fees for the quarter ended June 30, 2016 were approximately $9.0 million, which decreased approximately $3.3 million from the quarter ended June 30, 2015, attributable to lower investment advisory fees, interest expense and compensation expense partially offset by higher professional fees and general and administrative expenses. Expenses before incentive fees for the quarter ended June 30, 2015 were approximately $12.3 million.

The investment advisory fee for the quarter ended June 30, 2016 were approximately $2.4 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee for the quarter ended June 30, 2015 was approximately $5.3 million. The investment advisory fee for the quarter ended June 30, 2016 was lower because the weighted average gross assets declined due largely to lower fair values, the previously announced fee reduction from 2.0% to 1.5% of gross assets and the sale of certain assets to pay-off the TICC Funding credit facility during the fourth quarter of 2015. At June 30, 2016 and December 31, 2015, approximately $3.7 million and $4.2 million, respectively, of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the first quarter of 2016 were approximately $4.4 million, which was directly related to our TICC CLO 2012-1 debt and 7.50% Senior Convertible Notes due 2017 (“Convertible Notes”) compared with interest expense and other debt financing expenses of approximately $5.0 million for the quarter ended June 30, 2015. The primary driver of the decrease was the pay-off of the TICC Funding credit facility in the fourth quarter of 2015, partially off-set by higher interest rates on the variable rate debt of TICC CLO 2012-1.

The aggregate accrued interest which remained payable at June 30, 2016, was approximately $2.2 million, comprised of $0.8 million for the notes of TICC CLO 2012-1 and $1.4 million for the Convertible Notes. The aggregate interest payable at December 31, 2015, was approximately $2.1 million.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $1.2 million for the quarter ended June 30, 2016, compared to approximately $0.9 million for the quarter ended June 30, 2015. This represented an increase of approximately $1.1 million primarily due to the engagement of legal and financial advisors to the Special Committee of the Board of Directors, partially offset by an insurance recovery of approximately $0.8 million related to previously incurred legal costs.

Compensation expenses were approximately $0.2 million for the quarter ended June 30, 2016 compared to approximately $0.4 million for the quarter ended June 30, 2015, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. This decrease was largely the result of staffing changes.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.8 million for the three months ended June 30, 2016 compared to approximately $0.7 million for the three months ended June 30, 2015. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended June 30, 2016 was $1.2 million compared to $0.5 million in the three months ended June 30, 2015. This increase results from modifications made to the incentive fee calculation as described below.

In March 2016, TICC Management, LLC, in consultation with the independent members of the Board of Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee. Under the terms of the fee waiver letter, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee was revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);

•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

After these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended June 30, 2016 and June 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2016, we recognized net realized losses on investments of approximately $7.3 million, which primarily reflects the losses from the sale of several CLO equity investments and the sale of our equity investment in Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).

For the three months ended June 30, 2016, our net change in unrealized appreciation/depreciation was approximately $48.8 million primarily due to improvements in the corporate loan market, composed of $42.1 million in gross unrealized appreciation, $5.3 million in gross unrealized depreciation and approximately $12.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $9.5 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended June 30, 2016 were as follows:

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Algorithmic Implementations, Inc.	$4.4
Carlyle Global Market Strategies CLO 2014-4, Ltd.	3.7
Halcyon Loan Advisors Funding 2012-2 Ltd.	2.9
Mountain Hawk III CLO, Ltd.	2.8
Shackleton 2013-IV CLO, Ltd.	2.7
Shackleton 2013-III CLO, Ltd.	2.6
Merrill Communications, LLC	2.1
Catamaran CLO 2012-1 Ltd.	2.1
Cedar Funding II CLO, Ltd.	1.9
OZLM XII, Ltd.	1.8
Newmark Capital Funding 2013-1 CLO Ltd	1.7
Marea CLO, Ltd.	1.7
Halcyon Loan Advisors Funding 2012-4 Ltd.	1.5
Ares XXIX CLO Ltd.	1.3
Jamestown CLO V Ltd.	1.3
Unitek Global Services, Inc.	1.2
ARSLOANE Intermediate, LLC	1.1
Source Hov, LLC	1.1
Catamaran CLO 2013-1 Ltd.	1.0
Telos CLO 2013-4, Ltd.	1.0
Aricent Technologies, Inc.	(1.7)
Net all other	10.6
Total	$48.8

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

The most significant changes in net unrealized appreciation and depreciation during the quarter ended June 30, 2015 were as follows (in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Ares XXVI CLO Ltd.	$1.4
Cedar Funding II CLO, Ltd.	0.9
Telos CLO 2014-5, Ltd.	0.8
Integra Telecom Holdings, Inc.	0.6
Carlyle Global Market Strategies CLO 2013-2, Ltd.	0.5
Shackleton 2013-IV CLO, Ltd.	(0.9)
Ares XXIX CLO Ltd.	(0.9)
Catamaran CLO 2012-1 Ltd.	(2.0)
Source Hov, LLC	(2.3)
Merrill Communications, LLC	(3.2)
Net all other	0.1
Total	$(5.0)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2016 and June 30, 2015 was approximately $6.8 million and $10.9 million, respectively, or a decrease of $4.1 million. The decrease was largely the result of a decrease in investment income of $6.7 million and a reduction in total expenses of $2.6 million, as discussed above.

For the three months ended June 30, 2016, the net increase in net assets resulting from net investment income per common share was $0.13 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.18 (basic and diluted) for the three months ended June 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2016 and 2015, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended June 30, 2016, the net increase in the net assets resulting from core net investment income per common share was $0.32 (basic and diluted), compared to $0.32 (basic and diluted) for the three months ended June 30, 2015.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended June 30, 2016 and June 30, 2015 was approximately $48.3 million and $10.0 million, respectively, or an increase of approximately $38.3 million. This increase was largely due to an increase in unrealized appreciation on investments of $53.8 million, partially offset by a decrease in net investment income of $4.1 million and a decrease in net realized losses of $11.4 million.

For the three months ended June 30, 2016, the net increase in net assets resulting from operations per common share was $0.93 (basic) and $0.81 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.17 (basic and diluted) for the three months ended June 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2015, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Set forth below is a comparison of our results of operations for the six months ended June 30, 2016 to the six months ended June 30, 2015.

Investment Income

Investment income for the six months ended June 30, 2016 and June 30, 2015 was approximately $32.3 million and $45.5 million, respectively, reflecting a decrease of $13.2 million. The following tables set forth the components of investment income for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest income
Stated interest income	$16,980,034	$24,057,169
Original issue discount and market discount income	457,289	1,509,693
Payment-in-kind income	108,024	501,944
Discount income derived from unscheduled remittances at par	17,420	59,311
Total interest income	$17,562,767	$26,128,117
Income from securitization vehicles	$13,902,416	$17,779,420
Commitment, amendment and other fee income
Fee letters	$675,780	$674,815
Loan prepayment and bond call fees	28,381	360,000
All other fees	145,665	577,556
Total commitment, amendment and other fee income	$849,826	$1,612,371
Total investment income	$32,315,009	$45,519,908

The decrease in total investment income was primarily due to a reduction of income from securitization vehicles of $3.9 million resulting from lower yields due to the recent volatility in the corporate loan market and a lower cost basis in the CLO equity portfolio, a decrease in interest income of $8.5 million due to lower yields and a smaller portfolio resulting from loan sales to fund the repayment of the TICC Funding credit facility, and a $0.8 million decrease in total commitment, amendment and other fee income primarily due to non-recurring fees earned during the six month period ended June 30, 2015. The total principal value of income producing debt investments as of June 30, 2016 and June 30, 2015 was approximately $449.0 million and $683.8 million, respectively.

As of June 30, 2016, our debt investments had stated interest rates of between 4.25% and 15.00% and maturity dates of between 27 and 98 months compared to stated interest rates of 4.00% to 15.00% and maturity dates between 13 and 103 months as of June 30, 2015. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.5%, compared with 7.6% as of June 30, 2015. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of our investment in RBS Holding Company being placed on non-accrual during the fourth quarter of 2015 and yield compression resulting from loan repricing for the majority of the period.

Operating Expenses

Expenses before incentive fees for the six months ended June 30, 2016 were approximately $20.2 million, which decreased approximately $3.6 million from the six months ended June 30, 2015, attributable to lower investment advisory fees, interest expense and compensation expense partially offset by higher professional fees and general and administrative expenses. Expenses before incentive fees for the six months ended June 30, 2015 were approximately $23.8 million.

The investment advisory fee for the six months ended June 30, 2016 was approximately $6.1 million, representing the base fee as provided for in the Investment Advisory Agreement. The investment advisory fee for the six months ended June 30, 2015 was approximately $10.3 million. The investment advisory fee for the six months ended June 30, 2016 was lower because the weighted average gross assets declined due largely to lower fair values, the previously announced fee reduction from 2.0% to 1.5% of gross assets and the sale of certain assets to pay-off the TICC Funding credit facility during the fourth quarter of 2015. At June 30, 2016 and December 31, 2015, approximately $3.7 million and $4.2 million, respectively, of investment advisory fees remained payable to TICC Management, including the net investment income incentive fee discussed below.

Interest expense and other debt financing expenses for the six months ended June 30, 2016 were approximately $8.8 million, which was directly related to our TICC CLO 2012-1 debt and Convertible Notes compared with interest expense and other debt financing expenses of approximately $9.9 million for the six months ended June 30, 2015. The primary driver of the decrease was the pay-off of the TICC Funding credit facility in the fourth quarter of 2015, partially off-set by higher interest rates on the variable rate debt of TICC CLO 2012-1.

The aggregate accrued interest which remained payable at June 30, 2016, was approximately $2.2 million, comprised of $0.8 million for the notes of TICC CLO 2012-1 and $1.4 million for the Convertible Notes. The aggregate interest payable at December 31, 2015, was approximately $2.1 million.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $3.2 million for the six months ended June 30, 2016, compared to approximately $1.5 million for the six months ended June 30, 2015. This represented an increase of approximately $2.5 million primarily due to the engagement of legal and financial advisors to the Special Committee of the Board of Directors, partially offset by an insurance recovery of approximately $0.8 million related to previously incurred legal costs.

Compensation expenses were approximately $0.4 million for the six months ended June 30, 2016 compared to approximately $0.9 million for the six months ended June 30, 2015, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. This decrease was largely the result of staffing changes.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.7 million for the six months ended June 30, 2016 compared to approximately $1.2 million for the six months ended June 30, 2015. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement. The increase is largely the result of non-recurring costs related to the Ai Squared transaction of approximately $0.3 million.

Incentive Fees

The net investment income incentive fee recorded for the six months ended June 30, 2016 was $1.2 million compared to $(1.5) million for the six months ended June 30, 2015. The six months ended June 30, 2015 represents a credit for net investment income incentive fees of approximately $1.5 million comprised of the fee reversal of approximately $2.4 million recorded during the first quarter ended March 31, 2015 (representing the cumulative overstatement of incentive fees resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements), partially offset by the net investment income incentive fees earned for the six months ended June 30, 2015 of approximately $867,000. This increase results from the $2.4 million reversal not recurring in the current period and modifications to the incentive fee calculation described below.

In March 2016, TICC Management, LLC, in consultation with the Independent Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee. Under the terms of the fee waiver letter, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;

•	The calculation of the Company’s income incentive fee was revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10%) to a fixed rate of 7.00%.

After these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the six months ended June 30, 2016 and June 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the six months ended June 30, 2016, we recognized net realized losses on investments of approximately $7.9 million, which primarily reflects the losses from the sale of several CLO equity investments and the sale of our equity investment in Ai Squared.

For the six months ended June 30, 2016, our net change in unrealized appreciation/depreciation was approximately $28.2 million, composed of $35.2 million in gross unrealized appreciation, $21.3 million in gross unrealized depreciation and approximately $14.3 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $20.9 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the six months ended June 30, 2016 were as follows:

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Algorithmic Implementations, Inc.	$5.8
Securus Technologies, Inc.	3.6
Carlyle Global Market Strategies CLO 2014-4, Ltd.	3.6
Global Tel Link Corp	2.9
Cedar Funding II CLO, Ltd.	2.4
Shackleton 2013-III CLO, Ltd.	2.3
OZLM XII, Ltd.	2.3
Halcyon Loan Advisors Funding 2012-2 Ltd.	2.2
Shackleton 2013-IV CLO, Ltd.	2.1
Unitek Global Services, Inc.	2.1
Catamaran CLO 2012-1 Ltd.	2.1
Ares XXIX CLO Ltd.	1.6
Marea CLO, Ltd.	1.5
Mountain Hawk III CLO, Ltd.	1.3
Catamaran CLO 2013-1 Ltd.	1.1
Jamestown CLO V Ltd.	1.0
Merrill Communications, LLC	(1.5)
RBS Holding Company	(2.1)
Birch Communications, Inc.	(2.6)
Aricent Technologies, Inc.	(2.8)
Source Hov, LLC	(7.6)
Net all other	6.9
Total	$28.2

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the six months ended June 30, 2016 and June 30, 2015 was approximately $10.8 million and $23.2 million, respectively, or a decrease of $12.4 million. The decrease was largely the result of a decrease in investment income of $13.2 million and a reduction in total expenses of $0.9 million, as discussed above.

For the six months ended June 30, 2016, the net increase in net assets resulting from net investment income per common share was $0.21 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.39 (basic) and $0.38 (diluted) for the six months ended June 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the six months ended June 30, 2016, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the six months ended June 30, 2016, the net increase in the net assets resulting from core net investment income per common share was $0.61 (basic and diluted), compared to $0.70 (basic) and $0.65 (diluted) for the six months ended June 30, 2015.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the six months ended June 30, 2016 and June 30, 2015 was approximately $30.9 million and $30.9 million, respectively.

For the six months ended June 30, 2016, the net increase in net assets resulting from operations per common share was $0.59 (basic) and $0.57 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.51 (basic) and $0.49 (diluted) for the six months ended June 30, 2015.

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

Income from investments in the “equity” class securities of CLO vehicles, for GAAP purposes, is recorded using the effective interest method based upon an effective yield to the expected redemption utilizing estimated cash flows, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to be received and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional distributions”).

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

The following tables provide a reconciliation of net investment income to core net investment income for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$6,798,806	$0.132	$0.132	$10,892,126	$0.182	$0.182
CLO equity additional distributions	9,494,983	0.184	0.184	8,200,770	0.136	0.136
Core net investment income	$16,293,789	$0.316	$0.316	$19,092,896	$0.318	$0.318

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$10,843,320	$0.208	$0.208	$23,196,043	$0.387	$0.384
CLO equity additional distributions	20,929,811	0.401	0.401	18,531,824	0.309	0.265
Core net investment income	$31,773,131	$0.609	$0.609	$41,727,867	$0.696	$0.649

In addition, the following ratio is presented to supplement the financial highlights included in “Note 15. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Ratio of core net investment income to average net assets	20.37%	14.71%	19.65%	16.04%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Ratio of net investment income to average net assets	8.50%	8.39%	6.70%	8.92%
Ratio of CLO equity additional estimated taxable income to average net assets	11.87%	6.32%	12.95%	7.12
Ratio of core net investment income to average net assets	20.37%	14.71%	19.65%	16.04%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, cash and cash equivalents were $13.5 million as compared to $23.2 million at December 31, 2015. For the six months ended June 30, 2016, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $67.4 million, largely reflecting proceeds from principal repayments and reductions to cost value and sales of investments of approximately $121.0 million and reductions to CLO equity cost value of $20.9 million partially offset by purchases of new investments of approximately $83.5 million and net change in unrealized depreciation/appreciation of $28.2 million. For the three months ended June 30, 2016, net cash used in investing activities of approximately $21.7 million reflects the change in restricted cash in the 2012 Securitization Issuance. For the three months ended June 30, 2016, net cash used by financing activities was approximately $55.4 million, reflecting the distribution of dividends and repurchase of common stock.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2016 is as follows:

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

Share Repurchase Program

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we were authorized, but we were not obligated, to repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. The Company did not repurchase any shares during the quarter ended June 30, 2016 and the repurchase program expired on June 30, 2016.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of June 30, 2016, the Company’s asset coverage for borrowed amounts was 193%. As a result of the asset coverage being less than 200%, the Company would be precluded from taking on additional borrowings.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

(dollars in thousands)	As of
	June 30, 2016				December 31, 2015
	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$176,000	$174,568	(1)	$174,900	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,605	(1)	19,950	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,329	(1)	22,770	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,238	(1)	20,423	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(2,460)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	240,000	234,280		238,043	240,000	233,887		237,887
2017 Convertible Notes	115,000	114,171		115,863	115,000	113,862		115,863
Total	$355,000	$348,451		$353,906	$355,000	$347,749		$353,750

(2)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of June 30, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,432, $395, $671 and $762, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of June 30, 2016 were 4.59% and 5.3 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

The table below summarizes the components of interest expense for the three months ended June 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$1,064.4	$49.6	$—	$1,114.0	$898.5	$49.5	$—	$948.0
TICC CLO 2012-1 LLC Class B-1 Notes	209.4	13.5	—	222.9	190.6	13.4	—	204.0
TICC CLO 2012-1 LLC Class C-1 Notes	313.5	22.6	—	336.1	291.8	22.4	—	314.2
TICC CLO 2012-1 LLC Class D-1 Notes	339.3	25.4	—	364.7	319.5	25.1	—	344.6
TICC CLO 2012-1 amortization of deferred debt issuance cost	—	—	85.8	85.8	—	—	85.8	85.8
2017 Convertible Notes	2,156.3	—	154.3	2,310.6	2,156.3	—	154.3	2,310.6
TICC Funding LLC	—	—	—	—	672.7	—	116.3	789.0
Total	$4,082.9	$111.1	$240.1	$4,434.1	$4,529.4	$110.4	$356.4	$4,996.2

The table below summarizes the components of interest expense for the six months ended June 30, 2016 and 2015:

(dollars in thousands)	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$2,069.9	$99.1	$—	$2,169.0	$1,776.9	$98.4	$—	$1,875.3
TICC CLO 2012-1 LLC Class B-1 Notes	413.1	27.0	—	440.1	378.9	26.7	—	405.6
TICC CLO 2012-1 LLC Class C-1 Notes	621.2	45.2	—	666.4	581.0	44.5	—	625.5
TICC CLO 2012-1 LLC Class D-1 Notes	673.9	50.7	—	724.6	636.7	49.9	—	686.6
TICC CLO 2012-1 amortization of deferred debt issuance cost	—	—	171.6	171.6	—	—	170.5	170.5
2017 Convertible Notes	4,312.6	—	308.6	4,621.2	4,312.5	—	307.0	4,619.5
TICC Funding LLC	—	—	—	—	1,330.9	—	231.3	1,562.2
Total	$8,090.7	$222.0	$480.2	$8,792.9	$9,016.9	$219.5	$708.8	$9,945.2

The aggregate accrued interest which remained payable at June 30, 2016 and December 31, 2015, was approximately $2.2 million and $2.1 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. As of June 30, 2016, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $240 million and were issued in four classes. The class A-1 notes have a current face amount of $176 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/A1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Baa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of June 30, 2016.

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

As of June 30, 2016, there were 37 investments in portfolio companies with a total fair value of approximately $268.6 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at June 30, 2016 was approximately $0.8 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of June 30, 2016, TICC had a deferred debt issuance balance of approximately $2.5 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization. The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Stated interest expense	$1,926,732	$1,700,489	$3,778,288	$3,366,907
Amortization of deferred issuance costs	85,720	85,720	171,440	170,498
Note discount expense	111,075	110,424	221,988	219,477
Total interest expense	$2,123,527	$1,896,633	$4,171,716	$3,756,882
Effective annualized average interest rate	3.55%	3.17%	3.49%	3.16%
Cash paid for interest	$1,897,460	$1,676,960	$3,692,400	$3,373,552

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through June 30, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2016, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.41230%	175	$1,046,804	$1,064,441	$49,559	$2,010,767	$2,069,922	$99,095
Class B-1 Notes	4.16230%	350	206,455	209,431	13,505	405,441	413,135	$26,994
Class C-1 Notes	5.41230%	475	309,298	313,520	22,611	611,604	621,252	$45,173
Class D-1 Notes	6.41230%	575	334,903	339,340	25,400	664,588	673,979	$50,726
Total			$1,897,460	$1,926,732	$111,075	$3,692,400	$3,778,288	$221,988

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2015 is as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2016 are as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2015 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the 7.50% Senior Convertible Notes due 2017 (“Convertible Notes”) and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at June 30, 2016 was approximately $1.4 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2016, the Company had a deferred debt issuance balance of approximately $0.8 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and six months ended June 30, 2016 and 2015, respectively:

2017 Convertible Notes	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Stated interest expense	$2,156,250	$2,156,250	$4,312,500	$4,312,500
Amortization of deferred issuance costs	154,332	154,332	308,665	306,968
Total interest expense	$2,310,582	$2,310,582	$4,621,165	$4,619,468
Effective annualized average interest rate	8.06%	8.06%	8.06%	8.10%
Cash paid for interest	$4,312,500	$4,312,500	$4,312,500	$4,312,500

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

As of June 30, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2015 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended June 30, 2016 was approximately $8.0 million, we received or were entitled to receive approximately $17.5 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2014:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
July 28, 2016	September 16, 2016	September 30, 2016	$0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 15, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$0.87
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			$1.16	(1)

(1)	Includes a taxable return of capital of approximately $0.16 per share for tax purposes.

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

RECENT DEVELOPMENTS

On July 28, 2016, the Board of Directors declared a distribution of $0.29 per share for the third quarter, payable on September 30, 2016 to shareholders of record as of September 16, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, one debt investment in our portfolio was at a fixed rate, and the remaining 51 debt investments were at variable rates, representing approximately $0.6 million and $471.2 million in principal debt, respectively. At June 30, 2016, approximately $448.4 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2016. We have also assumed outstanding variable rate borrowings of $240 million. Under this analysis, net investment income would increase by $0.4 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $9.6 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our core net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of June 30, 2016. Under this analysis, the effect on core net investment income would be a decrease of approximately $12.2 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on core net investment income would be a decrease of approximately $1.2 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2016, and we did not issue shares of common stock under our distribution reinvestment plan.

Issuer Purchases of Equity Securities

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, we were authorized, but we were not obligated, to repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. The Company did not repurchase any shares during the quarter ended June 30, 2016 and the repurchase program expired on June 30, 2016.

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

TICC CAPITAL CORP.
Date: August 5, 2016	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2016	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)