Form 10-Q
period 2016-09-30
TICC Capital Corp.
filed 2016-11-07
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 4, 2016 was 51,479,409.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Non-affiliated/non-control investments (cost: $647,636,933 @ 9/30/16; $767,295,604 @12/31/15)	$579,376,129	$638,890,282
Affiliated investments (cost: $7,469,004 @ 9/30/16; $7,392,352 @ 12/31/15)	11,525,733	6,825,269
Control investments (cost: $0 @ 9/30/16; $16,750,000 @ 12/31/15)	—	11,000,000
Total investments at fair value (cost: $655,105,937 @ 9/30/16; $791,437,956 @ 12/31/15)	590,901,862	656,715,551
Cash and cash equivalents	34,717,216	23,181,677
Restricted cash	23,995,830	17,965,232
Interest and distributions receivable	10,148,927	12,268,997
Securities sold not settled	34,224,734	7,845,706
Other assets	1,101,595	321,044
Total assets	$695,090,164	$718,298,207
LIABILITIES
Accrued interest payable	$4,326,956	$2,139,866
Investment advisory fee and net investment income incentive fee payable to affiliate	3,053,162	4,195,901
Securities purchased not settled	6,720,000	—
Accrued expenses	2,922,440	3,278,587
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	199,118,430	233,887,130
Convertible senior notes payable, net of deferred issuance costs	114,326,704	113,862,012
Total liabilities	330,467,692	357,363,496
COMMITMENTS AND CONTINGENCIES (Note 14)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,479,409 and 56,396,435 shares issued and outstanding, respectively	514,794	563,965
Capital in excess of par value	568,508,328	594,047,019
Net unrealized depreciation on investments	(64,204,075)	(134,722,405)
Accumulated net realized losses on investments	(81,963,011)	(68,772,889)
Distributions in excess of net investment income	(58,233,564)	(30,180,979)
Total net assets	364,622,472	360,934,711
Total liabilities and net assets	$695,090,164	$718,298,207
Net asset value per common share	$7.08	$6.40

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		$15,660,250	$15,520,438	$15,151,292
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)		8,797,724	8,751,311	7,961,940
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,005,578	11,200,000
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(15)		22,538,430	21,699,846	17,579,975
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(10)(15)		4,688,889	4,700,164	4,515,259
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,727,817	10,703,393	10,486,441
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		12,660,406	12,645,227	12,565,453
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,977,534	2,940,000
CT Technologies Intermediate Holdings, Inc. (aka “Healthport”)	healthcare
first lien senior secured notes, LIBOR + 4.25%, (1.00% floor) due December 01, 2021(4)(5)(6)(10)(17)		1,382,500	1,376,639	1,368,675
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		6,097,946	6,060,039	4,451,501
First American Payment Systems	financial intermediaries
first lien senior secured notes, LIBOR + 4.50% (1.25% floor) due October 12, 2018(4)(5)(6)(10)(17)		3,035,078	3,040,122	3,009,796
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(10)(17)		13,982,241	13,838,447	13,387,996
Global Healthcare Exchange	healthcare
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due August 13, 2022(4)(5)(6)(10)(15)		4,421,531	4,401,881	4,449,166
GlobalLogic Holdings Inc.	business services
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 02, 2019(4)(5)(6)(10)(15)		2,256,699	2,260,146	2,251,057
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		5,904,037	5,883,748	5,701,115
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,897,986	12,198,290
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25% (1.00% floor) due October 18, 2021(4)(5)(6)(10)(14)(15)		$8,932,500	$8,775,100	$8,858,092
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(14)(15)		10,000,000	9,665,507	9,500,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		4,894,081	4,815,846	4,649,377
Imagine! Print Solutions	business services
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due March 30, 2022(4)(5)(10)(15)		2,982,506	2,962,506	3,019,787
Integra Telecom Holdings, Inc	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)		5,193,708	5,172,390	5,154,755
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(6)(10)(14)(15)		10,806,404	10,860,526	10,482,212
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)		17,640,000	17,372,122	17,110,800
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,742,397	23,496,476	22,555,277
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,286,303	9,235,659	9,147,008
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,657,250	5,609,858	5,381,459
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,264,650	15,193,310	14,196,125
Polycom, Inc.	business services
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due September 27, 2023(4)(5)(14)(17)		7,000,000	6,720,000	6,737,500
second lien senior secured notes, LIBOR + 10.00% (1.00% floor) due September 27, 2024(4)(5)(14)(17)		13,000,000	12,740,473	12,740,000
Premiere Global Services, Inc.	chemicals
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 8, 2021(4)(5)(6)(10)(15)		14,624,060	13,193,938	14,221,898
Innovairre Holding Company LLC (F/K/A “RBS Holding Company”)	printing and publishing
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due August 2, 2019(4)(5)(6)(15)		11,869,126	11,583,553	11,584,267
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,742,558	8,705,036	8,655,132
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		$5,839,621	$5,806,113	$5,766,626
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,378,596	6,123,200
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due February 08, 2019(4)(5)(6)(10)(18)		9,275,061	9,295,987	9,228,686
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		16,762,500	16,395,991	13,996,688
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,560,119	9,600,000
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		8,112,500	8,045,778	7,869,125
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		12,255,264	12,161,629	11,815,668
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)		9,057,465	8,914,685	8,989,534
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50% (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,614,610	2,654,580
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		9,803,733	9,729,674	9,595,403
Total Senior Secured Notes			$400,767,981	$378,851,155	103.9%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$646,799	$642,394	$653,267
Total Subordinated Debt			$642,394	$653,267	0.18%
Collateralized Loan Obligation – Debt Investments
CIFC Funding 2012-1, Ltd.	structured finance
CLO secured class B3R notes, LIBOR + 7.83% due August 14, 2024(4)(5)(11)(12)(15)		$2,000,000	$1,656,329	$1,840,000
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.00% due June 2, 2025(4)(5)(11)(12)(15)		4,000,000	2,458,794	2,950,000
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		3,000,000	2,797,498	2,142,600
Total Collateralized Loan Obligation – Debt Investments			$6,912,621	$6,932,600	1.9%
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 57.52% due September 20, 2023(9)(11)(12)(19)		$6,000,000	$2,377,715	$3,000,000
ALM X, Ltd.	structured finance
CLO preference shares, estimated yield 29.41% due January 15, 2025(9)(11)(12)(19)		3,801,000	2,525,476	2,597,218
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.90% due October 30, 2023(9)(11)(12)(19)		6,000,000	3,324,003	2,880,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.59% due May 10, 2025(9)(11)(12)(19)		12,921,429	7,496,059	6,073,072
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 6.07% due January 17, 2024(9)(11)(12)(19)		15,500,000	9,922,893	8,215,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 7.18% due April 15, 2025(9)(11)(12)(19)		10,500,000	6,408,445	4,618,511
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.24% due April 17, 2026(9)(11)(12)(19)		12,750,000	9,109,900	6,749,125
Atlas Senior Loan Fund III, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.79% due August 18, 2025(9)(11)(12)(19)		4,000,000	2,285,528	2,210,000
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 9.64% due July 15, 2024(9)(11)(12)(19)		23,450,000	20,232,550	15,641,083
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.39% due April 18, 2025(9)(11)(12)(19)		9,250,000	6,248,524	5,355,607
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -7.81% due December 20, 2023(9)(11)(12)(19)		23,000,000	11,898,807	4,830,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.41% due March 09, 2025(9)(11)(12)(19)		18,750,000	13,878,526	13,125,000
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.59% due August 14, 2024(9)(11)(12)(19)		12,750,000	7,172,995	5,737,500
FINN Square CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 34.55% due December 24, 2023(9)(11)(12)(19)		5,500,000	2,279,508	2,530,000
GoldenTree Loan Opportunities VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 24.73% due August 14, 2024(9)(11)(12)(19)		4,670,000	2,850,271	3,175,600
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 10.85% due April 28, 2025(9)(11)(12)(19)		$8,000,000	$5,321,490	$3,600,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.56% due October 18, 2026(9)(11)(12)(19)		5,000,000	3,375,816	2,200,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.02% due October 20, 2025(9)(11)(12)(19)		14,000,000	11,702,304	10,196,867
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 7.54% due January 17, 2027(9)(11)(12)(19)		8,000,000	5,154,494	3,840,000
KVK CLO 2012-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 36.77% due February 10, 2025(9)(11)(12)(19)		5,000,000	1,830,967	2,000,000
KVK CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 45.39% due January 15, 2026(9)(11)(12)(19)		14,000,000	5,746,501	5,460,000
Madison Park Funding XIX, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.01% due January 22, 2029(9)(11)(12)(19)		5,422,500	5,520,933	5,883,413
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 2.50% due October 15, 2023(9)(11)(12)(19)		16,217,000	10,221,992	6,023,325
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 3.13% due April 18, 2025(9)(11)(12)(19)		17,200,000	10,603,545	5,379,863
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	334,904
Newmark Capital Funding 2013-1 CLO Ltd.	structured finance
CLO income notes, estimated yield 1.96% due June 02, 2025(9)(11)(12)(19)		20,000,000	11,293,070	7,800,000
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.97% due January 13, 2025(9)(11)(12)(19)		21,500,000	15,344,151	9,068,728
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.77% due January 17, 2024(9)(11)(12)(19)		10,416,666	7,396,010	5,208,333
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 29.10% due July 17, 2024(9)(11)(12)(19)		11,350,000	7,067,508	5,941,450
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 21.27% due April 17, 2015(9)(11)(12)(19)		10,500,000	7,551,805	5,077,239
Venture XV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 30.13% due July 15, 2025(9)(11)(12)(19)		5,000,000	2,343,069	3,150,000
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2016
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.43% due January 15, 2024(9)(11)(12)(19)		$7,500,000	$4,836,884	$4,745,152
York CLO-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.97% due January 22, 2027(9)(11)(12)(19)		22,850,000	17,036,804	17,137,500
CLO equity side letter related investments(11)(12)(13)	structured finance		—	1,990,132
Total Collateralized Loan Obligation – Equity Investments			$240,358,543	$191,774,622	52.6%
Common Stock
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	$1,712,398	$3,972,332
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	1,027,235
Total Common Stock			$2,247,398	$4,999,567	1.4%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	$3,677,000	$7,190,651
Total Preferred Equity			$3,677,000	$7,190,651	2.0%
Other Investments
Earnout payments(20)			$500,000	$500,000
			$500,000	$500,000	0.1%
Total Investments(8)			$655,105,937	$590,901,862	162.1%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,744,745 of principal amount of debt investments which contain a PIK provision at September 30, 2016.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $15,056,456; aggregate gross unrealized depreciation for federal income tax purposes is $146,284,604. Net unrealized depreciation is $131,228,148 based upon a tax cost basis of $722,130,010.
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
SEPTEMBER 30, 2016
(unaudited)

(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, the Company held qualifying assets that represented 70.4% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
ABB/Con Cise Optical Group	retail
tranche B term loan, LIBOR + 3.50% (1.00% floor) due February 06, 2019(4)(5)(6)(10)(15)		$6,483,333	$6,463,742	$6,434,708
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
senior secured notes, LIBOR + 6.00% (9.84% all-in floor) due September 11, 2016(4)(5)(6)(16)		13,750,000	13,750,000	11,000,000
Albertson’s LLC	grocery
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due August 25, 2021(4)(5)(6)(10)(17)		6,947,500	6,949,641	6,880,665
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		15,779,189	15,627,336	15,384,709
Amneal Pharmaceuticals LLC	pharmaceuticals
first lien senior secured notes, LIBOR + 3.50% (1.00% floor) due November 01, 2019(4)(5)(6)(10)(17)		2,477,301	2,475,061	2,440,141
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(17)		8,865,109	8,810,547	8,274,072
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(17)		14,000,000	14,002,839	13,142,500
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(15)		18,491,422	18,233,747	17,659,308
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(15)		4,726,389	4,739,468	3,878,995
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,877,387	10,848,984	10,306,324
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		12,757,545	12,740,092	12,534,288
second lien senior secured notes, LIBOR + 8.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,974,729	2,910,000
CRCI Holdings, Inc. (aka “CLEAResult”)	utilities
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(17)		9,797,500	9,771,934	9,632,608
incremental first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due July 10, 2019(4)(5)(6)(10)(17)		6,467,379	6,452,104	6,409,431
Crowne Group, LLC	auto parts manufacturer
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due September 30, 2020(4)(6)(10)(15)		5,668,844	5,668,844	5,512,951
CT Technologies Intermediate Holdings, Inc. (aka “Healthport”)	healthcare
first lien senior secured notes, LIBOR + 4.25%, (1.00% floor) due December 01, 2021(4)(5)(6)(10)(17)		1,393,000	1,386,427	1,337,280
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		6,050,940	6,005,567	4,417,186
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
(Continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.15% due January 17, 2024(11)(12)(19)(20)		$10,416,666	$8,175,245	$5,416,666
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.90% due July 17, 2024(11)(12)(19)(20)		9,000,000	6,379,775	4,600,445
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.49% due April 17, 2015(11)(12)(19)(20)		10,500,000	8,167,168	4,867,807
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.63% due January 15, 2024(11)(12)(19)(20)		7,500,000	5,500,942	4,277,998
CLO equity side letter related investments(11)(12)(13)	structured finance		—	3,037,228
Total Collateralized Loan Obligation – Equity Investments			$280,383,675	$178,960,609	49.6%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		$100	$3,000,000	$—
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	1,712,397	5,101,822
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	—
Total Common Stock			$5,247,397	$5,101,822	1.4%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		$5,706,866	$3,677,000	$3,731,000
Total Preferred Equity			$3,677,000	$3,731,000	1.0%
Total Investments(8)			$791,437,956	$656,715,551	181.9%

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which the Company is deemed to “control” and Unitek Global Services, Inc., of which the Company is deemed to be an “affiliate.” TICC do not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,629,179 of principal amount of debt investments which contain a PIK provision at December 31, 2015.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $7,519,993; aggregate gross unrealized depreciation for federal income tax purposes is $180,924,345. Net unrealized depreciation is $173,404,352 based upon a tax cost basis of $830,119,903.
(9)	This investment is on non-accrual.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$8,570,131	$13,720,125	$25,405,967	$39,025,069
Income from securitization vehicles and investments	8,635,834	8,617,121	22,538,250	26,396,541
Commitment, amendment fee income and other income	805,128	372,935	1,654,954	1,985,306
Total investment income from non-affiliated/non-control investments	18,011,093	22,710,181	49,599,171	67,406,916
From affiliated investments:
Interest income – debt investments	84,699	78,616	244,411	221,097
Total investment income from affiliated investments	84,699	78,616	244,411	221,097
From control investments:
Interest income – debt investments	—	345,591	567,219	1,026,283
Total investment income from control investments	—	345,591	567,219	1,026,283
Total investment income	18,095,792	23,134,388	50,410,801	68,654,296
EXPENSES
Compensation expense	189,205	89,660	609,345	965,293
Investment advisory fees	2,630,334	5,255,583	8,747,819	15,574,269
Professional fees	2,157,751	818,926	5,365,284	2,330,702
Interest expense	5,055,088	5,031,343	13,847,969	14,969,915
General and administrative	1,749,408	488,939	3,439,292	1,673,389
Total expenses before incentive fees	11,781,786	11,684,451	32,009,709	35,513,568
Net investment income incentive fees	422,828	575,319	1,666,594	(929,933)
Total expenses	12,204,614	12,259,770	33,676,303	34,583,635
Net investment income	5,891,178	10,874,618	16,734,498	34,070,661
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	39,813,458	(37,399,544)	60,144,518	(34,358,991)
Affiliated investments	2,520,646	(1,610,530)	4,623,812	5,571,560
Control investments	—	(2,005,625)	5,750,000	(2,005,625)
Total net change in unrealized appreciation/depreciation on investments	42,334,104	(41,015,699)	70,518,330	(30,793,056)
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	(5,312,519)	406,343	(10,190,122)	4,606,405
Affiliated investments	—	—	—	(6,762,328)
Control investments	—	—	(3,000,000)	—
Total net realized (losses) gains on investments	(5,312,519)	406,343	(13,190,122)	(2,155,923)
Net increase/(decrease) in net assets resulting from operations	$42,912,763	$(29,734,738)	$74,062,706	$1,121,682

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)
(unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net increase in net assets resulting from net investment income per common share:
Basic	$0.11	$0.18	$0.32	$0.57
Diluted	$0.11	$0.18	$0.32	$0.57
Net increase/(decrease) in net assets resulting from operations per common share:
Basic	$0.83	$(0.50)	$1.42	$0.02
Diluted	$0.72	$(0.50)	$1.28	$0.02
Weighted average shares of common stock outstanding:
Basic	51,479,409	59,987,986	51,985,537	59,997,565
Diluted	61,512,561	70,021,138	62,018,689	70,030,717
Distributions per share	$0.29	$0.29	$0.87	$0.85

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Increase/(decrease) in net assets from operations:
Net investment income	$16,734,498	$38,580,922
Net realized losses on investments	(13,190,122)	(6,337,088)
Net change in unrealized appreciation/depreciation on investments	70,518,330	(98,377,483)
Net increase/(decrease) in net assets resulting from operations	74,062,706	(66,133,649)
Distributions to shareholders
Distributions from net investment income	(44,787,083)	(67,646,991)
Total distributions to shareholders	(44,787,083)	(67,646,991)
Capital share transactions:
Repurchase of common stock	(25,587,862)	(26,097,710)
Net decrease in net assets from capital share transactions	(25,587,862)	(26,097,710)
Total increase/(decrease) in net assets	3,687,761	(159,878,350)
Net assets at beginning of period	360,934,711	520,813,061
Net assets at end of period (including over distributed net investment income of $58,233,564 and $30,180,979, respectively)	$364,622,472	$360,934,711
Capital share activity:
Shares repurchased	(4,917,026)	(3,907,344)
Net decrease in capital share activity	(4,917,026)	(3,907,344)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$74,062,706	$1,121,682
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(801,620)	(3,741,072)
Accretion of discount on notes payable and deferred debt issuance costs	1,695,991	1,400,334
Increase in investments due to PIK	(160,574)	(519,286)
Payment of original discount on TICC CLO 2012-1 LLC	(446,479)	—
Purchases of investments	(126,274,776)	(215,296,186)
Repayments of principal and reductions to investment cost value	101,641,129	154,115,544
Proceeds from the sale of investments	98,789,204	51,024,934
Net realized losses on investments	13,190,122	2,155,923
Reductions to CLO equity cost value	30,289,507	29,939,809
Net change in unrealized appreciation/depreciation on investments	(70,518,330)	30,793,056
Decrease (increase) in interest and distributions receivable	2,120,070	(1,155,218)
Increase in other assets	(780,551)	(18,481)
Increase in accrued interest payable	2,187,090	2,367,921
Decrease in investment advisory fee and net investment income incentive fee payable	(1,142,739)	(352,584)
(Decrease) increase in accrued expenses	(356,147)	311,496
Net cash provided by operating activities	123,494,603	52,147,872
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(6,030,598)	1,938,922
Net cash (used in) provided by investing activities	(6,030,598)	1,938,922
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $0 and $0, respectively)	(44,787,083)	(50,989,788)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	(35,553,521)	—
Repurchase of common stock	(25,587,862)	(2,386,209)
Net cash used in financing activities	(105,928,466)	(53,375,997)
Net increase in cash and cash equivalents	11,535,539	710,797
Cash and cash equivalents, beginning of period	23,181,677	20,505,323
Cash and cash equivalents, end of period	$34,717,216	$21,216,120
SUPPLEMENTAL DISCLOSURES
Securities sold not settled	$34,224,734	$10,242
Securities purchased not settled	$6,720,000	$2,850,000
Cash paid for interest	$9,964,889	$11,201,660
Non-cash investment restructuring	$11,613,301	$—

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The Company’s consolidated operations include the activities of its wholly-owned subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”) for the periods during which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. During the quarter ended September 30, 2016, the Company, as collateral manager of TICC Funding, dissolved TICC Funding pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. See “Note 7. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

NOTE 3. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME

During the first quarter of 2015, the Company identified a non-material error in its accounting for income from Collateralized Loan Obligation (“CLO”) equity investments. The Company had recorded income from its CLO equity investments using the dividend recognition model as described in Accounting Standards Codification (“ASC”) 946-320; specifically, dividends were recognized on the applicable record date, subject to estimation and collectability, with a reduction to cost basis in those instances where the Company believed that a return of capital had occurred. The Company has determined that the appropriate method for recording investment income on CLO equity investments is the effective yield method as described in ASC 325-40, Beneficial Interests in Securitized Financial Assets. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 3. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY INVESTMENT INCOME  – (continued)

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

Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows.

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

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services — Investment Companies.

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
SEPTEMBER 30, 2016
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

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated results of operation and financial condition.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost or amortized cost, which approximates fair value.

As of September 30, 2016 and December 31, 2015, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and are not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an ongoing basis and has determined that due to the general

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of September 30, 2016.

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

Syndicated Loans

In accordance with ASC 820-10, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that the Company owns may not be determinative of their fair value or when no market indicative quote is available, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

During the past six years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and, more recently, CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2016 the Company had no investments that were on a non-accrual status. As of December 31, 2015 the Company’s investment in RBS Holding Company second lien senior secured notes was on non-accrual status.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Other Income

Other income includes distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment, based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued Accounting Standards Update 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition; however, at September 30, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of approximately $2.7 million and approximately $3.8 million, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have been adjusted to reflect the retrospective application, as required by ASU 2015-03.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

OTHER ASSETS

Other assets consists of funds held in escrow from sales of investments, prepaid expenses associated primarily with insurance and deferred equity offering costs. At September 30, 2016, funds held in escrow totaled approximately $740,000, related to the sale of the Company’s investment in Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released during the fourth quarter of 2017, net of settlement of any indemnity claims and expenses related to the transaction.

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

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For tax purposes, the cost basis of the portfolio investments at September 30, 2016 and December 31, 2015, was $722,130,010 and $830,119,903, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at September 30, 2016 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$4.5	$374.4	$378.9
Subordinated Debt(1)	—	—	0.6	0.6
CLO Debt	—	—	6.9	6.9
CLO Equity	—	—	191.8	191.8
Equity and Other Investments	—	—	12.7	12.7
Total	$—	$4.5	$586.4	$590.9

(1)	Includes rounding adjustments to reconcile period balances.

The Company’s assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity and Other Investments	—	—	8.8	8.8
Total	$—	$21.7	$635.0	$656.7

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2016 and December 31, 2015, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of September 30, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$353.8	Market quotes	NBIB(1)	64.0% – 100.6%/92.8%
	11.8	Yield Analysis	NBIB(1)	96.4%/ncm(4)
			Discount Margin	6.6%/ncm(4)
	8.8	Recent transactions	Actual trade/payoff(6)	99.0% – 101.3%/100.6%
subordinated	0.6	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	4.3x – 4.8x/ncm(4)
CLO debt	4.0	Market quotes	NBIB(1)	71.4% – 92.0%/79.7%
	2.9	Recent transactions	Actual trade/payoff(6)	73.8%/ncm(4)
CLO equity	179.5	Market quotes	NBIB(1)	21.0% – 108.5%/51.7%
	2.3	Discounted cash flow(5)	Discount rate(3)(5)	14.2% – 17.8%/16.1%
	10.0	Recent transactions	Actual trade/payoff(6)	39.0% – 55.3%/41.7%
Equity Shares	12.2	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$43.6 – $169.7/ncm(4)
			Market multiples(2)	4.3x – 9.2x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.5	Other	N/A	N/A
Total Fair Value for Level 3 Investments	$586.4

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For TICC’s debt and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that TICC provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of its securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments
syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield Analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/ Enterprise value	NBIB(1)	59.4% – 98.4%/79.5%
			EBITDA multiples(2)	4.25x – 5.75x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.6-$187.6/ncm(4)
			Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For TICC’s bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that TICC provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$138,901	$139,825	$—	$—	$139,825
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,619	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,352	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,264	20,895	—	—	20,895
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,018)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	199,118	203,803	—	—	203,803
2017 Convertible Notes(2)(4)	114,327	117,587			117,587
Total	$313,445	$321,390	$—	$—	$321,390

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $673 at September 30, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.
(4)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at June 30, 2016	$406.4	$0.6	$6.6	$199.3	$10.7	$623.6
Realized (losses) gains included in earnings	(3.4)	—	0.9	(2.7)	—	(5.2)
Unrealized appreciation included in earnings(1)	14.1	—	0.6	25.2	2.0	41.9
Accretion of discount	0.2	—	0.1	—	—	0.3
Purchases(1)	36.0	—	2.4	19.9	—	58.3
Repayments and Sales	(79.0)	—	(3.7)	(40.5)	—	(123.2)
Reductions to CLO Equity cost value(2)	—	—	—	(9.4)	—	(9.4)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at September 30, 2016	$374.4	$0.6	$6.9	$191.8	$12.7	$586.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$9.7	$—	$1.0	$20.3	$2.0	$33.0

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the quarter ended September 30, 2016, of approximately $18.0 million and the effective yield interest income of approximately $8.6 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the nine months ended September 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized losses included in earnings	(3.7)	—	0.9	(7.4)	(3.0)	(13.2)
Unrealized (depreciation) appreciation included in earnings(1)	9.8	—	0.6	52.8	6.4	69.6
Accretion of discount(1)	0.5	—	0.3	—	—	0.8
Purchases	79.1	—	6.7	58.2	0.5	144.5
Repayments and Sales(1)	(156.0)	—	(3.7)	(60.5)	—	(220.2)
Reductions to CLO Equity cost value(2)	—	—	—	(30.3)	—	(30.3)
Payment in Kind income(1)	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at September 30, 2016	$374.4	$0.6	$6.9	$191.8	$12.7	$586.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$2.4	$—	$0.6	$35.8	$3.4	$42.2

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the nine months ended September 30, 2016, of approximately $52.8 million and the effective yield interest income of approximately $22.5 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 5. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$—	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	—	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	—	—	0.2	—	—	3.9
Purchases	158.9	—	0.5	—	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	—	—	—	—	(41.6)	—	(41.6)
Payment in Kind income	0.2	0.2	0.2	—	—	—	0.6
Transfers in and/or (out) of level 3	—	—	—	—	—	—	—
Balance at December 31, 2015	$444.5	$—	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$(30.3)	$—	$—	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2015, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$378.9	64.1%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	6.9	1.2%	2.1	0.3%
CLO Equity	191.8	32.5%	179.0	27.3%
Equity and Other Investments	12.7	2.1%	8.8	1.3%
Total	$590.9	100.0%	$656.7	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 6. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At September 30, 2016 and December 31, 2015, respectively, cash, cash equivalents and restricted cash were as follows:

	September 30, 2016	December 31, 2015
Cash	$80,950	$11,639,441
Cash Equivalents	34,636,266	11,542,236
Total Cash and Cash Equivalents	$34,717,216	$23,181,677
Restricted Cash	$23,995,830	$17,965,232

NOTE 7. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of September 30, 2016, the Company’s asset coverage for borrowed amounts was 213%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2016 and December 31, 2015. Fair values of the Company’s notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	September 30, 2016				December 31, 2015
(dollars in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$140,000	$138,901	(1)	$139,825	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,619	(1)	20,025	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,352	(1)	23,058	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,264	(1)	20,895	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(2,018)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	204,000	199,118		203,803	240,000	233,887		237,887
2017 Convertible Notes	115,000	114,327		117,587	115,000	113,862		115,863
Total	$319,000	$313,445		$321,390	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of September 30, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,099, $381, $648 and $736, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2016 were 4.94% and 4.8 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The table below summarizes the components of interest expense for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
(dollars in thousands)	Stated Interest Expense	Note Discount		Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes(1)	$1,019.2	$332.8		$—	$1,352.0	$912.3	$50.0	$—	$962.3
TICC CLO 2012-1 LLC Class B-1 Notes	216.1	13.7		—	229.8	192.1	13.6	—	205.7
TICC CLO 2012-1 LLC Class C-1 Notes	322.0	22.9		—	344.9	293.6	22.7	—	316.3
TICC CLO 2012-1 LLC Class D-1 Notes	347.6	25.8		—	373.4	321.2	25.4	—	346.6
TICC CLO 2012-1 amortization of deferred debt issuance cost(1)	—	—		442.7	442.7	—	—	86.7	86.7
2017 Convertible Notes	2,156.3	—		156.0	2,312.3	2,156.3	—	156.0	2,312.3
TICC Funding LLC(3)	—	—		—	—	683.8	—	117.6	801.4
Total	$4,061.2	$395.2	(2)	$598.7	$5,055.1	$4,559.3	$111.7	$360.3	$5,031.3

(1)	As a result of the August 25, 2016 class A-1 note redemption of $36.0 million, the Company incurred accelerated note discount expense and accelerated deferred debt issuance costs of approximately $287.0 and $361.0, respectively.
(2)	Includes rounding adjustments to reconcile period balances.
(3)	During the quarter ended September 30, 2016, TICC Funding was dissolved pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

The table below summarizes the components of interest expense for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016						Nine Months Ended September 30, 2015
(dollars in thousands)	Stated Interest Expense	Note Discount		Amortization of Deferred Debt Issuance Costs		Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes(1)	$3,089.1	$431.9		$—		$3,521.0	$2,688.2	$148.4	$—	$2,836.6
TICC CLO 2012-1 LLC Class B-1 Notes	629.2	40.7		—		669.9	569.9	40.3	—	610.2
TICC CLO 2012-1 LLC Class C-1 Notes	943.2	68.1		—		1,011.3	872.6	67.2	—	939.8
TICC CLO 2012-1 LLC Class D-1 Notes	1,021.5	76.5		—		1,098.0	955.4	75.3	—	1,030.7
TICC CLO 2012-1 amortization of deferred debt issuance cost(1)	—	—		614.3	(2)	614.3	—	—	257.2	257.2
2017 Convertible Notes	6,468.9	—		464.6		6,933.5	6,468.8	—	463.0	6,931.8
TICC Funding LLC(3)	—	—		—		—	2,014.7	—	348.9	2,363.6
Total	$12,151.9	$617.2	(2)	$1,078.9		$13,848.0	$13,569.6	$331.2	$1,069.1	$14,969.9

(1)	As a result of the August 25, 2016 class A-1 note redemption of $36.0 million, the Company incurred accelerated note discount expense and accelerated deferred debt issuance costs of approximately $287.0 and $361.0, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

(2)	Includes rounding adjustments to reconcile period balances.
(3)	During the quarter ended September 30, 2016, TICC Funding was dissolved pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

The aggregate accrued interest which remained payable at September 30, 2016 and December 31, 2015, was approximately $4.3 million and $2.1 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by TICC under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, the Securitization Issuer repaid $36.0 million of the class A-1 notes. As of September 30, 2016, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $204 million and were issued in four classes. The class A-1 notes have a current face amount of $140 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month London interbank offered rate (“LIBOR”) plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/A1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Baa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80 million as of September 30, 2016.

In connection with the redemption of $36.0 million, the Company incurred debt extinguishment costs of approximately $648,000, which consisted of approximately $287,000 in accelerated note discount expense and approximately $361,000 in accelerated deferred debt issuance costs.

During a period of up to four years from the closing date, all principal collections received on the underlying collateral may be used by the 2012 Securitization Issuer to purchase new collateral under the Company’s direction in its capacity as collateral manager of the 2012 Securitization Issuer and in accordance with its investment strategy, allowing the Company to maintain the initial leverage in the securitization for such four-year period. All note classes are scheduled to mature on August 25, 2023.

The proceeds of the private placement of the Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer, net of discount and debt issuance costs, were used for investment purposes. As part of the securitization, the Company entered into a master loan sale agreement with TICC CLO 2012-1 pursuant to which it agreed to sell or contribute certain senior secured and second lien loans (or participation interests therein) to TICC CLO 2012-1, and to purchase or otherwise acquire the 2012 Subordinated Notes. The Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer are the secured obligations of TICC CLO 2012-1, and an indenture governing the notes of the 2012 Securitization Issuer includes customary covenants and events of default.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

As of September 30, 2016, there were 31 investments in portfolio companies with a total fair value of approximately $223.7 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at September 30, 2016 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2016, TICC had a deferred debt issuance balance of approximately $2.0 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Stated interest expense	$1,904,938	$1,719,273	$5,683,226	$5,086,180
Amortization of deferred issuance costs	442,730	86,662	614,170	257,160
Note discount expense	395,140	111,801	617,128	331,278
Total interest expense	$2,742,808	$1,917,736	$6,914,524	$5,674,618
Effective annualized average interest rate	4.96%	3.17%	3.98%	3.16%
Cash paid for interest	$1,959,988	$1,707,969	$5,652,388	$5,081,521

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through August 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%. Effective August 26, 2016 and through September 30, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.825%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2016, respectively, is as follows:

			Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.57544%	175	$1,084,999	$1,019,218	$332,806	$3,095,766	$3,089,140	$431,901
Class B-1 Notes	4.32544%	350	212,740	216,093	13,670	618,181	629,228	40,664
Class C-1 Notes	5.57544%	475	318,123	321,979	22,910	929,727	943,231	68,083
Class D-1 Notes	6.57544%	575	344,126	347,648	25,754	1,008,714	1,021,627	76,480
Total			$1,959,988	$1,904,938	$395,140	$5,652,388	$5,683,226	$617,128

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2015 is as follows:

			Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.07910%	175	$904,014	$912,304	$50,035	$2,680,960	$2,688,206	$148,407
Class B-1 Notes	3.82910%	350	191,201	192,143	13,603	570,071	569,923	40,315
Class C-1 Notes	5.07910%	475	292,555	293,638	22,709	873,603	872,633	67,241
Class D-1 Notes	6.07910%	575	320,199	321,188	25,454	956,887	955,418	75,315
Total			$1,707,969	$1,719,273	$111,801	$5,081,521	$5,086,180	$331,278

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2016 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$140,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa1”	“A1”	“Baa1”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2015 are as follows:

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the 7.50% Senior Convertible Notes due 2017 (“Convertible Notes”) and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at September 30, 2016 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2016, the Company had a deferred debt issuance balance of approximately $0.7 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and nine months ended September 30, 2016 and 2015, respectively:

2017 Convertible Notes	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Stated interest expense	$2,156,250	$2,156,250	$6,468,750	$6,468,750
Amortization of deferred issuance costs	156,028	156,028	464,693	462,997
Total interest expense	$2,312,278	$2,312,278	$6,933,443	$6,931,747
Effective annualized average interest rate	7.98%	7.98%	8.03%	8.06%
Cash paid for interest	$—	$—	$4,312,500	$4,312,500

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

As of September 30, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 7. BORROWINGS  – (continued)

Credit Facility

On October 27, 2014, TICC Funding, a special purpose vehicle and wholly-owned subsidiary of the Company, entered into a revolving credit facility (the “Facility”) with Citibank, N.A. Subject to certain exceptions, pricing under the Facility is based on the LIBOR for an interest period equal to three months plus a spread of 1.50% per annum. Pursuant to the terms of the credit agreement governing the Facility, TICC Funding borrowed, on a revolving basis, the maximum aggregate principal amount of $150,000,000.

During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and fully repaid the Facility.

During the quarter ended September 30, 2016, the Company, as collateral manager of TICC Funding, dissolved TICC Funding pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

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

TICC CLO 2012-1 is a consolidated subsidiary of TICC. Until it was dissolved during the quarter ended September 30, 2016, TICC Funding was a consolidated subsidiary of TICC. The Company consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements as the subsidiaries are operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO 2012-1 and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$5,891,178	$10,874,618	$16,734,498	$34,070,661
Weighted average common shares outstanding – basic	51,479,409	59,987,986	51,985,537	59,997,565
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.11	$0.18	$0.32	$0.57
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$5,891,178	$10,874,618	$16,734,498	$34,070,661
Adjustments for interest on convertible notes, base management fees, deferred issuance costs and incentive fees(2)	—	—	—	5,560,729
Net investment income, as adjusted(1)(2)	$5,891,178	$10,874,618	$16,734,498	$39,631,390
Weighted average common shares outstanding – basic	51,479,409	59,987,986	51,985,537	59,997,565
Adjustments for dilutive effect of convertible notes(2)	—	—	—	10,033,152
Weighted average common shares outstanding – diluted(2)	51,479,409	59,987,986	51,985,537	70,030,717
Net increase in net assets resulting from net investment income per common share – diluted(1)(2)	$0.11	$0.18	$0.32	$0.57

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net increase (decrease) in net assets resulting from operations per common share – basic:
Net increase (decrease) in net assets resulting from operations	$42,912,763	$(29,734,738)	$74,062,706	$1,121,682
Weighted average common shares outstanding – basic	51,479,409	59,987,986	51,985,537	59,997,565
Net increase (decrease) in net assets resulting from operations per common share – basic	$0.83	$(0.50)	$1.42	$0.02
Net increase/(decrease) in net assets resulting from operations per common share – diluted
Net increase (decrease) in net assets resulting from operations, before adjustments	$42,912,763	$(29,734,738)	$74,062,706	$1,121,682
Adjustments for interest on convertible notes, base management fees, deferred issuance costs and incentive fees(2)	1,446,266	—	5,555,309	—
Net increase (decrease) in net assets resulting from operations, as adjusted(2)	$44,359,029	$(29,734,738)	$79,618,015	$1,121,682
Weighted average common shares outstanding – basic	51,479,409	59,987,986	51,985,537	59,997,565
Adjustments for dilutive effect of convertible notes(2)	10,033,152	—	10,033,152	—
Weighted average common shares outstanding – diluted(2)	61,512,561	59,987,986	62,018,689	59,997,565
Net increase (decrease) in net assets resulting from operations per common share – diluted(2)	$0.72	$(0.50)	$1.28	$0.02

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 3. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, is reflected in the first quarter of 2015. Prior period amounts are not materially affected.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine month periods ended September 30, 2016 and the three and nine months ended September 30, 2015 the adjustments for interest on Convertible Notes, base management fees, deferred issuance costs and

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 8. EARNINGS PER SHARE  – (continued)

incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the diluted earnings per share computation. The following table represents the adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance cost, base management fees and incentive fees	$1,446,266	$1,852,432	$5,555,309	$—
Share adjustments for dilutive effect of convertible notes	10,033,152	10,033,152	10,033,152	—
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance cost, base management fees and incentive fees	$—	$1,852,432	$—	$5,560,729
Share adjustments for dilutive effect of convertible notes	—	10,033,152	—	10,033,152

NOTE 9. RELATED PARTY TRANSACTIONS

In March 2016, TICC Management, in consultation with the independent members of the Board of Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee. Under the terms of the fee waiver letter, which took effect on April 1, 2016:

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10.00%) to a fixed rate of 7.00%.

After these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned by TICC Management from April 1, 2016 in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

Investment Advisory Fees

The Company has entered into an investment advisory agreement with TICC Management (the “Investment Advisory Agreement”) under which TICC Management, subject to the overall supervision of TICC’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, TICC. For providing these services TICC Management receives a fee from TICC, consisting of two components: a base management fee (the “Base Fee”) and an incentive fee. Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter. Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets have decreased during the quarter.

The following table represents the Base Fee for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Investment advisory fee	$2,630,334	$5,255,583	$8,747,819	$15,574,269

The investment advisory fee payable to TICC Management as of September 30, 2016 and December 31, 2015, was $2,630,334 and $4,195,901, respectively.

Net Investment Income Incentive Fee

The incentive fee has two parts: net investment income incentive fee and capital gains incentive fee. The first part is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, income from securitization vehicles and equity investments and any other income (including any other fees that TICC receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Base Fee, expenses payable under the Company’s administration agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. “Pre-Incentive Fee Net Investment Income,” expressed as a rate of return on the value of the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

Company’s net assets at the end of the immediately preceding calendar quarter, is compared to one-fourth of an annual “hurdle rate.” Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

From January 1, 2005 through March 31, 2016, the annual hurdle rate was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle rates for the 2015, 2014 and 2013 calendar years were 6.65%, 6.75% and 5.72%, respectively. The hurdle rate through March 31, 2016, calculated as of December 31, 2015, was 6.76%.

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

The following table represents the net investment income incentive fees for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net investment income incentive fee	$422,828	$575,319	$1,666,594	$(929,933)

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

The net investment income incentive fee payable to TICC Management as of September 30, 2016 and December 31, 2015, was approximately $422,828 and $0, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

In addition, in the event the Company recognizes PIK interest income in excess of its available capital, the Company may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse the Company for the portion of any incentive fees attributable to PIK loan interest income in the event of a subsequent default.

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

The amount of the capital gains incentive fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of the Company’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the capital gains incentive fee expense fluctuates with the Company’s overall investment results.

There were no capital gains incentive fees incurred during the three and nine months ended September 30, 2016 and 2015. There were no accrued capital gains incentive fee payable to TICC Management as of September 30, 2016 and December 31, 2015.

Administration Agreement

The Company has also entered into the Administration Agreement with BDC Partners under which BDC Partners provides administrative services for TICC. The Company pays BDC Partners an allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Company’s Chief Financial Officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board of Directors must monitor. The Company also reimburses BDC Partners for the costs associated with the functions performed by TICC’s Chief Compliance Officer that BDC Partners pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS  – (continued)

For the three months ended September 30, 2016 and 2015, TICC incurred $189,205 and $89,660, respectively, and for the nine months ended September 30, 2016 and 2015, TICC incurred $609,345 and $965,293, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. Further, TICC incurred $27,738 and $27,738 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2016 and 2015, respectively; for the nine months ended September 30, 2016 and 2015, TICC incurred $83,213 and $82,675, respectively.

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

The Company intends to comply with the applicable provisions of the Code pertaining to RICs to make distributions of taxable income sufficient to relieve it of substantially all federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on such income. The Company will accrue excise tax on estimated excess taxable income, if any, as required.

On September 30, 2016 the Company paid a distribution of $0.29 per share. The Company has a distribution reinvestment plan under which distributions are paid to stockholders in the form of additional shares issued or purchased in the open market, unless a stockholder elects to receive cash.

NOTE 11. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2016 was $7.08, and at December 31, 2015 was $6.40. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 12. INVESTMENT INCOME

The following tables set forth the components of investment income for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest income
Stated interest income	$8,251,446	$11,812,652
Original issue discount and market discount income	344,332	2,231,377
Payment-in-kind income	55,898	97,914
Discount income derived from unscheduled remittances at par	3,154	2,389
Total interest income	$8,654,830	$14,144,332
Income from securitization vehicles	$8,635,834	$8,617,121
Commitment, amendment and other fee income
Fee letters	$339,005	$339,566
Loan prepayment and bond call fees	330,000	—
All other fees	136,123	33,369
Total commitment, amendment and other fee income	$805,128	$372,935
Total investment income	$18,095,792	$23,134,388

The following tables set forth the components of investment income for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest income
Stated interest income	$25,231,480	$35,869,821
Original issue discount and market discount income	801,621	3,741,070
Payment-in-kind income	163,922	599,858
Discount income derived from unscheduled remittances at par	20,574	61,700
Total interest income	$26,217,597	$40,272,449
Income from securitization vehicles	$22,538,250	$26,396,541
Commitment, amendment and other fee income
Fee letters	$1,014,785	$1,014,381
Loan prepayment and bond call fees	358,381	360,000
All other fees	281,788	610,925
Total commitment, amendment and other fee income	$1,654,954	$1,985,306
Total investment income	$50,410,801	$68,654,296

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2016 and 2015, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, the Board of Directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of the Company’s outstanding shares of common stock have been repurchased. During the year ended December 31, 2015, under that repurchase program, the Company repurchased 315,783 shares of outstanding common stock for approximately $2.4 million at the average weighted price of $7.56 per share, inclusive of commission, while complying with the prohibitions under TICC’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act.

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases must be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016. In aggregate, under the repurchase program authorized on November 5, 2015, the Company repurchased 3,591,551 shares of its common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions, through December 31, 2015. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

The Company did not repurchase shares of its common stock during the three months ended September 30, 2016, as the Board authorized program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016. During the nine months ended September 30, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of its common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 26.6% of the net asset value per share at September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	$46.4 million
February 1, 2015 – February 28, 2015	—	—	—	$46.4 million
March 1, 2015 – March 31, 2015	—	—	—	$46.4 million
April 1, 2015 – April 30, 2015	—	—	—	$46.4 million
May 1, 2015 – May 31, 2015	—	—	—	$46.4 million
June 1, 2015 – June 30, 2015	—	—	—	$46.4 million
July 1, 2015 – July 31, 2015	—	—	—	—
August 1, 2015 – August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
October 1, 2015 – October 31, 2015	—	—	—	—
November 1, 2015 – November 30, 2015	1,085,778	$6.66	1,085,778	$67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	$51.3 million
Total – year ended December 31, 2015	3,907,334		3,907,334

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 13. SHARE REPURCHASE PROGRAM  – (continued)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	$39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	$26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	$25.8 million
April 1, 2016 – April 30, 2016	—	—	—	$25.8 million
May 1, 2016 – May 31, 2016	—	—	—	$25.8 million
June 1, 2016 – June 30, 2016	—	—	—	—
July 1, 2016 – July 31, 2016	—	—	—	—
August 1, 2016 – August 31, 2016	—	—	—	—
September 1, 2016 – September 30, 2016	—	—	—	—
Total – nine months ended September 30, 2016	4,917,026		4,917,026

NOTE 14. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of September 30, 2016, the Company had commitments to purchase additional debt investments totaling approximately $15,000,000.

NOTE 15. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2016 and 2015, respectively, are as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Per Share Data
Net asset value at beginning of period	$6.54	$8.60	$6.40	$8.64
Net investment income(1)	0.11	0.18	0.32	0.57
Net realized and unrealized capital gains (losses)(2)	0.72	(0.68)	1.11	(0.56)
Net change in net asset value from operations	0.83	(0.50)	1.43	0.01
Distributions per share from net investment income	(0.29)	(0.29)	(0.87)	(0.85)
Distributions based on weighted average share impact	—	—	0.01	—
Total distributions(3)	(0.29)	(0.29)	(0.86)	(0.85)
Effect of shares repurchased, gross	—	—	0.11	0.01
Net asset value at end of period	$7.08	$7.81	$7.08	$7.81
Per share market value at beginning of period	$5.27	$6.72	$6.08	$7.53
Per share market value at end of period	$5.82	$6.71	$5.82	$6.71
Total return(4)	15.94%	4.17%	12.43%	0.60%
Shares outstanding at end of period	51,479,409	59,987,986	51,479,409	59,987,986

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 15. FINANCIAL HIGHLIGHTS  – (continued)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Ratios/Supplemental Data
Net assets at end of period (000’s)	364,622	468,559	364,622	468,559
Average net assets (000’s)	350,631	492,124	332,591	510,712
Ratio of expenses to average net assets(5)	13.92%	9.97%	13.50%	9.03%
Ratio of net investment income to average net assets(5)	6.72%	8.84%	6.71%	8.90%
Portfolio turnover rate	9.42%	4.95%	22.92%	22.03%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.
(6)	The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Ratio of expenses to average net assets:
Expenses before incentive fees	13.44%	9.50%	12.83%	9.27%
Net investment income incentive fees	0.48%	0.47%	0.67%	(0.24)%
Ratio of expenses, excluding interest expense, to average net assets	8.16%	5.88%	7.95%	5.12%

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The update is intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2014-15 beginning with the quarter ended March 31, 2016. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated results of operation and financial condition.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 16. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 is effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2015-02 beginning with the quarter ended March 31, 2016. The adoption of ASU 2015-02 did not affect the Company’s consolidated results of operation and financial condition.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 are effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2015-03 and 2015-15 beginning with the quarter ended March 31, 2016. The adoption of ASUs 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition; however, at September 30, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of approximately $2.7 million and approximately $3.8 million, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have been adjusted to reflect the retrospective application, as required by ASU 2015-03.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 is effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2014-07 beginning with the quarter ended March 31, 2016. The adoption of ASU 2015-07 did not affect the Company’s consolidated results of operations and financial condition.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

During the three and nine months ended September 30, 2016, the Company incurred expenses of approximately $1.6 million and $4.4 million, respectively, primarily related to the work of the Special Committee, including the engagement of legal and financial advisors to the Special Committee, net of the effects of an approximately $791,000 insurance recovery related to previously incurred legal costs.

NOTE 20. SUBSEQUENT EVENTS

On October 26, 2016, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 30, 2016 to shareholders of record as of December 16, 2016.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing in corporate debt securities. We have also invested and may continue to invest in structured finance investments, including CLO vehicles, which own debt securities. We may also invest in publicly traded debt and/or equity securities. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2016, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 24 and 104 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0%.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified investment valuation and investment income as critical accounting policies.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an ongoing basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of September 30, 2016.

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

Collateralized Loan Obligations — Debt and Equity

During the past seven years, TICC has acquired a number of debt and equity positions in CLO investment vehicles and, more recently, CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

The Company’s assets measured at fair value on a recurring basis at September 30, 2016 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$4.5	$374.4	$378.9
Subordinated Debt(1)	—	—	0.6	0.6
CLO Debt	—	—	6.9	6.9
CLO Equity	—	—	191.8	191.8
Equity and Other Investments	—	—	12.7	12.7
Total	$—	$4.5	$586.4	$590.9

(1)	Includes rounding adjustments to reconcile period balances.

The Company’s assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

($ in millions)	Fair Value Measurements at Reporting Date Using			Total
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity and Other Investments	—	—	8.8	8.8
Total	$—	$21.7	$635.0	$656.7

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2016 and December 31, 2015, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of September 30, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$353.8	Market quotes	NBIB(1)	64.0% – 100.6%/92.8%
	11.8	Yield Analysis	NBIB(1)	96.4%/ncm(4)
			Discount Margin	6.6%/ncm(4)
	8.8	Recent transactions	Actual trade/payoff(6)	99.0% – 101.3%/100.6%
subordinated	0.6	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	4.3x – 4.8x/ncm(4)
CLO debt	4.00	Market quotes	NBIB(1)	71.4% – 92.0%/79.7%
	2.90	Recent transactions	Actual trade/payoff(6)	73.8%/ncm(4)
CLO equity	179.5	Market quotes	NBIB(1)	21.0% – 108.5%/51.7%
	2.3	Discounted cash flow(5)	Discount rate(3)(5)	14.2% – 17.8%/16.1%
	10.0	Recent transactions	Actual trade/payoff(6)	39.0% – 55.3%/41.7%
Equity Shares	12.2	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$43.6-$169.7/ncm(4)
			Market multiples(2)	4.3x-9.2x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.5	Other	N/A	N/A
Total Fair Value for Level 3 Investments	$586.4

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our debt and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments
syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield Analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/ Enterprise value	NBIB(1)	59.4% – 98.4%/79.5%
			EBITDA multiples(2)	4.25x – 5.75x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$1.6-$187.6/ncm(4)
			Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

(7)	For our bilateral debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$138,901	$139,825	$—	$—	$139,825
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,619	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,352	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,264	20,895	—	—	20,895
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,018)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	199,118	203,803	—	—	203,803
2017 Convertible Notes(2)(4)	114,327	117,587			117,587
Total	$313,445	$321,390	$—	$—	$321,390

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $673 at September 30, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.
(4)	Includes rounding adjustments to reconcile period balances.

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

A reconciliation of the fair value of investments for the three months ended September 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at June 30, 2016	$406.4	$0.6	$6.6	$199.3	$10.7	$623.6
Realized gains (losses) included in earnings	(3.4)	—	0.9	(2.7)	—	(5.2)
Unrealized appreciation included in earnings(1)	14.1	—	0.6	25.2	2.0	41.9
Accretion of discount	0.2	—	0.1	—	—	0.3
Purchases(1)	36.0	—	2.4	19.9	—	58.3
Repayments and Sales	(79.0)	—	(3.7)	(40.5)	—	(123.2)
Reductions to CLO Equity cost value(2)	—	—	—	(9.4)	—	(9.4)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at September 30, 2016	$374.4	$0.6	$6.9	$191.8	$12.7	$586.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.7	$—	$1.0	$20.3	$2.0	$33.0

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the quarter ended September 30, 2016, of approximately $18.0 million and the effective yield interest income of approximately $8.6 million.

A reconciliation of the fair value of investments for the nine months ended September 30, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized losses included in earnings	(3.7)	—	0.9	(7.4)	(3.0)	(13.2)
Unrealized (depreciation) appreciation included in earnings(1)	9.8	—	0.6	52.8	6.4	69.6
Accretion of discount(1)	0.5	—	0.3	—	—	0.8
Purchases	79.1	—	6.7	58.2	0.5	144.5
Repayments and Sales(1)	(156.0)	—	(3.7)	(60.5)	—	(220.2)
Reductions to CLO Equity cost value(2)	—	—	—	(30.3)	—	(30.3)
Payment in Kind income(1)	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	0.0
Balance at September 30, 2016	$374.4	$0.6	$6.9	$191.8	$12.7	$586.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$2.4	$—	$0.6	$35.8	$3.4	$42.2

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the nine months ended September 30, 2016, of approximately $52.8 million and the effective yield interest income of approximately $22.5 million.

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$—	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	—	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	—	—	0.2	—	—	3.9
Purchases	158.9	—	0.5	—	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	—	—	—	—	(41.6)	—	(41.6)
Payment in Kind income	0.2	0.2	0.2	—	—	—	0.6
Transfers in and/or (out) of level 3	—	—	—	—	—	—	—
Balance at December 31, 2015	$444.5	$—	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$(30.3)	$—	$—	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2015, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$378.9	64.1%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	6.9	1.2%	2.1	0.3%
CLO Equity	191.8	32.5%	179.0	27.3%
Equity and Other Investments	12.7	2.1%	8.8	1.3%
Total	$590.9	100.0%	$656.7	100.0%

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2016, the Company had no investments on non-accrual status and as of December 31, 2015, the Company’s investment in RBS Holding Company second lien senior secured notes was on non-accrual status.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $590.9 million and $656.7 million as of September 30, 2016 and December 31, 2015, respectively. The decrease in the value of investments during the nine month period ended September 30, 2016, was due primarily to debt repayments and sales of securities totaling approximately $238.4 million and realized losses of $13.2 million, partially offset by purchases of investments of approximately $144.6 million and net unrealized appreciation on our investment portfolio of approximately $70.5 million (which incorporates reductions to CLO equity cost value of $30.3 million). Refer to the table below which reconciles the investment portfolio for the nine months ended September 30, 2016 and the year ended December 31, 2015.

During the quarter ended September 30, 2016, we closed approximately $58.4 million in portfolio investments, including additional investments of approximately $34.6 million in existing portfolio companies and approximately $23.8 million in new portfolio companies. For the year ended December 31, 2015, we closed approximately $234.8 million in portfolio investments, including additional investments of approximately $130.4 million in existing portfolio companies and approximately $104.4 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. For the quarter ended September 30, 2016, we recognized proceeds of approximately $74.7 million from sales, whereas, for the year ended December 31, 2015, we recognized proceeds of approximately $196.2 million from the sales of securities. Also, during the quarter ended September 30, 2016, we had repayments and amortization payments of approximately $50.5 million whereas, for the year ended December 31, 2015, we had repayments and amortization payments of approximately $224.2 million.

As of September 30, 2016, we had investments in debt securities of, or loans to, 36 portfolio companies, with a fair value of approximately $386.4 million, and equity investments of approximately $204.5 million. These debt investments included approximately $0.1 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2015, we had investments in debt securities of, or loans to, 45 portfolio companies, with a fair value of approximately $468.9 million, and equity investments of approximately $187.8 million. These debt investments included approximately $0.6 million in accrued PIK interest.

A reconciliation of the investment portfolio for the nine months ended September 30, 2016 and the year ended December 31, 2015 follows:

($ in millions)	September 30, 2016	December 31, 2015
Beginning Investment Portfolio	$656.7	$984.2
Portfolio Investments Acquired	144.6	234.8
Debt repayments	(113.2)	(224.2)
Sales of securities	(125.2)	(196.2)
Reductions to CLO equity cost value(1)	(30.3)	(41.6)
Payment in Kind	0.2	0.5
Accretion of discounts on investments	0.8	3.9
Net Unrealized Appreciation (Depreciation)	70.5	(98.4)
Net Realized Losses	(13.2)	(6.3)
Ending Investment Portfolio	$590.9	$656.7

(1)	For the nine months ended September 30, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the nine months ended September 30, 2016, of approximately $52.8 million and the effective yield interest income of approximately $22.5 million. For the year ended December 31, 2015, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2015, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
September 30, 2016	$58.4	$50.5	$9.4	$74.7
June 30, 2016.	73.4	$60.0	$9.5	$36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total	$144.6	$113.2	$30.3	$125.2
December 31, 2015	$20.7	$62.7	$10.3	$145.2
September 31, 2015	66.3	47.0	9.9	—
June 30, 2015	88.2	80.3	9.7	33.4
March 31, 2015	59.6	34.2	11.7	17.6
Total	$234.8	$224.2	$41.6	$196.2

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$378.9	64.1%	$466.2	71.0%
Subordinated Debt	0.6	0.1%	0.6	0.1%
CLO Debt	6.9	1.2%	2.1	0.3%
CLO Equity	191.8	32.5%	179.0	27.3%
Equity and Other Investments	12.7	2.1%	8.8	1.3%
Total	$590.9	100.0%	$656.7	100.0%

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, we held qualifying assets that represented 70.4% of our total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$198.7	33.6%	$181.1	27.6%
Telecommunication services	95.7	16.2%	97.7	14.9%
Business services	68.4	11.6%	59.5	9.1%
Printing and publishing	61.6	10.4%	64.9	9.9%
Financial intermediaries	37.4	6.3%	45.8	7.0%
Software	18.9	3.2%	32.2	4.9%
Consumer services	17.1	2.9%	26.2	4.0%
Diversified insurance	15.2	2.6%	15.4	2.3%
Chemicals	14.2	2.4%	0.0	0.0%
IT consulting	11.5	2.0%	6.8	1.0%
Logistics	10.5	1.8%	10.3	1.6%
Radio and television	9.2	1.6%	9.3	1.4%
Travel	9.0	1.5%	8.5	1.3%
Computer hardware	7.9	1.3%	8.5	1.3%
Healthcare	5.8	1.0%	14.3	2.2%
Aerospace and defense	5.4	0.9%	5.5	0.8%
Education	4.4	0.7%	4.4	0.7%
Enterprise Software	0.0	0.0%	17.5	2.7%
Utilities	0.0	0.0%	16.0	2.4%
Leisure goods	0.0	0.0%	9.6	1.4%
Retail	0.0	0.0%	8.4	1.3%
Grocery	0.0	0.0%	6.9	1.0%
Auto parts manufacturer	0.0	0.0%	5.5	0.8%
Pharmaceuticals	0.0	0.0%	2.4	0.4%
Total	$590.9	100.0%	$656.7	100.0%

(1)	Reflects our debt and equity investments in CLOs as of September 30, 2016 and December 31, 2015, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2016 and December 31, 2015, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At September 30, 2016 and December 31, 2015, our debt investment portfolio was graded as follows:

Grade	Summary Description	September 30, 2016
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	306.1	73.5%	291.5	75.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	110.5	26.5%	94.9	24.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$416.6	100.0%	$386.4	100.0%

Grade	Summary Description	December 31, 2015
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	405.9	79.0%	387.5	82.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.1	16.6%	67.9	14.5%
4	A reduction of interest income has occurred or is expected to occur. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.7	4.4%	13.5	2.9%
		$513.7	100.0%	$468.9	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended September 30, 2016 to the three months ended September 30, 2015.

Investment Income

Investment income for the three months ended September 30, 2016 and September 30, 2015 was approximately $18.1 million and $23.1 million, respectively, reflecting a decrease of $5.0 million. The following tables set forth the components of investment income for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Interest income
Stated interest income	$8,251,446	$11,812,652
Original issue discount and market discount income	344,332	2,231,377
Payment-in-kind income	55,898	97,914
Discount income derived from unscheduled remittances at par	3,154	2,389
Total interest income	$8,654,830	$14,144,332
Income from securitization vehicles	$8,635,834	$8,617,121
Commitment, amendment and other fee income
Fee letters	$339,005	$339,566
Loan prepayment and bond call fees	330,000	—
All other fees	136,123	33,369
Total commitment, amendment and other fee income	$805,128	$372,935
Total investment income	$18,095,792	$23,134,388

The decrease in total investment income was primarily due to a reduction of stated interest income of $3.6 million resulting largely from a smaller portfolio due to loan sale activity to fund the voluntary partial redemption of the TICC CLO 2012-1 LLC class A-1 notes, partially offset by a $0.4 million increase in total commitment, amendment and other fee income primarily due to an increase in loan prepayment fees. The total principal value of income producing debt investments as of September 30, 2016 and September 30, 2015 was approximately $416.6 million and $700.9 million, respectively.

As of September 30, 2016, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 24 and 104 months compared to stated interest rates of 4.00% to 15.00% and maturity dates between 6 and 100 months as of September 30, 2015. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0% as of September 30, 2016, compared to approximately 7.2% as of September 30, 2015. The increase in the weighted average yield on our debt portfolio over the past two quarters is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans and the restructuring of our investment held in RBS Holding Company.

Operating Expenses

Expenses before incentive fees for the quarter ended September 30, 2016 were approximately $11.8 million, which increased by approximately $0.1 million from the quarter ended September 30, 2015, attributable to higher professional and general and administrative expenses partially offset by lower base management fees. Expenses before incentive fees for the quarter ended September 30, 2015 were approximately $11.7 million.

The investment advisory base management fees for the quarter ended September 30, 2016 were approximately $2.6 million compared with $5.3 million for the quarter ended September 30, 2015. That decrease was due largely to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” below, for discussion of ongoing fee waivers), as well as a decline in the weighted average gross assets due to the sale of certain assets to pay-off the TICC Funding credit facility during the fourth quarter of 2015 and to fund the voluntary partial redemption of the TICC CLO 2012-1 LLC class A-1 notes of $36.0 million during the quarter ended September 30, 2016. At September 30, 2016 and December 31, 2015, approximately $3.1 million and $4.2 million, respectively, of base management fees remained payable to TICC Management.

Interest expense and other debt financing expenses for the third quarter of 2016 were approximately $5.1 million, which was directly related to our TICC CLO 2012-1 debt and 7.50% Convertible Notes due 2017 (“Convertible Notes”), compared to interest expense and other debt financing expenses of approximately $5.0 million for the quarter ended September 30, 2015. The increase was primarily due to the acceleration of deferred debt issuance costs ($0.3 million) and the acceleration of debt discount ($0.4 million) resulting from the $36.0 million partial redemption of the TICC CLO 2012-1 LLC class A-1 notes. The aggregate accrued interest which remained payable at September 30, 2016, was approximately $4.3 million, comprised of $0.7 million for the notes of TICC CLO 2012-1 and $3.6 million for the Convertible Notes. The aggregate interest payable at December 31, 2015, was approximately $2.1 million.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $2.2 million for the quarter ended September 30, 2016, compared to approximately $0.8 million for the quarter ended September 30, 2015. This represented an increase of approximately $1.4 million primarily due to the engagement of legal and financial advisors to the Special Committee of the Board of Directors.

Compensation expenses were approximately $0.2 million for the quarter ended September 30, 2016, compared to approximately $0.1 million for the quarter ended September 30, 2015, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. This increase was largely the result of staffing changes which occurred during each respective quarter.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $1.7 million for the three months ended September 30, 2016, compared to approximately $0.5 million for the three months ended September 30, 2015. The increase was the direct result of proxy related costs of approximately $1.1 million recognized during the quarter ended September 30, 2016 (such costs include fees for mailing, filing, processing, tabulation, and solicitation). Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended September 30, 2016 was $0.4 million, compared to $0.6 million in the three months ended September 30, 2015. This decrease results from modifications made to the incentive fee calculation as described below.

In March 2016, TICC Management, in consultation with the independent members of the Board of Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee. Under the terms of the fee waiver letter, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee was revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);

•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10.00%) to a fixed rate of 7.00%.

After these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned by TICC Management from April 1, 2016 in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended September 30, 2016 and September 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2016, we recognized net realized losses on investments of approximately $5.3 million, which primarily reflects the losses from the sale of several CLO equity investments and the restructuring of our investment in RBS Holding Company second lien senior secured notes.

For the three months ended September 30, 2016, our net change in unrealized appreciation/depreciation was approximately $42.3 million primarily due to improvements in the corporate loan market, composed of $36.4 million in gross unrealized appreciation, $3.1 million in gross unrealized depreciation and approximately $9.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $9.4 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2016 were as follows:

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
RBS Holding Company	$4.1
Source Hov, LLC	3.4
Unitek Global Services, Inc.	2.5
Newmark Capital Funding 2013-1 CLO Ltd.	2.5
Catamaran CLO 2013-1 Ltd.	2.1
Benefit Street Partners CLO II, Ltd.	2.1
Global Tel Link Corp.	2.0
Shackleton 2013-III CLO, Ltd.	1.9
Ares XXV CLO Ltd.	1.8
CIFC Funding 2012-1, Ltd.	1.4
Catamaran CLO 2012-1 Ltd.	1.3
Jamestown CLO V Ltd.	1.3
Merrill Communications, LLC	1.1
Telos CLO 2013-3, Ltd.	1.1
Premiere Global Services, Inc.	1.0
Cedar Funding II CLO, Ltd.	1.0
KVK CLO 2013-2, Ltd.	(0.4)
Integra Telecom Holdings, Inc.	(0.5)
Novitex Enterprise Solutions	(0.5)
Birch Communications, Inc.	(0.9)
Net all other	14.0
Total	$42.3

For the quarter ended September 30, 2015, we recorded net realized gains on investments of approximately $0.4 million, which primarily reflects the gains from the repayment of our debt investment held in Jackson Hewitt Tax Service, Inc.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended September 30, 2015, we had net unrealized depreciation of approximately $41.0 million, composed of $1.1 million in gross unrealized appreciation, $41.7 million in gross unrealized depreciation and approximately $0.4 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $9.7 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant changes in net unrealized appreciation and depreciation during the quarter ended September 30, 2015 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Unitek Global Services, Inc.	(1.6)
Halcyon Loan Advisors Funding 2012-2 Ltd.	(1.2)
RBS Holding Company	(1.2)
Ares XXVI CLO Ltd.	(1.3)
Carlyle Global Market Strategies CLO 2014-4, Ltd.	(1.4)
Cedar Funding II CLO, Ltd.	(1.5)
Ares XXIX CLO Ltd.	(1.6)
Ares XXV CLO Ltd.	(1.6)
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	(2.0)
Jamestown CLO V Ltd.	(2.0)
Shackleton 2013-IV CLO, Ltd.	(2.2)
Marea CLO, Ltd.	(2.2)
Catamaran CLO 2012-1 Ltd.	(2.4)
Newmark Capital Funding 2013-1 CLO Ltd.	(2.7)
Mountain Hawk III CLO, Ltd.	(3.4)
Net all other	(12.7)
Total	$(41.0)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2016 and September 30, 2015 was approximately $5.9 million and $10.9 million, respectively, or a decrease of $5.0 million. The net decrease was the result of lower investment income of $5.0 million for the three months ended September 30, 2016.

For the three months ended September 30, 2016, the net increase in net assets resulting from net investment income per common share was $0.11 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.18 (basic and diluted) for the three months ended September 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended September 30, 2016 and 2015, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended September 30, 2016, the net increase in the net assets resulting from core net investment income per common share was $0.30 (basic and diluted), compared to $0.34 (basic and diluted) for the three months ended September 30, 2015.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2016 was approximately $42.9 million compared with a net decrease in net assets resulting from operations of approximately $29.7 million for the three months ended September 30, 2015. This increase was largely due to greater unrealized appreciation on investments of $83.3 million, partially offset by a decrease in net investment income of $5.0 million and greater net realized losses of approximately $5.7 million.

For the three months ended September 30, 2016, the net increase in net assets resulting from operations per common share was $0.83 (basic) and $0.72 (diluted), compared to a net decrease in net assets resulting from operations per share of approximately $0.50 (basic and diluted) for the three months ended

September 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended September 30, 2015, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Set forth below is a comparison of our results of operations for the nine months ended September 30, 2016 to the nine months ended September 30, 2015.

Investment Income

Investment income for the nine months ended September 30, 2016 and September 30, 2015 was approximately $50.4 million and $68.6 million, respectively, reflecting a decrease of approximately $18.2 million. The following tables set forth the components of investment income for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest income
Stated interest income	$25,231,480	$35,869,821
Original issue discount and market discount income	801,621	3,741,070
Payment-in-kind income	163,922	599,858
Discount income derived from unscheduled remittances at par	20,574	61,700
Total interest income	$26,217,597	$40,272,449
Income from securitization vehicles	$22,538,250	$26,396,541
Commitment, amendment and other fee income
Fee letters	$1,014,785	$1,014,381
Loan prepayment and bond call fees	358,381	360,000
All other fees	281,788	610,925
Total commitment, amendment and other fee income	$1,654,954	$1,985,306
Total investment income	$50,410,801	$68,654,296

The decrease in total investment income ($18.2 million) was due primarily to lower interest income on debt investments ($14.1 million) due to lower yields from loan sale activity to fund both the repayment of the TICC Funding credit facility during the quarter ended December 31, 2015 and the voluntary partial redemption of the TICC CLO 2012-1 class A-1 notes during the quarter ended September 30, 2016. Additionally, income from securitization vehicles declined ($3.9 million) largely as a result of volatility in the corporate loan market and a lower cost basis in the CLO equity portfolio. The total principal value of income producing debt investments as of September 30, 2016 and September 30, 2015 was approximately $416.6 million and $700.9 million, respectively.

As of September 30, 2016, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 24 and 104 months compared to stated interest rates of 4.00% to 15.00% and maturity dates between 6 and 100 months as of September 30, 2015. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.0% as of September 30, 2016, compared to approximately 7.2% as of September 30, 2015. The increase in the weighted average yield on our debt portfolio over the past several quarters is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans and the restructuring of our investment previously held in RBS Holding Company.

Operating Expenses

Expenses before incentive fees for the nine months ended September 30, 2016 were approximately $32.0 million, which decreased approximately $3.5 million from the nine months ended September 30, 2015, attributable to lower investment advisory base management fees, interest expense and compensation expense partially offset by higher professional fees and general and administrative expenses. Expenses before incentive fees for the nine months ended September 30, 2015 were approximately $35.5 million.

The investment advisory base management fee for the nine months ended September 30, 2016 was approximately $8.7 million compared with $15.6 million for the nine months ended September 30, 2016. That decrease was largely due to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” below, for discussion of ongoing fee waivers), as well as a decline in the weighted average gross due to the sale of certain assets to pay-off the TICC Funding credit facility during the fourth quarter of 2015 and to fund the voluntary partial redemption of the TICC CLO 2012-1 LLC class A-1 notes of $36.0 million during the third quarter of 2016. At September 30, 2016 and December 31, 2015, approximately $3.1 million and $4.2 million, respectively, of base management fees remained payable to TICC Management.

Interest expense and other debt financing expenses for the nine months ended September 30, 2016 were approximately $13.8 million, which was directly related to our TICC CLO 2012-1 debt and Convertible Notes compared to interest expense and other debt financing expenses of approximately $15.0 million for the nine months ended September 30, 2015. The primary driver of the decrease was the pay-off of the TICC Funding credit facility in the fourth quarter of 2015, partially offset by acceleration of deferred debt issuance costs ($0.3 million) and the acceleration of debt discount ($0.4 million) due to the partial redemption of the TICC CLO 2012-1 LLC Class A-1 Notes during the quarter ended September 30, 2016.

The aggregate accrued interest which remained payable at September 30, 2016 was approximately $4.3 million, comprised of $0.7 million for the notes of TICC CLO 2012-1 and $3.6 million for the Convertible Notes. The aggregate interest payable at December 31, 2015 was approximately $2.1 million.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $5.4 million for the nine months ended September 30, 2016, compared to approximately $2.3 million for the nine months ended September 30, 2015. This represented an increase of approximately $3.1 million primarily due to the engagement of legal and financial advisors to the Special Committee of the Board of Directors, partially offset by an insurance recovery of approximately $0.8 million related to previously incurred legal costs.

Compensation expenses were approximately $0.6 million for the nine months ended September 30, 2016 compared to approximately $1.0 million for the nine months ended September 30, 2015, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. This decrease was largely the result of staffing changes during the past 12 months.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $3.4 million for the nine months ended September 30, 2016, compared to approximately $1.7 million for the nine months ended September 30, 2015. The increase was primarily the result of proxy related costs incurred of approximately $1.1 million (such costs include fees for mailing, filing, processing, tabulation, and solicitation). Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the nine months ended September 30, 2016 was $1.7 million, compared to $(0.9) million for the nine months ended September 30, 2015, which was composed of the fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition — refer to “Note 3. Change in Accounting for Collateralized Loan Obligation Equity

Investment Income” in the notes to our consolidated financial statements, partially offset by approximately $1.5 million representing the net investment income inventive fee earned for the nine months ended September 30, 2015.

In March 2016, TICC Management, LLC, in consultation with the Independent Directors, agreed to a series of ongoing fee waivers with respect to its management fee and income incentive fee. Under the terms of the fee waiver letter, which took effect on April 1, 2016:

•	The base management fee was reduced from 2.00% to 1.50%;
•	TICC Management agreed to forgo the payment of any base management fees on funds received in connection with any capital raises until the funds are invested;
•	The calculation of the Company’s income incentive fee was revised to include a total return requirement that will limit TICC’s obligation to pay TICC Management an income incentive fee if TICC has generated cumulative net decreases in net assets resulting from operations during the calendar quarter for which such fees are being calculated and the eleven preceding quarters (or if shorter, the number of quarters since April 1, 2016) due to unrealized or realized net losses on investments and even in the event TICC’s net investment income exceeds the minimum return to TICC’s stockholders required to be achieved before TICC Management is entitled to receive an income incentive fee (which minimum return is commonly referred to as the preferred return or the hurdle rate);
•	The income incentive fee incorporated a “catch-up” provision which provides that TICC Management will receive 100% of TICC’s net investment income with respect to that portion of such net investment income, if any, that exceeds the preferred return but is less than 2.1875% quarterly (8.75% annualized) and 20% of any net investment income thereafter; and
•	The hurdle rate used to calculate the income incentive fee was changed from a variable rate based on the five-year U.S. Treasury note plus 5.00% (with a maximum of 10.00%) to a fixed rate of 7.00%.

After these changes took effect on April 1, 2016, under no circumstances will the aggregate fees earned by TICC Management from April 1, 2016 in any quarterly period be higher than those aggregate fees would have been prior to the adoption of these changes.

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the nine months ended September 30, 2016 and September 30, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the nine months ended September 30, 2016, we recognized net realized losses on investments of approximately $13.2 million, which primarily reflects the losses from the sale of several CLO equity investments, the sale of our equity investment in Ai Squared, and the restructuring of our investment held in RBS Holding Company second lien senior secured notes.

For the nine months ended September 30, 2016, our net change in unrealized appreciation/depreciation was approximately $70.5 million, composed of $56.7 million in gross unrealized appreciation, $13.8 million in gross unrealized depreciation and approximately $27.6 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $30.3 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2016 were as follows:

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Algorithmic Implementations, Inc.	$5.8
Global Tel Link Corp.	4.9
Unitek Global Services, Inc.	4.6
Securus Technologies, Inc.	4.3
Shackleton 2013-III CLO, Ltd.	4.2
Carlyle Global Market Strategies CLO 2014-4, Ltd.	4.0
Catamaran CLO 2013-1 Ltd.	3.2
Cedar Funding II CLO, Ltd.	3.2
Shackleton 2013-IV CLO, Ltd.	3.1
Newmark Capital Funding 2013-1 CLO Ltd.	2.9
Catamaran CLO 2012-1 Ltd.	2.9
Ares XXIX CLO Ltd.	2.4
Ares XXV CLO Ltd.	2.4
Jamestown CLO V Ltd.	2.3
OZLM XII, Ltd.	2.3
Marea CLO, Ltd.	2.3
Halcyon Loan Advisors Funding 2012-2 Ltd.	2.2
Mountain Hawk III CLO, Ltd.	2.1
RBS Holding Company	2.0
Benefit Street Partners CLO II, Ltd.	2.0
Ares XXVI CLO Ltd.	1.4
Windriver 2012-1 CLO, Ltd.	1.1
CIFC Funding 2012-1, Ltd.	1.1
Premiere Global Services, Inc.	1.0
Aricent Technologies, Inc.	(2.2)
Birch Communications, Inc.	(3.6)
Source Hov, LLC.	(4.1)
Net all other.	12.7
Total	$70.5

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

The most significant components of the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2015 were as follows (in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Unitek Global Services, Inc.	$2.9
Nextag, Inc.	2.7
Ivy Hill Middle Market Credit Fund VII, Ltd.	1.2
Hull Street CLO Ltd.	(1.1)
Halcyon Loan Advisors Funding 2012-2 Ltd.	(1.2)
Ares XXV CLO Ltd.	(1.4)
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	(2.0)
Newmark Capital Funding 2013-1 CLO Ltd.	(2.1)
Jamestown CLO V Ltd.	(2.2)
Ares XXIX CLO Ltd.	(2.5)
Marea CLO, Ltd.	(2.6)
Shackleton 2013-IV CLO, Ltd.	(2.7)
Source Hov, LLC	(2.7)
Merrill Communications, LLC	(3.2)
Mountain Hawk III CLO, Ltd.	(4.3)
Catamaran CLO 2012-1 Ltd.	(4.8)
Net all other	(4.8)
Total	$(30.8)

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the nine months ended September 30, 2016 and September 30, 2015 was approximately $16.7 million and $34.1 million, respectively, or a decrease of approximately $17.4 million. The decrease was largely the result of lower investment income of $18.2 million offset by a reduction in total expenses of $0.9 million, as discussed above.

For the nine months ended September 30, 2016, the net increase in net assets resulting from net investment income per common share was $0.32 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.57 (basic and diluted) for the nine months ended September 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the nine months ended September 30, 2016 and September 30, 2015, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the nine months ended September 30, 2016, the net increase in the net assets resulting from core net investment income per common share was $0.91 (basic and diluted), compared to $1.03 (basic) and $0.96 (diluted) for the nine months ended September 30, 2015.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the nine months ended September 30, 2016 and September 30, 2015 was approximately $74.1 million and $1.1 million, respectively.

For the nine months ended September 30, 2016, the net increase in net assets resulting from operations per common share was $1.42 (basic) and $1.28 (diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.02 (basic and diluted) for the nine months ended September 30, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the nine months ended September 30, 2015, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments and also excludes any capital gains incentive fees we recognize but have no obligation to pay in any period. The Company did not recognize any capital gains incentive fees for the quarter ended September 30, 2016.

Income from investments in the “equity” class securities of CLO vehicles, for GAAP purposes, is recorded using the effective interest method based upon an effective yield to the expected redemption utilizing estimated cash flows, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to be received and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from the cash distributions actually received by us during the period (referred to below as “CLO equity additional distributions”).

Further, in order to continue to qualify to be taxed as a regulated investment company (“RIC”), we are required, among other things, to distribute at least 90% of our investment company taxable income annually. Therefore, core net investment income may provide a better indication of estimated taxable income for a reporting period than does GAAP net investment income. Although we can offer no assurance that will be the case as the ultimate tax character of our earnings cannot be determined until tax returns are prepared after the end of a fiscal year. We note that these non-GAAP measures may not be useful indicators of taxable earnings, particularly during periods of market disruption and volatility.

The following tables provide a reconciliation of net investment income to core net investment income for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$5,891,178	$0.114	$0.114	$10,874,618	$0.181	$0.181
CLO equity additional distributions	9,359,695	0.182	0.182	9,343,218	0.156	0.156
Core net investment income	$15,250,873	$0.296	$0.296	$20,217,836	$0.337	$0.337

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$16,734,498	$0.322	$0.322	$34,070,661	$0.568	$0.566
CLO equity additional distributions	30,289,507	0.583	0.583	27,862,186	0.464	0.398
Core net investment income	$47,024,005	$0.905	$0.905	$61,932,847	$1.032	$0.964

In addition, the following ratio is presented to supplement the financial highlights included in “Note 15. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Ratio of core net investment income to average net assets	17.40%	16.43%	18.85%	16.17%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Ratio of net investment income to average net assets	6.72%	8.84%	6.71%	8.90%
Ratio of CLO equity additional distributions to net assets	10.68%	7.59%	12.14%	7.27
Ratio of core net investment income to average net assets	17.40%	16.43%	18.85%	16.17%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, cash and cash equivalents were $34.7 million as compared to $23.2 million at December 31, 2015. For the nine months ended September 30, 2016, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $123.5 million, largely reflecting proceeds from principal repayments and reductions to cost value and sales of investments of approximately $200.4 million and reductions to CLO equity cost value of $30.3 million partially offset by purchases of new investments of approximately $126.3 million and net change in unrealized appreciation/depreciation of $70.5 million. For the nine months ended September 30, 2016, net cash used in investing activities of approximately $6.0 million reflects the change in restricted cash in the 2012 Securitization Issuance. For the nine months ended September 30, 2016, net cash used by financing activities was approximately $105.9 million, reflecting the distribution of dividends, partial repayment of TICC CLO 2012-1 LLC Class A-1 notes payable, and repurchase of common stock.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2016 is as follows:

Contractual obligations	Total	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC CLO 2012-1 LLC	$204,000,000	$—	$—	$—	$204,000,000
TICC Convertible Notes	115,000,000	—	115,000,000	—	—
Total	$319,000,000	$—	$115,000,000	$—	$204,000,000

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

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of September 30, 2016, the Company’s asset coverage for borrowed amounts was 213%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date,:

(dollars in thousands)	As of
	September 30, 2016				December 31, 2015
	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$140,000	$138,901	(1)	$139,825	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,619	(1)	20,025	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,352	(1)	23,058	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,264	(1)	20,895	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(2,018)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	204,000	199,118		203,803	240,000	233,887		237,887
2017 Convertible Notes	115,000	114,327		117,587	115,000	113,862		115,863
Total	$319,000	$313,445		$321,390	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of September 30, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,099, $381, $648 and $736, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of September 30, 2016 were 4.94% and 4.8 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

The table below summarizes the components of interest expense for the three months ended September 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
	Stated Interest Expense	Note Discount		Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes(1)	$1,019.2	$332.8		$—	$1,352.0	$912.3	$50.0	$—	$962.3
TICC CLO 2012-1 LLC Class B-1 Notes	216.1	13.7		—	229.8	192.1	13.6	—	205.7
TICC CLO 2012-1 LLC Class C-1 Notes	322.0	22.9		—	344.9	293.6	22.7	—	316.3
TICC CLO 2012-1 LLC Class D-1 Notes	347.6	25.8		—	373.4	321.2	25.4	—	346.6
TICC CLO 2012-1 amortization of deferred debt issuance cost(1)	—	—		442.7	442.7	—	—	86.7	86.7
2017 Convertible Notes	2,156.3	—		156.0	2,312.3	2,156.3	—	156.0	2,312.3
TICC Funding LLC(3)	—	—		—	—	683.8	—	117.6	801.4
Total	$4,061.2	$395.2	(2)	$598.7	$5,055.1	$4,559.3	$111.7	$360.3	$5,031.3

(1)	As a result of the August 25, 2016 class A-1 note redemption of $36.0 million, the Company incurred accelerated note discount expense and accelerated deferred debt issuance costs of approximately $287.0 and $361.0, respectively.
(2)	Includes rounding adjustments to reconcile period balances.
(3)	During the quarter ended September 30, 2016, TICC Funding was dissolved pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

The table below summarizes the components of interest expense for the nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Nine Months Ended September 30, 2016						Nine Months Ended September 30, 2015
	Stated Interest Expense	Note Discount		Amortization of Deferred Debt Issuance Costs		Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes(1)	$3,089.1	$431.9		$—		$3,521.0	$2,688.2	$148.4	$—	$2,836.6
TICC CLO 2012-1 LLC Class B-1 Notes	629.2	40.7		—		669.9	569.9	40.3	—	610.2
TICC CLO 2012-1 LLC Class C-1 Notes	943.2	68.1		—		1,011.3	872.6	67.2	—	939.8
TICC CLO 2012-1 LLC Class D-1 Notes	1,021.5	76.5		—		1,098.0	955.4	75.3	—	1,030.7
TICC CLO 2012-1 amortization of deferred debt issuance cost(1)	—	—		614.3	(2)	614.3	—	—	257.2	257.2
2017 Convertible Notes	6,468.9	—		464.6		6,933.5	6,468.8	—	463.0	6,931.8
TICC Funding LLC(3)	—	—		—		—	2,014.7	—	348.9	2,363.6
Total	$12,151.9	$617.2	(2)	$1,078.9		$13,848.0	$13,569.6	$331.2	$1,069.1	$14,969.9

(1)	As a result of the August 25, 2016 class A-1 note redemption of $36.0 million, the Company incurred accelerated note discount expense and accelerated deferred debt issuance costs of approximately $287.0 and $361.0, respectively.
(2)	Includes rounding adjustments to reconcile period balances.

(3)	During the quarter ended September 30, 2016, TICC Funding was dissolved pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

The aggregate accrued interest which remained payable at September 30, 2016 and December 31, 2015, was approximately $4.3 million and $2.1 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, in connection with a redemption, the Securitization Issuer repaid $36.0 million of the class A-1 notes. As of September 30, 2016, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $204 million and were issued in four classes. The class A-1 notes have a current face amount of $140 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/A1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Baa1 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. We presently own all of the 2012 Subordinated Notes, which totaled $80 million as of September 30, 2016.

In connection with the redemption of $36.0 million, we incurred debt extinguishment costs of approximately $648,000, which consisted of approximately $287,000 in accelerated note discount expense and approximately $361,000 in accelerated deferred debt issuance costs.

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

As of September 30, 2016, there were 31 investments in portfolio companies with a total fair value of approximately $223.7 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at September 30, 2016 was approximately $0.7 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of September 30, 2016, TICC had a deferred debt issuance balance of approximately $2.0 million associated with this securitization. Aggregate net discount on the notes of the 2012

Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Stated interest expense	$1,904,938	$1,719,273	$5,683,226	$5,086,180
Amortization of deferred issuance costs	442,730	86,662	614,170	257,160
Note discount expense	395,140	111,801	617,128	331,278
Total interest expense	$2,742,808	$1,917,736	$6,914,524	$5,674,618
Effective annualized average interest rate	4.96%	3.17%	3.98%	3.16%
Cash paid for interest	$1,959,988	$1,707,969	$5,652,388	$5,081,521

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through August 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%. Effective August 26, 2016 and through September 30, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.825%.

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2016, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
			Cash Paid for Interest	Stated Interest Expense	Note Discount Expense	Cash Paid for Interest	Stated Interest Expense	Note Discount Expense
Class A-1 Notes	2.57544%	175	$1,084,999	$1,019,218	$332,806	$3,095,766	$3,089,140	$431,901
Class B-1 Notes	4.32544%	350	212,740	216,093	13,670	618,181	629,228	40,664
Class C-1 Notes	5.57544%	475	318,123	321,979	22,910	929,727	943,231	68,083
Class D-1 Notes	6.57544%	575	344,126	347,648	25,754	1,008,714	1,021,627	76,480
Total			$1,959,988	$1,904,938	$395,140	$5,652,388	$5,683,226	$617,128

The classes, interest rates, spread over LIBOR, cash paid for interest, stated interest expense and note discount expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2015 is as follows:

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

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2016 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$140,000,000	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aa1”	“A1”	“Baa1”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of September 30, 2015 are as follows:

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

Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the 7.50% Convertible Notes due 2017 and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at September 30, 2016 was approximately $3.6 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2016, we had a deferred debt issuance balance of approximately $0.7 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and nine months ended September 30, 2016 and 2015, respectively:

2017 Convertible Notes	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Stated interest expense	$2,156,250	$2,156,250	$6,468,750	$6,468,750
Amortization of deferred issuance costs	156,028	156,028	464,693	462,997
Total interest expense	$2,312,278	$2,312,278	$6,933,443	$6,931,747
Effective annualized average interest rate	7.98%	7.98%	8.03%	8.06%
Cash paid for interest	$—	$—	$4,312,500	$4,312,500

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

As of September 30, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

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

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2015 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended September 30, 2016 was approximately $8.6 million, we received or were entitled to receive approximately $18.0 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2014:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29
July 28, 2016	September 16, 2016	September 30, 2016	0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 15, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$1.16
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14
Fiscal 2014
October 30, 2014	December 17, 2014	December 31, 2014	$0.29
July 31, 2014	September 16, 2014	September 30, 2014	0.29
May 1, 2014	June 16, 2014	June 28, 2014	0.29
March 5, 2014	March 25, 2014	March 29, 2014	0.29
Total (2014)			$1.16	(1)

(1)	Includes a taxable return of capital of approximately $0.16 per share for tax purposes.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in debt and equity tranches of CLO vehicles, and its investment adviser, Oxford Lane Management, LLC. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. As a result, Messrs. Cohen and Rosenthal may be subject to certain conflicts of interests with respect to their management of our portfolio on the one hand, and their respective obligations to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC on the other hand.

TICC Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC in view of the potential conflicts of interest raised by the relationships described above. The allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, among other factors, investments that are suitable for more than one entity will be allocated on a pro rata basis, based on each entity’s order size.

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

RECENT DEVELOPMENTS

On October 26, 2016, the Board of Directors declared a distribution of $0.29 per share for the fourth quarter, payable on December 30, 2016 to shareholders of record as of December 16, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, one debt investment in our portfolio was at a fixed rate, and the remaining 44 debt investments were at variable rates, representing approximately $0.6 million and $415.9 million in principal debt, respectively. At September 30, 2016, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2016. We have also assumed outstanding variable rate borrowings of $206 million. Under this analysis, net investment income would increase by $1.3 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $9.8 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our core net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of September 30, 2016. Under this analysis, the effect on core net investment income would be a decrease of approximately $4.3 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on core net investment income would be an increase of approximately $4.4 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2016, and we did not issue shares of common stock under our distribution reinvestment plan. During the quarter ended September 30, 2016, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 73,401 shares of our common stock for $0.4 million in the open market to satisfy the reinvestment portion of our dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to current report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws*
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	TICC Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on March 10, 2016).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: November 7, 2016	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2016	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)