Form 10-K
period 2016-12-31
TICC Capital Corp.
filed 2017-03-03
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2016, based on the closing price on that date of $5.27 on the NASDAQ Global Select Market, was $255,728,837. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 51,479,409 shares of the Registrant’s common stock outstanding as of March 2, 2017.

TICC CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2016

i

PART I

Item 1.	Business

TICC Capital Corp. (“TICC,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek current income by investing primarily in corporate debt securities. Our debt investments may include syndicated loans (those where multiple investors hold portions of that loan) and bilateral loans (loans where we hold the entirety of a particular loan). We have and may continue to invest in structured finance investments, including collateralized loan obligation (“CLO”) investment vehicles that own debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

Our capital is generally used by our corporate borrowers to finance organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their recurring revenues and cash flow, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property. In making our CLO investments, we consider the indenture structure for that vehicle, its operating characteristics and compliance with its various indenture provisions, as well as its corporate loan-based collateral pool.

We generally expect to invest between $5.0 million and $50.0 million in each of our portfolio investments, although this investment size may vary as the size of our capital base changes and market conditions warrant, and to accrue interest and other income at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

The structures of our investments will vary and we seek to invest across a wide range of different industries. We seek to invest in entities that, as a general matter, have been operating for at least one year prior to the date of our investment and that will, at the time of our investment, have employees and revenues, and which are cash flow positive. Many of these companies are expected to have financial backing provided by other financial or strategic sponsors at the time we make an investment. The portfolio companies in which we invest, however, will generally be considered below investment grade, and their debt securities may in turn be referred to as “junk.” A portion of our investment portfolio may consist of debt investments for which issuers are not required to make significant principal payments until the maturity of the senior loans, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, many of the debt securities we hold typically contain interest reset provisions that may make it more difficult for a borrower to repay the loan, heightening the risk that we may lose all or part of our investment.

We also purchase portions of equity and junior debt tranches of CLO vehicles. Substantially all of the CLO vehicles in which we may invest would be deemed to be investment companies under the 1940 Act but for the exceptions set forth in section 3(c)(1) or section 3(c)(7). Other than CLO vehicles, we do not intend to invest, and we would be limited to 15% of our net assets if we did invest, in any types of entities that rely on the exceptions set forth in section 3(c)(1) or section 3(c)(7) of the 1940 Act. Structurally, CLO vehicles are entities that are formed to originate and manage a portfolio of loans. The loans within the CLO vehicle are limited to loans which meet established credit criteria and are subject to concentration limitations in order to limit a CLO vehicle’s exposure to a single credit. A CLO vehicle is formed by raising various classes or “tranches” of debt (with the most senior tranches being rated “AAA” to the most junior tranches typically being rated “BB” or “B”) and equity. The tranches of CLO vehicles rated “BB” or “B” may be referred to as “junk.” The equity of a CLO vehicle is generally required to absorb the CLO’s losses before any of the CLO’s other tranches, yet it also has the lowest level of payment priority among the CLO’s tranches; therefore, the equity is typically the riskiest of CLO investments which, if it were rated, may also be referred to as “junk.” We primarily focus on investing in the junior tranches and the equity of CLO vehicles. The

CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. However, there can be no assurance that the collateral securing such senior secured loans would satisfy all of the unpaid principal and interest of our investment in the CLO vehicle in the event of default and the junior tranches, especially the equity tranches, of CLO vehicles are the last tranches to be paid, if at all, in the event of a default. Our investment strategy may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle.

We have borrowed funds to make investments and may continue to do so. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, TICC Management, LLC (“TICC Management”), will be borne by our common stockholders.

Debt Securitization

On August 23, 2012, we completed a $160.0 million debt securitization financing transaction, consisting of $120.0 million in secured notes issued in four classes (“class A-1”, “class B-1”, “class C-1”, and “class D-1”) and $40.0 million of subordinated notes (the “2012 Subordinated Notes”). On February 25, 2013 and May 28, 2013, TICC CLO 2012-1(“2012 Securitization Issuer”) issued additional secured notes totaling an aggregate of $120.0 million and subordinated notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes.

On August 25, 2016 and November 25, 2016, the Securitization Issuer repaid $36.0 million and $74.7 million, respectively, of the class A-1 notes. As of December 31, 2016 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $129.3 million and were issued in four classes. The class A-1 notes have a current face amount of $65.3 million, are rated AAA(sf)/Aaa(sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc (Moody’s), respectively, and bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AAA(sf)/Aaa(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+(sf)/Aa2(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+(sf)/A3(sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. We presently own all of the 2012 Subordinated Notes, which total $80 million as of December 31, 2016.

Convertible Notes

On September 26, 2012, we completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”). A total of $105.0 million aggregate principal amount of the Convertible Notes were issued at the closing. An additional $10.0 million aggregate principal amount of the Convertible Notes were issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million, respectively, of outstanding Convertible Notes. As of December 31, 2016, approximately $94.5 million remain issued and outstanding. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of our common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Company does not have the right to redeem the Convertible notes prior to maturity. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

Organizational and Regulatory Structure

Our investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, directly or indirectly own or control all of the outstanding equity interests of BDC Partners. Under the investment advisory agreement, we have agreed to pay TICC Management an annual base management fee based on our gross assets as well as an incentive fee based on our performance. See “Investment Advisory Agreement”.

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “Regulation as a Business Development Company.” In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our consolidated operations include the activities of our wholly-owned subsidiaries, TICC CLO 2012-1 and TICC Funding, for the periods during which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company has substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. During the quarter ended September 30, 2016, the Company, as collateral manager of TICC Funding, dissolved TICC Funding pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

Set forth below is a chart detailing our organizational structure.

BDC Partners, LLC
Managing Member Interest
TICC Management, LLC
Administration Agreement
Advisory Agreement
TICC Capital Corp.
100% Equity Interest
TICC CLO 2012-1 LLC

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

MARKET OVERVIEW AND OPPORTUNITY

2016 represented a period of sustained strength in the markets in which we participate. From January 1, 2016 to December 31, 2016, the LSTA Corporate Loan index rose from 91.29% to 98.08%, an increase of 7.4%. At the same time, corporate loan default rates remained at low levels, providing investors with a generally lower-risk, lower-return corporate debt environment. Both our corporate loan and CLO portfolios had strong performance during 2016, with higher loan prices leading to increased CLO equity Net Asset Values (“NAVs”) and significantly higher CLO equity market values. During the second half of 2016 and into 2017, tighter leveraged loans credit spreads reduced the weighted average spreads of the loan assets in our CLO investments. This reduction in credit spreads on CLO collateral coupled with a meaningful increase in 3-month LIBOR during the 2016 year has led to lower current and projected cash flow distribution payments from many CLO equity tranches. This reduction in cash flow payments also had the effect of increasing the prospective duration of our CLO equity investments (i.e. tilting the balance towards a less front-end loaded CLO equity return profile) than had existed in recent years. This dynamic has concurrently created various opportunities for us, with higher NAVs presenting us with greater possibilities for CLO calls (and for opportunistic investments in CLO junior debt at discounted prices). The current market environment has also resulted in tighter CLO liability spreads presenting us with ongoing refinancing as well as resetting opportunities. A “reset” is a refinancing that includes an extension of the reinvestment period of the CLO. With both CLO collateral and liability spreads at nearly the tightest levels since the 2008 credit crisis, and with 3-month LIBOR now at approximately 1%, we believe that the CLO asset class is currently well positioned for any widening of spreads and/or dislocation in the market.

As we executed our strategy of rotating out of more broadly-syndicated corporate loans into a combination of club deals and narrowly-syndicated loans through purchases in both the primary and secondary markets, we remained mindful of maintaining overall portfolio liquidity. We believe this strategy has allowed us to maintain corporate debt investments which have sufficient liquidity to be sold (if necessary) in order to pay down leverage at TICC and to take advantage of market opportunities, as reflected by the significant reduction in our overall corporate debt level during 2016 and by higher yields on new corporate loan investments in 2016. We ended 2016 with approximately $8.3 million of cash on our balance sheet, after the partial pay down of $20.5 million of Convertible Notes in December 2016 and we expect that our cash on balance sheet will increase during 2017 in anticipation of the maturity of our Convertible Notes in November 2017. As of February 28, 2017, we estimate our balance sheet cash balance to be approximately $64.9 million.

During 2016 we took steps to increase shareholder value in multiple ways. We repurchased stock, significantly reduced our overall debt, rotated into higher-yielding corporate loan assets and rotated our CLO portfolio with a view towards maximizing our expected near and longer-term total returns.

We continue to view our mandate as maximizing the risk-adjusted return on our shareholders’ investment in TICC. As such, we have and continue to focus on portfolio-management strategies designed to maximize our total return, as opposed to generating a certain level of income over a particular timeframe. We view the market opportunity currently available to us as strong and, as a permanent capital vehicle, we have historically been able to take a longer-term view towards our investments. We believe this perspective served us well in 2016.

COMPETITIVE ADVANTAGES

We believe that we are well positioned to provide financing to corporate borrowers and structured finance vehicles that, in turn, provide capital to corporate borrowers for the following reasons:

•	Expertise in credit analysis and monitoring investments; and
•	Established transaction sourcing network.

Expertise in credit analysis and monitoring investments

While our investment focus is on middle-market companies, we have invested, and in the future will likely continue to invest, in larger and smaller companies and in other investment structures on an opportunistic basis, including CLO investment vehicles. We believe our experience in analyzing middle-market companies and CLO investment structures, as detailed in the biographies of TICC Management’s senior investment professionals, affords us a sustainable competitive advantage over lenders with limited experience in investing in these markets. In particular, we have expertise in evaluating the investment merits of middle-market companies as well as the structural features of CLO investments, and monitoring the credit risk of such investments after closing until full repayment.

•	Jonathan H. Cohen, our Chief Executive Officer, has more than 25 years of experience in debt and equity research and investment. Mr. Cohen has also served as Chief Executive Officer and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as Chief Executive Officer of its investment adviser, Oxford Lane Management, since 2010. Mr. Cohen has also served since 2015 as the Chief Executive Officer of Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC, a private investment fund. Mr. Cohen previously managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is a member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University.
•	Saul B. Rosenthal, our President and Chief Operating Officer, has 18 years of experience in the capital markets, with a focus on middle-market transactions. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS: OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served since 2015 as President of Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC, a private investment fund. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the boards of Lift Forward, Inc., the National Museum of Mathematics and YPO New York City. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.
•	Darryl Monasebian is the Executive Vice President and head of risk and portfolio management of TICC Management, and also holds those same positions at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. and Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC. Prior to joining TICC Management, Mr. Monasebian was a director in the Merchant Banking Group at BNP Paribas, and prior to that he was a director at Swiss Bank Corporation and a senior account officer at Citibank. He began his business career at Metropolitan Life Insurance Company as an investment analyst in the Corporate Investments Department. Mr. Monasebian received a B.S. in Management Science/Operations Research from Case Western Reserve University and a Masters of Business Administration from Boston University’s Graduate School of Management.

•	Debdeep Maji is a Senior Managing Director of TICC Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. and at Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC. Mr. Maji graduated from the Jerome Fisher Program in Management and Technology at the University of Pennsylvania where he received a Bachelor of Science degree in Economics from the Wharton School (and was designated a Joseph Wharton Scholar) and a Bachelor of Applied Science from the School of Engineering.
•	Kevin Yonon is a Managing Director of TICC Management, and also holds the same position at Oxford Lane Management, the investment adviser to Oxford Lane Capital Corp. and at Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC. Previously, Mr. Yonon was an Associate at Deutsche Bank Securities and prior to that he was an Analyst at Blackstone Mezzanine Partners. Before joining Blackstone, he worked as an Analyst at Merrill Lynch in the Mergers & Acquisitions group. Mr. Yonon received a B.S. in Economics with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania, where he graduated magna cum laude, and an M.B.A. from the Harvard Business School.

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

Portfolio Grading

We have developed a credit grading system to monitor the quality of our debt investment portfolio. We use an investment rating scale of 1 to 5. The following table provides a description of the conditions associated with each debt investment. Equity securities, including CLO equity tranches, are not graded.

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

Significant Managerial Assistance

As a BDC, we are required to offer significant managerial assistance to portfolio companies. This assistance, were it to be accepted, would typically involve monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

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

The following is a representative list of the industries in which we have invested:

•	Structured finance
•	Telecommunication services
•	Business services
•	Printing and publishing
•	Financial intermediaries
•	Software
•	Consumer services

•	Diversified insurance
•	IT consulting
•	Logistics
•	Travel
•	Computer hardware
•	Aerospace and Defense
•	Education

During the fiscal year ended December 31, 2016, we invested approximately $171.6 million, comprised of approximately 55.7% in senior secured notes, 40.0% in CLO equity, 4.0% in CLO debt, and 0.3% in all other securities. At December 31, 2016, our portfolio was invested in approximately 63.2% in senior secured notes, 34.0% in CLO equity, 0.5% in CLO debt, 2.2% in equity, and 0.1% in subordinated debt.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2016

Our ten largest portfolio company investments at December 31, 2016, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At December 31, 2016
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
SourceHov, LLC	business services	$30.8	$24.6	4.2%
Merrill Communications, LLC	printing and publishing	23.5	23.5	4.0%
Aricent Technologies, Inc	telecommunication services	22.7	20.6	3.5%
Electric Lightwave Holdings, Inc. (f/k/a “Integra Telecom Holdings, Inc.”)	telecommunication services	17.7	20.1	3.4%
Birch Communications, Inc	telecommunication services	21.6	19.7	3.3%
Polycom, Inc	business services	19.2	19.7	3.3%
Premiere Global Services, Inc	business services	17.9	18.8	3.2%
Help/Systems Holdings, Inc	software	18.4	18.4	3.1%
York CLO-1, Ltd	structured finance	16.8	18.1	3.1%
Jackson Hewitt Tax Service, Inc	consumer services	17.4	16.9	2.9%
		$206.0	$200.4	34.0%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2016:

SourceHov, LLC

SourceHov, LLC (“SourceHov”) is a business processing outsourcing company focused on healthcare, financial services and government verticals.

As of December 31, 2016, approximately $16.5 million was outstanding on our investment held in first lien secured notes and $15.0 million was outstanding on our investment held in second lien senior secured notes.

Merrill Communications, LLC

Merrill Communications, LLC (“Merrill”) is a provider of complex information management and business solutions, including document and data management, litigation support, branded communications programs, fulfillment, imaging and printing.

As of December 31, 2016, approximately $23.7 million of our investment held in first lien secured notes was outstanding.

Aricent Technologies, Inc.

Aricent Technologies, Inc. (“Aricent”) is a leading global engineering services and software company with specialized communications domain expertise.

As of December 31, 2016, approximately $8.8 million was outstanding on our first lien investment and $14.0 million was outstanding on our second lien investment.

Electric Lightwave Holdings, Inc. (f/k/a Integra Telecom Holdings, Inc.)

Electric Lightwave Holdings, Inc. (f/k/a Integra Telecom Holdings, Inc.) (“Electric Lightwave”) is a facilities-based competitive communications provider offering voice and data services to small and mid-sized enterprises in the northwest and mid-west states of the US.

As of December 31, 2016, approximately $5.2 million was outstanding on our first lien investment and approximately $10.8 million was outstanding on our investment in second lien senior secured notes. We hold 775,846 shares of common equity in Electric Lightwave from a previously held second lien note which was converted in November 2009.

Birch Communications, Inc.

Birch Communications, Inc. (“Birch”) is a provider of IP-based voice and data communications, cloud and managed services to small and medium sized businesses, Mid-Market and Enterprise customers.

As of December 31, 2016, approximately $22.4 million was outstanding on our investment held in the first lien secured notes.

Polycom, Inc.

Polycom, Inc. (“Polycom”) is a global provider of open architecture unified communications and collaboration solutions for voice, video, and content sharing.

In September 2016, we purchased $7.0 million and $13.0 million of first lien secured notes and second lien secured notes issued by Polycom, respectively. As of December 31, 2016, approximately $6.8 million was outstanding on our first lien investment and $13.0 million was outstanding on our second lien investment.

Premiere Global Services, Inc.

Premiere Global Services, Inc. (“PGI”) is a provider of audio conferencing, web-based and video collaboration services.

In May 2016, we acquired $15.0 million of first lien senior secured notes issued by PGI. In December 2016, we purchased $5.0 million of second lien senior secured notes issued. As of December 31, 2016, approximately $14.4 and $5.0 million was outstanding on our first lien and second lien investments, respectively.

Help/Systems Holdings, Inc.

Help/Systems Holdings, Inc. (“Help/Systems”) is a leading third-party provider of IT infrastructure software solutions in Systems & Network Management, Business Intelligence and Security & Compliance.

We purchased $9.0 million of first lien secured notes issued by Help/Systems in October 2015. In June 2016, we purchased $10.0 million of second lien secured notes issued by Help/Systems. As of December 31, 2016, approximately $8.9 million was outstanding on our first lien investment and $10.0 million was outstanding on our investment held in second lien senior secured notes.

York CLO-1, Ltd.

York CLO-1, Ltd. (“York”) is a collateralized loan obligation (“CLO”) investing primarily in U.S.-based senior secured loans.

In June 2016, we purchased $7.0 million of the equity tranche of the York CLO. We purchased approximately an additional $15.9 million of the equity tranche in July 2016. As of December 31, 2016, approximately $22.9 million was outstanding on our investment held in the CLO subordinated notes.

Jackson Hewitt Tax Services, Inc.

Jackson Hewitt Tax Service, Inc. (“Jackson Hewitt”) is a provider of federal and state tax return preparation services through franchised and company-owned retail stores and kiosks located throughout the United States.

We purchased $18.0 million of first lien notes in July 2015. As of December 31, 2016, approximately $17.6 million was outstanding on our investment in first lien notes.

INVESTMENT ADVISORY AGREEMENT

Management Services

TICC Management serves as our investment adviser. TICC Management is registered as our investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TICC Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of our Investment Advisory Agreement with TICC Management (the “Investment Advisory Agreement”), TICC Management:

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

Management Fee

We pay TICC Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) and an incentive fee. The cost of both the Base Fee payable to TICC Management and any incentive fees earned by TICC Management are ultimately borne by our common stockholders.

Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is currently calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter (however, no Base Fee will be payable on the cash proceeds received by us in connection with any share of debt issuances until such proceeds have been invested in accordance with our investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of our gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The incentive fee has two parts: the net investment income incentive fee and the capital gains incentive fee. The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses accrued the calendar quarter (including the Base Fee, expenses payable under a separate agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. TICC Management will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarter ended March 31, 2016 was 6.76%.

Effective April 1, 2016, a “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter. The net investment income incentive fee is then calculated as follows: (a) no net investment income incentive fee is payable to TICC Management in any calendar quarter in which the “Pre-Incentive Fee Net Investment Income” does not exceed the “Preferred Return Amount”; (b) 100% of the “Pre-Incentive Fee Net Investment Income” for such quarter, if any, that exceeds the “Preferred Return Amount” but is less than or equal to a “Catch-Up Amount” determined on a quarterly basis by multiplying 2.1875% by TICC’s net asset value at the end of such calendar quarter; and (c) for any quarter in which the “Pre-Incentive Fee Net Investment Income” exceeds the “Catch-Up Amount,” the net investment income incentive fee will be 20% of the amount of the “Pre-Incentive Fee Net Investment Income” for such quarter. There is no accumulation of amounts from quarter to quarter for the “Preferred Return Amount,” and accordingly there is no claw back of amounts previously paid to TICC Management if the “Pre-Incentive Fee Net Investment Income” for subsequent quarters is below the quarterly “Preferred Return Amount,” and there is no delay of payment of incentive fees to TICC Management if the “Pre-Incentive Fee Net Investment Income” for prior quarters is below the quarterly “Preferred Return Amount” for the quarter for which the calculation is being made.

In addition, effective April 1, 2016, the calculation of the Company’s net investment income incentive fee is subject to a total return requirement, which provides that a net investment income incentive fee will not be payable to TICC Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative net investment income incentive fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

The capital gains part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consists of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes under U.S. GAAP, the capital gains incentive fee calculated is based on a hypothetical liquidation of the Company. In such a calculation, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. See “Investment Advisory Agreement.”

Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Quarterly Hurdle rate = 1.75%

Management fee(1) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 0.675%

Pre-Incentive Fee Net Investment Income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.50%

Quarterly Hurdle rate = 1.75%

Management fee(1) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 1.925%

Incentive fee = 100% * Pre-Incentive Fee Net Investment Income in excess of the hurdle rate but less than 2.1875% and 20% of any Pre-Incentive Fee Net Investment Income thereafter.

=100% * (1.925% – 1.75%)
=100% * 0.175%
= 0.175%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate but is less than 2.1875%. Therefore the income-related incentive fee is 0.175%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 4.00%

Quarterly Hurdle rate = 1.75%

Management fee(1) = 0.375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 3.425%

Incentive fee = 100% * Pre-Incentive Fee Net Investment Income in excess of the hurdle rate but less than 2.1875% and 20% of any Pre-Incentive Fee Net Investment Income thereafter.

=100% * (2.1875% – 1.75%) + 20% * (3.425% – 2.1875%)
=100% * 0.4375% + 20% * 1.2375%
= 0.4375% + 0.2475%
= 0.685%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate and 2.1875%. Therefore the income-related incentive fee is 0.685%.

(1)	Represents 1.50% annualized management fee.

Example 2: Capital Gains Portion of Incentive Fee(*)

Capital Gains Incentive Fee = 20% × Incentive Fee Capital Gains (i.e., our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year)

Assumptions

•	Year 1 = no realized capital gains or losses
•	Year 2 = 9% realized capital gains, 0% realized capital losses, 1% unrealized depreciation and 0% unrealized appreciation
•	Year 3 = 12% realized capital gains, 0% realized capital losses, 2% unrealized depreciation and 2% unrealized appreciation

Year 1 incentive fee	• Total Incentive Fee Capital Gains = 0
• No capital gains incentive fee paid to TICC Management in Year 1
Year 2 incentive fee	• Total Incentive Fee Capital Gains = 8%
(9% realized capital gains less 1% unrealized depreciation)
• Total capital gains incentive fee paid to TICC Management in Year 2
= 20% × 8%
= 1.6%
Year 3 incentive fee	• Total Incentive Fee Capital Gains = 10%
(12% realized capital gains less 2% unrealized depreciation; unrealized appreciation has no effect)
• Total capital gains incentive fee paid to TICC Management in Year 3
= 20% × 10%
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

Payment of our Expenses

Our primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement. Our investment management fee compensates TICC Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses of offering our debt and equity securities;
•	the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with investment due diligence and on-site visits;
•	the cost of calculating our net asset value;
•	the cost of effecting sales and repurchases of shares of our common stock and other securities;
•	management and incentive fees payable pursuant to the Investment Advisory Agreement;
•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•	transfer agent, trustee and custodial fees;
•	interest payments and other costs related to our borrowings;
•	fees and expenses associated with our website, public relations and marketing efforts (including attendance at industry and investor conferences and similar events);
•	federal and state registration fees;
•	any exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses, including travel expenses, and other costs of Board of Directors’ meetings and other costs associated with the performance of independent directors’ responsibilities;
•	brokerage commissions;
•	costs of preparing and mailing proxy statements, stockholders’ reports and notices including annual proxy solicitations and shareholder meetings;
•	costs of preparing government filings, including periodic and current reports with the SEC;
•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums; and
•	direct costs such as printing, mailing, long distance telephone, staff, independent audits and outside legal costs and all other expenses incurred by either BDC Partners or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation and related expenses of our Chief Financial Officer, our accounting support staff and other administrative support personnel. Related expenses include but are not limited to employee benefit costs, payroll taxes and travel and training expenses. The costs associated with the functions performed by our Chief Compliance Officer are paid directly by us pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

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

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by TICC Management. In addition, we reimburse BDC Partners for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

As a BDC, we have elected to be treated, and intend to qualify annually, as a RIC under
Subchapter M of the Code, beginning with our 2003 taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as distributions. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). We may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares, even if our allocable share of such income is distributed as a taxable dividend to the PFIC’s stockholders. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. In addition, under recently proposed regulations, income required to be included as a result of a QEF election would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates.

Under certain circumstances, a CLO may be treated as a controlled foreign corporation (“CFC”) for U.S. federal income tax purposes. If a CLO is treated as a CFC, and we are considered to own 10% or more of total voting power in such CLO, we would be required to include in income each year any “subpart F income” generated by such CLO, which would generally include its net investment income, regardless of whether we received any distributions with respect to such income. In addition, under recently proposed regulations, subpart F income would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the CFC in the same taxable year to which the inclusion relates.

Although the Code generally provides that income inclusions from a QEF and subpart F income will be “good income” for purposes of the 90% Income Test to the extent it is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF and subpart F income for which no distribution is received during the RIC’s taxable year would be “good income” for the 90% Income Test. The Internal Revenue Service (“IRS”) has issued a series of private rulings in which it has concluded that all income inclusions from a QEF and subpart F income included in a RIC’s income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayer to whom such rulings were issued. Accordingly, although we believe that the income inclusions from a QEF and subpart F income of a CLO that we are required to include in our taxable income would be “good income” for purposes of the 90% Income Test, no guaranty can be made that the IRS would not assert that such income would not be “good income” for purposes of the 90% Income Test. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from our CLO Investments

As discussed above, we may be required to include in our income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund (“QEF”) election or are CFCs. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code (the “90% Income Test”). Although the Code generally provides that the income inclusions from a QEF or a CFC will be “goodincome” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do notreceive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a CLO that is a QEF or a CFC would be “good income” for purposes of the 90% Income Test. Recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC. If these regulations are finalized, we will carefully monitor our investments in CLOs to avoid disqualification as a RIC.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

General

A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by the vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below the net asset value in rights offerings to existing stockholders, in payment of distributions and in certain other limited circumstances.

We may be examined by the SEC for compliance with the federal securities laws, including the 1940 Act.

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

Significant Managerial Assistance

BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate provides such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of TICC Management are set forth below. The guidelines are reviewed periodically by TICC Management, and, accordingly, are subject to change.

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

Proxy Policies

TICC Management will vote proxies relating to our portfolio securities in the best interests of our shareholders. TICC Management will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by TICC. Although TICC Management generally will vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so. TICC Management will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

The proxy voting decisions of TICC Management are made by the senior officers of TICC Management who are responsible for monitoring each of our investments. To ensure that its vote is not the product of a conflict of interest, TICC Management requires that: (i) anyone involved in the decision making process disclose to TICC Management’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how TICC Management intends to vote on a proposal without the prior approval of the Chief Compliance Officer and senior management in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how TICC Management voted proxies by making a written request for proxy voting information to: Chief Compliance Officer, TICC Management, LLC, 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830.

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

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We depend on the diligence, skill and network of business contacts of the senior management of TICC Management. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the Chief Executive Officer of TICC Management, and Saul B. Rosenthal, the President and Chief Operating Officer of TICC Management. Neither Mr. Cohen nor Mr. Rosenthal will devote all of their business time to our operations, and both will have other demands on their time as a result of their other activities. Neither Mr. Cohen nor Mr. Rosenthal is subject to an employment contract. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective. In addition, due to TICC Management's relatively small staff size, the departure of any of TICC Management's personnel, including investment, accounting and compliance professionals, could have a material adverse effect on us.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. Specifically, in the fourth quarter of 2015, we were subject to shareholder activism and corresponding litigation in connection with a special meeting of stockholders (the “Special Meeting”) where a vote was taken on whether to approve a proposed new investment advisory agreement between us and TICC Management, which would have been effective upon the closing of a proposed sale of a controlling equity interest in TICC Management to Benefit Street Partners, L.L.C. (the “Transaction”). The proposed new investment advisory agreement did not receive the requisite stockholder approval at the Special Meeting and, as a result, the Transaction did not close. Further, the litigation actions to which we and our directors and officers were subjected in connection with the Special Meeting and the Transaction were voluntarily dismissed by the plaintiffs in early 2016. However, in connection with our 2016 Annual Stockholders Meeting, TPG Specialty Lending, Inc. (“TSLX”) nominated a director to our Board of Directors and submitted a proposal to terminate our current investment advisory agreement, but neither of TSLX’s proposals received the requisite stockholder approval.

While we are currently not subject to any securities litigation, due to the volatility of our stock price and for a variety of other reasons, we may in the future become the target of additional securities litigation and the subject of additional shareholder activism. While TSLX’s proposal did not receive the requisite stockholder approval and, as a result our investment advisory agreement was not terminated, if at any time our current investment advisory agreement is terminated we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline.

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

The SEC has raised questions regarding certain non-traditional investments, including investments in CLOs.

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

There will be uncertainty as to the value of our portfolio investments, which may impact our net asset value.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in

Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China's currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

We have completed a debt securitization financing transaction, presently consisting of $129.3 million in secured notes and $80 million of subordinated notes, which subordinated notes were purchased by us. The secured notes bear interest at variable rates based upon three-month LIBOR.

We also completed a private placement of 5-year unsecured 7.50% Senior Convertible Notes Due 2017 (the “Convertible Notes”) totaling $115 million. On December 2, 2016 and December 16, 2016, we repurchased $12.0 million and approximately $8.5 million, respectively, of outstanding Convertible Notes. As of December 31, 2016, approximately $94.5 million of Convertible Notes remain issued and outstanding. The Convertible Notes bear interest at an annual rate of 7.50%, payable semiannually in arrears on May 1 and November 1 of each year, beginning May 1, 2013. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. The Convertible Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

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

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(19.0)%	(11.1)%	(3.2)%	4.7%	12.6%

(1)	Assumes $612.5 million in total assets and $223.8 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2016, and a cost of funds of approximately 5.56%.

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

Under the documents governing the 2012 debt securitization financing transaction, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the portfolio loans held by the 2012 Securitization Issuer to the amount of interest payable in respect of the Secured Notes. For the TICC CLO 2012-1, to meet this test at any time, interest received on the portfolio loans must equal at least 120% to 160% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the interest payable in respect of the Secured Notes. The second such test compares the principal amount of the portfolio loans held by the 2012 Securitization Issuer to the aggregate outstanding principal amount of the Secured Notes. For the TICC CLO 2012-1, to meet this test at any time, the aggregate principal amount of the portfolio loans held by the 2012 Securitization Issuer must equal at least 126% to 152.50% (based upon a graduated scale for the class of Secured Notes to which such test is applied as provided for in the indenture) of the outstanding principal amount of the Secured Notes. If either coverage test is not satisfied, interest and/or principal received by the 2012 Securitization Issuer are diverted on the following payment date to pay the most senior class or classes of Secured Notes to the extent necessary to cause all coverage tests to be satisfied on a pro forma basis after giving effect to all payments made in respect of the notes, which, with respect to the payment of any principal amount of the Secured Notes, we refer to as a mandatory redemption.

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

We completed a debt securitization financing transaction on August 23, 2012, which included $240.0 million in secured notes. During the year ended December 31, 2016, we repaid approximately $110.7 million of the Class A-1 secured notes. We also completed a private placement of the Convertible Notes on September 26, 2012, issuing a total of $105.0 million aggregate principal amount of the Convertible Notes at the closing, and an additional $10.0 million aggregate principal amount of the Convertible Notes on October 22, 2012, pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, we repurchased $12.0 million and approximately $8.5 million, respectively, of outstanding Convertible Notes. As of December 31, 2016, approximately $94.5 million of Convertible Notes remain issued and outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 51,479,409 shares are issued and outstanding as of March 2, 2017. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal, on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage the portfolios of Oxford Lane Capital Corp. and Oxford Bridge, LLC, respectively, on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, TICC Management, LLC, Oxford Bridge Management, LLC, and BDC Partners. Further, Gerald Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., TICC Management, LLC and Oxford Bridge Management, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

TICC Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by TICC Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.

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

Section 941 of the Dodd-Frank Act added a provision to the Securities Exchange Act of 1934, as amended, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibits such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014 and the final rules became effective on December 24, 2016. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement, we believe that this may create additional opportunities (and additional risks) for us in the future.

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

Failure by a CLO vehicle in which we are invested to satisfy certain tests may harm our operating results.

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

Our financial results may be affected adversely if one or more of our equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect or if the market price fluctuates significantly in such illiquid investments.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risks relating to our business and structure — Our business and operation could be negatively affected if we become subject to any additional securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.”

Our shares of common stock have traded at a discount from net asset value and may do so in the future.

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which we are a part, our common stock traded below our net asset value per share during some periods from 2010 through 2016. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value (“NAV”) per share of our common stock and the high and low intraday sales prices for our common stock:

		Price Range(b)
	NAV(a)	High	Low
Fiscal 2016
Fourth quarter	$7.50	$7.17	$5.51
Third quarter	7.08	6.50	5.27
Second quarter	6.54	5.79	4.68
First quarter	5.89	6.18	4.16
Fiscal 2015
Fourth quarter	$6.40	$7.04	$5.71
Third quarter	7.81	7.10	6.07
Second quarter	8.60	7.22	6.54
First quarter	8.72	7.80	6.65

(a)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(b)	Calculated as the respective high or low intraday sales price.

The last reported sale price for our common stock on the NASDAQ Global Select Market on March 2, 2017 was $7.25 per share. As of March 2, 2017, we had 162 shareholders of record.

Distributions

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains (net of short-term capital losses), if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Certain U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since 2015:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 27, 2017	September 15, 2017	September 29, 2017	$0.20
February 27, 2017	June 16, 2017	June 30, 2017	0.20
February 27, 2017	March 16, 2017	March 31, 2017	0.20
			$0.60
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29
July 28, 2016	September 16, 2016	September 30, 2016	0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 18, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$1.16(1)

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14	(2)

(1)	Includes an estimated return of capital of approximately $0.10 per share for tax purposes.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2016 management estimated that a tax return of capital occurred of approximately $0.10 per share. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure shareholders that they will receive any distributions.

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

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2016, and we did not issue shares of common stock under our distribution reinvestment plan. During the year ended December 31, 2016, as part of our distribution reinvestment plan for our common stockholders, our distribution reinvestment administrator purchased 292,223 shares of our common stock for $1.7 million in the open market to satisfy the reinvestment portion of our distribution.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

Performance Graph

This graph compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2011 through December 31, 2016. The graph assumes that, on December 31, 2011, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures cumulative total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TICC Capital Corp, the NASDAQ Composite Index
and the NASDAQ Financial 100 Index

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
TICC Capital Corp
NASDAQ Composite
NASDAQ Financial 100

---

* $100 invested on 12/31/11 in stock or index, including reinvestment of distributions.
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

The following selected financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Other data, also included below is unaudited. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Total Investment Income	$69,280,046	$87,462,939	$117,324,740	$105,092,143	$71,174,920
Total Expenses	$45,260,980	$48,882,017	$51,866,896	$49,299,511	$33,997,566
Net Investment Income	$24,019,066	$38,580,922	$65,457,844	$55,792,632	$37,177,354
Net Increase (Decrease) in Net Assets Resulting from Operations	$110,361,763	$(66,133,649)	$(3,348,400)	$58,944,734	$68,323,188
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)	$0.46	$0.65	$1.11	$1.09	$0.98
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)(1)	$0.46	$0.65	$1.06	$1.03	$0.96
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic)	$2.13	$(1.11)	$(0.06)	$1.15	$1.80
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Diluted)(1)	$1.92	$(1.11)	$(0.06)	$1.09	$1.73
Distributions Declared per Share	$1.16	$1.14	$1.16	$1.16	$1.12
Balance Sheet Data:
Total Assets(6)	$612,456,506	$718,298,207	$1,036,971,445	$990,180,160	$747,868,115
Total Long Term Debt(6)	$219,970,473	$347,749,142	$495,406,028	$442,690,760	$322,179,521
Total Net Assets	$385,992,498	$360,934,711	$520,813,061	$526,242,427	$409,602,529
Other Data:
Number of Portfolio Companies at Period End	60	72	77	91	89
Purchases of Loan Originations	$171,600,000	$234,800,000	$556,700,000	$577,500,000	$494,600,000
Loan Repayments	$115,200,000	$224,200,000	$311,900,000	$203,900,000	$191,200,000
Proceeds from Sales of Securities	$176,800,000	$196,200,000	$127,500,000	$118,500,000	$69,300,000
Reductions to CLO Equity Cost Value	$34,200,000 (4)	41,600,000 (5)	—	—	—
Total Return(2)	33.29%	(4.35)%	(17.22)%	14.68%	30.49%
Weighted Average Yield on Debt Investments at Period End(3)	8.3%	7.1%	7.8%	8.7%	9.4%

(1)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, the adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.
(2)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming distribution reinvestment at prices obtained under our distribution reinvestment plan, excluding any discounts.
(3)	Weighted average yield calculation includes the impact of any loans on non-accrual status as of the year end.

(4)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.
(5)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.
(6)	Presentation of prior period tables has been updated to conform to current year presentation.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2016, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 24 and 93 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.3%.

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

Current Market and Economic Conditions

During the early part of 2016, the U.S. capital markets experienced a period of volatility and disruption, resulting in an increase in the spread between the yields realized on risk-free and higher risk securities. U.S. capital markets improved over the course of 2016, leading to a compression in the spread between risk-free and higher risk securities. Despite this spread compression, we feel that the risk adjusted return for certain senior secured corporate loans will be attractive in 2017. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated, narrowly syndicated, middle-market and privately negotiated loans. Moreover, we continue to be focused on certain structured finance investments, such as CLO investment vehicles which own senior secured corporate loans.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $589.9 million and $656.7 million as of December 31, 2016 and December 31, 2015, respectively. The decrease in the value of investments during the year ended December 31, 2016 was due primarily to debt repayments and sales of securities totaling approximately $291.9 million and realized losses of $14.3 million, partially offset by purchases of investments of approximately $171.6 million and net unrealized appreciation on our investment portfolio of approximately $100.6 million (which incorporates reductions to CLO equity cost value of $34.2 million). Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2016 and the year ended December 31, 2015.

During the year ended December 31, 2016, we closed approximately $171.6 million in portfolio investments, including additional investments of approximately $71.3 million in existing portfolio companies and approximately $100.3 million in new portfolio companies. For the year ended December 31, 2015, we closed approximately $234.8 million in portfolio investments, including additional investments of approximately $130.4 million in existing portfolio companies and approximately $104.4 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2016 and December 31, 2015, we had approximately $115.1 million and approximately $224.2 million, respectively, of loan repayments and amortization payments. The most significant repayments during the year ended December 31, 2016 were as follows ($ in millions):

2016 Repayments
Serena Software, Inc	$18.7
CRCI Holdings, Inc. (aka “CLEAResult”)	16.3
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	13.8
Vision Solutions	13.1
Innovairre Holding Company, LLC (f/k/a “RBS Holding Company”)	11.6
Avantor Performance Materials	11.0
The TOPPS Company, Inc	9.8
ABB/Con Cise Optical Group	6.5
Crowne Group, LLC	5.7
Birch Communications, Inc	1.1
SourceHov, LLC	0.9
Stratus Technologies, Inc	0.9
iEnergizer Limited	0.8
Premiere Global Services, Inc	0.6
Net all other	4.3
Total repayments	$115.1

Portfolio activity also reflects sales of securities in the amounts of approximately $176.8 million and approximately $196.2 million for the years ended December 31, 2016 and 2015, respectively. The most significant sales during the year ended December 31, 2016 were as follows ($in millions):

2016 Sales
Carlyle Global Market Strategies CLO 2014-4, Ltd	$18.0
GlobalLogic Holdings, Inc	12.0
Och Ziff CLO XII, Ltd	11.7
Newmark Capital Funding 2013-1 CLO, Ltd	10.8
Sesac Holdco II, LLC	9.2
First Data Corporation	9.1
Global Healthcare Exchange	8.9
Catamaran CLO 2013-1, Ltd	8.9
PGX Holdings	8.6
Teleguam Holdings LLC	7.8
MidOcean Credit CLO IV	7.0
Albertson’s LLC	7.0
Stratose Intermediate Holdings II	5.0
Global Tel Link Corp	3.9
Immucor, Inc	3.9
Net all other	45.0
Total sales	$176.8

As of December 31, 2016, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $376.4 million, and equity investments of approximately $213.5 million. These debt investments included approximately $0.3 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2015, we had investments in debt securities of, or loans to, 45 portfolio companies, with a fair value of approximately $468.9 million, and equity investments of approximately $187.8 million. These debt investments included approximately $0.6 million in accrued PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

A reconciliation of the investment portfolio for the years ended December 31, 2016 and 2015 follows:

($ in millions)	December 31, 2016	December 31, 2015
Beginning Investment Portfolio	$656.7	$984.2
Portfolio Investments Acquired	171.6	234.8
Debt repayments	(115.1)	(224.2)
Sales of securities	(176.8)	(196.2)
Reductions to CLO equity cost value(1)	(34.2)	(41.6)
Payment in Kind(2)	0.3	0.5
Accretion of discounts on investments(3)	1.1	3.9
Net Unrealized Appreciation (Depreciation)	100.6	(98.4)
Net Realized Losses	(14.3)	(6.3)
Ending Investment Portfolio	$589.9	$656.7

(1)	For the year ended December 31, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2016, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million. For the year ended December 31, 2015, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2015, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2016 and December 31, 2015.
(3)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2016.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2016 and 2015:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
December 31, 2016	$27.0	$1.9	$3.9	$51.6
September 31, 2016	58.4	50.5	9.4	74.7
June 30, 2016	73.4	60.0	9.5	36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total	$171.6	$115.1	$34.2	$176.8
December 31, 2015	$20.7	$62.7	$10.3	$145.2
September 31, 2015	66.3	47.0	9.9	—
June 30, 2015	88.2	80.3	9.7	33.4
March 31, 2015	59.6	34.2	11.7	17.6
Total	$234.8	$224.2	$41.6	$196.2

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2016 and 2015:

	2016		2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$373.0	63.2%	$466.2	71.0%
Subordinated Debt	0.7	0.1%	0.6	0.1%
CLO Debt	2.7	0.5%	2.1	0.3%
CLO Equity	200.8	34.0%	179.0	27.3%
Equity	12.7	2.2%	8.8	1.3%
Total	$589.9	100.0%	$656.7	100.0%

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, we held qualifying assets that represented 65.9% of its total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$203.5	34.5%	$181.1	27.6%
Telecommunication services	96.7	16.4%	97.7	14.9%
Business services	80.3	13.6%	59.5	9.1%
Printing and publishing	62.9	10.7%	64.9	9.9%
Financial intermediaries	47.0	8.0%	45.8	7.0%
Software	18.7	3.2%	32.2	4.9%
Consumer services	16.9	2.9%	26.2	4.0%
Diversified insurance	15.1	2.5%	15.4	2.3%
IT consulting	11.6	2.0%	6.8	1.0%
Logistics	10.6	1.8%	10.3	1.6%
Travel	8.9	1.5%	8.5	1.3%
Computer hardware	7.9	1.3%	8.5	1.3%
Aerospace and defense	5.5	0.9%	5.5	0.8%
Education	4.3	0.7%	4.4	0.7%
Enterprise software	—	0.0%	17.5	2.7%
Utilities	—	0.0%	16.0	2.4%
Healthcare	—	0.0%	14.3	2.2%
Leisure goods	—	0.0%	9.6	1.4%
Radio and television	—	0.0%	9.3	1.4%
Retail	—	0.0%	8.4	1.3%
Grocery	—	0.0%	6.9	1.0%
Auto parts manufacturer	—	0.0%	5.5	0.8%
Pharmaceuticals	—	0.0%	2.4	0.4%
Total	$589.9	100.0%	$656.7	100.0%

(1)	Reflects our debt and equity investments in CLOs as of December 31, 2016 and December 31, 2015, respectively.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2016 and December 31, 2015.

Top Ten Industries	At December 31, 2016
Healthcare & Pharmaceuticals	9.23%
High Tech Industries	7.65%
Services: Business	6.77%
Banking, Finance, Insurance & Real Estate	5.98%
Media: Broadcasting and Subscription	5.84%
Retail	5.64%
Hotel, Gaming, and Leisure	5.41%
Telecommunications	4.86%
Chemicals, Plastics, and Rubber	4.38%
Beverage, Food & Tobacco	3.77%
Total	59.53%

Top Ten Industries	At December 31, 2015
Healthcare and pharmaceuticals	9.28%
High tech industries	6.96%
Services: business	6.39%
Media: broadcasting and subscription	6.35%
Banking, finance, insurance, and real estate	5.72%
Retail	5.72%
Telecommunications	5.69%
Hotel, gaming, and leisure	5.34%
Chemicals, plastics, and rubber	4.52%
Beverage, food & tobacco	3.57%
Total	59.54%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2016 and 2015 our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2016 and 2015, our debt investment portfolio was graded as follows:

		December 31, 2016
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	309.7	78.3%	301.9	80.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.8	21.7%	74.5	19.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$395.5	100.0%	$376.4	100.0%

		December 31, 2015
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	405.9	79.0%	387.5	82.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.1	16.6%	67.9	14.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	22.7	4.4%	13.5	2.9%
		$513.7	100.0%	$468.9	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2016, 2015 and 2014.

Comparison of the years ended December 31, 2016 and December 31, 2015

Investment Income

Investment income for the years ended December 31, 2016 and 2015 was approximately $69.3 million and $87.5 million, respectively, reflecting a decrease of approximately $18.2 million. The following tables set forth the components of investment income for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Interest Income
Stated interest income	$33,154,526	$45,728,704
Original issue discount and market discount income	1,158,401	3,865,679
Payment-in-kind income	214,389	572,408
Discount income derived from unscheduled remittances at par	20,574	61,702
Total interest income	$34,547,890	$50,228,493
Income from securitization vehicles and investments(1)	$32,503,279	$34,901,766
Commitment, amendment and other fee income
Fee letters	$1,352,396	$1,353,373
Loan prepayment and bond call fees	358,381	360,000
All other fees	518,100	619,307
Total commitment, amendment and other fee income	$2,228,877	$2,332,680
Total investment income	$69,280,046	$87,462,939

(1)	During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

The decrease in total investment income in 2016 was primarily due to a reduction of stated interest income (approximately $12.6 million) resulting largely from a smaller portfolio due to loan sale activity because we sold certain assets to fund the repayment of the TICC Funding credit facility during the quarter ended December 31, 2015, voluntary partial repayment of the TICC CLO 2012-1 class A-1 notes (during the third and fourth quarters of the fiscal year ended December 31, 2016), and partial repurchase of outstanding shares of Convertible Notes (during the fourth quarter of the fiscal year ended December 31, 2016). Additionally, income from securitization vehicles declined (approximately $2.4 million) in 2016 largely as a result of volatility in the corporate loan market and a lower cost basis in the CLO equity portfolio. The total principal outstanding on income producing debt investments as of December 31, 216 and December 31, 2015 was approximately $395.5 million and $491.0 million, respectively.

As of December 31, 2016, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 24 and 93 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 8.3%, compared with 7.1% as of December 31, 2015. The increase in the weighted average yield on our debt portfolio is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans and the restructuring of our investment previously held in Innovairre Holding Company (f/k/a “RBS Holding Company”).

Operating Expenses

Total expenses for the year ended December 31, 2016 were approximately $45.3 million and total expenses for the year ended December 31, 2015 were approximately $48.9 million. These amounts consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

Expenses before incentive fees for the year ended December 31, 2016 were approximately $42.5 million, which represents a decrease of approximately $7.3 million from the year ended December 31, 2015, attributable primarily to lower investment advisory base management fees, interest expense, and compensation expense partially offset by higher professional fees and higher general and administrative expenses. Expenses before incentive fees for the year ended December 31, 2015 were approximately $49.8 million.

The investment advisory base management fee for the year ended December 31, 2016 was approximately $11.3 million. The investment advisory base management fee in the comparable period in 2015 was approximately $19.8 million. The decrease of approximately $8.5 million is largely due to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” in the Business section above, for discussion of ongoing fee waivers), as well as a decline in the weighted average gross assets due to the sale of certain assets to pay-off the TICC Funding credit facility during the fourth quarter of 2015 and to fund the voluntary partial repayments of the TICC CLO 2012-1 LLC class A-1 notes and the partial repurchase of Convertible Notes outstanding, during the third and fourth quarters of 2016. At December 31, 2016 and December 31, 2015, approximately $3.7 million and $4.2 million, respectively, of base management fees remained payable to TICC Management.

Interest expense for the year ended December 31, 2016 was approximately $20.0 million, which was directly related to our TICC CLO 2012-1 debt and Convertible Notes. Interest expense for the comparable period on 2015 was approximately $20.9 million. The primary driver of the decrease was the pay-off of the TICC Funding credit facility in the fourth quarter of 2015, partially offset by losses on extinguishment recognized during the third and fourth quarters of the year ended December 31, 2016 of approximately $1.9 million resulting from the partial repayment of the TICC CLO 2012-1 class A-1 notes and $0.8 million resulting from the partial repayment of the Convertible Notes, as well higher LIBOR rates incurred during the year ended December 31, 2016 on our outstanding TICC CLO 2012-1 class A, B, C, and D notes. The aggregate accrued interest which remained payable at December 31, 2016, was approximately $1.7 million comprised of $0.5 million for the TICC CLO 2012-1 notes and $1.2 million for the Convertible notes. The aggregate interest payable at December 31, 2015 was approximately $2.1 million.

Professional fees, consisting of legal, valuation, compliance, audit and tax fees, were approximately $6.4 million for the year ended December 31, 2016, compared to approximately $5.7 million for the year ended December 31, 2015. This increase is largely due to the engagement of legal and financial advisors to the Company’s Special Committee of the Board of Directors, partially offset by an insurance recovery of approximately $0.8 million related to previously incurred legal costs.

Compensation expenses were approximately $0.8 million for the year ended December 31, 2016 compared to approximately $1.2 million for the year ended December 31, 2015, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. This decrease was largely the result of staffing changes during the second half of 2015. At December 31, 2016 and December 31, 2015, respectively, approximately $0 of compensation expenses remained payable for each respective period.

General and administrative expenses, consisting primarily of listing fees, office supplies, facilities costs and other expenses, were approximately $2.9 million for the year ended December 31, 2016 compared to approximately $1.3 million for the year ended December 31, 2015. This increase was primarily the result of proxy related costs incurred of approximately $1.1 million (such costs include fees for mailing, filing, processing, tabulation, and solicitation). Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the year ended December 31, 2016 was approximately $2.8 million, compared to a credit of $0.9 million for the year ended December 31, 2015, which was composed of a fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition (see “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements), partially offset by approximately $1.5 million representing the net investment income incentive fee earned for the year ended December 31, 2015. On April 30, 2015 TICC Management repaid in full to TICC, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter (see “Note 7. Related Party Transactions” in the notes to our consolidated financial statements). For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the year ended December 31, 2016 and December 31, 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the year ended December 31, 2016 and December 31, 2015, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2016, we recognized net realized losses on investments of approximately $14.3 million, which primarily represents the losses from the sale of several CLO equity investments, the sale of our equity investment in Algorithmic Implementations, Inc. (d/b/a “Ai Squared”) of approximately $3.0 million and the restructuring of our investment in Innovairre Holding Company (f/k/a “RBS Holding Company”) of approximately $3.9 million.

For the year ended December 31, 2016, our net change in unrealized appreciation was approximately $100.6 million, composed of approximately $74.6 million in gross unrealized appreciation, approximately $9.0 million in gross unrealized depreciation and approximately $35.0 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $34.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the year ended December 31, 2016 were as follows ($in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Newmark Capital Funding 2013-1 CLO Ltd	$5.9
Shackleton 2013-IV CLO, Ltd	5.9
Algorithmic Implementations, Inc	5.5
Global Tel Link Corp	5.5
Catamaran CLO 2012-1 Ltd	5.0
Unitek Global Services, Inc	4.7
Securus Technologies, Inc	4.5
Shackleton 2013-III CLO, Ltd	4.2
Carlyle Global Market Strategies CLO 2014-4, Ltd	4.0
Benefit Street Partners CLO II, Ltd	3.8
Mountain Hawk III CLO, Ltd	3.7
Cedar Funding II CLO, Ltd	3.6
Ares XXIX CLO Ltd	3.2
Catamaran CLO 2013-1 Ltd	3.2
Jamestown CLO V Ltd	2.8
Ares XXV CLO Ltd	2.7
Marea CLO, Ltd	2.5
OZLM XII, Ltd	2.3
Halcyon Loan Advisors Funding 2012-2 Ltd	2.2
Telos CLO 2014-5, Ltd	2.1
CIFC Funding 2012-1, Ltd	2.1
Innovairre Holding Company (f/k/a “RBS Holding Company”)	2.0
Ares XXVI CLO Ltd	1.8
Telos CLO 2013-3, Ltd	1.7
Telos CLO 2013-4, Ltd	1.7
Windriver 2012-1 CLO, Ltd	1.6
York CLO-1, Ltd	1.3
Ivy Hill Middle Market Credit Fund VII, Ltd	1.1
Carlyle Global Market Strategies CLO 2013-2, Ltd	1.0
Birch Communications, Inc	(1.3)
Other CLO equity related investments	(1.5)
SourceHov, LLC	(2.9)
Net all other(1)	14.7
Total	$100.6

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Unitek Global Services, Inc	$4.4
Nextag, Inc	2.7
CS Advisors CLO I Ltd	2.5
Serena Software Inc	(1.0)
AMMC CLO XII, Ltd	(1.2)
Windriver 2012-1 CLO, Ltd	(1.2)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(1.4)
Aricent Technologies, Inc	(1.4)
Shackleton 2013-III CLO, Ltd	(1.6)
Hull Street CLO Ltd	(1.7)
Cedar Funding II CLO, Ltd	(1.7)
Telos CLO 2013-4, Ltd	(1.8)
Catamaran CLO 2013-1 Ltd	(1.8)
Telos CLO 2013-3, Ltd	(2.2)
OZLM XII, Ltd	(2.3)
Ares XXV CLO Ltd	(2.4)
CIFC Funding 2012-1, Ltd	(2.4)
Halcyon Loan Advisors Funding 2012-4 Ltd	(2.6)
Halcyon Loan Advisors Funding 2012-2 Ltd	(2.7)
Source Hov, LLC	(3.1)
Carlyle Global Market Strategies CLO 2014-4, Ltd	(3.2)
Jamestown CLO V Ltd	(3.6)
Merrill Communications, LLC	(3.9)
Algorithmic Implementations, Inc	(3.9)
Ares XXIX CLO Ltd	(4.4)
Securus Technologies, Inc	(4.4)
Marea CLO, Ltd	(4.6)
Benefit Street Partners CLO II, Ltd	(4.6)
Newmark Capital Funding 2013-1 CLO Ltd	(4.9)
Innovairre Holding Company (f/k/a “RBS Holding Company”)	(5.0)
Global Tel Link Corp	(5.5)
Mountain Hawk III CLO, Ltd	(5.8)
Shackleton 2013-IV CLO, Ltd	(6.5)
Catamaran CLO 2012-1 Ltd	(7.4)
Net all other(1)	(7.8)
Total	$(98.4)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2016 and December 31, 2015 was approximately $24.0 million and $38.6 million, respectively, or a decrease of $14.6 million. The decrease was largely the result of lower investment income of $18.2 million, partially offset by a reduction in total expenses of $3.6 million, as discussed above.

For the year ended December 31, 2016, the net increase in net assets resulting from net investment income per common share was $0.46 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.65 (basic and diluted) for the year ended December 31, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2016 and December 31, 2015, the adjustments for interest on convertible senior notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation, where applicable.

For the year ended December 31, 2016, the net increase in the net assets resulting from core net investment income per common share was $1.12 (basic and diluted), compared to $1.27 (basic and diluted) for the year ended December 31, 2015. Core net investment income is a non-GAAP measure; please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations” below for more information.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the year ended December 31, 2016 was approximately $110.4 million compared to a net decrease of $66.1 million for year ended December 31, 2015, resulting in an increase of $176.5 million. This increase was largely due to a net change in unrealized appreciation of approximately $100.6 million, as discussed above.

For the year ended December 31, 2016, the net increase in net assets resulting from operations per common share was $2.13 (basic) and $1.92 (diluted), compared to a net decrease in net assets resulting from operations per common share of approximately $1.11 (basic and diluted) for the year ended December 31, 2015. Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2015, the adjustments for interest on convertible notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation, where applicable.

For the year ended December 31, 2016, the core net increase in net assets resulting from operations per common share was $2.13 (basic) and $1.92 (diluted) compared to the core net decrease in net assets resulting from operations per common share of $1.11 (basic and diluted) for the year ended December 31, 2015. Core net increase (decrease) in net assets resulting from operations is a non-GAAP measure; please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations” below for more information.

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

The decrease in total investment income was primarily due to a reduction of income from securitization vehicles resulting from the correction of a non-material accounting error related to our CLO equity investments described in further detail in “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements, lower interest income primarily attributable to our investment in Innovairre Holding Company (f/k/a “RBS Holding Company”) being placed on non-accrual status during the quarter ended December 31, 2015 and lower commitment, amendment and other fee income due to not earning success fees on warehouse investments during 2015 and fewer loan prepayments. These decreases were partially offset by an approximate $1.1 million out of period adjustment to interest income described further in “Note 3. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. The total principal value of income producing debt investments as of December 31, 2015 and 2014 was approximately $491.0 million and $729.3 million, respectively. The decline in the size of our debt portfolio is primarily attributable to our full repayment of TICC Funding’s $150.0 million credit facility with Citibank, N.A. (the “Facility”) which was terminated on December 31, 2015 (refer to “Note 10. Borrowings” in the notes to our consolidated financial statements). The full repayment occurred late in the fourth quarter of 2015 and, therefore, did not have a meaningful impact to interest income during the year.

As of December 31, 2015, our debt investments had stated interest rates of between 4.25% and 15.00% and maturity dates of between three and 97 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 7.1%, compared with 7.8% as of December 31, 2014. The reduction in the weighted average yield on our debt portfolio over the past year is primarily a result of our investment in Innovairre Holding Company (f/k/a “RBS Holding Company”) being placed on non-accrual and current market conditions.

Operating Expenses

Total expenses for the year ended December 31, 2015 were approximately $48.9 million and total expenses for the year ended December 31, 2014 were approximately $51.9 million. These amounts consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, and general and administrative expenses.

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

Interest expense and other debt financing expenses for the year ended December 31, 2015 was approximately $20.9 million, which was directly related to our debt securitization financing transactions, Convertible Notes and Facility, as well as the incurrence of accelerated costs and commitment fees (approximately $1.0 million) associated with the repayment in full of the Facility’s $150.0 million outstanding borrowings as of December 31, 2015 — refer to “Note 10. Borrowings” in the notes to our consolidated financial statements. Interest expense for the year ended December 31, 2014 was approximately $22.9 million. The aggregate accrued interest which remained payable at December 31, 2015, was approximately $2.1 million, comprised of $0.7 million for the notes of TICC CLO 2012-1 and $1.4 million for the 2017 Convertible Notes. The aggregate interest payable at December 31, 2014, was approximately $2.6 million.

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

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $2.3 million for the year ended December 31, 2015 compared to approximately $2.1 million for the year ended December 31, 2014. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the year ended December 31, 2015 resulted in a credit of approximately $0.9 million, which was composed of a fee reversal of approximately $2.4 million, representing the cumulative overstatement of fees from 2009 through 2014 resulting from the identification and correction of a non-material error in our accounting policy for revenue recognition (see “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements), partially offset by approximately $1.5 million representing the net investment income incentive fee earned for the year ended December 31, 2015. On April 30, 2015 TICC Management repaid in full to TICC, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts. The net investment income incentive fee recorded for the year ended December 31, 2014 was approximately $5.6 million.

Applicable for the years ended December 31, 2015 and 2014, the net investment income incentive fee is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter subject to a hurdle rate which is determined as of December 31 of the preceding year. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

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

The most significant components of the net change in unrealized appreciation and depreciation during the year ended December 31, 2015 were as follows ($in millions):

Portfolio Company	Change in unrealized appreciation (depreciation)
Unitek Global Services, Inc	$4.4
Nextag, Inc	2.7
CS Advisors CLO I Ltd	2.5
Serena Software Inc	(1.0)
AMMC CLO XII, Ltd	(1.2)
Windriver 2012-1 CLO, Ltd	(1.2)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(1.4)
Aricent Technologies, Inc	(1.4)
Shackleton 2013-III CLO, Ltd	(1.6)
Hull Street CLO Ltd	(1.7)
Cedar Funding II CLO, Ltd	(1.7)
Telos CLO 2013-4, Ltd	(1.8)
Catamaran CLO 2013-1 Ltd	(1.8)
Telos CLO 2013-3, Ltd	(2.2)
OZLM XII, Ltd	(2.3)
Ares XXV CLO Ltd	(2.4)
CIFC Funding 2012-1, Ltd	(2.4)
Halcyon Loan Advisors Funding 2012-4 Ltd	(2.6)
Halcyon Loan Advisors Funding 2012-2 Ltd	(2.7)
Source Hov, LLC	(3.1)
Carlyle Global Market Strategies CLO 2014-4, Ltd	(3.2)
Jamestown CLO V Ltd	(3.6)
Merrill Communications, LLC	(3.9)
Algorithmic Implementations, Inc	(3.9)
Ares XXIX CLO Ltd	(4.4)
Securus Technologies, Inc	(4.4)
Marea CLO, Ltd	(4.6)
Benefit Street Partners CLO II, Ltd	(4.6)
Newmark Capital Funding 2013-1 CLO Ltd	(4.9)
Innovairre Holding Company (f/k/a “RBS Holding Company”)	(5.0)
Global Tel Link Corp	(5.5)
Mountain Hawk III CLO, Ltd	(5.8)
Shackleton 2013-IV CLO, Ltd	(6.5)
Catamaran CLO 2012-1 Ltd	(7.4)
Net all other(1)	(7.8)
Total	$(98.4)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

Based upon the fair value determinations made in good faith by the Board of Directors, during the year ended December 31, 2014, we had net unrealized losses of approximately $49.3 million, comprised of

$1.4 million in gross unrealized appreciation, $60.8 million in gross unrealized depreciation and approximately $10.1 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. The most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2014 were as follows ($in millions):

Portfolio Company	Changes in Unrealized Appreciation (Depreciation)
Stone Tower CLO VII Ltd	$4.0
ACA CLO 2007-1, Ltd	2.4
Lightpoint CLO VIII, Ltd	1.3
Nextag, Inc	1.2
Mmodal, Inc	1.2
Newmark Capital Funding 2013-1 CLO Ltd	(1.0)
Mountain Hawk III CLO, Ltd	(1.2)
Edmentum, Inc	(1.2)
AMMC CLO XII, Ltd	(1.4)
Cedar Funding II CLO, Ltd	(1.4)
Catamaran CLO 2013-1 Ltd	(1.4)
Marea CLO, Ltd	(1.5)
Emporia Preferred Funding III, Ltd	(1.5)
Ares XXV CLO Ltd	(1.6)
Carlyle Global Market Strategies CLO 2013-2, Ltd	(1.7)
Telos CLO 2014-5, Ltd	(1.8)
Telos CLO 2013-3, Ltd	(1.8)
Ivy Hill Middle Market Credit Fund VII, Ltd	(1.9)
Shackleton 2013-III CLO, Ltd	(2.5)
Innovairre Holding Company (f/k/a “RBS Holding Company”)	(2.6)
Shackleton 2013-IV CLO, Ltd	(2.9)
Catamaran CLO 2012-1 Ltd	(3.4)
Merrill Communications, LLC	(3.5)
Ares XXVI CLO Ltd	(3.9)
Benefit Street Partners CLO II, Ltd	(4.9)
Unitek Global Services, Inc	(5.5)
Net all other(1)	(10.8)
Total	$(49.3)

(1)	Unrealized gains and losses less than $1.0 million have been combined.

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

For the year ended December 31, 2015, the net increase in net assets resulting from net investment income per common share was $0.65 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $1.11 (basic) and $1.06 (diluted) for the year ended December 31, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2015, the adjustments for interest on convertible notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

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

For the year ended December 31, 2015, the net decrease in net assets resulting from operations per common share was $1.11 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of approximately $0.06 (basic and diluted) for the year ended December 31, 2014. Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2015 and December 31, 2014, the adjustments for interest on convertible notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for dilutive effect of convertible notes were excluded from the respective period’s diluted earnings per share computation.

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

Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations

On a supplemental basis, we provide information relating to core net investment income, its ratio to net assets and core net increase in net assets resulting from operations, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, GAAP net investment income and net increase in net assets resulting from operations. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents GAAP net investment income adjusted for additional taxable income on our CLO equity investments and also excludes our capital gains incentive fee. Core net increase in net assets resulting from operations represents GAAP net increase in net assets resulting from operations excluding the capital gains incentive fee (there would not have been any change to the net increase in net assets resulting from operations resulting from our CLO equity investments as there is an offsetting change in unrealized appreciation equal to the change in net investment income).

Income from investments in the equity class securities of CLO equity vehicles, for GAAP purposes, is recorded using the effective interest method. This method requires an estimate of future cash flows, including recurring cash flows as well as future principal payments, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to receive and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional estimated taxable income”). As the capital gains incentive fee, for generally accepted accounting purposes, is based on the hypothetical liquidation of the entire portfolio (and as any capital gains incentive fee may be non-recurring), such fees are excluded when calculating core net investment income. We believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the RIC requirements are to distribute taxable earnings and as capital gains incentive fees may not be fully and currently tax deductible, the core net investment income provides an indication of estimated taxable income for the year-to-date.

The following table provides a reconciliation of net investment income to core net investment income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$24,019,066	$0.46	$0.46	$38,580,922	$0.65	$0.65	$65,457,844	$1.11	$1.06
CLO equity additional distributions	34,165,951	0.66	0.66	37,497,502	0.62	0.62	—	—	—
Capital gains incentive fee	—	—	—	—	—	—	(3,872,853)	(0.07)	(0.06)
Core net investment income	$58,185,017	$1.12	$1.12	$76,078,424	$1.27	$1.27	$61,584,991	$1.04	$1.00

The following table provides a reconciliation of net increase (decrease) in net assets resulting from operations to core net increase (decrease) in net assets resulting from operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net increase (decrease) in net assets resulting from operations	$110,361,763	$2.13	$1.92	$(66,133,649)	$(1.11)	$(1.11)	$(3,348,400)	$(0.06)	$(0.06)
Capital gains incentive fee	—	—	—	—	—	—	(3,872,853)	(0.06)	(0.07)
Core net increase (decrease) in net assets resulting from operations	$110,361,763	$2.13	$1.92	$(66,133,649)	$(1.11)	$(1.11)	$(7,221,253)	$(0.12)	$(0.13)

In addition, the following ratio is presented to supplement the financial highlights included in Note 11 (also presented below) to the consolidated financial statements:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Ratio of core net investment income to average net assets	16.95%	15.59%	11.00%	10.79%	11.74%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Ratio of net investment income to average net assets	7.00%	7.91%	11.69%	11.02%	10.23%
Ratio of CLO equity additional estimated taxable income to average net assets	9.95%	7.69%	—	—	—
Ratio of capital gain incentive fee to average net assets	—	—	(0.69)%	(0.23)%	1.51%
Ratio of core net investment income to average net assets	16.95%	15.59%	11.00%	10.79%	11.74%

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2016, we repurchased 4,917,026 shares under our share repurchase program.

During the year ended December 31, 2016, cash and cash equivalents decreased from approximately $23.2 million at the beginning of the period to approximately $8.3 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2016, consisting primarily of the items described in “— Results of Operations,” was approximately $185.7 million, largely reflecting repayments of principal and reductions to investment cost value ($103.5 million) and proceeds from the sale of investments ($184.6 million), partially offset by purchases of new investments ($160.0 million). Net cash provided by investing activities reflects the change in restricted cash in TICC CLO 2012-1 LLC. During the year ended December 31, 2016, net cash used by financing activities was approximately $215.1 million, reflecting repayment of the TICC CLO 2012-1 class A-1 notes ($109.3 million), distribution of dividends ($59.7 million), repayment of the 2017 Convertible Notes ($20.5 million), and the repurchases of our common stock ($25.6 million).

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $11.3 million for investment advisory fees, approximately $2.8 million for net investment income incentive fees, and approximately $4.0 million for administrative services for the year ended December 31, 2016.

A summary of our significant contractual payment obligations is as follows as of December 31, 2016. See also “Note 10. Borrowings” in the notes to our consolidated financial statements.

Contractual obligations	Total	Payments Due by Period
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
TICC CLO 2012-1 LLC Notes	$129,281,817	$—	$—	$—	$129,281,817
TICC Convertible Notes	94,542,000	94,542,000	—	—	—
Total	$223,823,817	$94,542,000	$—	$—	$129,281,817

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had commitments to purchase additional debt investments totaling a par amount of $5.0 million.

We currently have no other off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Share Repurchase Program

On November 5, 2015, the Board of Directors authorized a repurchase program for the purpose of repurchasing up to $75 million worth of our common stock. Under this repurchase program, we could have, but we were not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016 provided that repurchases complied with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were conducted in accordance with the 1940 Act. The Board authorized program to repurchase up to $75 million worth of our common stock expired on June 30, 2016. During the year ended December 31, 2016, we repurchased shares under this repurchase program totaling 4,917,026 shares of our common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 30.7% of the net asset value per share at December 31, 2016.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2016, the Company’s asset coverage for borrowed amounts was approximately 271%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

(dollars in thousands)	As of
	December 31, 2016				December 31, 2015
	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$65,282	$64,788	(1)	$65,282	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,633	(1)	20,025	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,375	(1)	23,058	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,290	(1)	21,210	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(1,232)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	129,282	125,854		129,575	240,000	233,887		237,887
2017 Convertible Notes	94,542	94,117		96,906	115,000	113,862		115,863
Total	$223,824	$219,971		$226,481	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount as of December 31, 2016 for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2016 were 5.56% and 4.2 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,819.8	$176.8	$—	$1,944.2	$5,940.8
TICC CLO 2012-1 LLC Class B-1 Notes	852.5	54.4	—	—	906.9
TICC CLO 2012-1 LLC Class C-1 Notes	1,273.4	91.0	—	—	1,364.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,376.8	102.3	—	—	1,479.1
TICC CLO 2012-1 amortization of deferred debt(1)	—	—	316.1	—	316.1
2017 Convertible Notes	8,526.1	—	613.7	815.0	9,954.8
Total	$15,848.6	$424.5	$929.8	$2,759.2	$19,962.1

	Year Ended December 31, 2015(2)
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,634.6	$198.5	$—	$—	$3,833.1
TICC CLO 2012-1 LLC Class B-1 Notes	766.9	53.9	—	—	820.8
TICC CLO 2012-1 LLC Class C-1 Notes	1,172.6	90.0	—	—	1,262.6
TICC CLO 2012-1 LLC Class D-1 Notes	1,283.0	100.8	—	—	1,383.8
TICC CLO 2012-1 amortization of deferred debt(1)	—	—	344.0	—	344.0
2017 Convertible Notes	8,625.0	—	619.0	—	9,244.0
TICC Funding LLC	2,536.9	—	464.0	1,046.9	4,047.8
Total	$18,019.0	$443.2	$1,427.0	$1,046.9	$20,936.1

(1)	Amortization of deferred debt issuance costs for this instrument includes rounding adjustments
(2)	Presentation of prior period tables has been updated to conform to current year presentation.

The aggregate accrued interest which remained payable at December 31, 2016 and 2015, was approximately $1.7 million and $2.1 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120.0 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120.0 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016 and November 25, 2016, the Securitization Issuer repaid $36.0 million and approximately $74.7 of the class A-1 notes, respectively. As of December 31, 2016 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $129.3 million and were issued in four classes. The class A-1 notes have a current face amount of $65.3 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AAA (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated AA+ (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated A+ (sf)/A3 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80.0 million as of December 31, 2016.

In connection with the repayment of approximately $110.7 million of the TICC CLO 2012-1 Class A notes, the Company recognized as interest expense a net extinguishment loss of approximately $1.9 million, consisting of approximately $0.8 million in previously unamortized note discount expense and approximately $1.1 million in previously unamortized deferred debt issuance costs.

During a period of up to four years from the initial closing date, all principal collections received on the underlying collateral may be used by the 2012 Securitization Issuer to purchase new collateral under our direction in our capacity as collateral manager of the 2012 Securitization Issuer and in accordance with our investment strategy, allowing us to maintain the initial leverage in the securitization for such four-year period. All note classes are scheduled to mature on August 25, 2023.

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

As of December 31, 2016, there were 26 investments in portfolio companies with a total fair value of approximately $204.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at December 31, 2016 was approximately $0.5 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2016, TICC had a deferred debt issuance balance of approximately $1.2 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2016 and 2015, respectively:

TICC CLO 2012-1 LLC	Year Ended December 31, 2016	Year Ended December 31, 2015
Stated interest expense	$7,322,463	$6,857,190
Amortization of deferred issuance costs	316,121	343,822
Note discount expense	424,480	443,244
Loss on extinguishment	1,944,174	—
Total interest expense	$10,007,238	$7,644,256
Effective annualized average interest rate	5.03%	3.19%
Cash paid for interest	$7,475,496	$6,837,147

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through August 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%. Effective August 26, 2016 and through November 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.825%. Effective November 25, 2016 and through December 31, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.930%.

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2016 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2016
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.68011%	175	$4,017,202	$3,819,820
Class B-1 Notes	4.43011%	350	839,259	852,458
Class C-1 Notes	5.68011%	475	1,257,439	1,273,417
Class D-1 Notes	6.68011%	575	1,361,596	1,376,768
Total			$7,475,496	$7,322,463

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2015 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2015
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.14320%	175	$3,616,093	$3,634,620
Class B-1 Notes	3.89320%	350	765,781	766,914
Class C-1 Notes	5.14320%	475	1,172,141	1,172,646
Class D-1 Notes	6.14320%	575	1,283,132	1,283,010
Total			$6,837,147	$6,857,190

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2016 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$65,281,817	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aaa”	“Aa2”	“A3”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at December 31, 2016 was approximately $1.2 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2016, the Company had a deferred debt issuance balance of approximately $0.4 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized as interest expense for the year ended December 31, 2016, a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 due to repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the years ended December 31, 2016 and 2015, respectively:

2017 Convertible Notes	Year Ended December 31, 2016	Year Ended December 31, 2015
Stated interest expense	$8,526,069	$8,625,000
Amortization of deferred issuance costs	613,718	619,024
Loss on extinguishment	815,053	—
Total interest expense	$9,954,840	$9,244,024
Effective annualized average interest rate	8.85%	8.04%
Cash paid for interest	$8,781,794	$8,625,000

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

As of December 31, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the years ended December 31, 2016 and 2015, respectively:

Credit Facility	Year-Ended December 31, 2016	Year-Ended December 31, 2015
Stated interest expense	$—	$2,536,946
Amortization of deferred issuance costs	—	463,922
Other extinguishment costs	—	1,046,910
Total interest expense	$—	$4,047,778
Effective annualized average interest rate	—	2.71%
Cash paid for interest	$—	$3,587,085

TICC CLO 2012-1 is a consolidated subsidiary of TICC. The Company consolidated the results of its wholly-owned subsidiary in its consolidated financial statements as the subsidiary is operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO 2012-1 and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2016 management estimated that a tax return of capital occurred of approximately $0.10 per share. For the year ended December 31, 2015 we had distributions in excess of our taxable earnings of approximately $0.08 per share. For tax purposes, distributions for 2016 were funded from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until September 15th, 2017 to file our federal income tax return for the year ended December 31, 2016.

The following table reflects the cash distributions, including dividends, dividends reinvested and returns of capital, if any, per share that we have declared on our common stock since the beginning of the 2015 fiscal year:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 27, 2017	September 15, 2017	September 29, 2017	$0.20
February 27, 2017	June 16, 2017	June 30, 2017	0.20
February 27, 2017	March 16, 2017	March 31, 2017	0.20
			$0.60
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29
July 28, 2016	September 16, 2016	September 30, 2016	0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 18, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$1.16	(1)
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			1.14	(2)
Total Distributions:			$2.90

(1)	Includes an estimated return of capital of approximately $0.10 per share for tax purposes.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.

RELATED PARTIES

We have a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. In addition to BDC Partners, TICC Management is owned by Charles M. Royce, a member of our Board of Directors, who holds a minority, non-controlling interest in TICC Management as the non-managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement.
•	Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Mr. Cummins serves as the Chief Compliance Officer, respectively, of Oxford Bridge Management, LLC.
•	Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of collateralized loan obligation vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Mr. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management, LLC.

TICC Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by TICC Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.

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

Investment Valuation

We fair value our investment portfolio in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. Estimates made in the preparation of our consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of December 31, 2016.

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

Syndicated Loans

In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of our syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, we may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

We have acquired a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board of Directors for its determination of fair value of these investments.

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

Our assets measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$4.7	$368.3	$373.0
Subordinated Debt	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	200.8	200.8
Equity and Other Investments	—	—	12.7	12.7
Total Investments at fair value	—	4.7	585.2	589.9
Cash and cash equivalents	8.3	—	—	8.3
Total assets at fair value	$8.3	$4.7	$585.2	$598.2

Our assets measured at fair value on a recurring basis at December 31, 2015, were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity and Other Investments	—	—	8.8	8.8
Total Investments at fair value	—	21.7	635.0	656.7
Cash and cash equivalents	23.2	—	—	23.2
Total assets at fair value	$23.2	$21.7	$635.0	$679.9

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of December 31, 2016 and 2015, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets ($ in millions)	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments
syndicated	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%
	11.8	Yield Analysis	NBIB(1)	97.3%/ncm(4)
			Discount Margin	6.4%/ncm(4)
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%
	14.3	Market quotes/ Enterprise value(7)	NBIB(1)	98.0% – 101.0%/98.5%
			EBITDA multiples(2)	4.5x – 6.25x/ncm(4)
subordinated	0.7	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	4.5x – 5.0x/ncm(4)
CLO debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)
CLO equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%
Equity Shares	12.4	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$35.2 – $170.7/ncm(4)
			Market multiples(2)	4.5x – 9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$585.2

(1)	We generally use prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

(5)	We will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. We will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
Assets ($ in millions)	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments
syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/	NBIB(1)	59.4% – 98.4%/79.5%
		Enterprise value	EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/	EBITDA(2)	$1.6 – $187.6/ncm(4)
		Discounted cash flow(5)	Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	We generally use prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$64,788	$65,282	$—	$—	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,633	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,375	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,290	21,210	—	—	21,210
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(1,232)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	125,854	129,575	—	—	129,525
2017 Convertible Notes(2)(4)	94,117	96,906	—	—	96,906
Total	$219,971	$226,481	$—	$—	$226,481

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $425 at December 31, 2016.

(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.
(4)	Includes rounding adjustments to reconcile period balances.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$174,469	$174,680	$—	$—	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,578	19,700	—	—	19,700
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,284	22,770	—	—	22,770
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,188	20,737	—	—	20,737
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(2,632)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	233,887	237,887	—	—	237,887
Convertible Notes(2)	113,862	115,863	—	—	115,863
Total	$347,749	$353,750	$—	$—	$353,750

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $1,138 at December 31, 2015.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

A reconciliation of the fair value of investments for the year ended December 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized (losses) gains included in earnings	(3.7)	—	1.7	(9.2)	(3.0)	(14.2)
Unrealized appreciation included in earnings(1)	19.0	—	0.5	73.6	6.4	99.5
Accretion of discount	0.8	—	0.3	—	—	1.1
Purchases	95.7	—	6.7	68.6	0.5	171.5
Repayments and Sales(1)	(188.2)	—	(8.6)	(77.0)	—	(273.8)
Reductions to CLO Equity Cost Value(2)	—	—	—	(34.2)	—	(34.2)
Payment in Kind income	0.2	0.1	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.9	$—	$0.5	$50.7	$3.5	$64.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2016 and 2015:

($ in millions)	2016		2015
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$373.0	63.2%	$466.2	71.0%
Subordinated Debt	0.7	0.1%	0.6	0.1%
CLO Debt	2.7	0.5%	2.1	0.3%
CLO Equity	200.8	34.0%	179.0	27.3%
Equity and Other Investments	12.7	2.2%	8.8	1.3%
Total	$589.9	100.0%	$656.7	100.0%

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of December 31, 2016, we had no investments on non-accrual status; as of December 31, 2015, our investment in Innovairre Holding Company’s (f/k/a “RBS Holding Company”) second lien senior secured notes was on non-accrual status.

In addition, we earn income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. OID and market discounts are capitalized and amortized into income using the interest method, as applicable.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and the effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

Payment-In-Kind

We have investments in our portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To maintain our status as a RIC, this income must be paid out to stockholders in the form of distributions, even though we have not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

Other Income

Other income includes distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. We may also earn success fees associated with our investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a take-out of the warehouse by a permanent CLO structure; such fees are earned and recognized when the take-out is completed.

Other income also includes prepayment, amendment, and other fees earned by our loan investments.

RECENT DEVELOPMENTS

On February 27, 2017, our Board of Directors declared cash distributions to shareholders as follows:

Per Share Distribution Amount Declared	2017 Record Dates	2017 Payable Dates
$0.20	March 16, 2017	March 31, 2017
$0.20	June 16, 2017	June 30, 2017
$0.20	September 15, 2017	September 29, 2017

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, one debt investment in our portfolio was at a fixed rate, and the remaining 40 debt investments were at variable rates, representing approximately $0.7 million and $394.8 million in principal debt, respectively. At December 31, 2016, approximately $395.5 million of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2016. We have also assumed outstanding variable rate borrowings of approximately $129.3 million. Under this analysis, net investment income would increase by approximately $4.2 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $21.8 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our total core net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of December 31, 2016. Under this analysis, the effect on estimated distributable net investment income would be an increase of approximately $1.8 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on core net investment income would be a decrease of approximately $8.6 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TICC Capital Corp.:

In our opinion, the accompanying consolidated statements of assets and liabilities including the consolidated schedules of investments, and the related consolidatedstatements of operations, of changes in net assets, and of cash flows, present fairly, in all material respects, the financial position of TICC Capital Corp and its subsidiaries(“the Company”) at December 31, 2016and December 31, 2015, and the results of their operations, their changes in net assets, and their cash flows for each of the three years in the period ended December 31, 2016in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidatedfinancial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at December 31, 2016 and December 31, 2015 by correspondence with the custodians, and the application of alternative auditing procedures where replies were not received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 3, 2017

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
ASSETS
Non-affiliated/non-control investments (cost: $616,542,612 @ 12/31/16; $767,295,604 @12/31/15)	$578,297,069	$638,890,282
Affiliated investments (cost: $7,497,229 @ 12/31/16; $7,392,352 @ 12/31/15)	11,626,007	6,825,269
Control investments (cost: $0 @ 12/31/16; $16,750,000 @ 12/31/15)	—	11,000,000
Total investments at fair value (cost: $624,039,841 @ 12/31/16; $791,437,956 @ 12/31/15)	589,923,076	656,715,551
Cash and cash equivalents	8,261,698	23,181,677
Restricted cash	3,451,636	17,965,232
Interest and distributions receivable	9,682,672	12,268,997
Securities sold not settled	7,406	7,845,706
Other assets	1,130,018	321,044
Total assets	$612,456,506	$718,298,207
LIABILITIES
Accrued interest payable	$1,731,111	$2,139,866
Investment advisory fee and net investment income incentive fee payable to affiliate	3,673,381	4,195,901
Accrued expenses	1,089,043	3,278,587
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	125,853,720	233,887,130
Senior convertible notes payable, net of deferred issuance costs	94,116,753	113,862,012
Total liabilities	226,464,008	357,363,496
COMMITMENTS AND CONTINGENCIES (Note 9)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 share authorized; 51,479,409 and 56,396,435 shares issued and outstanding, respectively	514,794	563,965
Capital in excess of par value	558,822,643	594,047,019
Net unrealized depreciation on investments	(34,116,765)	(134,722,405)
Accumulated net realized losses on investments	(95,605,057)	(68,772,889)
Distributions in excess of net investment income	(43,623,117)	(30,180,979)
Total net assets	385,992,498	360,934,711
Total liabilities and net assets	$612,456,506	$718,298,207
Net asset value per common share	$7.50	$6.40

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		$15,620,604	$15,486,217	$15,151,986
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)		8,775,262	8,731,896	8,533,942
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,008,442	12,040,000
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 7.25% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(14)(15)		22,386,525	21,592,757	19,700,142
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(10)(15)		4,676,389	4,687,172	4,664,698
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,727,817	10,704,694	10,584,815
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.375% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		9,609,828	9,609,610	9,561,779
second lien senior secured notes, LIBOR + 9.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,978,478	2,940,000
Edmentum, Inc. (f/k/a “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		5,966,443	5,931,165	4,285,875
Electric Lightwave Holdings, Inc. (f/k/a “Integra Telecom Holdings, Inc.”)	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)		5,180,526	5,159,932	5,189,592
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(6)(10)(14)(15)		10,806,404	10,857,480	10,786,196
First American Payment Systems	financial intermediaries
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(6)(10)(17)		13,982,241	13,870,396	13,982,241
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		1,983,163	1,975,704	1,969,539
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,903,392	12,593,750
Innovairre Holding Company LLC (f/k/a “RBS Holding Company”)	printing and publishing
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due August 2, 2019(4)(5)(6)(15)		11,839,379	11,578,162	11,602,591
Harbortouch Payments	financial intermediaries
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due October 11, 2024(4)(5)(6)(10)(15)		12,000,000	11,777,359	11,820,000

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25 (1.00% floor) due October 18, 2021(4)(5)(6)(10)(15)		$8,910,000	$8,760,042	$8,887,725
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(15)		10,000,000	9,676,019	9,500,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		4,694,081	4,621,686	4,647,140
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)		17,640,000	17,387,178	16,912,350
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,682,442	23,447,282	23,504,824
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR + 3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,262,559	9,214,580	9,262,559
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,643,000	5,586,051	5,466,656
Novitex Enterprise Solutions (f/k/a “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,165,400	15,098,034	14,520,871
Polycom, Inc.
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due September 27, 2023(4)(5)(14)(17)	business services	6,769,583	6,497,271	6,803,431
second lien senior secured notes, LIBOR + 10.00% (1.00% floor) due September 27, 2024(4)(5)(14)(17)		13,000,000	12,744,436	12,870,000
Premiere Global Services, Inc.	business services
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 8, 2021(4)(5)(6)(10)(15)		14,436,090	13,060,236	14,048,192
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due June 6, 2022(4)(5)(17)		5,000,000	4,804,450	4,800,000
Recorded Books, Inc. (f/k/a “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,720,058	8,684,453	8,632,857
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,824,573	5,792,824	5,795,450
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,379,907	6,256,000
SourceHov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		16,537,500	16,195,897	14,883,750
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,586,122	9,723,750
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		7,975,000	7,911,297	7,855,375

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		$12,224,081	$12,135,248	$11,888,285
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)		8,926,197	8,790,059	8,926,197
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,617,067	2,665,135
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		9,778,733	9,708,848	9,756,340
Total Senior Secured Notes			$385,551,843	$373,014,033	96.6%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$671,053	$668,162	$677,764
Total Subordinated Debt			$668,162	$677,764	0.2%
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,804,247	$2,700,000
Total Collateralized Loan Obligation – Debt Investments			$2,804,247	$2,700,000	0.7%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 121.87% due September 20, 2023(9)(11)(12)(19)		$6,000,000	$2,993,455	$3,240,000
ALM X, Ltd.	structured finance
CLO preference shares, estimated yield 24.92% due January 15, 2025(9)(11)(12)(19)		3,801,000	2,503,234	2,599,034
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 45.48% due October 30, 2023(9)(11)(12)(19)		6,000,000	3,698,795	3,600,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.03% due May 10, 2025(9)(11)(12)(19)		12,921,429	7,298,625	5,943,857
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 10.48% due January 17, 2024(9)(11)(12)(19)		15,500,000	9,799,870	8,370,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 13.02% due April 15, 2025(9)(11)(12)(19)		17,630,000	9,247,832	7,833,790
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.16% due April 17, 2026(9)(11)(12)(19)		12,750,000	8,897,649	7,355,511
Atlas Senior Loan Fund III, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.61% due August 18, 2025(9)(11)(12)(19)		8,000,000	4,295,766	4,540,000

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
Benefit Street Partners CLO II, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.25% due July 15, 2024(9)(11)(12)(19)		$23,450,000	$19,654,575	$16,855,411
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.27% due April 18, 2025(9)(11)(12)(19)		9,250,000	6,122,479	5,599,429
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -6.86% due December 20, 2023(9)(11)(12)(19)		23,000,000	11,239,113	5,750,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.80% due March 09, 2025(9)(11)(12)(19)		18,750,000	13,853,409	13,125,000
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.01% due August 14, 2024(9)(11)(12)(19)		12,750,000	7,066,122	6,757,500
GoldenTree Loan Opportunities VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 27.89% due April 25, 2025(9)(11)(12)(19)		4,670,000	2,749,405	3,269,000
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 5.87% due April 28, 2025(9)(11)(12)(19)		8,000,000	5,020,677	3,700,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 12.76% due October 18, 2026(9)(11)(12)(19)		5,000,000	3,218,541	2,400,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.54% due October 20, 2025(9)(11)(12)(19)		14,000,000	11,572,127	10,590,431
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 7.42% due January 17, 2027(9)(11)(12)(19)		8,000,000	4,890,961	4,000,000
KVK CLO 2012-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 62.66% due February 10, 2025(9)(11)(12)(19)		5,000,000	1,949,974	2,250,000
KVK CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 37.69% due January 15, 2026(9)(11)(12)(19)		14,000,000	5,725,139	6,160,000
Madison Park Funding XIX, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.62% due January 22, 2028(9)(11)(12)(19)		5,422,500	5,417,070	5,856,300
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 8.00% due October 15, 2023(9)(11)(12)(19)		16,217,000	10,050,816	6,109,956
Mountain Hawk III CLO, Ltd.	structured finance
CLO income notes, estimated yield 7.50% due April 18, 2025(9)(11)(12)(19)		17,200,000	10,236,812	6,657,469
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	288,747

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Regatta V Funding, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.73% due October 25, 2026(9)(11)(12)(19)		$3,000,000	$1,745,162	$1,830,000
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.06% due January 13, 2025(9)(11)(12)(19)		24,400,000	16,014,950	12,503,876
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.89% due January 17, 2024(9)(11)(12)(19)		10,416,666	7,191,952	5,572,916
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 31.09% due July 17, 2024(9)(11)(12)(19)		11,350,000	7,010,740	6,881,917
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.21% due April 17, 2025(9)(11)(12)(19)		10,500,000	7,454,218	6,286,825
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 31.72% due January 15, 2026(9)(11)(12)(19)		7,500,000	4,929,958	5,257,464
York CLO-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.27% due January 22, 2027(9)(11)(12)(19)		22,850,000	16,741,765	18,051,500
CLO equity side letter related investments(11)(12)(13)	structured finance		—	1,588,172
Total Collateralized Loan Obligation – Equity Investments			$228,591,191	$200,824,105	52.0%
Common Stock
Electric Lightwave Holdings, Inc. (f/k/a “Integra Telecom Holdings, Inc.”)	telecommunication services
common stock(7)(14)		775,846	$1,712,398	$4,150,776
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	864,182
Total Common Stock			$2,247,398	$5,014,958	1.3%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	$3,677,000	$7,418,926
Total Preferred Equity			$3,677,000	$7,418,926	1.9%
Other Investments
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
Earnout payments(7)(20)			$500,000	$273,290
Total Other Investments			$500,000	$273,290	0.1%
Total Investments(8)			$624,039,841	$589,923,076	152.8%
Cash and Cash Equivalents
First American Government Obligations Fund(21)			$8,261,698	$8,261,698
Total Cash and Cash Equivalents			$8,261,698	$8,261,698	2.2%
Total Investments, Cash and Cash Equivalents			$632,301,539	$598,184,774	155.0%

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2016

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,637,496 of principal amount of debt investments which contain a PIK provision at December 31, 2016.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $16,034,914; aggregate gross unrealized depreciation for federal income tax purposes is $93,938,149. Net unrealized depreciation is $77,903,235 based upon a tax cost basis of $667,826,311.
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, the Company held qualifying assets that represented 65.9% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(21)	Represents cash equivalents held in a money market account as of December 31, 2016.

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

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes (continued)
PGX Holdings	consumer services
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due September 29,2020(4)(5)(6)(10)(18)		$9,069,107	$9,029,368	$8,970,889
Petsmart, Inc.	retail
first lien senior secured notes, LIBOR + 3.25% (1.00% floor) due March 11, 2022(4)(5)(6)(10)(15)(17)(18)		1,990,000	1,980,652	1,934,778
RBS Holding Company	printing and publishing
second lien senior secured notes, PRIME + 7.00% + 2.00% default due March 23, 2016(4)(5)(6)(9)		22,759,516	15,506,624	13,519,153
Recorded Books, Inc. (f/k/a “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,977,500	8,934,353	8,932,613
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,884,764	5,845,133	4,192,894
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,375,766	3,443,200
Sesac Holdco II LLC	radio and television
first lien senior secured notes, LIBOR + 4.25% (1.00% floor) due February 08, 2019(4)(5)(6)(10)(18)		9,479,173	9,505,524	9,325,136
Serena Software Inc.	enterprise software
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due April 14, 2020(4)(5)(6)(10)(17)		18,691,246	18,389,414	17,476,315
SourceHov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		17,437,500	17,000,085	15,345,000
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,489,146	12,900,000
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		8,952,778	8,873,826	8,505,139
Teleguam Holdings LLC	telecommunication services
second lien senior secured notes, LIBOR + 7.50% (1.25% floor) due June 10, 2019(4)(5)(10)(17)		8,000,000	7,933,840	7,830,480
The TOPPS Company, Inc.	leisure goods
first lien senior secured notes, LIBOR + 6.00% (1.25% floor) due October 02, 2018(4)(5)(6)(10)(15)		9,800,000	9,735,799	9,555,000
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		12,348,816	12,241,759	11,360,911
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)		8,640,000	8,491,394	8,510,400
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,607,788	2,525,282

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

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments (continued)
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 11.15% due January 17, 2024(11)(12)(19)(20)		$10,416,666	$8,175,245	$5,416,666
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.90% due July 17, 2024(11)(12)(19)(20)		9,000,000	6,379,775	4,600,445
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.49% due April 17, 2015(11)(12)(19)(20)		10,500,000	8,167,168	4,867,807
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.63% due January 15, 2024(11)(12)(19)(20)		7,500,000	5,500,942	4,277,998
CLO equity side letter related investments(11)(12)(13)	structured finance
			—	3,037,228
Total Collateralized Loan Obligation – Equity Investments			$280,383,675	$178,960,609	49.6%
Common Stock
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
common stock(7)		100	$3,000,000	$—
Integra Telecom Holdings, Inc.	telecommunication services
common stock(7)(14)		775,846	1,712,397	5,101,822
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	—
Total Common Stock			$5,247,397	$5,101,822	1.4%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	$3,677,000	$3,731,000
Total Preferred Equity			$3,677,000	$3,731,000	1.0%
Total Investments(8)			$791,437,956	$656,715,551	181.9%
Cash and Cash Equivalents
US Bank Money Market Account-3N-CT(21)			$11,542,236	$11,542,236
Other cash accounts			11,639,441	11,639,441
Total Cash and Cash Equivalents			$23,181,677	$23,181,677	6.5%
Total Investments, Cash and Cash Equivalents			$814,619,633	$679,897,228	188.4%

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
DECEMBER 31, 2015

(1)	Other than Algorithmic Implementation, Inc. (d/b/a Ai Squared), which we are deemed to “control” and Unitek Global Services, Inc., of which we are deemed to be an “affiliate.” We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,629,179 of principal amount of debt investments which contain a PIK provision at December 31, 2015.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $7,519,993; aggregate gross unrealized depreciation for federal income tax purposes is $180,924,345. Net unrealized depreciation is $173,404,352 based upon a tax cost basis of $830,119,903.
(9)	This investment is on non-accrual.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1 year LIBOR
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(21)	Represents cash equivalents held in a money market account as of December 31, 2015.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$33,649,267	$48,556,075	$50,855,738
Income from securitization vehicles and investments	32,503,279	34,901,766	59,516,739
Commitment, amendment fee income and other income	2,228,877	2,332,680	5,451,167
Total investment income from non-affiliated/non-control investments	68,381,423	85,790,521	115,823,644
From affiliated investments:
Interest income – debt investments	331,404	300,544	116,738
Total investment income from affiliated investments	331,404	300,544	116,738
From control investments:
Interest income – debt investments	567,219	1,371,874	1,384,358
Total investment income from control investments	567,219	1,371,874	1,384,358
Total investment income	69,280,046	87,462,939	117,324,740
EXPENSES
Compensation expense	837,343	1,158,622	1,860,683
Investment advisory fees	11,292,395	19,770,170	21,150,190
Professional fees	6,393,812	5,690,799	2,149,699
Interest expense	19,962,078	20,936,057	22,907,942
Insurance	159,573	68,679	68,638
Director’s Fees	642,000	514,501	316,500
Transfer agent and custodian fees	316,577	332,796	284,212
General and administrative	2,861,803	1,340,326	1,398,064
Total expenses before incentive fees	42,465,581	49,811,950	50,135,928
Net investment income incentive fees	2,795,399	(929,933)	5,603,821
Capital gains incentive fees	—	—	(3,872,853)
Total incentive fees	2,795,399	(929,933)	1,730,968
Total expenses	45,260,980	48,882,017	51,866,896
Net investment income	24,019,066	38,580,922	65,457,844
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	90,159,779	(101,525,472)	(49,550,856)
Affiliated investments	4,695,861	7,057,989	1,227,261
Control investments	5,750,000	(3,910,000)	(990,000)
Total net change in unrealized appreciation/depreciation on investments	100,605,640	(98,377,483)	(49,313,595)

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS – (continued)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net realized (losses) gains on investments
Non-Affiliated/non-control investments	$(11,262,943)	$425,240	$(14,788,183)
Affiliated investments	—	(6,762,328)	(4,704,466)
Control investments	(3,000,000)	—	—
Total net realized (losses) on investments	(14,262,943)	(6,337,088)	(19,492,649)
Net increase/(decrease) in net assets resulting from operations	$110,361,763	$(66,133,649)	$(3,348,400)
Net increase in net assets resulting from net investment income per common share:
Basic	$0.46	$0.65	$1.11
Diluted	$0.46	$0.65	$1.06
Net increase/(decrease) in net assets resulting from operations per common share:
Basic	$2.13	$(1.11)	$(0.06)
Diluted	$1.92	$(1.11)	$(0.06)
Weighted average shares of common stock outstanding:
Basic	51,858,313	59,752,896	58,822,732
Diluted	61,773,392	69,786,048	68,855,884
Distributions per share	$1.16	$1.14	$1.16

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Increase/(decrease) in net assets from operations:
Net investment income	$24,019,066	$38,580,922	$65,457,844
Net realized losses on investments	(14,262,943)	(6,337,088)	(19,492,649)
Net change in unrealized appreciation/depreciation on investments	100,605,640	(98,377,483)	(49,313,595)
Net increase/(decrease) in net assets resulting from operations	110,361,763	(66,133,649)	(3,348,400)
Distributions to shareholders
Distributions from net investment income	(54,740,084)	(67,646,991)	(60,189,322)
Tax return of capital ditributions	(4,976,030)	—	(9,697,552)
Total distributions to shareholders	(59,716,114)	(67,646,991)	(69,886,874)
Capital share transactions:
Issuance of common stock (net of offering costs of $0, $0 and $2,033,950, respectively)	—	—	66,411,050
Repurchase of common stock	(25,587,862)	(26,097,710)	(1,172,574)
Reinvestment of distributions	—	—	2,567,433
Net (decrease) increase in net assets from capital share transactions	(25,587,862)	(26,097,710)	67,805,909
Total increase/(decrease) in net assets	25,057,787	(159,878,350)	(5,429,365)
Net assets at beginning of period	360,934,711	520,813,061	526,242,426
Net assets at end of period (including over distributed net investment income of $43,623,117 and $30,180,979 and $7,586,816, respectively)	$385,992,498	$360,934,711	$520,813,061
Capital share activity:
Shares sold	—	—	6,750,000
Shares repurchased	(4,917,026)	(3,907,344)	(154,600)
Shares issued in connection with distribution
reinvestment plan	—	—	307,624
Net (decrease) increase in capital share activity	(4,917,026)	(3,907,344)	6,903,024

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$110,361,763	$(66,133,649)	$(3,348,400)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(1,158,404)	(3,865,663)	(2,748,786)
Accretion of discount on notes payable and deferred debt issuance costs	3,397,516	2,343,523	3,907,108
Increase in investments due to PIK	(216,674)	(572,408)	(1,245,247)
Payment of original discount on TICC CLO 2012-1 LLC	(1,373,149)	—	—
Purchases of investments	(159,955,516)	(238,846,186)	(548,236,541)
Repayments of principal and reductions to investment cost value	103,529,757	216,782,637	307,774,653
Proceeds from the sale of investments	184,608,355	188,402,747	127,437,411
Net realized losses on investments	14,262,943	6,337,088	19,492,649
Reductions to CLO equity cost value	34,165,951	41,636,795	—
Net change in unrealized appreciation/depreciation on investments	(100,605,640)	98,377,483	49,313,595
Decrease (increase) in interest and distributions receivable	2,586,325	(826,708)	(308,317)
Increase in other assets	(808,974)	(30,799)	(202,123)
Decrease in accrued interest payable	(408,755)	(456,698)	(329)
Decrease in investment advisory fee and net investment income incentive fee payable	(522,520)	(1,987,585)	(960,994)
Decrease in accrued capital gains incentive fee	—	—	(3,872,853)
(Decrease) increase in accrued expenses	(2,189,544)	2,649,460	(8,769)
Net cash provided by (used in) operating activities	185,673,434	243,810,037	(53,006,943)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	14,513,596	2,611,018	11,851,998
Net cash provided by investing activities	14,513,596	2,611,018	11,851,998

(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS – (continued)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the credit facility	$—	$—	$150,000,000
Deferred debt issuance costs	—	—	(1,020,069)
Proceeds from the issuance of common stock	—	—	68,445,000
Offering expenses from the issuance of common stock	—	—	(2,033,950)
Extinguishment of notes payable – TICC CLO LLC	—	—	(100,171,772)
Extinguishment of the credit facility	—	(150,000,000)	—
Distributions paid (net of stock issued under distribution reinvestment plan of $0, $0 and $2,567,433, respectively)	(59,716,114)	(67,646,991)	(67,319,441)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	(109,345,033)	—	—
Repayment of original proceeds of notes payable – 2017 Convertible Notes	(20,458,000)	—	—
Repurchase of common stock	(25,587,862)	(26,097,710)	(1,172,574)
Net cash (used in) provided by financing activities	(215,107,009)	(243,744,701)	46,727,194
Net (decrease) increase in cash and cash equivalents	(14,919,979)	2,676,354	5,572,249
Cash and cash equivalents, beginning of period	23,181,677	20,505,323	14,933,074
Cash and cash equivalents, end of period	$8,261,698	$23,181,677	$20,505,323
NON-CASH FINANCING ACTIVITIES
Value of shares issued in connection with distribution reinvestment plan	$—	$—	$2,567,433
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$16,257,290	$19,049,232	$17,922,935
NON-CASH ACTIVITIES
Securities sold not settled	$7,406	$7,845,706	$—
Securities purchased not settled	$—	$—	$11,343,179
Non-cash investment restructuring	$11,613,301	$7,323,770	$4,152,542

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

TICC’s investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Under the investment advisory agreement, TICC has agreed to pay TICC Management an annual base management fee based on its gross assets as well as an incentive fee based on its performance.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Holdings, TICC CLO, TICC CLO 2012-1 and TICC Funding, for the periods during which they were held. All inter-company accounts and transaction have been eliminated in consolidation.

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

Certain prior period balances have been reclassified to conform with current period presentation. Additionally, for the year ended December 31, 2016, the Company had adopted ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which did result in the reclassification of debt issuance costs. Refer to Note 15 of the consolidated financial statements: “Recent Accounting Pronouncements.”

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946, Financial Services — Investment Companies.

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
DECEMBER 31, 2016

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and sends deferral granted to investment companies from applying VIE guidance. ASU 2015-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated results of operation and financial condition.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company’s Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

As of December 31, 2016, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. As of December 31, 2015, restricted cash represents the cash held by the trustee of both the 2012 Securitization Issuer and TICC Funding. These amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and is not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of December 31, 2016.

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

Collateralized Loan Obligations — Debt and Equity

TICC has acquired a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by TICC’s Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of TICC’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by TICC Management. TICC Management also retains the authority to seek, on TICC’s behalf, additional third party valuations with respect to TICC’s bilateral portfolio securities, TICC’s syndicated loan investments, and CLO investment vehicles. TICC’s Board of Directors retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2016, the Company had no investments that were on non-accrual status. As of December 31, 2015, the Company’s investment in Innovairre Holding Company’s (f/k/a “RBS Holding Company”) second lien senior secured notes was on non-accrual status; as of December 31, 2014, the Company’s investment in Unitek Global Services, Inc.’s senior secured notes was on non-accrual status.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Other income also includes prepayment, amendment, and other fees earned by the Company’s loan investments.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and 2015-15 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition, however, at December 31, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of approximately $1.7 million and approximately $3.8 million,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have been adjusted to reflect the retrospective application, as required by ASU 2015-03.

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

OTHER ASSETS

Other assets consist of funds held in escrow, prepaid expenses associated primarily with insurance costs and deferred equity offering costs. At December 31, 2016, funds held in escrow totaled approximately $740,000, related to the sale of the Company’s investment in Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released during the fourth quarter of 2017, net of settlement of any indemnity claims and expenses related to the transaction.

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, TICC is required to distribute at least 90% of its investment company taxable income annually, meet diversification requirements quarterly and file Form 1120-RIC, as defined by the Code.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2016 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at December 31, 2016 and December 31, 2015, was approximately $667,826,311 and $830,119,903, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$4.7	$368.3	$373.0
Subordinated Debt	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	200.8	200.8
Equity and Other Investments	—	—	12.7	12.7
Total Investments at fair value	—	4.7	585.2	589.9
Cash and cash equivalents	8.3	—	—	8.3
Total assets at fair value	$8.3	$4.7	$585.2	$598.2

The Company’s assets measured at fair value on a recurring basis at December 31, 2015 were as follows:

	Fair Value Measurements at Reporting Date Using			Total
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$21.7	$444.5	$466.2
Subordinated Debt	—	—	0.6	0.6
CLO Debt	—	—	2.1	2.1
CLO Equity	—	—	179.0	179.0
Equity and Other Investments	—	—	8.8	8.8
Total Investments at fair value	—	21.7	635.0	656.7
Cash and cash equivalents	23.2	—	—	23.2
Total assets at fair value	$23.2	$21.7	$635.0	$679.9

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2016 and 2015, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments
syndicated	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%
	11.8	Yield Analysis	NBIB(1)	97.3%/ncm(4)
			Discount Margin	6.4%/ncm(4)
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%
	14.3	Market quotes/ Enterprise value(7)	NBIB(1)	98.0% – 101.0%/98.5%
			EBITDA multiples(2)	4.5x – 6.25x/ncm(4)
subordinated	0.7	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	4.5x – 5.0x/ncm(4)
CLO debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)
CLO equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%
Equity Shares	12.4	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$35.2-$170.7/ncm(4)
			Market multiples(2)	4.5x-9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$585.2

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE  – (continued)

the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2015	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$336.3	Market quotes	NBIB(1)	53.8% – 99.5%/92.3%
	23.9	Yield analysis	NBIB(1)	97.9% – 99.1%/98.4%
			Discount Margin	4.70% – 8.5%/ncm(4)
	34.3	Recent transactions	Actual trade/payoff(6)	94.8% – 96.8%/95.7%
	39.6	Market quotes/	NBIB(1)	59.4% – 98.4%/79.5%
		Enterprise value	EBITDA multiples(2)	3.80x – 5.25x/ncm(4)
bilateral	11.0	Enterprise value(7)	EBITDA(2)	$1.6/ncm(4)
			Market multiples(2)	$5.0x – $6.0x/ncm(4)
			Discount rates(3)	N/A
CLO debt	2.1	Market quotes	NBIB(1)	71.5%
CLO equity	175.5	Market quotes	NBIB(1)	25.0% – 72.7%/48.2%
	3.5	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 15.5%/14.4%
Equity Shares	8.8	Enterprise value(7)/	EBITDA(2)	$1.6 – $187.6/ncm(4)
		Discounted cash flow(5)	Market multiples(2)	4.3x – 9.4x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Total Fair Value for Level 3 Investments	$635.0

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE  – (continued)

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
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE  – (continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$64,788	$65,282	$—	$—	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,633	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,375	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,290	21,210	—	—	21,210
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(1,232)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	125,854	129,575	—	—	129,525
2017 Convertible Notes(2)(4)	94,117	96,906			96,906
Total	$219,971	$226,481	$—	$—	$226,481

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $425 at December 31, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.
(4)	Includes rounding adjustments to reconcile period balances.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE  – (continued)

(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $1,138 at December 31, 2015.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

A reconciliation of the fair value of investments for the year ended December 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized (losses) gains included in earnings	(3.7)	—	1.7	(9.2)	(3.0)	(14.2)
Unrealized appreciation included in earnings(1)	19.0	—	0.5	73.6	6.4	99.5
Accretion of discount	0.8	—	0.3	—	—	1.1
Purchases	95.7	—	6.7	68.6	0.5	171.5
Repayments and Sales(1)	(188.2)	—	(8.6)	(77.0)	—	(273.8)
Reductions to CLO Equity Cost Value(2)	—	—	—	(34.2)	—	(34.2)
Payment in Kind income	0.2	0.1	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.9	$—	$0.5	$50.7	$3.5	$64.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2015, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Senior Unsecured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity	Total
Balance at December 31, 2014	$657.7	$6.4	$—	$11.3	$259.8	$9.7	$944.9
Realized gains (losses) included in earnings	(5.4)	2.6	—	(0.1)	(4.3)	0.8	(6.4)
Unrealized (depreciation) appreciation included in earnings(1)	(23.5)	(2.6)	(0.1)	(0.1)	(71.8)	0.3	(97.8)
Accretion of discount	3.7	—	—	0.2	—	—	3.9
Purchases	158.9	—	0.5	—	61.2	4.2	224.8
Repayments and Sales	(347.1)	(6.6)	0.0	(9.2)	(24.3)	(6.2)	(393.4)
Reductions to CLO Equity Cost Value(2)	—	—	—	—	(41.6)	—	(41.6)
Payment in Kind income	0.2	0.2	0.2	—	—	—	0.6
Transfers in and/or (out) of level 3	—	—	—	—	—	—	—
Balance at December 31, 2015	$444.5	$—	$0.6	$2.1	$179.0	$8.8	$635.0
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$(30.3)	$—	$—	$(0.4)	$(77.0)	$(0.8)	$(108.5)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2016 and 2015:

	2016		2015
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$373.0	63.2%	$466.2	71.0%
Subordinated Debt	0.7	0.1%	0.6	0.1%
CLO Debt	2.7	0.5%	2.1	0.3%
CLO Equity	200.8	34.0%	179.0	27.3%
Equity and Other Investments	12.7	2.2%	8.8	1.3%
Total	$589.9	100.0%	$656.7	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2016 and December 31, 2015, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2016	December 31, 2015
Cash	$—	$11,639,441
Cash Equivalents	8,261,698	11,542,236
Total Cash and Cash Equivalents	$8,261,698	$23,181,677
Restricted Cash	$3,451,636	$17,965,232

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$24,019,066	$38,580,922	$65,457,844
Weighted average common shares outstanding – basic	51,858,313	59,752,896	58,822,732
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.46	$0.65	$1.11
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$24,019,066	$38,580,922	$65,457,844
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees(2)	—	—	7,428,284
Net investment income, as adjusted(1)(2)	$24,019,066	$38,580,922	$72,886,128
Weighted average common shares outstanding – basic	51,858,313	59,752,896	58,822,732
Share adjustments for dilutive effect of convertible notes(2)	—	—	10,033,152
Weighted average common shares outstanding – diluted(2)	51,858,313	59,752,896	68,855,884
Net increase in net assets resulting from net investment income per common share – diluted(1)(2)	$0.46	$0.65	$1.06

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 6. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net increase in net assets resulting from operations per common share – basic:
Net increase (decrease) in net assets resulting from operations	$110,361,763	$(66,133,649)	$(3,348,400)
Weighted average common shares outstanding – basic	51,858,313	59,752,896	58,822,732
Net increase (decrease) in net assets resulting from operations per common share – basic	$2.13	$(1.11)	$(0.06)
Net increase (decrease) in net assets resulting from operations per common share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$110,361,763	$(66,133,649)	$(3,348,400)
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees(2)	7,972,427	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted(2)	$118,334,190	$(66,133,649)	$(3,348,400)
Weighted average common shares outstanding – basic	51,858,313	59,752,896	58,822,732
Share adjustments for dilutive effect of convertible notes(2)	9,915,079	—	—
Weighted average common shares outstanding – diluted(2)	61,773,392	59,752,896	58,822,732
Net increase (decrease) in net assets resulting from operations per common share – diluted(2)	$1.92	$(1.11)	$(0.06)

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting for income from CLO equity investments — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Income.” Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to maturity utilizing assumed cash flows. An out-of-period adjustment to net investment income incentive fees, in the amount of $2.4 million, or $0.04 per share, is reflected in the year ended December 31, 2015. Prior period amounts are not materially affected.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 6. EARNINGS PER SHARE  – (continued)

(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, the adjustments for interest on convertible notes, base management fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for dilutive effect of convertible notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$7,972,427	$7,412,846	$—
Share adjustments for dilutive effect of convertible notes	9,915,079	10,033,152	—
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$—	$7,412,846	$7,428,284
Share adjustments for dilutive effect of convertible notes	—	10,033,152	10,033,152

NOTE 7. RELATED PARTY TRANSACTIONS

TICC pays TICC Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) and an incentive fee. The cost of both the Base Fee payable to TICC Management and any incentive fees earned by TICC Management are ultimately borne by TICC’s common stockholders.

Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is currently calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter (however, no Base Fee will be payable on the cash proceeds received by the Company in connection with any share of debt issuances until such proceeds have been invested in accordance with its investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The incentive fee has two parts: the net investment income incentive fee and the capital gains incentive fee. The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus TICC’s operating expenses accrued the calendar quarter (including the Base Fee, expenses payable under a separate agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. TICC Management will not be under any obligation to reimburse TICC for any part of the incentive fee it received that was based on accrued income that it never received as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarter ended March 31, 2016 was 6.76%.

Effective April 1, 2016, a “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter. The net investment income incentive fee is then calculated as follows: (a) no net investment income incentive fee is payable to TICC Management in any calendar quarter in which the “Pre-Incentive Fee Net Investment Income” does not exceed the “Preferred Return Amount”; (b) 100% of the “Pre-Incentive Fee Net Investment Income” for such quarter, if any, that exceeds the “Preferred Return Amount” but is less than or equal to a “Catch-Up Amount” determined on a quarterly basis by multiplying 2.1875% by TICC’s net asset value at the end of such calendar quarter; and (c) for any quarter in which the “Pre-Incentive Fee Net Investment Income” exceeds the “Catch-Up Amount,” the net investment income incentive fee will be 20% of the amount of the “Pre-Incentive Fee Net Investment Income” for such quarter. There is no accumulation of amounts from quarter to quarter for the “Preferred Return Amount,” and accordingly there is no claw back of amounts previously paid to TICC Management if the “Pre-Incentive Fee Net Investment Income” for subsequent quarters is below the quarterly “Preferred Return Amount,” and there is no delay of payment of incentive fees to TICC Management if the “Pre-Incentive Fee Net Investment Income” for prior quarters is below the quarterly “Preferred Return Amount” for the quarter for which the calculation is being made.

In addition, effective April 1, 2016, the calculation of the Company’s net investment income incentive fee is subject to a total return requirement, which provides that a net investment income incentive fee will not be payable to TICC Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative net investment income incentive fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

The following table represents the Base Fee for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Base Fee	$11,292,395	$19,770,170	$21,150,190

The Base Fee fee payable to TICC Management as of December 31, 2016 and 2015 was $2,544,576 and $4,195,901, respectively.

For each year commencing on or after January 1, 2005 through March 31, 2016, the annual hurdle rate has been determined as of the immediately preceding December 31st by adding 5.0% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.0%. The annual hurdle rates for the 2016, 2015 and 2014 calendar years was 6.65%, 6.75% and 5.72% respectively. The annual hurdle rate used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarter ended March 31, 2016 was 6.76%.

The following table represents the net investment income incentive fees for each of the years ended December 31, 2016, 2015 and 2014, respectively:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net investment income incentive fee	$2,795,399	$(929,933)	$5,603,821

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

The net investment income incentive fee payable to TICC Management as of December 31, 2016 and 2015, was approximately $1,128,805 and $0, respectively.

Capital Gains Incentive Fees

The capital gains of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consists of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

The following table represents the capital gains incentive fee based on hypothetical liquidation for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Capital gains incentive fee	$—	$—	$(3,872,853)

There were no accrued capital gains incentive fees payable to TICC Management as of December 31, 2016 and December 31, 2015.

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

For the years ended December 31, 2016, 2015 and 2014, TICC incurred approximately $0.8 million, $1.2 million and $1.9 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administrative Agreement with BDC Partners. In addition, TICC incurred approximately $111,000, $110,000 and $78,000 for facility costs allocated under the Administrative Agreement for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and December 31, 2015, amounts payable under the Administration Agreement were $0 and $0, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 8. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2016, 2015 and 2014, respectively:

	December 31, 2016	December 31, 2015	December 31, 2014
Interest Income
Stated interest income	$33,154,526	$45,728,704	$48,122,458
Original issue discount and market discount income	1,158,401	3,865,679	2,748,786
Payment-in-kind income	214,389	572,408	1,245,247
Discount income derived from unscheduled remittances at par	20,574	61,702	240,343
Total interest income	$34,547,890	$50,228,493	$52,356,834
Income from securitization vehicles and investments(1)	$32,503,279	$34,901,766	$59,516,739
Commitment, amendment and other fee income
Fee letters	$1,352,396	$1,353,373	$1,263,200
Success fees on CLO warehouses	—	—	1,031,360
Loan prepayment and bond call fees	358,381	360,000	2,464,176
All other fees	518,100	619,307	692,431
Total commitment, amendment and other fee income	$2,228,877	$2,332,680	$5,451,167
Total investment income	$69,280,046	$87,462,939	$117,324,740

(1)	During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income.”

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2016, 2015 and 2014, the Company received no fee income for managerial assistance.

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2016, the Company had commitments to purchase additional debt investments totaling a par amount of $5.0 million.

The Company is not currently subject to any material legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its consolidated results of operations and financial condition.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2016, the Company’s asset coverage for borrowed amounts was approximately 271%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2016 and December 31, 2015. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2016				December 31, 2015
(dollars in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$65,282	$64,788	(1)	$65,282	$176,000	$174,469	(1)	$174,680
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,633	(1)	20,025	20,000	19,578	(1)	19,700
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,375	(1)	23,058	23,000	22,284	(1)	22,770
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,290	(1)	21,210	21,000	20,188	(1)	20,737
TICC CLO 2012-1 LLC deferred issuance costs	—	(1,232)		—	—	(2,632)		—
Sub-total TICC CLO 2012-1, LLC Notes	129,282	125,854		129,575	240,000	233,887		237,887
2017 Convertible Notes	94,542	94,117		96,906	115,000	113,862		115,863
Total	$223,824	$219,971		$226,481	$355,000	$347,749		$353,750

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount as of December 31, 2016 for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively. As of December 31, 2015, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $1,531, $422, $716 and $812, respectively.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2016 were 5.56% and 4.2 years, respectively, and as of December 31, 2015 were 4.41% and 5.8 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

The table below summarizes the components of interest expense for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,819.8	$176.8	$—	$1,944.2	$5,940.8
TICC CLO 2012-1 LLC Class B-1 Notes	852.5	54.4	—	—	906.9
TICC CLO 2012-1 LLC Class C-1 Notes	1,273.4	91.0	—	—	1,364.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,376.8	102.3	—	—	1,479.1
TICC CLO 2012-1 amortization of deferred debt(1)	—	—	316.1	—	316.1
2017 Convertible Notes	8,526.1	—	613.7	815.0	9,954.8
Total	$15,848.6	$424.5	$929.8	$2,759.2	$19,962.1

	Year Ended December 31, 2015(2)
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,634.6	$198.5	$—	$—	$3,833.1
TICC CLO 2012-1 LLC Class B-1 Notes	766.9	53.9	—	—	820.8
TICC CLO 2012-1 LLC Class C-1 Notes	1,172.6	90.0	—	—	1,262.6
TICC CLO 2012-1 LLC Class D-1 Notes	1,283.0	100.8	—	—	1,383.8
TICC CLO 2012-1 amortization of deferred debt(1)	—	—	344.0	—	344.0
2017 Convertible Notes	8,625.0	—	619.0	—	9,244.0
TICC Funding LLC	2,536.9	—	464.0	1,046.9	4,047.8
Total	$18,019.0	$443.2	$1,427.0	$1,046.9	$20,936.1

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

	Year Ended December 31, 2014(2)
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO LLC Class A Notes	$2,089.0	$130.6	$248.6	$3,119.6	$5,587.8
TICC CLO 2012-1 LLC Class A-1 Notes	3,538.9	198.1	—	—	3,737.0
TICC CLO 2012-1 LLC Class B-1 Notes	757.0	53.7	—	—	810.7
TICC CLO 2012-1 LLC Class C-1 Notes	1,162.0	89.2	—	—	1,251.2
TICC CLO 2012-1 LLC Class D-1 Notes	1,273.9	99.7	—	—	1,373.6
TICC CLO 2012-1 amortization of deferred debt	—	—	343.8	—	343.8
2017 Convertible Notes	8,625.0	—	619.0	—	9,244.0
TICC Funding LLC	476.8	—	83.0	—	559.8
Total	$17,922.6	$571.3	$1,294.4	$3,119.6	$22,907.9

(1)	Amortization of deferred debt issuance costs for this instrument includes rounding adjustments.
(2)	Presentation of prior period tables has been updated to conform to current year presentation.

The aggregate accrued interest which remained payable at December 31, 2016 and 2015, was approximately $1.7 million and $2.1 million, respectively.

Debt Securitization

Notes Payable-TICC CLO LLC

On August 10, 2011, TICC completed a $225.0 million debt securitization financing transaction. The Class A Notes and the subordinated notes offered in the debt securitization were issued by TICC CLO, a subsidiary of Holdings, which was in turn a direct subsidiary of TICC. The Class A Notes were secured by the assets held by the 2011 Securitization Issuer. The securitization was executed through a private placement of $101.3 million of secured notes rated AAA/Aaa by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), respectively, and bearing interest at the three-month LIBOR plus 2.25%. As of October 26, 2014, Holdings retained all of the subordinated notes, which totaled $123.75 million (the “2011 Subordinated Notes”), and retained all the membership interests in the 2011 Securitization Issuer. The notes were sold at a discount to par, and the amount of the discount was amortized over the term of the notes.

On October 27, 2014, in conjunction with the revolving debt credit facility established under TICC Funding LLC, the Company redeemed all of the $101.25 million class A secured notes issued by TICC CLO (see discussion on “Credit Facility,” below). On April 27, 2015, TICC Capital Corp., as collateral manager, on behalf of TICC CLO, executed the full satisfaction and discharge of the underlying indenture of the issuer, TICC CLO. As a result of the redemption of the Class A secured notes, the Company recognized as interest expense a net extinguishment loss of approximately $3.1 million, consisting of approximately $2.0 million in previously unamortized deferred issuance costs and approximately $1.1 million in previously unamortized note discount expenses.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest for the years ended December 31, 2016, 2015 and 2014, respectively:

TICC CLO LLC	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Stated interest expense	$—	$—	$2,089,028
Amortization of deferred issuance costs	—	—	248,643
Note discount expense	—	—	130,546
Loss on extinguishment	—	—	3,119,595
Total interest expense	$—	$—	$5,587,812
Effective annualized average interest rate	—%	—%	6.72%
Cash paid for interest	$—	$—	$2,564,925

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120.0 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120.0 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by us, under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016 and November 25, 2016, the Securitization Issuer repaid $36.0 million and approximately $74.7 of the class A-1 notes, respectively. As of December 31, 2016 the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $129.3 million and were issued in four classes. The class A-1 notes have a current face amount of $65.3 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month LIBOR plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AAA (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated AA+ (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated A+ (sf)/A3 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80.0 million as of December 31, 2016.

In connection with the repayment of approximately $110.7 million of the TICC CLO 2012-1 Class A notes, the Company recognized as interest expense a net extinguishment loss of approximately $1.9 million, consisting of approximately $0.8 million in previously unamortized note discount expense and approximately $1.1 million in previously unamortized deferred debt issuance costs.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

to TICC CLO 2012-1, and to purchase or otherwise acquire the 2012 Subordinated Notes. The Classes A, B, C, D and 2012 Subordinated Notes of the 2012 Securitization Issuer are the secured obligations of TICC CLO 2012-1, and an indenture governing the notes of the 2012 Securitization Issuer includes customary covenants and events of default.

As of December 31, 2016, there were 26 investments in portfolio companies with a total fair value of approximately $204.2 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at December 31, 2016 was approximately $0.5 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of December 31, 2016, TICC had a deferred debt issuance balance of approximately $1.2 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the years ended December 31, 2016, 2015 and 2014, respectively:

TICC CLO 2012-1 LLC	Year-Ended December 31, 2016	Year-Ended December 31, 2015	Year-Ended December 31, 2014
Stated interest expense	$7,322,463	$6,857,190	$6,731,838
Amortization of deferred issuance costs	316,121	343,822	343,822
Note discount expense	424,480	443,244	440,659
Loss on extinguishment	1,944,174	—	—
Total interest expense	$10,007,238	$7,644,256	$7,516,319
Effective annualized average interest rate	5.03%	3.19%	3.13%
Cash paid for interest	$7,475,496	$6,837,147	$6,733,010

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through August 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%. Effective August 26, 2016 and through November 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.825%. Effective November 25, 2016 and through December 31, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.930%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2016 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2016
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.68011%	175	$4,017,202	$3,819,820
Class B-1 Notes	4.43011%	350	839,259	852,458
Class C-1 Notes	5.68011%	475	1,257,439	1,273,417
Class D-1 Notes	6.68011%	575	1,361,596	1,376,768
Total			$7,475,496	$7,322,463

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2015 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2015
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.14320%	175	$3,616,093	$3,634,620
Class B-1 Notes	3.89320%	350	765,781	766,914
Class C-1 Notes	5.14320%	475	1,172,141	1,172,646
Class D-1 Notes	6.14320%	575	1,283,132	1,283,010
Total			$6,837,147	$6,857,190

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2014 is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Year Ended December 31, 2014
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	1.98285%	175	$3,539,726	$3,538,866
Class B-1 Notes	3.73285%	350	757,103	757,005
Class C-1 Notes	4.98285%	475	1,162,161	1,162,049
Class D-1 Notes	5.98285%	575	1,274,020	1,273,918
Total			$6,733,010	$6,731,838

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of December 31, 2016 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$65,281,817	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aaa”	“Aa2”	“A3”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. At December 31, 2016, $94.5 million aggregate principal amount of the convertible notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at December 31, 2016 was approximately $1.2 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of December 31, 2016, the Company had a deferred debt issuance balance of approximately $0.4 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized as interest expense a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 in from repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the years ended December 31, 2016, 2015 and 2014, respectively:

2017 Convertible Notes	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Stated interest expense	$8,526,069	$8,625,000	$8,625,000
Amortization of deferred issuance costs	613,718	619,024	619,025
Loss on extinguishment	815,053	—	—
Total interest expense	$9,954,840	$9,244,024	$9,244,025
Effective annualized average interest rate	8.85%	8.04%	8.04%
Cash paid for interest	$8,781,794	$8,625,000	$8,625,000

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

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

As of December 31, 2016, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 10. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the years ended December 31, 2016, 2015, and 2014, respectively:

Credit Facility	Year-Ended December 31, 2016	Year-Ended December 31, 2015	Year-Ended December 31, 2014
Stated interest expense	$—	$2,536,946	$476,740
Amortization of deferred issuance costs	—	463,922	83,046
Other extinguishment costs	—	1,046,910	—
Total interest expense	$—	$4,047,778	$559,786
Effective annualized average interest rate	—	2.71%	2.04%
Cash paid for interest	$—	$3,587,085	$—

TICC CLO 2012-1, is a consolidated subsidiary of TICC. The Company consolidated the results of its wholly-owned subsidiary in its consolidated financial statements as the subsidiary is operated solely for investment activities of the Company, and the Company has substantial equity at risk. The creditors of TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO 2012-1 and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 11. FINANCIAL HIGHLIGHTS

Financial highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Per Share Data
Net asset value at beginning of period	$6.40	$8.64	$9.85	$9.90	$9.30
Net investment income(1)(3)	0.46	0.65	1.11	1.09	0.98
Net realized and unrealized capital (losses) gains(2)(3)	1.68	(1.84)	(1.14)	0.06	0.82
Net change in net asset value from operations	2.14	(1.19)	(0.03)	1.15	1.80
Distributions per share from net investment income	(1.06)	(1.14)	(1.00)	(1.16)	(1.12)
Distributions based on weighted average share impact	0.01	0.01	(0.03)	(0.04)	(0.04)
Tax return of capital distributions	(0.10)	—	(0.16)	—	—
Total distributions(4)	(1.15)	(1.13)	(1.19)	(1.20)	(1.16)
Effect of shares issued, net of offering expenses	—	—	—	—	(0.04)
Effect of shares repurchased, gross	0.11	0.08	0.01	—	—
Net asset value at end of period	$7.50	$6.40	$8.64	$9.85	$9.90
Per share market value at beginning of period	$6.08	$7.53	$10.34	$10.12	$8.65
Per share market value at end of period	$6.61	$6.08	$7.53	$10.34	$10.12
Total return(5)	33.29%	(4.35)%	(17.22)%	14.68%	30.49%
Shares outstanding at end of period	51,479,409	56,396,435	60,303,769	53,400,745	41,371,286
Ratios/Supplemental Data(6)
Net assets at end of period (000’s)	385,992	360,935	520,813	526,242	409,603
Average net assets (000’s)	343,328	487,894	560,169	506,093	363,584
Ratio of expenses to average net assets	13.18%	10.02%	9.26%	9.74%	9.35%
Ratio of net investment income to average net assets	7.00%	7.91%	11.69%	11.02%	10.23%
Portfolio turnover rate	25.73%	24.96%	45.91%	38.22%	55.42%

(1)	Represents per share net investment income for the period, based upon weighted average shares outstanding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
(4)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(5)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value per share, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts.
(6)	The following table provides supplemental performance ratios measured for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Ratio of expenses to average net assets:
Expenses before incentive fees	12.37%	10.21%	8.95%	8.68%	6.33%
Net investment income incentive fees	0.81%	(0.19)%	1.00%	1.30%	1.50%
Capital gains incentive fees	—%	—%	(0.69)%	(0.24)%	1.52%
Ratio of expenses, excluding interest expense, to average net assets	7.37%	5.73%	5.17%	6.00%	7.35%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 12. DISTRIBUTIONS

The following table represents the cash distributions, including dividends, dividends distributions reinvested and returns of capital, if any, declared per share since January 1, 2015:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 27, 2017	September 15, 2017	September 29, 2017	$0.20
February 27, 2017	June 16, 2017	June 30, 2017	0.20
February 27, 2017	March 16, 2017	March 31, 2017	0.20
			$0.60
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29
July 28, 2016	September 16, 2016	September 30, 2016	0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 18, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$1.16	(1)
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14	(2)

(1)	Includes an estimated return of capital of approximately $0.10 per share for tax purposes.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.

The tax character of distributions declared and paid in 2016 represented, on an estimated basis, $54,740,084 from ordinary income, and $4,976,030 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2016, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $17,278,880, an increase of accumulated net realized losses on investments of $12,569,225, and a decrease of capital in excess of par value of $4,709,655.

The tax character of distributions declared and paid in 2015 represented $62,937,336 from ordinary income and $4,709,655 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2015, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $2,136,491, a decrease of accumulated net realized losses on investments of $776,671, and a decrease of capital in excess of par value of $2,913,162.

We have adopted an “opt out” distribution reinvestment plan for our common shareholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 12. DISTRIBUTIONS  – (continued)

so as to receive cash distributions. During the years ended December 31, 2016 and 2015, the Company did not issue any shares of common stock to shareholders in connection with the distribution reinvestment plan.

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

The Company has available $94,026,560 of capital losses which can be used to offset future capital gains. Of these losses, $25,681,808 will expire in 2018, if not utilized, the amount not subject to expiration under The Act is $68,344,752, representing current year post RIC modernization long term capital loss carryforward. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2016, the Company has deferred such losses in the amount of $1,415,144.

As of December 31, 2016, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$—
Distributable long-term capital gains (capital loss carry forward)	(94,026,560)
Unrealized depreciation on investments	(77,903,235)
Other timing differences	(1,415,144)

The amounts will be finalized before filing the federal income tax return.

As of December 31, 2015, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$8,368,864
Distributable long-term capital gains (capital loss carry forward)	(66,817,256)
Unrealized depreciation on investments	(173,404,352)
Other timing differences	(1,823,529)

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

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, the Company was able, but was not obligated to, repurchase outstanding common stock in the open market from time to time

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 13. SHARE REPURCHASE PROGRAM  – (continued)

through June 30, 2016 provided that repurchases complied with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases was to be conducted in accordance with the 1940 Act. Additionally, under the Board authorization of November 5, 2015, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million prior to March 4, 2016. In aggregate, under the November 5, 2015 plan, the Company repurchased 3,591,551 shares of its common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

The Board authorized program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016. During the six months ended June 30, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of its common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 30.7% of the net asset value per share at December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	$46.4 million
February 1, 2015 – February 28, 2015	—	—	—	$46.4 million
March 1, 2015 – March 31, 2015	—	—	—	$46.4 million
April 1, 2015 – April 30, 2015	—	—	—	$46.4 million
May 1,2015 – May 31, 2015	—	—	—	$46.4 million
June 1, 2015 – June 30, 2015	—	—	—	$46.4 million
July 1, 2015 – July 31, 2015	—	—	—	—
August 1, 2015 – August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
October 1, 2015 – October 31, 2015	—	—	—	—
November 1, 2105 – November 30, 2015	1,085,778	$6.66	1,085,778	$67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	$51.3 million
Total – Year ended December 31, 2015	3,907,334		3,907,334

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	$39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	$26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	$25.8 million
April 1, 2016 – April 30, 2016	—	—	—	$25.8 million
May 1, 2016 – May 31, 2016	—	—	—	$25.8 million
June 1, 2016 – June 30, 2016	—	—	—	—
Total – Six months ended June 30, 2016	4,917,026		4,917,026

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2016
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$18,869,245	$18,095,792	$17,046,527	$15,268,482
Net Investment Income	7,284,566	5,891,178	6,798,806	4,044,516
Net Increase (Decrease) in Net Assets resulting from Operations	36,299,055	42,912,763	48,263,840	(17,113,895)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic	$0.14	$0.11	$0.13	$0.08
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(2)	$0.14	$0.11	$0.13	$0.08
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic(1)	$0.71	$0.83	$0.94	$(0.32)
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, diluted(1)(2)	$0.63	$0.72	$0.81	$(0.32)

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2016 due to rounding.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for the interest on convertible senior notes, base management fees, deferred issuance costs and incentive fee as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the quarters ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016.

	Year Ended December 31, 2015
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$18,808,643	$23,134,388	$23,776,907	$21,743,001
Net Investment Income	4,510,261	10,874,618	10,892,126	12,303,917
Net (Decrease) Increase in Net Assets resulting from Operations	(67,255,331)	(29,734,738)	10,036,020	20,820,400
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic	$0.08	$0.18	$0.18	$0.21
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)(2)	$0.08	$0.18	$0.18	$0.20
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic(1)	$(1.14)	$(0.50)	$0.17	$0.35
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, diluted(1)(2)	$(1.14)	$(0.50)	$0.17	$0.32

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2015 due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)  – (continued)

(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for the interest on convertible notes, base management fees, deferred issuance costs and incentive fee as well as weighted average common shares outstanding adjustments for the dilutive effect of convertible notes were excluded from the quarters ended December 31, 2015, September 30, 2015 and June 30, 2015.

	Year Ended December 31, 2014
	Quarter Ended December 31,	Quarter Ended September 30,	Quarter Ended June 30,	Quarter Ended March 31,
Total Investment Income	$28,557,431	$30,175,723	$29,934,738	$28,656,848
Net Investment Income	12,762,549	17,520,528	17,416,580	17,758,187
Net (Decrease) Increase in Net Assets resulting from Operations	(28,482,389)	(1,261,925)	13,135,784	13,260,130
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic(1)	$0.21	$0.29	$0.29	$0.33
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.21	$0.28	$0.27	$0.30
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic(1)	$(0.47)	$(0.02)	$0.22	$0.24
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, diluted(1)	$(0.47)	$(0.02)	$0.21	$0.23

(1)	Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ending December 31, 2014 due to rounding.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update is intended to define management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. Amendments in this update become effective in the annual period ending after December 15, 2016, with early application permitted. The Company adopted the standard beginning with the quarter ended March 31, 2016. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated results of operation and financial condition.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued ASU 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-03 and 2015-15 did not have a material effect on the Company’s consolidated results of operation and financial condition,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

however, at December 31, 2016 and December 31, 2015 the adoption of ASU 2015-03 did result in the reclassification of approximately $1.7 million and approximately $3.8 million, respectively, in deferred debt issuance costs which post-adoption are a direct deduction from the related debt liability. The December 31, 2015 balances have been adjusted to reflect the retrospective application, as required by ASU 2015-03.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. ASU 2015-07 was effective for annual periods ending after December 15, 2015, and interim periods within those annual periods. The Company adopted ASU 2014-07 beginning with the quarter ended March 31, 2016. The adoption of ASU 2015-07 did not affect the Company’s consolidated results of operations and financial condition.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of ASU 2016-18 and guidance is not expected to have a material impact on our consolidated financial statements from adopting this standard, however, upon adoption of the standard, restricted cash will be included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 16. RISKS AND UNCERTAINTIES  – (continued)

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

NOTE 18. SUBSEQUENT EVENTS

On February 27, 2017, our Board of Directors declared quarterly distributions to shareholders as follows:

Per Share Distribution Amount Declared	2017 Record Dates	2017 Payable Dates
$0.20	March 16, 2017	March 31, 2017
$0.20	June 16, 2017	June 30, 2017
$0.20	September 15, 2017	September 29, 2017

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

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page 85 of this Form 10-K, is incorporated by reference herein.

(c) Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 86 of this Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	52	Chief Executive Officer	2003	2018
Charles M. Royce	77	Director	2003	2017
Independent Directors
Steven P. Novak	69	Chairman of the Board of Directors	2003	2017
G. Peter O’Brien	71	Director	2003	2018
Tonia L. Pankopf	49	Director	2003	2019
Richard W. Neu	61	Director	2016	2019
George Stelljes III	55	Director	2016	2018
Executive Officers
Saul B. Rosenthal	48	President and Chief Operating Officer
Bruce L. Rubin	57	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	61	Chief Compliance Officer

Jonathan H. Cohen has served as Chief Executive Officer of both TICC and TICC Management, and as the managing member of BDC Partners, since 2003. Mr. Cohen has also served as Chief Executive Officer and Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as Chief Executive Officer of Oxford Lane Management, since 2010. Mr. Cohen has also served since 2015 as the Chief Executive Officer of Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private investment fund. Previously, Mr. Cohen managed technology equity research groups at Wit Capital, Merrill Lynch, UBS and Smith Barney. Mr. Cohen is member of the Board of Trustees of Connecticut College. Mr. Cohen received a B.A. in Economics from Connecticut College and an M.B.A. from Columbia University. Mr. Cohen’s depth of experience in managerial positions in investment management, securities research and financial services, as well as his intimate knowledge of our business and operations, gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

Charles M. Royce currently serves as Chief Executive Officer and a member of the Board of Directors of Royce & Associates, LLC. Prior to 2015, Mr. Royce served as President Royce & Associates, LLC since 1972. He also manages or co-manages ten of Royce & Associates, LLC’s open- and closed-end registered funds. Mr. Royce serves on the Board of Directors of The Royce Funds. Mr. Royce’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as a member of our Board of Directors.

Steven P. Novak currently serves as Chairman of the Board of Directors and Chief Executive Officer of Quisk, Inc. an early stage mobile payments company, and is the Founder and former Chairman of the Board of Directors of Mederi Therapeutics Inc., an early stage medical device company. Until July 2010, Mr. Novak also served on the Board of Directors of CyberSource Corporation, an Internet based payments processor company, where he served as the Lead Independent Director and Chairman of the Nominating Committee, having formerly chaired its Audit committee. Mr. Novak previously served as President of Palladio Capital Management, LLC and as the Principal and Managing Member of the General Partner of Palladio Partners, LP, an equities hedge fund, from July 2002 until July 2009. Mr. Novak received a Bachelor of Science degree from Purdue University and an M.B.A. from Harvard University. A Chartered Financial Analyst, Mr. Novak’s financial expertise from his experience as a financial manager and varied roles on the boards of both publicly-traded and privately-held companies qualifies him to serve as chairman of our Board of Directors and provides our Board of Directors with particular technology-related knowledge and the perspective of a knowledgeable corporate leader.

G. Peter O’Brien is currently a member of the Board of Directors of Hill House, Inc., a congregate care facility for low income elderly residents, and a member of the Board of Directors of the Bridges School. Mr. O’Brien serves on the Board of Directors of the Legg Mason Family of Mutual Funds and The Royce Funds. Mr. O’Brien was a member of the Board of Trustees of Colgate University from May 1996 to May 2005. Mr. O’Brien retired as a Managing Director of Merrill Lynch & Co. in 1999 after working in the equity capital markets area since he joined Merrill Lynch & Co. in 1971. Mr. O’Brien received a Bachelor of Arts degree from Colgate University and an M.B.A. from Columbia University Business School. Mr. O’Brien’s extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of other publicly-traded and privately-held companies, provides our Board of Directors with valuable insight and perspective.

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

Richard W. Neu currently serves on the board of directors, including on the audit committee, the compensation committee and as a lead director, of Tempur Sealy International, Inc., a manufacturer of mattresses and bedding products. Mr. Neu also currently serves on the board of directors, as chair of the audit committee and as a member of the executive, integration risk oversight and trust committees of Huntington Bancshares Incorporated, a bank holding company. Until the sale of the company in 2012, he was the lead director and a member of the audit committee and governance committee of Dollar Thrifty Automotive Group, Inc., a car rental business, having served as the chairman of the Dollar Thrifty board of directors from 2010 through 2011. Mr. Neu also served as a director of MCG Capital Corporation, a business development company, from 2007 until its sale in 2015, and during this period served as chairman of the board from 2009 to 2015 and as Chief Executive Officer from November 2011 to November 2012. Mr. Neu served from 1985 to 2004 as Chief Financial Officer of Charter One Financial, Inc., a major regional bank holding company, and a predecessor firm, and as a director of Charter One Financial, Inc. from 1992 to August 2004. Mr. Neu previously worked for KPMG as a senior audit manager. Mr. Neu received a B.B.A. from Eastern Michigan University with a major in accounting. Mr. Neu was selected to serve as a director on our board of directors due to his extensive knowledge and experience handling complex financial and operational issues through his service as both a director and executive officer of a variety of public companies.

George “Chip” Stelljes III is currently the managing partner of St. John’s Capital, LLC, a vehicle used to make private equity investments. From 2001 to 2013, Mr. Stelljes held various senior positions with the Gladstone Companies, including serving as the chief investment officer, president and a director of Gladstone Capital Corporation and Gladstone Investment Corporation, both of which are business development companies, of Gladstone Commercial Corporation, a real estate investment trust, and of their registered investment adviser, Gladstone Management Corporation. From 1999 to 2001, Mr. Stelljes was a co-founder and managing member of Camden Partners, a private equity firm which finances high growth companies in communications, education, healthcare and business services sectors. From 1997 to 1999, Mr. Stelljes was a managing director and partner of Columbia Capital, a venture capital firm focused on investments in communications and information technology. From 1989 to 1997, Mr. Stelljes held various positions, including executive vice president and principal, with the Allied Capital companies. From 2001 through 2012, Mr. Stelljes served as a general partner and investment committee member of Patriot Capital and Patriot Capital II, which are private equity funds. Mr. Stelljes currently serves on the board of directors of Intrepid Capital Corporation, an asset management firm. Mr. Stelljes is also currently the chairman of the board of directors of The 504 Fund, a closed-end investment company that operates as an interval fund. He is also a former board member and regional president of the National Association of Small Business Investment Companies. Mr. Stelljes holds an MBA from the University of Virginia and a BA in Economics from Vanderbilt University. Mr. Stelljes was selected to serve as a director on our board of directors due to his more than twenty-five years of experience in the investment analysis, management, and advisory industries.

Saul B. Rosenthal has served as Chief Operating Officer since 2003 and President since 2004 of TICC and TICC Management, and is a member of BDC Partners. In addition, Mr. Rosenthal has served as President and a Director of Oxford Lane Capital Corp. (NasdaqGS:OXLC), a registered closed-end fund, and as President of Oxford Lane Management, since 2010. Mr. Rosenthal has also served since 2015 as President of Oxford Bridge Management, the investment adviser to Oxford Bridge, LLC, a private investment fund. Mr. Rosenthal was previously an attorney at the law firm of Shearman & Sterling LLP. Mr. Rosenthal serves on the boards of Lift Forward, Inc., the National Museum of Mathematics and YPO New York City. Mr. Rosenthal received a B.S., magna cum laude, from the Wharton School of the University of Pennsylvania, a J.D. from Columbia University Law School, where he was a Harlan Fiske Stone Scholar, and a LL.M. (Taxation) from New York University School of Law.

Bruce L. Rubin has served as the Company’s Controller since 2005, the Company’s Senior Vice President and Treasurer since 2009, the Company’s Chief Accounting Officer since August 2015 and the Company’s Chief Financial Officer and Secretary since August 2015. Mr. Rubin has also served as Oxford Lane Capital Corp.’s Chief Financial Officer and Secretary since August 2015, and as its Treasurer and Controller since its initial public offering in 2011. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, LLC, TICC Management, BDC Partners and Oxford Bridge Management, LLC. From 1995 to 2003, Mr. Rubin was the Assistant Treasurer & Director of Financial Planning of the New York Mercantile Exchange, Inc., the largest physical commodities futures exchange in the world and has extensive experience with Sarbanes-Oxley, treasury operations and SEC reporting requirements. From 1989 to 1995, Mr. Rubin was a manager in financial operations for the American Stock Exchange, where he was primarily responsible for budgeting matters. Mr. Rubin began his career in commercial banking as an auditor primarily of the commercial lending and municipal bond dealer areas. Mr. Rubin received his BBA in Accounting from Hofstra University where he also obtained his M.B.A. in Finance.

Gerald Cummins has served as the Company’s Chief Compliance Officer since June 2015 pursuant to an agreement between the Company and Alaric Compliance Services, LLC, a compliance consulting firm. Mr. Cummins also currently serves as the Chief Compliance Officer of TICC Management, Oxford Lane Capital Corp., Oxford Lane Management, LLC, BDC Partners, LLC and since 2015 Oxford Bridge Management, LLC. Mr. Cummins has been a Director of Alaric Compliance Services, LLC since June 2014 and in that capacity he also serves as the Chief Compliance Officer to a private equity firm. Prior to joining Alaric Compliance Services, LLC, Mr. Cummins was a consultant for Barclays Capital Inc. from 2012 to 2013, where he participated in numerous compliance projects on pricing and valuation, compliance assessments, and compliance policy and procedure development. Prior to his consulting work at Barclays, Mr. Cummins was from 2010 to 2011 the Chief Operating Officer and the Chief Compliance Officer for BroadArch Capital and from 2009 to 2011 the Chief Financial Officer and Chief Compliance Officer to its predecessor New Castle Funds, a long-short equity asset manager. Prior to that, Mr. Cummins spent 25 years at Bear Stearns Asset Management, where he was a Managing Director and held senior compliance, controllers and operations risk positions. Mr. Cummins graduated with a B.A. in Mathematics from Fordham University.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the year ended December 31, 2016 and written representations from certain reporting persons, we believe that during the year ended December 31, 2016 all Section 16(a) filing requirements applicable to our directors, executive officers, and 10.0% or greater shareholders were satisfied in a timely manner during the year ended December 31, 2016.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (“code”) which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director and employee of TICC. Our code can be accessed via our website at http://www.ticc.com. We intend to disclose amendments to or waivers from a required provision of the code on Form 8-K. We intend to disclose any substantive amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a posting on our website.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Directors, copy of which is available on our website at www.ticc.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of five persons: Messrs. Novak, O’Brien, Neu and Stelljes and Ms. Pankopf, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board of Directors has determined that Messrs. Novak and Neu and Ms. Pankopf are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934. Messrs. Novak, O’Brien, Neu and Stelljes and Ms. Pankopf each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of TICC as defined in Section 2(a)(19) of the 1940 Act. Mr. Neu currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2016.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, BDC Partners, LLC, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to TICC. The allocable portion of such compensation that is reimbursed to BDC Partners, LLC by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2016, we accrued approximately $0.8 million for the allocable portion of compensation expenses incurred by BDC Partners, LLC on our behalf for our Chief Financial Officer and Chief Compliance Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with BDC Partners, LLC. Effective June 24, 2015, Gerald Cummins was named our Chief Compliance Officer. Mr. Cummins is a Director of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Alaric Compliance Services, LLC. For the fiscal year ended December 31, 2016, we accrued approximately $130,000 for the fees paid to Alaric Compliance Services, LLC.

Director Compensation

Each independent director receives an annual fee of $90,000 (which was increased from $75,000 effective January 1, 2017). Effective as of March 1, 2016, the Chairman of the Board of Directors receives an additional annual fee of $30,000 for his service as Chairman of the Board of Directors. In addition, the independent directors receive $4,000 (which was increased from $2,000 effective January 1, 2017) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors meeting, $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Valuation Committee meeting, $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Audit Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Nominating and Corporate Governance Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Compensation Committee meeting, and $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Special Committee meeting. The Chairman of the Audit Committee also receives an additional annual fee of $10,000 (which was increased from $7,500 effective January 1, 2017) for his service as chair of the Audit Committee. The Chairman of the Valuation Committee also receives an additional annual fee of $7,500 for his service as chair of the Valuation Committee. The Chairman of the Nominating and Corporate Governance Committee also receives an additional annual fee of $5,000 (which was increased from $3,000 effective January 1, 2017) for his service as chair of the Nominating and Corporate Governance Committee. The Chairman of the Compensation Committee also receives an additional annual fee of $5,000 (which was increased from $3,000 effective January 1, 2017) for her service as chair of the Compensation Committee. The Chairman of the Special Committee receives an annual fee of $50,000 for his service as chair of the Special Committee. No compensation was paid to directors who are interested persons of TICC as defined in the 1940 Act.

The following table sets forth compensation of our directors for the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	—	—	—
Charles M. Royce	—	—	—
Independent Directors
Steven P. Novak	$274,000	—	$274,000
G. Peter O’Brien	$184,000	—	$184,000
Tonia L. Pankopf	$184,000	—	$184,000
Richard W. Neu(3)	$—	—	—
George Stelljes III(3)	$—	—	—

(1)	For a discussion of the independent directors’ compensation, see above.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Messrs. Neu and Stelljes were appointed to the Board of Directors on December 5, 2016.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.ticc.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board of Directors the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board of Directors. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of five persons: Ms. Pankopf and Messrs. Novak, O’Brien, Neu and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of TICC Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Pankopf serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2016.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2016 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 2, 2017, the beneficial ownership of each current director, the director nominees, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,036,513	2.0%
Charles M. Royce(4)	973,436	1.9%
Independent Directors
Steven P. Novak(5)	25,540	*
G. Peter O’Brien	66,510	*
Tonia L. Pankopf	15,937	*
Richard W. Neu	50,000	*
George Stelljes III	12,000	*
Executive Officers
Saul B. Rosenthal(3)	833,650	1.6%
Bruce L. Rubin(6)	8,900	*
Gerald Cummins	—	—
Executive Officers and Directors as a Group	3,022,486	5.9%

*	Represents less than one percent
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the information most recently available to us. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table. Any fractional shares owned directly or beneficially have been rounded down for purposes of this table.
(2)	Based on a total of 51,479,409 shares of our common stock issued and outstanding on March 2, 2017.
(3)	Includes 352 shares held by BDC Partners, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.
(4)	Mr. Royce may be deemed to beneficially own 432,821 shares held by Royce Family Investments, LLC and 62,001 shares held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.
(5)	These shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.
(6)	Mr. Rubin may be deemed to beneficially own 688 shares held by his children. Mr. Rubin disclaims beneficial ownership of any shares directly held by his children.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 2, 2017.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000
Independent Directors
Steven P. Novak	Over $100,000
G. Peter O’Brien	Over $100,000
Tonia L. Pankopf	Over $100,000
Richard W. Neu	Over $100,000
George Stelljes III	$50,001 – $100,000

(1)	The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.
(2)	The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $7.25 on March 2, 2017 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in debt and equity tranches of collateralized loan obligation (“CLO”) vehicles, and its investment adviser, Oxford Lane Management, LLC. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC, respectively, on the other hand.

TICC Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by TICC Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.

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

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and December 31, 2015. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2016 and December 31, 2015, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP, including expenses:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees	$1,553,000	$1,729,161
Audit-Related Fees	—	—
Tax Fees	61,500	74,736
All Other Fees	—	—
Total Fees:	$1,614,500	$1,803,897

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

During the year ended December 31, 2016, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Current Report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed on April 21, 2015).
4.1	Form of Share Certificate (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Senior Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).

10.14	TICC Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).
11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).
21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization:
TICC CLO LLC — Delaware
TICC CLO 2012-1 LLC — Delaware
TICC Funding, LLC — Delaware
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

c. Financial statement schedule

SCHEDULE 12-14

TICC CAPITAL CORP.

INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Income or Dividends Credited to Income(2)	Value as of December 31, 2015	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized Gain	Value as of December 31, 2016
CONTROL INVESTMENT:
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	Senior Secured Notes	$567.2	$11,000.0	$—	$(13,750.0)	$2,750.0	$—
	Common Stock(1)	—	—	—	—	—	—
Total Control Investment		567.2	11,000.0	—	(13,750.0)	2,750.0	—
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Senior Secured Notes	234.6	2,525.3	9.2	—	130.6	2,665.1
	Subordinated Debt	96.8	569.0	95.6	—	13.2	677.8
	Common Stock(1)	—	—	—	—	864.2	864.2
	Preferred Stock(1)	—	3,731.0	—	—	3,687.9	7,418.9
Total Affiliated Investment		331.4	6,825.3	104.8	—	4,695.9	11,626.0
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$898.6	$17,825.3	$104.8	$(13,750.0)	$7,445.9	$11,626.0

(1)	Investment is non-income producing.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control or affiliate investment, as appropriate.
(3)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees.
(4)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: March 3, 2017	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 3, 2017	/s/ Steven P. Novak Steven P. Novak Chairman of the Board of Directors
Date: March 3, 2017	/s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)
Date: March 3, 2017	/s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)
Date: March 3, 2017	/s/ Richard W. Neu Richard W. Neu Director
Date: March 3, 2017	/s/ G. Peter O’Brien G. Peter O’Brien Director
Date: March 3, 2017	/s/ Tonia L. Pankopf Tonia L. Pankopf Director
Date: March 3, 2017	/s/ Charles M. Royce Charles M. Royce Director
Date: March 3, 2017	/s/ George Stelljes III George Stelljes III Director