Form 10-Q
period 2017-03-31
TICC Capital Corp.
filed 2017-05-08
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 5, 2017 was 51,479,409.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Non-affiliated/non-control investments (cost: $514,037,364 @ 3/31/17; $616,542,612 @ 12/31/16)	$485,051,106	$578,297,069
Affiliated investments (cost: $7,525,764 @ 3/31/17; $7,497,229 @ 12/31/16)	12,043,315	11,626,007
Total investments at fair value (cost: $521,563,128 @ 3/31/17; $624,039,841 @ 12/31/16)	497,094,421	589,923,076
Cash and cash equivalents	66,048,453	8,261,698
Restricted cash	17,215,482	3,451,636
Interest and distributions receivable	8,203,006	9,682,672
Securities sold not settled	4,706,274	7,406
Other assets	1,254,900	1,130,018
Total assets	$594,522,536	$612,456,506
LIABILITIES
Accrued interest payable	$3,395,969	$1,731,111
Investment advisory fee and net investment income incentive fee payable to affiliate	3,323,482	3,673,381
Securities purchased not settled	2,960,000	—
Accrued expenses	955,002	1,089,043
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	101,895,271	125,853,720
Convertible senior notes payable, net of deferred issuance costs	94,242,236	94,116,753
Total liabilities	206,771,960	226,464,008
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,479,409 and 51,479,409 shares issued and outstanding, respectively	514,794	514,794
Capital in excess of par value	558,822,643	558,822,643
Net unrealized depreciation on investments	(24,468,707)	(34,116,765)
Accumulated net realized losses on investments	(101,073,728)	(95,605,057)
Distributions in excess of net investment income	(46,044,426)	(43,623,117)
Total net assets	387,750,576	385,992,498
Total liabilities and net assets	$594,522,536	$612,456,506
Net asset value per common share	$7.53	$7.50

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		$15,580,958	$15,453,822	$15,191,434
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)		8,752,800	8,711,730	8,754,638
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,009,444	14,000,000
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 7.25% (1.00% floor) due July 15, 2020(4)(5)(6)(10)(14)(15)		22,082,715	21,334,958	19,432,789
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,727,817	10,706,359	10,647,358
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.375% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		9,585,188	9,585,159	9,549,244
second lien senior secured notes, LIBOR + 9.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,979,580	2,940,000
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		5,982,301	5,952,916	4,511,672
First American Payment Systems	financial intermediaries
second lien senior secured notes, LIBOR +10.50% (1.00% floor) due July 6, 2024(4)(5)(10)(17)		1,500,000	1,455,840	1,470,000
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		1,977,551	1,970,556	1,970,847
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,909,033	12,902,500
Harbortouch Payments	financial intermediaries
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due October 11, 2024(4)(5)(10)(15)		12,000,000	11,788,950	11,820,000
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25 (1.00% floor) due October 8, 2021(4)(5)(6)(10)(15)		8,887,500	8,744,603	8,887,500
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(15)		10,000,000	9,686,704	9,762,500
Innovairre Holding Company LLC (F/K/A “RBS Holding Company”)	printing and publishing
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due August 2, 2019(4)(5)(6)(15)		11,809,631	11,572,438	11,597,058
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)		17,640,000	17,401,865	16,669,800
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,622,486	23,397,533	23,622,486
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,628,750	5,575,418	5,375,456
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
March 31, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.75% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		$15,066,150	$15,002,326	$15,037,976
Polycom, Inc.	business services
second lien senior secured notes, LIBOR + 10.00% (1.00% floor) due September 27, 2024(4)(5)(17)		13,000,000	12,749,880	12,983,750
Premiere Global Services, Inc.	business services
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 8, 2021(4)(5)(6)(10)(14)(15)		16,248,120	14,906,427	16,160,055
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due June 6, 2022(4)(5)(14)(17)		10,000,000	9,710,644	9,890,000
Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,697,558	8,663,933	8,610,582
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,809,525	5,780,933	5,798,661
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,381,251	6,368,000
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		16,312,500	15,996,323	15,772,230
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,614,446	14,353,200
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		7,387,722	7,330,215	7,341,549
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		12,192,897	12,109,387	12,192,897
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,619,635	2,665,135
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		9,753,733	9,688,234	9,802,502
Total Senior Secured Notes			$328,790,542	$326,081,819	84.1%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$696,777	$694,129	$703,745
Total Subordinated Debt			$694,129	$703,745	0.2%
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,810,849	$2,691,900
Total Collateralized Loan Obligation – Debt Investments			$2,810,849	$2,691,900	0.7%
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
March 31, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 63.47% due September 20, 2023(9)(11)(12)(19)		$6,000,000	$3,356,832	$3,480,000
ACAS CLO 2014-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 25.11% due July 18, 2026(9)(11)(12)(19)		2,000,000	1,024,500	1,000,000
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.30% due October 30, 2023(9)(11)(12)(19)		6,000,000	3,817,856	3,180,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 12.34% due May 10, 2025(9)(11)(12)(19)		12,921,429	7,053,804	5,556,214
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 10.91% due January 17, 2024(9)(11)(12)(19)		15,500,000	9,585,129	8,215,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 13.45% due April 15, 2025(9)(11)(12)(19)		17,630,000	8,916,348	6,942,680
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 13.15% due April 17, 2026(9)(11)(12)(19)		12,750,000	8,811,241	6,637,548
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.68% due April 18, 2025(9)(11)(12)(19)		9,250,000	6,001,644	5,147,100
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield -6.92% due December 20, 2023(9)(11)(12)(19)		23,000,000	10,365,068	4,830,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 13.00% due March 09, 2025(9)(11)(12)(19)		18,750,000	13,780,711	12,937,500
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 29.30% due August 14, 2024(9)(11)(12)(19)		12,750,000	816,655	510,000
CIFC Funding 2014-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.72% due July 22, 2026(9)(11)(12)(19)		10,000,000	6,839,045	6,300,000
Eaton Vance 2014-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.79% due July 15, 2026(9)(11)(12)(19)		8,000,000	4,113,750	3,810,981
Eaton Vance 2015-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.58% due October 20, 2026(9)(11)(12)(19)		7,500,000	5,171,823	4,950,000
GoldenTree Loan Opportunities VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.83% due April 25, 2025(9)(11)(12)(19)		4,670,000	2,670,438	2,942,100
Halcyon Loan Advisors Funding 2014-2 Ltd.	structured finance
CLO subordinated notes, estimated yield 15.36% due April 28, 2025(9)(11)(12)(19)		8,000,000	4,890,791	3,440,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 20.82% due October 18, 2026(9)(11)(12)(19)		5,000,000	3,161,149	2,400,000
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
March 31, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.79% due October 20, 2025(9)(11)(12)(19)		$14,000,000	$11,450,082	$9,815,956
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 24.34% due January 17, 2027(9)(11)(12)(19)		8,000,000	4,875,394	4,160,000
KVK CLO 2012-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 53.97% due February 10, 2025(9)(11)(12)(19)		5,000,000	361,109	500,000
KVK CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 39.05% due January 15, 2026(9)(11)(12)(19)		14,000,000	5,848,954	6,300,000
Madison Park Funding XIX, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.58% due January 22, 2028(9)(11)(12)(19)		5,422,500	5,413,374	5,639,400
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 2.52% due October 15, 2023(9)(11)(12)(19)		16,217,000	8,554,792	5,576,893
Mountain Hawk III CLO, Ltd.	structured finance
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	143,248
Regatta V Funding, Ltd.	structured finance
CLO subordinated notes, estimated yield 27.96% due October 25, 2026(9)(11)(12)(19)		3,000,000	1,769,193	1,860,000
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.92% due January 17, 2024(9)(11)(12)(19)		10,416,666	7,016,333	5,625,000
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 30.58% due July 17, 2024(9)(11)(12)(19)		11,350,000	6,954,560	6,565,669
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 25.04% due April 17, 2025(9)(11)(12)(19)		28,500,000	18,573,361	16,862,002
Venture XIV, Ltd.	structured finance
CLO subordinated notes, estimated yield 21.31% due August 28, 2025(9)(11)(12)(19)		7,250,000	4,323,268	4,205,000
Venture XVII, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.34% due July 15, 2026(9)(11)(12)(19)		6,200,000	4,116,206	3,873,421
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 22.50% due January 17, 2024(9)(11)(12)(19)		7,500,000	4,922,198	4,518,674
CLO equity side letter related investments(11)(12)(13)	structured finance		—	744,846
Total Collateralized Loan Obligation – Equity Investments			$184,555,608	$158,669,232	40.9%
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
March 31, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	$535,000	$1,027,235
Total Common Stock			$535,000	$1,027,235	0.2%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		706,866	$3,677,000	$7,647,200
Total Preferred Equity			$3,677,000	$7,647,200	2.0%
Other Investments
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	software
Earnout payments(7)(20)			$500,000	$273,290
			$500,000	$273,290	0.1%
Total Investments(8)			$521,563,128	$497,094,421	128.2%
Cash and Cash Equivalents
First American Government Obligations Fund(21)			$66,048,453	$66,048,453
Total Cash and Cash Equivalents			$66,048,453	$66,048,453	17.0%
Total Investments, Cash and Cash Equivalents			$587,611,581	$563,142,874	145.2%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,679,078 of principal amount of debt investments which contain a PIK provision at March 31, 2017.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $11,393,752; aggregate gross unrealized depreciation for federal income tax purposes is $77,574,580. Net unrealized depreciation is $66,180,828 based upon a tax cost basis of $563,275,249.
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, the Company held qualifying assets that represented 72.7% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
March 31, 2017
(unaudited)

(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(21)	Represents cash equivalents held in a money market account as of March 31, 2017.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)		$15,620,604	$15,486,217	$15,151,986
Aricent Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)		8,775,262	8,731,896	8,533,942
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)		14,000,000	14,008,442	12,040,000
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 7.25% (1.00% floor) due July 18, 2020(4)(5)(6)(10)(14)(15)		22,386,525	21,592,757	19,700,142
BMC Software Finance, Inc.	business services
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due September 10, 2020(4)(5)(6)(10)(15)		4,676,389	4,687,172	4,664,698
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,727,817	10,704,694	10,584,815
ConvergeOne Holdings Corp.	business services
first lien senior secured notes, LIBOR + 5.375% (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)		9,609,828	9,609,610	9,561,779
second lien senior secured notes, LIBOR + 9.00% (1.00% floor) due June 17, 2021(4)(5)(10)(15)		3,000,000	2,978,478	2,940,000
Edmentum, Inc. (f/k/a “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		5,966,443	5,931,165	4,285,875
Electric Lightwave Holdings, Inc. (f/k/a “Integra Telecom Holdings, Inc.”)	telecommunication services
first lien senior secured notes, LIBOR + 4.00% (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)		5,180,526	5,159,932	5,189,592
second lien senior secured notes, LIBOR + 8.50%, (1.25% floor) due February 14, 2021(4)(5)(6)(10)(14)(15)		10,806,404	10,857,480	10,786,196
First American Payment Systems	financial intermediaries
second lien senior secured notes, LIBOR + 9.50% (1.25% floor) due April 12, 2019(4)(5)(10)(17)		13,982,241	13,870,396	13,982,241
Global Tel Link Corp	telecommunication services
first lien senior secured notes, LIBOR + 3.75% (1.25% floor) due May 23, 2020(4)(5)(6)(15)		1,983,163	1,975,704	1,969,539
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,903,392	12,593,750
Innovairre Holding Company LLC (f/k/a “RBS Holding Company”)	printing and publishing
first lien senior secured notes, LIBOR + 4.00% (1.00% floor) due August 2, 2019(4)(5)(6)(15)		11,839,379	11,578,162	11,602,591
Harbortouch Payments	financial intermediaries
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due October 11, 2024(4)(5)(10)(15)		12,000,000	11,777,359	11,820,000
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25(1.00% floor) due October 18, 2021(4)(5)(6)(10)(15)		$8,910,000	$8,760,042	$8,887,725
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(15)		10,000,000	9,676,019	9,500,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR +6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		4,694,081	4,621,686	4,647,140
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)		17,640,000	17,387,178	16,912,350
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR +5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,682,442	23,447,282	23,504,824
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR +3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,262,559	9,214,580	9,262,559
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR +5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,643,000	5,586,051	5,466,656
Novitex Enterprise Solutions (f/k/a “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR +6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,165,400	15,098,034	14,520,871
Polycom, Inc.
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due September 27, 2023(4)(5)(14)(17)	business services	6,769,583	6,497,271	6,803,431
second lien senior secured notes, LIBOR + 10.00% (1.00% floor) due September 27, 2024(4)(5)(14)(17)		13,000,000	12,744,436	12,870,000
Premiere Global Services, Inc.	business services
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 8, 2021(4)(5)(6)(10)(15)		14,436,090	13,060,236	14,048,192
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due June 6, 2022(4)(5)(17)		5,000,000	4,804,450	4,800,000
Recorded Books, Inc. (f/k/a “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,720,058	8,684,453	8,632,857
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,824,573	5,792,824	5,795,450
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,379,907	6,256,000
SourceHov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		16,537,500	16,195,897	14,883,750
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,586,122	9,723,750
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR +5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		7,975,000	7,911,297	7,855,375
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Total Merchant Services, Inc.	financial intermediaries
first lien senior secured notes, LIBOR + 5.50% (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)		$12,224,081	$12,135,248	$11,888,285
Travel Leaders Group, LLC	travel
first lien senior secured notes, LIBOR + 6.00% (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)		8,926,197	8,790,059	8,926,197
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 7.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,617,067	2,665,135
U.S. Telepacific Corp.	telecommunication services
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)		9,778,733	9,708,848	9,756,340
Total Senior Secured Notes			$385,551,843	$373,014,033	96.6%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)		$671,053	$668,162	$677,764
Total Subordinated Debt			$668,162	$677,764	0.2%
Collateralized Loan Obligation – Debt Investments
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR +5.50% due January 17, 2024(4)(5)(11)(12)(15)		$3,000,000	$2,804,247	$2,700,000
Total Collateralized Loan Obligation – Debt Investments			$2,804,247	$2,700,000	0.7%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 121.87% due September 20, 2023(9)(11)(12)(19)		$6,000,000	$2,993,455	$3,240,000
ALM X, Ltd.	structured finance
CLO preference shares, estimated yield 24.92% due January 15, 2025(9)(11)(12)(19)		3,801,000	2,503,234	2,599,034
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 45.48% due October 30, 2023(9)(11)(12)(19)		6,000,000	3,698,795	3,600,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.03% due May 10, 2025(9)(11)(12)(19)		12,921,429	7,298,625	5,943,857
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 10.48% due January 17, 2024(9)(11)(12)(19)		15,500,000	9,799,870	8,370,000
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 13.02% due April 15, 2025(9)(11)(12)(19)		17,630,000	9,247,832	7,833,790
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.16% due April 17, 2026(9)(11)(12)(19)		12,750,000	8,897,649	7,355,511
Atlas Senior Loan Fund III, Ltd.	structured finance
CLO subordinated notes, estimated yield 19.61% due August 18, 2025(9)(11)(12)(19)		8,000,000	4,295,766	4,540,000
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
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Regatta V Funding, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.73% due October 25, 2026(9)(11)(12)(19)		$3,000,000	$1,745,162	$1,830,000
Shackleton 2013-IV CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 10.06% due January 13, 2025(9)(11)(12)(19)		24,400,000	16,014,950	12,503,876
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.89% due January 17, 2024(9)(11)(12)(19)		10,416,666	7,191,952	5,572,916
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 31.09% due July 17, 2024(9)(11)(12)(19)		11,350,000	7,010,740	6,881,917
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.21% due April 17, 2025(9)(11)(12)(19)		10,500,000	7,454,218	6,286,825
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 31.72% due January 15, 2026(9)(11)(12)(19)		7,500,000	4,929,958	5,257,464
York CLO-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.27% due January 22, 2027(9)(11)(12)(19)		22,850,000	16,741,765	18,051,500
CLO equity side letter related investments(11)(12)(13)	structured finance		—	1,588,172
Total Collateralized Loan Obligation – Equity Investments			$228,591,191	$200,824,105	52.0%
Common Stock
Electric Lightwave Holdings, Inc.(f/k/a “Integra Telecom Holdings, Inc.”)	telecommunication services
common stock(7)(14)		775,846	$1,712,398	$4,150,776
Unitek Global Services	IT consulting
common equity(7)(10)		815,266	535,000	864,182
Total Common Stock			$2,247,398	$5,014,958	1.3%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Preferred Equity(7)(10)		5,706,866	$3,677,000	$7,418,926
Total Preferred Equity			$3,677,000	$7,418,926	1.9%
Other Investments
Algorithmic Implementations, Inc.(d/b/a “Ai Squared”)	software
Earnout payments(7)(20)			$500,000	$273,290
Total Other Investments			$500,000	$273,290	0.1%
Total Investments(8)			$624,039,841	$589,923,076	152.8%
Cash and Cash Equivalents
First American Government Obligations Fund(21)			$8,261,698	$8,261,698
Total Cash and Cash Equivalents			$8,261,698	$8,261,698	2.2%
Total Investments, Cash and Cash Equivalents			$632,301,539	$598,184,774	155.0%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2016

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$7,072,207	$8,465,811
Income from securitization vehicles and investments	8,569,603	5,921,551
Commitment, amendment fee income and other income	741,489	459,861
Total investment income from non-affiliated/non-control investments	16,383,299	14,847,223
From affiliated investments:
Interest income – debt investments	82,181	79,425
Total investment income from affiliated investments	82,181	79,425
From control investments:
Interest income – debt investments	—	341,834
Total investment income from control investments	—	341,834
Total investment income	16,465,480	15,268,482
EXPENSES
Compensation expense	235,034	241,185
Investment advisory fees	2,270,002	3,705,723
Professional fees	752,393	2,025,385
Interest expense	3,714,253	4,358,770
General and administrative	565,746	892,903
Total expenses before incentive fees	7,537,428	11,223,966
Net investment income incentive fees	1,053,480	—
Total expenses	8,590,908	11,223,966
Net investment income	7,874,572	4,044,516
Net change in unrealized appreciation/(depreciation) on investments
Non-Affiliate/non-control investments	9,259,285	(22,894,143)
Affiliated investments	388,773	935,737
Control investments	—	1,350,000
Total net change in unrealized appreciation/(depreciation) on investments	9,648,058	(20,608,406)
Net realized losses on investments
Non-Affiliated/non-control investments	(5,468,671)	(550,005)
Total net realized losses on investments	(5,468,671)	(550,005)
Net increase/(decrease) in net assets resulting from operations	$12,053,959	$(17,113,895)
Net increase in net assets resulting from net investment income per common share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08
Net increase/(decrease) in net assets resulting from operations per common share:
Basic	$0.23	$(0.32)
Diluted	$0.23	$(0.32)
Weighted average shares of common stock outstanding:
Basic	51,479,409	53,003,354
Diluted	59,727,707	63,036,506
Distributions per share	$0.20	$0.29

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Increase in net assets from operations:
Net investment income	$7,874,572	$24,019,066
Net realized losses on investments	(5,468,671)	(14,262,943)
Net change in unrealized appreciation/(depreciation) on investments	9,648,058	100,605,640
Net increase in net assets resulting from operations	12,053,959	110,361,763
Distributions to shareholders
Distributions from net investment income	(10,295,881)	(54,740,084)
Tax return of capital ditributions	—	(4,976,030)
Total distributions to shareholders	(10,295,881)	(59,716,114)
Capital share transactions:
Repurchase of common stock	—	(25,587,862)
Net decrease in net assets from capital share transactions	—	(25,587,862)
Total increase in net assets	1,758,078	25,057,787
Net assets at beginning of period	385,992,498	360,934,711
Net assets at end of period (including distributions in excess of net investment income of $46,044,426 and $43,623,117, respectively)	$387,750,576	$385,992,498
Capital share activity:
Shares repurchased	—	(4,917,026)
Net decrease in capital share activity	—	(4,917,026)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$12,053,959	$(17,113,895)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(310,021)	(181,982)
Accretion of discount on notes payable and deferred debt issuance costs	653,784	350,965
Increase in investments due to PIK	(56,219)	(52,516)
Payment of original discount on TICC CLO 2012-1 LLC	(303,690)	—
Purchases of investments	(44,607,038)	(7,660,000)
Repayments of principal and reductions to investment cost value	51,617,066	2,718,392
Proceeds from the sale of investments	76,528,229	22,262,122
Net realized losses on investments	5,468,671	550,005
Reductions to CLO equity cost value	12,097,162	11,434,828
Net change in unrealized appreciation/depreciation on investments	(9,648,058)	20,608,406
Decrease in interest and distributions receivable	1,479,666	1,586,544
Increase in other assets	(124,882)	105,765
Increase in accrued interest payable	1,664,858	2,212,865
Decrease in investment advisory fee and net investment income incentive fee payable	(349,899)	(920,451)
Decrease in accrued expenses	(134,041)	(857,150)
Net cash provided by operating activities	106,029,547	35,043,898
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(13,763,846)	6,263,558
Net cash (used in) provided by investing activities	(13,763,846)	6,263,558
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $0, and $0, respectively)	(10,295,881)	(14,929,029)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	(24,183,065)	—
Repurchase of common stock	—	(25,587,862)
Net cash used in financing activities	(34,478,946)	(40,516,891)
Net increase in cash and cash equivalents	57,786,755	790,565
Cash and cash equivalents, beginning of period	8,261,698	23,181,677
Cash and cash equivalents, end of period	$66,048,453	$23,972,242
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,395,611	$1,794,940
NON-CASH ACTIVITIES
Securities sold not settled	$4,706,274	$—
Securities purchased not settled	$2,960,000	$5,189,500

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

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

TICC’s investment activities are managed by TICC Management. TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member and a related party, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Under the investment advisory agreement, TICC has agreed to pay TICC Management an annual base management fee based on its gross assets as well as an incentive fee based on its performance. For further details please refer to “Note 8. Related Party Transactions.”

The Company’s consolidated operations include the activities of its wholly-owned subsidiary, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”). TICC CLO 2012-1 was formed for the purpose of enabling the Company to obtain debt financing and is operated solely for the investment activities of the Company, and the Company has substantial equity at risk. See “Note 6. Borrowings” for additional information on the Company’s borrowings.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TICC CLO 2012-1. All inter-company accounts and transactions have been eliminated in consolidation.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

In the normal course of business, the Company may enter into contracts that contain a variety of representations and provide indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based upon experience, the Company expects the risk of loss to be remote.

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO 2012-1 would be considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owns all of the equity in this entity and controls the decision making power that drives its economic performance. Accordingly, the Company consolidates its wholly-owned subsidiary in its financial statements, and follows the accounting and reporting guidance in ASC 946-810.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and cash held in a money market fund which contain investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company’s Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

As of March 31, 2017 and December 31, 2016, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. The amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of TICC’s investments are based upon “Level 3” inputs as of March 31, 2017.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Syndicated Loans

In accordance with ASC 820-10, TICC’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which TICC obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when TICC believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, TICC may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that TICC owns. In addition, TICC Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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
March 31, 2017
(unaudited)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2017 and as of December 31, 2016, the Company had no investments that were on non-accrual status.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. OID and market discounts are capitalized and amortized into income using the interest method, as applicable.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in TICC’s portfolio. See the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

TICC has debt investments in its portfolio which contain a contractual payment-in-kind provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To maintain its status as a RIC, this income must be paid out to stockholders in the form of distributions, even though TICC has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

Income from Securitization Vehicles and Investments

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

Commitment, Amendment Fee Income and Other Income

Commitment, amendment fee income and other income includes prepayment, amendment, and other fees earned by the Company’s loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

OTHER ASSETS

Other assets consist of funds held in escrow from sales of investments, prepaid expenses associated primarily with insurance costs, other receivables and deferred equity offering costs. At March 31, 2017, funds held in escrow totaled approximately $740,000, related to the sale of the Company’s investment in Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released during the fourth quarter of 2017, net of settlement of any indemnity claims and expenses related to the transaction. Prepaid expenses, other receivables and deferred equity offering costs totaled approximately $515,000 as of March 31, 2017.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2017, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2017 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at March 31, 2017 and December 31, 2016, was approximately $563,275,249 and $667,826,311, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis at March 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$326.1	$326.1
Subordinated Debt(1)	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	158.7	158.7
Equity and Other Investments	—	—	8.9	8.9
Total Investments at fair value	—	—	497.1	497.1
Cash and cash equivalents	66.0	—	—	66.0
Total assets at fair value	$66.0	$—	$497.1	$563.1

(1)	Includes rounding adjustments to reconcile period balances.

The Company’s assets measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$4.7	$368.3	$373.0
Subordinated Debt	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	200.8	200.8
Equity and Other Investments	—	—	12.7	12.7
Total Investments at fair value	—	4.7	585.2	589.9
Cash and cash equivalents	8.3	—	—	8.3
Total assets at fair value	$8.3	$4.7	$585.2	$598.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2017 and December 31, 2016, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
	Fair Value as of March 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$301.9	Market quotes	NBIB(1)	75.4% – 100.5%/97.4%
	24.2	Market quotes/ Enterprise value(7)	NBIB(1)	98.2% – 101.0%/98.8%
			EBITDA(2)	$33.4 – $179.6/ncm(4)
			Market multiples(2)	5.5x – 6.5x/ncm(4)
subordinated	0.7	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
CLO debt	2.7	Market quotes	NBIB(1)	89.7%/ncm(4)
CLO equity	152.2	Market quotes	NBIB(1)	4.0% – 104.0%/50.8%
	0.9	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 17.4%/15.5%
	5.6	Recent transactions	Actual trade/payoff(6)	34.4%/ncm(4)
Equity Shares	8.7	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$33.4/ncm(4)
			Market multiples(2)	5.5x – 6.5x/ncm(4)
Other investments	0.2	Other	N/A	N/A
Total Fair Value for Level 3 Investments	$497.1

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Corporate debt investments syndicated	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%
	11.8	Yield Analysis	NBIB(1)	97.3%/ncm(4)
			Discount Margin	6.4%/ncm(4)
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%
	14.3	Market quotes/ Enterprise value(7)	NBIB(1)	98.0% – 101.0%/98.5%
		EBITDA multiples(2)	4.5x – 6.25x/ncm(4)
subordinated	0.7	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	4.5x – 5.0x/ncm(4)
CLO debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)
CLO equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%
Equity Shares	12.4	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$35. 2 – 170.7/ncm(4)
			Market multiples(2)	4.5x – 9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$585.2

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2017 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$40,498	$40,795	$—	$—	$40,795
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,646	20,050	—	—	20,050
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,398	23,086	—	—	23,086
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,315	21,158	—	—	21,158
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(962)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	101,895	105,089	—	—	105,089
2017 Convertible Notes(2)	94,242	96,787	—	—	96,787
Total	$196,137	$201,876	$—	$—	$201,876

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the 2017 Convertible Notes (the “Convertible Notes”) totaled $300 at March 31, 2017.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended March 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized gains (losses) included in earnings	0.6	—	—	(8.6)	2.5	(5.5)
Unrealized appreciation/ (depreciation) included in earnings	9.8	—	—	1.9	(2.1)	9.6
Accretion of discount	0.3	—	—	—	—	0.3
Purchases(1)	8.4	—	—	39.2	—	47.6
Repayments and Sales(1)	(61.3)	—	—	(62.5)	(4.2)	(128.0)
Reductions to CLO Equity cost value(2)	—	—	—	(12.1)	—	(12.1)
Payment in Kind income(1)	—	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at March 31, 2017	$326.1	$0.7	$2.7	$158.7	$8.9	$497.1
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$10.3	$—	$—	$(6.4)	$0.4	$4.3

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the quarter ended March 31, 2017, of approximately $20.7 million and the effective yield interest income of approximately $8.6 million.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized (losses) gains included in earnings	(3.7)	—	1.7	(9.2)	(3.0)	(14.2)
Unrealized appreciation included in earnings(1)	19.0	—	0.5	73.6	6.4	99.5
Accretion of discount	0.8	—	0.3	—	—	1.1
Purchases	95.7	—	6.7	68.6	0.5	171.5
Repayments and Sales(1)	(188.2)	—	(8.6)	(77.0)	—	(273.8)
Reductions to CLO Equity Cost Value(2)	—	—	—	(34.2)	—	(34.2)
Payment in Kind income	0.2	0.1	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.9	$—	$0.5	$50.7	$3.5	$64.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$326.1	65.6%	$373.0	63.2%
Subordinated Debt	0.7	0.1%	0.7	0.1%
CLO Debt	2.7	0.6%	2.7	0.5%
CLO Equity	158.7	31.9%	200.8	34.0%
Equity and Other Investments	8.9	1.8%	12.7	2.2%
Total	$497.1	100.0%	$589.9	100.0%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At March 31, 2017 and December 31, 2016, respectively, cash, cash equivalents and restricted cash were as follows:

	March 31, 2017	December 31, 2016
Cash	$—	$—
Cash Equivalents	66,048,453	8,261,698
Total Cash and Cash Equivalents	$66,048,453	$8,261,698
Restricted Cash	$17,215,482	$3,451,636

For further details regarding the composition of cash, cash equivalents and restricted cash refer to Note 3 — “Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of March 31, 2017, the Company’s asset coverage for borrowed amounts was 292.9%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2017 and December 31, 2016. Fair values of the Company’s notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	March 31, 2017				December 31, 2016
(dollars in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$40,795	$40,498	(1)	$40,795	$65,282	$64,788	(1)	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,646	(1)	20,050	20,000	19,633	(1)	20,025
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,398	(1)	23,086	23,000	22,375	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,315	(1)	21,158	21,000	20,290	(1)	21,210
TICC CLO 2012-1 LLC deferred issuance costs	—	(962)		—	—	(1,232)		—
Sub-total TICC CLO 2012-1, LLC Notes	104,795	101,895		105,089	129,282	125,854		129,575
2017 Convertible Notes	94,542	94,242		96,787	94,542	94,117		96,906
Total	$199,337	$196,137		$201,876	$223,824	$219,971		$226,481

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of March 31, 2017, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $297, $354, $602 and $685, respectively. As of December 31, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2017 were 5.97% and 3.6 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The table below summarizes the components of interest expense for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$381.8	$15.8	$—	$408.7	$806.3
TICC CLO 2012-1 LLC Class B-1 Notes	223.7	13.4	—	—	237.1
TICC CLO 2012-1 LLC Class C-1 Notes	329.2	22.5	—	—	351.7
TICC CLO 2012-1 LLC Class D-1 Notes	353.1	25.3	—	—	378.4
TICC CLO 2012-1 amortization of deferred debt	—	—	42.6	—	42.6
2017 Convertible Notes	1,772.7	—	125.5	—	1,898.2
Total	$3,060.5	$77.0	$168.1	$408.7	$3,714.3

The table below summarizes the components of interest expense for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$1,005.5	$49.5	$—	$—	$1,055.0
TICC CLO 2012-1 LLC Class B-1 Notes	203.7	13.5	—	—	217.2
TICC CLO 2012-1 LLC Class C-1 Notes	307.7	22.6	—	—	330.3
TICC CLO 2012-1 LLC Class D-1 Notes	334.6	25.3	—	—	359.9
TICC CLO 2012-1 amortization of deferred debt	—	—	85.8	—	85.8
2017 Convertible Notes	2,156.3	—	154.3	—	2,310.6
Total	$4,007.8	$110.9	$240.1	$—	$4,358.8

The aggregate accrued interest which remained payable at March 31, 2017 and December 31, 2016, was approximately $3.4 million and $1.7 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by TICC under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, and February 27, 2017, the Securitization Issuer repaid approximately

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

$36.0 million, approximately $74.7 million, and approximately $24.5 million of the class A-1 notes, respectively. As of March 31, 2017, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of approximately $104.8 million and were issued in four classes. The class A-1 notes have a current face amount of approximately $40.8 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month London interbank offered rate (“LIBOR”) plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AAA (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated AA+ (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated A+ (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80.0 million as of March 31, 2017.

In connection with the February 27, 2017 repayment of approximately $24.5 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $409,000, which consisted of approximately $181,000 in accelerated note discount expense and approximately $228,000 in accelerated deferred debt issuance costs.

During a period of four years from the initial closing date, all principal collections received by the 2012 Securitization Issuer were used to purchase new collateral. This reinvestment period ended on August 25, 2016 and as of March 31, 2017 the liabilities of TICC CLO 2012-1 are amortizing down.

As of March 31, 2017, there were 20 investments in portfolio companies with a total fair value of approximately $165.0 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at March 31, 2017 was approximately $0.4 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2017, TICC had a deferred debt issuance balance of approximately $1.0 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. As of March 31, 2017 TICC had an unamortized note discount balance of approximately $1.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2017 and 2016, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stated interest expense	$1,287,806	$1,851,556
Amortization of deferred issuance costs	42,592	85,720
Note discount expense	77,039	110,913
Loss on extinguishment	408,670	—
Total interest expense	$1,816,107	$2,048,189
Effective annualized average interest rate	6.35%	3.42%
Cash paid for interest	$1,395,611	$1,794,940

Effective January 1, 2017 and through February 27, 2017, the interest charged under the securitization was based on three-month LIBOR, which was 0.930%. Effective February 28, 2017 and through March 31, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.052%.

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through March 31, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%.

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2017, respectively, is as follows:

			Three Months Ended March 31, 2017
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.80233%	175	$456,846	$381,818
Class B-1 Notes	4.55233%	350	231,350	223,746
Class C-1 Notes	5.80233%	475	341,122	329,183
Class D-1 Notes	6.80233%	575	366,293	353,059
Total			$1,395,611	$1,287,806

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2016, respectively, is as follows:

			Three Months Ended March 31, 2016
TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.37910%	175	$963,963	$1,005,481
Class B-1 Notes	4.12910%	350	198,986	203,704
Class C-1 Notes	5.37910%	475	302,306	307,732
Class D-1 Notes	6.37910%	575	329,685	334,639
Total			$1,794,940	$1,851,556

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of March 31, 2017 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$40,795,063	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aaa”	“Aaa”	“Aa2”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of the Convertible Notes, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

and approximately $8.5 million of the Convertible Notes, respectively. At March 31, 2017, approximately $94.5 million aggregate principal amount of the convertible notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at March 31, 2017 was approximately $3.0 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2017, the Company had a deferred debt issuance balance of approximately $0.3 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

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

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three months ended March 31, 2017 and 2016, respectively:

Convertible Notes	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stated interest expense	$1,772,663	$2,156,250
Amortization of deferred issuance costs	125,483	154,332
Total interest expense	$1,898,146	$2,310,582
Effective annualized average interest rate	8.14%	8.06%
Cash paid for interest	$—	$—

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
March 31, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of March 31, 2017, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

The Convertible Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of TICC’s existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to TICC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of its subsidiary.

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$7,874,572	$4,044,516
Weighted average common shares outstanding – basic	51,479,409	53,003,354
Net increase in net assets resulting from net investment income per common share – basic	$0.15	$0.08
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$7,874,572	$4,044,516
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees(1)	—	—
Net investment income, as adjusted(1)	$7,874,572	$4,044,516
Weighted average common shares outstanding – basic	51,479,409	53,003,354
Share adjustments for dilutive effect of convertible notes(1)	—	—
Weighted average common shares outstanding – diluted(1)	51,479,409	53,003,354
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.15	$0.08

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 7. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net increase in net assets resulting from operations per common share – basic:
Net increase (decrease) in net assets resulting from operations	$12,053,959	$(17,113,895)
Weighted average common shares outstanding – basic	51,479,409	53,003,354
Net increase (decrease) in net assets resulting from operations per common share – basic	$0.23	$(0.32)
Net increase (decrease) in net assets resulting from operations per common share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$12,053,959	$(17,113,895)
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees(1)	1,518,516	—
Net increase (decrease) in net assets resulting from operations, as adjusted(1)	$13,572,475	$(17,113,895)
Weighted average common shares outstanding – basic	51,479,409	53,003,354
Share adjustments for dilutive effect of convertible notes(1)	8,248,298	—
Weighted average common shares outstanding – diluted(1)	59,727,707	53,003,354
Net increase (decrease) in net assets resulting from operations per common share – diluted(1)	$0.23	$(0.32)

(1)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the quarters ended March 31, 2017 and 2016, the adjustments for interest on the Convertible Notes, base management fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for dilutive effect of convertible notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the quarters ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$1,518,516	$2,255,302
Share adjustments for dilutive effect of convertible notes	8,248,298	10,033,152
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$—	$2,255,302
Share adjustments for dilutive effect of convertible notes	—	10,033,152

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS

TICC pays TICC Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee” or “Investment Advisory Fee”) and an incentive fee. The cost of both the Base Fee payable to TICC Management and any incentive fees earned by TICC Management are ultimately borne by TICC’s common stockholders.

Base Managment Fee

Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of TICC’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter (however, no Base Fee will be payable on the cash proceeds received by the Company in connection with any share or debt issuances until such proceeds have been invested in accordance with TICC’s investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The following table represents the Base Fee for the three months ended March 31, 2017 and March 31, 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Investment Advisory Fee	$2,270,002	$3,705,723

The Investment Advisory Fee payable to TICC Management as of March 31, 2017 and December 31, 2016 was $2,270,002 and $2,544,576, respectively.

Incentive Fee

The incentive fee has two parts: the “Net Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the current calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus TICC’s operating expenses accrued during the calendar quarter (including the Base Fee, expenses payable under a separate agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. TICC Management will not be under any obligation to reimburse TICC for any part of the incentive fee it received that was based on accrued income that it never received as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS  – (continued)

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

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarters ended March 31, 2017 and March 31, 2016 were 6.93% and 6.76%, respectively.

The following table represents the net investment income incentive fees for each of the quarters ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net investment income incentive fee	$1,053,480	$—

The net investment income incentive fee payable to TICC Management as of March 31, 2017 and December 31, 2016 was approximately $1,053,480 and $1,128,805, respectively.

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consists of its realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS  – (continued)

accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

There were no capital gains incentive fees incurred during the three months ended March 31, 2017 and 2016. There were no accrued capital gains incentive fees payable to TICC Management as of March 31, 2017 and December 31, 2016.

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

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce holds a minority, non-controlling interest in TICC Management. BDC Partners manages the business and internal affairs of TICC Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Charles M. Royce, a member of the Company’s Board of Directors, does not take part in the management or participate in the operations of TICC Management.

For the three months ended March 31, 2017 and 2016, TICC incurred $235,034 and $241,185, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners. Further, TICC incurred $27,738 and $27,738 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, amounts payable under the Administration Agreement were $29,890 and $0, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 9. DISTRIBUTIONS

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

We have adopted an “opt out” distribution reinvestment plan for our common shareholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the quarters ended March 31, 2017 and 2016, the Company did not issue any shares of common stock to shareholders in connection with the distribution reinvestment plan. On March 31, 2017 the Company paid a distribution of $0.20 per share. The Company has a distribution reinvestment plan under which distributions are paid to stockholders in the form of additional shares issued or purchased in the open market, unless a stockholder elects to receive cash.

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

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at March 31, 2017 was $7.53, and at December 31, 2016 was $7.50. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 11. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income
Stated interest income	$6,784,639	$8,646,061
Original issue discount and market discount income	310,032	181,982
Payment-in-kind income	56,219	53,709
Discount income derived from unscheduled remittances at par	3,498	5,318
Total interest income	$7,154,388	$8,887,070
Income from securitization vehicles	$8,569,603	$5,921,551
Commitment, amendment and other fee income
Fee letters	$341,242	$337,978
Loan prepayment and bond call fees	174,360	—
All other fees	225,887	121,883
Total commitment, amendment and other fee income	$741,489	$459,861
Total investment income	$16,465,480	$15,268,482

The 1940 Act requires that a business development company offer managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2017 and 2016, respectively, the Company received no fee income for managerial assistance.

NOTE 12. SHARE REPURCHASE PROGRAM

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016. During the year ended December 31, 2016, under that repurchase program, the Company repurchased 4,917,026 shares of outstanding common stock for approximately $25.6 million at the average weighted price of $5.20 per share, inclusive of commission, while complying with the prohibitions under TICC’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act. The Company did not repurchase shares of its common stock during the three months ended March 31, 2017, as the Board authorized program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 12. SHARE REPURCHASE PROGRAM  – (continued)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	$39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	$26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	$25.8 million
Total – three months ended March 31, 2016	4,917,026		4,917,026

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of March 31, 2017, the Company had no commitments to purchase additional investments.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2017 and 2016, respectively, are as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Per Share Data
Net asset value at beginning of period	$7.50	$6.40
Net investment income(1)	0.15	0.08
Net realized and unrealized capital gains (losses)(2)	0.08	(0.42)
Net change in net asset value from operations	0.23	(0.34)
Distributions per share from net investment income	(0.20)	(0.29)
Distributions based on weighted average share impact	—	0.01
Total distributions(3)	(0.20)	(0.28)
Effect of shares repurchased, gross	—	0.11
Net asset value at end of period	$7.53	$5.89
Per share market value at beginning of period	$6.61	$6.08
Per share market value at end of period	$7.38	$4.80
Total return(4)	14.67%	(16.28)%
Shares outstanding at end of period	51,479,409	51,479,409

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS  – (continued)

Ratios/Supplemental Data
Net assets at end of period (000’s)	387,751	303,304
Average net assets (000’s)	386,872	326,972
Ratio of expenses to average net assets(5)	8.88%	13.73%
Ratio of net investment income to average net assets(5)	8.14%	4.95%
Portfolio turnover rate	7.87%	1.98%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.
(6)	The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Ratio of expenses to average net assets:
Expenses before incentive fees	7.79%	13.73%
Net investment income incentive fees	1.09%	—%
Ratio of expenses, excluding interest expense, to average net assets	5.04%	8.40%

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company is currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on its consolidated financial statements. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of ASU 2016-18 and guidance is not expected

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

to have a material impact on its consolidated financial statements from adopting this standard, however, upon adoption of the standard, restricted cash will be included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statement issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

NOTE 16. CONCENTRATION OF CREDIT RISK

The Company places its cash in an overnight money market account and, at times, cash and cash equivalents may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the Company’s portfolio may be concentrated in a limited number of portfolio companies, which will subject the Company to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if those sectors experience a market downturn.

NOTE 17. RISKS AND UNCERTAINTIES

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though the Company may have structured its investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize the Company’s debt

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

NOTE 17. RISKS AND UNCERTAINTIES  – (continued)

holding and subordinate all or a portion of the Company’s claim to that of other creditors. These events could harm the Company’s financial condition and operating results.

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

NOTE 18. SUBSEQUENT EVENTS

On April 12, 2017, TICC completed an underwritten public offering of $64,370,225 in aggregate principal amount of 6.50% unsecured notes due 2024. The notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31,

2016, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except where the context requires otherwise, the terms “TICC,” “Company,” “we,” “us” and “our” refer to TICC Capital Corp. together with its subsidiary, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”); “TICC Management” refers to TICC Management, LLC; and “BDC Partners” refers to BDC Partners, LLC.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities pursuant to or following a syndication process and Collateralized Loan Obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member and a related party, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2017, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 21 and 91 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 8.4%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2017, including accretion of original issue discount. There can be no assurance that the weighted average yield will remain at its current level.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of March 31, 2017.

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

Syndicated Loans

In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that it owns may not be determinative of their fair value or when no market indicative quote is available, we may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, TICC Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

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

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board of Directors, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by TICC Management. TICC Management also retains the authority to seek, on our behalf, additional third party valuations with respect to our bilateral portfolio securities, our syndicated loan investments, and CLO investment vehicles. Our Board of Directors retain ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

Our assets measured at fair value on a recurring basis at March 31, 2017 were as follows:

Assets ($ in millions)	Fair Value Measurements at Reporting Date Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$—	$326.1	$326.1
Subordinated Debt(1)	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	158.7	158.7
Equity and Other Investments	—	—	8.9	8.9
Total Investments at fair value	—	—	497.1	497.1
Cash and cash equivalents	66.0	—	—	66.0
Total assets at fair value	$66.0	$—	$497.1	$563.1

(1)	Includes rounding adjustments to reconcile period balances.

Our assets measured at fair value on a recurring basis at December 31, 2016 were as follows:

Assets ($ in millions)	Fair Value Measurements at Reporting Date Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior Secured Notes	$—	$4.7	$368.3	$373.0
Subordinated Debt	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	200.8	200.8
Equity and Other Investments	—	—	12.7	12.7
Total Investments at fair value	—	4.7	585.2	589.9
Cash and cash equivalents	8.3	—	—	8.3
Total assets at fair value	$8.3	$4.7	$585.2	$598.2

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about our Level 3 fair value measurements as of March 31, 2017 and December 31, 2016, respectively. Our valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that we use in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to our fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
	Fair Value as of March 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$301.9	Market quotes	NBIB(1)	75.4% – 100.5%/97.4%
	24.2	Market quotes/ Enterprise value(7)	NBIB(1)	98.2% – 101.0%/98.8%
			EBITDA(2)	$33.4 – $179.6/ncm(4)
			Market multiples(2)	5.5x – 6.5x/ncm(4)
subordinated	0.7	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
CLO debt	2.7	Market quotes	NBIB(1)	89.7%/ncm(4)
CLO equity	152.2	Market quotes	NBIB(1)	4.0% – 104.0%/50.8%

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
	Fair Value as of March 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input
	0.9	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 17.4%/15.5%
	5.6	Recent transactions	Actual trade/payoff(6)	34.4%/ncm(4)
Equity Shares	8.7	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$33.4/ncm(4)
			Market multiples(2)	5.5x – 6.5x/ncm(4)
Other investments	0.2	Other	N/A	N/A
Total Fair Value for Level 3 Investments	$497.1

(1)	We generally use prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	We will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. We will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For our corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of our securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Significant increases or decreases in any of the unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements			Range/Weighted Average(8)
	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input
Corporate debt investments syndicated	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%
	11.8	Yield Analysis	NBIB(1)	97.3%/ncm(4)
			Discount Margin	6.4%/ncm(4)
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%
	14.3	Market quotes/ Enterprise value(7)	NBIB(1)	98.0% – 101.0%/98.5%
			EBITDA multiples(2)	4.5x – 6.25x/ncm(4)
subordinated	0.7	Market quotes/ Enterprise value(7)	NBIB(1)	101.0%/ncm(4)
			EBITDA multiples(2)	4.5x – 5.0x/ncm(4)
CLO debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)
CLO equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%
Equity Shares	12.4	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)	$35.2 – $170.7/ncm(4)
			Market multiples(2)	4.5x – 9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$585.2

(1)	We generally use prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (NBIB) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	We will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. We will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2017 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$40,498	$40,795	$—	$—	$40,795
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,646	20,050	—	—	20,050
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,398	23,086	—	—	23,086
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,315	21,158	—	—	21,158
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(962)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	101,895	105,089	—	—	105,089
2017 Convertible Notes(2)	94,242	96,787	—	—	96,787
Total	$196,137	$201,876	$—	$—	$201,876

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $300 at March 31, 2017
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$64,788	$65,282	$—	$—	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,633	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,375	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,290	21,210	—	—	21,210
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(1,232)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	125,854	129,575	—	—	129,525
2017 Convertible Notes(2)	94,117	96,906	—	—	96,906
Total	$219,971	$226,481	$—	$—	$226,481

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $425 at December 31, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

A reconciliation of the fair value of investments for the three months ended March 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized gains (losses) included in earnings	0.6	—	—	(8.6)	2.5	(5.5)
Unrealized appreciation/(depreciation) included in earnings	9.8	—	—	1.9	(2.1)	9.6
Accretion of discount	0.3	—	—	—	—	0.3
Purchases(1)	8.4	—	—	39.2	—	47.6
Repayments and Sales(1)	(61.3)	—	—	(62.5)	(4.2)	(128.0)
Reductions to CLO Equity cost value(2)	—	—	—	(12.1)	—	(12.1)
Payment in Kind income(1)	—	—	—	—	—	—
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at March 31, 2017	$326.1	$0.7	$2.7	$158.7	$8.9	$497.1
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$10.3	$—	$—	$(6.4)	$0.4	$4.3

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the quarter ended March 31, 2017, of approximately $20.7 million and the effective yield interest income of approximately $8.6 million.

A reconciliation of the fair value of investments for the year ended December 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized (losses) gains included in earnings	(3.7)	—	1.7	(9.2)	(3.0)	(14.2)
Unrealized appreciation included in earnings(1)	19.0	—	0.5	73.6	6.4	99.5
Accretion of discount	0.8	—	0.3	—	—	1.1
Purchases	95.7	—	6.7	68.6	0.5	171.5
Repayments and Sales(1)	(188.2)	—	(8.6)	(77.0)	—	(273.8)
Reductions to CLO Equity Cost Value(2)	—	—	—	(34.2)	—	(34.2)
Payment in Kind income	0.2	0.1	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.9	$—	$0.5	$50.7	$3.5	$64.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$326.1	65.6%	$373.0	63.2%
Subordinated Debt	0.7	0.1%	0.7	0.1%
CLO Debt	2.7	0.6%	2.7	0.5%
CLO Equity	158.7	31.9%	200.8	34.0%
Equity and Other Investments	8.9	1.8%	12.7	2.2%
Total	$497.1	100.0%	$589.9	100.0%

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2017 and December 31, 2016, we had no investments on non-accrual status.

In addition, we earn income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. OID and market discounts are capitalized and amortized into income using the interest method, as applicable.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. See the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have investments in our portfolio which contain a contractual payment-in-kind provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though we have not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

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

Commitment, Amendment Fee Income and Other Income

Commitment, amendment fee income and other income includes prepayment, amendment, and other fees earned by our loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. We may also earn success fees associated with our investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

Recently Issued Accounting Standards

See Note 15 to our consolidated financial statements for a description of recent accounting pronouncements, including the impact on our consolidated financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $497.1 million and $589.9 million as of March 31, 2017 and December 31, 2016, respectively. The decrease in the value of investments during the three month period ended March 31, 2017, was due primarily to debt repayments and sales of securities totaling approximately $132.8 million and realized losses of $5.5 million, partially offset by purchases of investments of approximately $47.6 million and net unrealized appreciation on our investment portfolio of approximately $9.6 million (which incorporates reductions to CLO equity cost value of $12.1 million). Refer to the table below which reconciles the investment portfolio for the three months ended March 31, 2017 and the year ended December 31, 2016.

During the quarter ended March 31, 2017, we closed approximately $47.6 million in portfolio investments, including additional investments of approximately $19.8 million in existing portfolio companies and approximately $27.8 million in new portfolio companies. For the year ended December 31, 2016, we closed approximately $171.6 million in portfolio investments, including additional investments of approximately $71.3 million in existing portfolio companies and approximately $100.3 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the quarter ended March 31, 2017, we recognized proceeds of approximately $81.2 million from sales, and, for the year ended December 31, 2016, we recognized proceeds of approximately $176.8 million from the sales of securities. Also, during the quarter ended March 31, 2017, we had repayments and amortization payments of approximately $51.6 million and, for the year ended December 31, 2016, we had repayments and amortization payments of approximately $115.1 million.

As of March 31, 2017, we had investments in debt securities of, or loans to, 25 portfolio companies, with a fair value of approximately $329.5 million, and equity investments of approximately $167.6 million. These debt investments included approximately $0.1 million in capitalized PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2016, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $376.4 million, and equity investments of approximately $213.5 million. These debt investments included approximately $0.3 million in capitalized PIK interest.

A reconciliation of the investment portfolio for the three months ended March 31, 2017 and the year ended December 31, 2016 follows:

($ in millions)	March 31, 2017	December 31, 2016
Beginning Investment Portfolio	$589.9	$656.7
Portfolio Investments Acquired	47.6	171.6
Debt repayments	(51.6)	(115.1)
Sales of securities	(81.2)	(176.8)
Reductions to CLO equity cost value(1)	(12.1)	(34.2)
Payment in Kind(2)	0.1	0.3
Accretion of discounts on investments	0.3	1.1
Net Unrealized Appreciation	9.6	100.6
Net Realized Losses	(5.5)	(14.3)
Ending Investment Portfolio	$497.1	$589.9

(1)	For the three months ended March 31, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the three months ended March 31, 2017, of approximately $20.7 million and the effective yield interest income of approximately $8.6 million. For the year ended December 31, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2016, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio at December 31, 2016.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
March 31, 2017	$47.6	$51.6	$12.1	$81.2
Total	$47.6	$51.6	$12.1	$81.2
December 31, 2016	$27.0	$1.9	$3.9	$51.6
September 31, 2016	58.4	50.5	9.4	74.7
June 30, 2016	73.4	60.0	9.5	36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total	$171.6	$115.1	$34.2	$176.8

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2017 and December 31, 2016:

($ in millions)	March, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$326.1	65.6%	$373.0	63.2%
Subordinated Debt	0.7	0.1%	0.7	0.1%
CLO Debt	2.7	0.6%	2.7	0.5%
CLO Equity	158.7	31.9%	200.8	34.0%
Equity and Other Investments	8.9	1.8%	12.7	2.2%
Total	$497.1	100.0%	$589.9	100.0%

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, we held qualifying assets that represented 72.7% of our total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$161.4	32.5%	$203.5	34.5%
Business services	81.6	16.4%	80.3	13.6%
Telecommunication services	79.0	15.9%	96.7	16.4%
Printing and publishing	58.9	11.8%	62.9	10.7%
Financial intermediaries	25.5	5.1%	47.0	8.0%
Software	18.9	3.8%	18.7	3.2%
Consumer services	16.7	3.4%	16.9	2.9%
Diversified insurance	15.2	3.1%	15.1	2.5%
IT consulting	12.0	2.4%	11.6	2.0%
Logistics	10.7	2.1%	10.6	1.8%
Computer hardware	7.3	1.5%	7.9	1.3%
Aerospace and defense	5.4	1.1%	5.5	0.9%
Education	4.5	0.9%	4.3	0.7%
Travel	—	0.0%	8.9	1.5%
Total	$497.1	100.0%	$589.9	100.0%

(1)	Reflects our debt and equity investments in CLOs as of March 31, 2017 and December 31, 2016, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2017 and December 31, 2016, our portfolio had a weighted average grade of 2.3 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At March 31, 2017 and December 31, 2016, our debt investment portfolio was graded as follows:

Grade	Summary Description	March 31, 2017
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	235.1	69.6%	232.3	70.5%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche	102.9	30.4%	97.2	29.5%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$338.0	100.0%	$329.5	100.0%

Grade	Summary Description	December 31, 2016
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	309.7	78.3%	301.9	80.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.8	21.7%	74.5	19.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$395.5	100.0%	$376.4	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2017 to the three months ended March 31, 2016.

Investment Income

Investment income for the three months ended March 31, 2017 and March 31, 2016 was approximately $16.5 million and $15.3 million, respectively, reflecting an increase of $1.2 million. The following tables set forth the components of investment income for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income
Stated interest income	$6,784,639	$8,646,061
Original issue discount and market discount income	310,032	181,982
Payment-in-kind income	56,219	53,709
Discount income derived from unscheduled remittances at par	3,498	5,318
Total interest income	$7,154,388	$8,887,070
Income from securitization vehicles	$8,569,603	$5,921,551
Commitment, amendment and other fee income
Fee letters	$341,242	$337,978
Loan prepayment and bond call fees	174,360	—
All other fees	225,887	121,883
Total commitment, amendment and other fee income	$741,489	$459,861
Total investment income	$16,465,480	$15,268,482

The increase in total investment income was primarily due to an increase in income from securitization vehicles of approximately $2.6 million resulting largely from an increased weighted average effective yield on our CLO equity portfolio, partially offset by a $1.9 million decrease in stated interest income as a result of a smaller portfolio due to loan sale activity because we sold certain assets to fund our voluntary partial repayment of the TICC CLO 2012-1 class A-1 notes (during the first quarter ended March 31, 2017 and the third and fourth quarters of the fiscal year ended December 31, 2016), and partial repurchase of outstanding shares of Convertible Notes (during the fourth quarter of the fiscal year ended December 31, 2016). The total principal value of income producing debt investments as of March 31, 2017 and March 31, 2016 was approximately $338.0 million and $487.0 million, respectively.

As of March 31, 2017, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 21 and 91 months compared to stated interest rates of 4.25% to 15.00% and maturity dates between 5 and 94 months as of March 31, 2016. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 8.4% as of March 31, 2017, compared to approximately 7.1% as of March 31, 2016. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans and the restructuring of our investment held in RBS Holding Company.

Operating Expenses

Total expenses for the quarters ended March 31, 2017 and 2016 were approximately $8.6 million and $11.2 million, respectively. These amounts consisted of investment advisory fees, interest expense and other debt financing expenses, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the quarter ended March 31, 2017 were approximately $7.5 million, which decreased by approximately $3.7 million from the quarter ended March 31, 2016, largely attributable to lower base management fees, interest expense, and professional fees. Expenses before incentive fees for the quarter ended March 31, 2016 were approximately $11.2 million.

The investment advisory base management fees for the quarter ended March 31, 2017 were approximately $2.3 million compared with $3.7 million for the quarter ended March 31, 2016. That decrease was due largely to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” below, for discussion of ongoing fee waivers), as well as a decline in the weighted average gross assets due to the sale of certain assets to fund the voluntary partial repayment of the TICC CLO 2012-1 LLC class A-1 notes and partial repurchase of outstanding shares of Convertible notes (refer to discussion in the Liquidity and Capital Resources section below). At March 31, 2017 and December 31, 2016, approximately $2.3 million and $3.7 million, respectively, of base management fees remained payable to TICC Management.

Interest expense and other debt financing expenses for the first quarter of 2017 were approximately $3.7 million, which was directly related to our TICC CLO 2012-1 debt and 7.50% Convertible Notes due 2017 (“Convertible Notes”), compared to interest expense and other debt financing expenses of approximately $4.4 million for the quarter ended March 31, 2016. The primary driver of the decrease was the partial repayment of the TICC CLO 2012-1 Class A-1 notes totaling approximately $135.2 million ($110.7 million during the third and fourth quarters of the year ended December 31, 2016 and approximately $24.5 million on February 27, 2017) and the partial repayment of approximately $20.5 million on the Convertible Notes outstanding in December 2016. The aggregate accrued interest which remained payable at March 31, 2017, was approximately $3.4 million, comprised of $0.4 million for the notes of TICC CLO 2012-1 and $3.0 million for the Convertible Notes. The aggregate interest payable at December 31, 2016, was approximately $1.7 million.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $0.8 million for the quarter ended March 31, 2017, compared to approximately $2.0 million for the quarter ended March 31, 2016. This represented a decrease of approximately $1.2 million primarily due to expenses recognized during the quarter ended March 31, 2016 related to the engagement of legal and financial advisors to the Special Committee of the Board of Directors.

Compensation expenses were approximately $0.2 million for the quarter ended March 31, 2017, compared to approximately $0.2 million for the quarter ended March 31, 2016, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. At March 31, 2017 and December 31, 2016, respectively, approximately $30,000 and $64,000 of compensation expense remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.6 million for the three months ended March 31, 2017, compared to approximately $0.9 million for the three months ended March 31, 2016. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended March 31, 2017 was approximately $1.1 million, compared to $0 in the three months ended March 31, 2016 as no incentive fees were earned for that period.

The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter (see “Note 8. Related Party Transactions” in the notes to our consolidated financial statements). For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2017 and March 31, 2016, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2017 and March 31, 2016, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2017, we recognized net realized losses on investments of approximately $5.5 million, which primarily reflects the losses from the sale of several CLO equity investments, partially offset by the gains realized as a result of the repayment of our investment in Integra Telecom common equity.

For the three months ended March 31, 2017, our net change in unrealized appreciation/depreciation was approximately $9.6 million primarily due to improvements in the corporate loan market, composed of $12.6 million in gross unrealized appreciation, $8.3 million in gross unrealized depreciation and approximately $5.3 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $12.1 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended March 31, 2017 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Source Hov, LLC	$5.7
Mountain Hawk III CLO, Ltd.	3.6
Shackleton 2013-IV CLO, Ltd.	3.5
Benefit Street 2013 CLO Equity	2.8
Aricent Technologies, Inc.	2.2
York CLO-1, Ltd.	(1.3)
Integra Telecom Holdings, Inc.	(2.4)
Net all other(1)	(4.5)
Total	$9.6

(1)	Unrealized gains and losses of less than $1.0 million have been combined.

For the quarter ended March 31, 2016, we recorded net realized losses on investments of approximately $0.6 million, which primarily reflects the losses from the sale of several debt investments.

Based upon the fair value determinations made in good faith by the Board of Directors, during the quarter ended March 31, 2016, we had net unrealized depreciation of $20.6 million, composed of $12.4 million in gross unrealized appreciation, $33.3 million in gross unrealized depreciation and approximately $0.3 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $11.4 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2016 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Securus Technologies, Inc.	$3.1
Global Tel Link Corp.	2.0
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)	1.4
Serena Software, Inc.	1.2
Aricent Technologies, Inc.	(1.1)
Telos CLO 2013-3, Ltd.	(1.2)
Newmark Capital Funding 2013-1 CLO Ltd.	(1.5)
Mountain Hawk III CLO, Ltd.	(1.5)
Birch Communications, Inc.	(1.7)
RBS Holding Company	(3.1)
Merrill Communications, LLC	(3.6)
Source Hov, LLC	(8.6)
Net all other(1)	(6.0)
Total	$(20.6)

(1)	Unrealized gains and losses of less than $1.0 million have been combined.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2017 and March 31, 2016 was approximately $7.9 million and $4.0 million, respectively, or an increase of $3.9 million. The net increase was the result of higher investment income of $1.2 million and lower total expenses (including net investment income incentive fees) of $2.6 million for the three months ended March 31, 2017.

For the three months ended March 31, 2017, the net increase in net assets resulting from net investment income per common share was $0.15 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.08 (basic and diluted) for the three months ended March 31, 2016. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended March 31, 2017, the net increase in the net assets resulting from core net investment income per common share was $0.20 (basic and diluted), compared to $0.29 (basic and diluted) for the three months ended March 31, 2016.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2017 was approximately $12.1 million compared with a net decrease in net assets resulting from operations of approximately $17.1 million for the three months ended March 31, 2016. This increase was largely due to greater unrealized appreciation on investments of $30.2 million and an increase in net investment income of $3.9 million, partially offset by a decrease in net realized losses on investments of $4.9 million.

For the three months ended March 31, 2017, the net increase in net assets resulting from operations per common share was $0.23 (basic and diluted), compared to a net decrease in net assets resulting from operations per share of approximately $0.32 (basic and diluted) for the three months ended March 31, 2016. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended 2016, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments (excluding those cash distributions believed to represent a taxable return of capital) and also excludes any capital gains incentive fees we recognize but have no obligation to pay in any period. The Company did not recognize any capital gains incentive fees for the quarter ended March 31, 2017.

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

The following tables provide a reconciliation of net investment income to core net investment income for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$7,874,572	$0.153	$4,044,516	$0.076
CLO equity additional distributions	2,547,993	0.049	11,434,828	0.216
Core net investment income	$10,422,565	$0.202	$15,479,344	$0.292

In addition, the following ratio is presented to supplement the financial highlights included in “Note 14. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Ratio of core net investment income to average net assets	10.78%	18.94%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Ratio of net investment income to average net assets	8.14%	4.95%
Ratio of CLO equity additional distributions to net assets	2.64%	13.99%
Ratio of core net investment income to average net assets	10.78%	18.94%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, cash and cash equivalents were approximately $66.0 million as compared to approximately $8.3 million at December 31, 2016. For the three months ended March 31, 2017, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $106.0 million, largely reflecting proceeds from principal repayments and reductions to cost value and sales of investments of approximately $128.1 million and reductions to CLO equity cost value of $12.1 million partially offset by purchases of new investments of approximately $44.6 million and net change in unrealized appreciation/depreciation of $9.6 million. For the three months ended March 31, 2017, net cash used in investing activities of approximately $13.8 million reflects the change in restricted cash in the 2012 Securitization Issuer. For the three months ended March 31, 2017, net cash used in financing activities was approximately $34.5 million, reflecting the distribution of dividends and partial repayment of TICC CLO 2012-1 LLC Class A-1 notes payable.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in principal amount of 6.50% unsecured notes due 2024 and intend to use the net proceeds from this offering to repay or repurchase a portion of the outstanding indebtedness under the 7.50% convertible notes due 2017, which currently amounts to approximately $94.5 million plus accrued interest as of March 31, 2017.

We expect to use the net proceeds from this offering to repay a portion of the outstanding indebtedness under our 7.50% Convertible Notes due November 1, 2017, which amounted to approximately $94.5 million plus accrued interest as of March 31, 2017.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2017 is as follows:

Contractual obligations	Total	Payments Due by Period			More than 5 years
		Less than 1 year	1 – 3 years	3 – 5 years
Long-term debt obligations:
TICC CLO 2012-1 LLC	$104,795,063	$—	$—	$—	$104,795,063
TICC Convertible Notes	94,542,000	94,542,000	—	—	—
Total	$199,337,063	$94,542,000	$—	$—	$104,795,063

See also “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of March 31, 2017, our asset coverage for borrowed amounts was 292.9%.

The weighted average stated interest rate and weighted average maturity on all of our debt outstanding as of March 31, 2017 were 5.97% and 3.6 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and

2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, and February 27, 2017, the 2012 Securitization Issuer repaid $36.0 million, approximately $74.7, and approximately $24.5 million of the class A-1 notes, respectively. As of March 31, 2017, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of $105 million and were issued in four classes. The class A-1 notes have a current face amount of $41 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month London interbank offered rate (“LIBOR”) plus 1.75%. The class B-1 notes have a current face amount of $20 million, are rated AAA (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23 million, are rated AA+ (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21 million, are rated A+ (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. We presently own all of the 2012 Subordinated Notes, which totaled $80 million as of March 31, 2017.

In connection with the February 27, 2017 repayment of $24.5 million, we incurred debt extinguishment costs of approximately $409,000, which consisted of approximately $181,000 in accelerated note discount expense and approximately $228,000 in accelerated deferred debt issuance costs.

During a period of four years from the initial closing date, all principal collections received by the 2012 Securitization Issuer were used to purchase new collateral. This reinvestment period ended on August 25, 2016 and as of March 31, 2017 the liabilities of TICC CLO 2012-1 are amortizing down.

As of March 31, 2017, there were 20 investments in portfolio companies with a total fair value of approximately $165.0 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at March 31, 2017 was approximately $0.4 million. Deferred debt issuance costs consist of fees and expenses incurred in connection with debt offerings. As of March 31, 2017, TICC had a deferred debt issuance balance of approximately $0.9 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. As of March 31, 2017, we had an unamortized note discount balance of approximately $1.9 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2017 and 2016, respectively:

TICC CLO 2012-1 LLC	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stated interest expense	$1,287,806	$1,851,556
Amortization of deferred issuance costs	42,592	85,720
Note discount expense	77,039	110,913
Loss on extinguishment	408,670	—
Total interest expense	$1,816,107	$1,860,249
Effective annualized average interest rate	6.35%	3.42%
Cash paid for interest	$1,395,611	$1,794,940

Effective January 1, 2017 and through February 27, 2017, the interest charged under the securitization was based on three-month LIBOR, which was 0.930%. Effective February 28, 2017 and through March 31, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.052%.

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through March 31, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%.

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2017, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2017
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.80233%	175	$456,846	$381,818
Class B-1 Notes	4.55233%	350	231,350	223,746
Class C-1 Notes	5.80233%	475	341,122	329,183
Class D-1 Notes	6.80233%	575	366,293	353,059
Total			$1,395,611	$1,287,806

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three months ended March 31, 2016, respectively, is as follows:

TICC CLO 2012-1 LLC	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended March 31, 2016
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.37910%	175	$963,963	$1,005,481
Class B-1 Notes	4.12910%	350	198,986	203,704
Class C-1 Notes	5.37910%	475	302,306	307,732
Class D-1 Notes	6.37910%	575	329,685	334,639
Total			$1,794,940	$1,851,556

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, we repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. At March 31, 2017, $94.5 million aggregate principal amount of the convertible notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at March 31, 2017 was approximately $3.0 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of March 31, 2017, we had a deferred debt issuance balance of approximately $0.3 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three months ended March 31, 2017 and 2016, respectively:

Convertible Notes	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stated interest expense	$1,722,663	$2,156,250
Amortization of deferred issuance costs	125,483	154,332
Total interest expense	$1,898,146	$2,310,582
Effective annualized average interest rate	8.14%	8.06%
Cash paid for interest	$—	$—

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

As of March 31, 2017, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of its subsidiary.

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2016 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended March 31, 2017 was approximately $8.6 million, we received or were entitled to receive approximately $20.7 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2015:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
February 27, 2017	September 15, 2017	September 29, 2017	$0.20
February 27, 2017	June 16, 2017	June 30, 2017	0.20
February 27, 2017	March 16, 2017	March 31, 2017	0.20
Total (2017)			$0.60
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29
July 28, 2016	September 16, 2016	September 30, 2016	0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 15, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$1.16	(1)
Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14	(2)

(1)	Includes a taxable return of capital of approximately $0.10 per share for tax purposes.
(2)	Includes a return of capital of approximately $0.08 per share for tax purposes.

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

Mr. Royce has a minority, non-controlling interest in TICC Management, but he does not take part in the management or participate in the operations of TICC Management.

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

RECENT DEVELOPMENTS

On April 12, 2017, we completed an underwritten public offering of $64,370,225 in aggregate principal amount of 6.50% unsecured notes due 2024, which includes the partial exercise of $6,870,225 of the underwriters’ option to purchase up to an additional $8,625,000 in aggregate principal amount of notes. The notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

We intend to use the net proceeds from this offering to repay or repurchase a portion of the outstanding indebtedness under our 7.50% convertible notes due 2017, which amounted to approximately $94.5 million plus accrued interest as of March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, one debt investment in our portfolio was at a fixed rate, and the remaining 32 debt investments were at variable rates, representing approximately $0.7 million and $337.3 million in principal debt, respectively. At March 31, 2017, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2017. We have also assumed outstanding variable rate borrowings of $104.8 million. Under this analysis, net investment income would increase by $2.7 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $12.1 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our core net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of March 31, 2017. Under this analysis, the effect on core net investment income would be an increase of approximately $0.8 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on core net investment income would be an increase of approximately $3.8 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and our consolidated subsidiary are not currently subject to any material legal proceedings. From time to time, we and our consolidated subsidiary may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2017, and we did not issue shares of common stock under our distribution reinvestment plan. During the quarter ended March 31, 2017, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 38,159 shares of our common stock for $0.3 million in the open market to satisfy the reinvestment portion of our dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s report on Form 10-Q filed on November 7, 2016).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
4.2	Indenture, dated September 26, 2012, relating to the 7.50% Convertible Notes due 2017, by and between the Registrant and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s report on Form 8-K filed on September 27, 2012).
4.3	Form of Base Indenture (Incorporated by reference to Exhibit d.4 to the Registrant’s Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2 (File No. 333-183605), filed on January 11, 2013).
4.4	First Supplemental Indenture, dated April 12, 2017, relating to the 6.50% Notes due 2024, by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit d.6 to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2 (File No. 333-202672), filed on April 12, 2017).
4.5	Form of Global Note with respect to the 6.50% Notes due 2024 (Incorporated by reference to Exhibit 4.4 hereto, and Exhibit A therein).
10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).
10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q filed on November 6, 2014).
10.3	Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).
10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).
10.5	Purchase Agreement, dated August 13, 2012, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.6	Master Loan Sale Agreement, dated August 23, 2012, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.7	Indenture, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.8	Collateral Management Agreement, dated August 23, 2012, by and between TICC CLO 2012-1 LLC and TICC Capital Corp. (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 8-K filed on August 23, 2012).
10.9	Collateral Administration Agreement, dated August 23, 2012, by and among TICC CLO 2012-1 LLC, TICC Capital Corp. and The Bank of New York Mellon Trust Company, National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 8-K filed on August 23, 2012).

10.10	Upsize Purchase Agreement, dated January 24, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.11	Subordinated Note Purchase Agreement, dated February 25, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on February 26, 2013).
10.12	Second Upsize Purchase Agreement, dated May 21, 2013, by and among TICC Capital Corp., TICC CLO 2012-1 LLC and Guggenheim Securities, LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.13	Subordinated Note Purchase Agreement, dated May 28, 2013, by and among TICC Capital Corp. and TICC CLO 2012-1 LLC (Incorporated by reference to the Registrant’s report on Form 8-K filed on May 29, 2013).
10.14	TICC Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on March 10, 2016).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.
Date: May 8, 2017	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2017	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)