Form 10-Q
period 2017-06-30
TICC Capital Corp.
filed 2017-08-08
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 7, 2017 was 51,479,409.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Non-affiliated/non-control investments (cost: $467,724,988 @ 6/30/17; $616,542,612 @ 12/31/16)	$440,238,676	$578,297,069
Affiliated investments (cost: $10,467,049 @ 6/30/17; $7,497,229 @ 12/31/16)	14,517,716	11,626,007
Total investments at fair value (cost: $478,192,037 @ 6/30/17; $624,039,841 @ 12/31/16)	454,756,392	589,923,076
Cash and cash equivalents	88,751,878	8,261,698
Restricted cash	61,134,714	3,451,636
Interest and distributions receivable	6,820,485	9,682,672
Securities sold not settled	10,209,285	7,406
Other assets	1,487,698	1,130,018
Total assets	$623,160,452	$612,456,506
LIABILITIES
Accrued interest payable	$1,608,262	$1,731,111
Investment advisory fee and net investment income incentive fee payable to affiliate	3,392,314	3,673,381
Securities purchased not settled	2,956,250	—
Accrued expenses	989,825	1,089,043
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	71,092,564	125,853,720
Convertible senior notes payable, net of deferred issuance costs	94,369,112	94,116,753
6.50% unsecured notes due 2024, net of deferred issuance costs	62,179,537	—
Total liabilities	236,587,864	226,464,008
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,479,409 and 51,479,409 shares issued and outstanding, respectively	514,794	514,794
Capital in excess of par value	558,822,643	558,822,643
Net unrealized depreciation on investments	(23,435,645)	(34,116,765)
Accumulated net realized losses on investments	(100,530,769)	(95,605,057)
Distributions in excess of net investment income	(48,798,435)	(43,623,117)
Total net assets	386,572,588	385,992,498
Total liabilities and net assets	$623,160,452	$612,456,506
Net asset value per common share	$7.51	$7.50

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
JUNE 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
AmeriLife Group	diversified insurance
first lien senior secured notes, LIBOR + 4.75% (1.00% floor) due July 10, 2022(4)(5)(6)(10)(17)		$15,487,437	$15,364,794	$15,138,970
Aricent Technologies, Inc.	telecommunication services
second lien senior secured notes, LIBOR + 8.50% (1.00% floor) due April 14, 2022(4)(5)(10)(17)		14,000,000	14,008,910	14,026,320
Birch Communications, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 7.25% (1.00% floor) due July 15, 2020(4)(5)(6)(10)(15)		21,778,905	21,081,807	15,499,393
Capstone Logistics Acquisition, Inc.	logistics
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)		10,573,496	10,554,054	10,494,195
Edmentum, Inc. (F/K/A “Plato, Inc.”)	education
first lien senior secured notes, LIBOR + 4.50% (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)		5,996,578	5,969,853	4,522,439
First American Payment Systems	financial intermediaries
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due July 6, 2024(4)(5)(17)		1,500,000	1,456,810	1,470,000
Global Tel Link Corp	telecommunication services
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due November 23, 2020(4)(5)(10)(15)		13,000,000	12,914,392	12,943,190
Harbortouch Payments	financial intermediaries
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due October 11, 2024(4)(5)(17)		12,000,000	11,791,195	12,000,000
Help/Systems Holdings, Inc.	software
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(15)		10,000,000	9,697,103	9,762,500
Imagine! Print Solutions	business services
second lien senior secured notes, LIBOR + 8.75% (1.00% floor) due June 21, 2023(4)(5)(15)		13,000,000	12,805,507	12,805,000
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)		20,218,776	19,882,349	19,207,837
Keystone Acquisition Corp.	healthcare
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due May 1, 2024(4)(5)(15)		3,000,000	2,940,807	2,973,750
second lien senior secured notes, LIBOR + 9.25% (1.00% floor) due May 1, 2025(4)(5)(15)		10,000,000	9,802,878	9,887,500
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR + 5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(15)		12,763,037	12,666,456	12,794,945
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR + 5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,614,500	5,562,007	5,389,920
Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR + 6.75% (1.25% floor) due July 07, 2020(4)(5)(10)(17)		14,966,900	14,906,606	14,966,900
Polycom, Inc.	business services
second lien senior secured notes, LIBOR + 10.00% (1.00% floor) due September 27, 2024(4)(5)(17)		13,000,000	12,753,033	12,983,750
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Premiere Global Services, Inc.	business services
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 8, 2021(4)(5)(10)(14)(15)		$16,033,765	$14,764,744	$15,993,681
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due June 6, 2022(4)(5)(14)(17)		10,000,000	9,719,304	9,850,000
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(17)		5,638,392	5,612,825	5,625,706
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,382,253	6,410,688
Source Hov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(10)(14)(15)		16,087,500	15,796,575	16,087,500
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(15)		15,000,000	14,642,711	15,300,000
Unitek Global Services, Inc.	IT consulting
first lien senior secured tranche B term loan, LIBOR + 8.50%, (1.00% floor) due January 13, 2019(4)(5)(10)(15)		2,638,748	2,622,161	2,665,135
Total Senior Secured Notes			$263,699,134	$258,799,319	66.9%
Subordinated Debt
Unitek Global Services, Inc.	IT consulting
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)(15)		$722,906	$720,507	$730,135
Total Subordinated Debt			$720,507	$730,135	0.2%
Collateralized Loan Obligation – Debt Investments
Catamaran CLO 2012-1 Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due December 20, 2023(4)(5)(11)(12)(15)		$1,250,000	$1,179,934	$1,190,000
Telos CLO 2013-3, Ltd.	structured finance
CLO secured class F notes, LIBOR + 5.50% due January 17, 2024(4)(5)(11)(12)(15)		3,000,000	2,817,525	3,000,000
Total Collateralized Loan Obligation – Debt Investments			$3,997,459	$4,190,000	1.1%
Collateralized Loan Obligation – Equity Investments
ACAS CLO 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 91.92% due September 20, 2023(9)(11)(12)(19)		$6,000,000	$554,085	$30,000
AMMC CLO XI, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.65% due October 30, 2023(9)(11)(12)(19)		6,000,000	3,787,214	3,240,000
AMMC CLO XII, Ltd.	structured finance
CLO subordinated notes, estimated yield 9.21% due May 10, 2025(9)(11)(12)(19)		12,921,429	6,874,283	5,168,572
Anchorage Capital 6 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 25.18% due April 15, 2027(9)(11)(12)(19)		5,000,000	3,368,869	3,338,596
Ares XXV CLO Ltd.	structured finance
CLO subordinated notes, estimated yield -5.20% due January 17, 2024(9)(11)(12)(19)		15,500,000	3,339,637	2,790,000
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Ares XXVI CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 11.66% due April 15, 2025(9)(11)(12)(19)		$17,630,000	$8,752,140	$6,452,270
Ares XXIX CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 9.26% due April 17, 2026(9)(11)(12)(19)		12,750,000	8,621,486	6,364,243
Carlyle Global Market Strategies CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 21.20% due April 18, 2025(9)(11)(12)(19)		9,250,000	6,017,383	5,341,084
Catamaran CLO 2012-1 Ltd.	structured finance
CLO subordinated notes, estimated yield 2.05% due December 20, 2023(9)(11)(12)(19)		23,000,000	9,893,556	4,600,000
Cedar Funding II CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.48% due March 09, 2025(9)(11)(12)(19)		18,000,000	13,202,393	13,500,000
Cedar Funding VI CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 14.63% due October 20, 2028(9)(11)(12)(19)		3,700,000	3,391,394	3,441,000
CIFC Funding 2012-1, Ltd.	structured finance
CLO subordinated notes, estimated yield -15.85% due August 14, 2024(9)(11)(12)(19)		12,750,000	216,879	159,375
CIFC Funding 2014-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 21.97% due July 22, 2026(9)(11)(12)(19)		10,000,000	6,872,266	6,400,000
Eaton Vance 2015-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.30% due October 20, 2026(9)(11)(12)(19)		7,500,000	5,110,138	5,250,000
GoldenTree Loan Opportunities VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 36.91% due April 25, 2025(9)(11)(12)(19)		4,670,000	2,674,439	2,802,000
Hull Street CLO Ltd.	structured finance
CLO subordinated notes, estimated yield 17.89% due October 18, 2026(9)(11)(12)(19)		5,000,000	3,165,431	1,850,000
Ivy Hill Middle Market Credit Fund VII, Ltd.	structured finance
CLO subordinated notes, estimated yield 16.31% due October 20, 2025(9)(11)(12)(19)		14,000,000	11,427,520	9,731,717
Jamestown CLO V Ltd.	structured finance
CLO subordinated notes, estimated yield 23.73% due January 17, 2027(9)(11)(12)(19)		8,000,000	4,991,998	4,160,000
KVK CLO 2012-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 318.08% due February 10, 2025(9)(11)(12)(19)		5,000,000	—	—
KVK CLO 2013-2, Ltd.	structured finance
CLO subordinated notes, estimated yield 40.34% due January 15, 2026(9)(11)(12)(19)		18,200,000	8,159,973	7,280,000
Madison Park Funding XIX, Ltd.	structured finance
CLO subordinated notes, estimated yield 15.18% due January 22, 2028(9)(11)(12)(19)		5,422,500	5,364,686	5,802,075
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Marea CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield -13.11% due October 15, 2023(9)(11)(12)(19)		$16,217,000	$2,503,622	$162,170
Mountain Hawk III CLO, Ltd.	structured finance
CLO M notes due April 18, 2025(11)(12)(13)		2,389,676	—	109,420
Regatta V Funding, Ltd.	structured finance
CLO subordinated notes, estimated yield 25.40% due October 25, 2026(9)(11)(12)(19)		3,000,000	1,828,008	1,860,000
Steele Creek CLO 2014-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 20.54% due August 21, 2026(9)(11)(12)(19)		6,000,000	4,364,763	4,365,000
Telos CLO 2013-3, Ltd.	structured finance
CLO subordinated notes, estimated yield 29.11% due January 17, 2024(9)(11)(12)(19)		10,416,666	7,024,821	5,625,000
Telos CLO 2013-4, Ltd.	structured finance
CLO subordinated notes, estimated yield 30.39% due July 17, 2024(9)(11)(12)(19)		11,350,000	6,937,419	6,492,905
Telos CLO 2014-5, Ltd.	structured finance
CLO subordinated notes, estimated yield 27.20% due April 17, 2025(9)(11)(12)(19)		28,500,000	18,520,212	16,642,382
Venture XIV, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.97% due August 28, 2025(9)(11)(12)(19)		7,250,000	4,296,276	4,060,000
Venture XVII, Ltd.	structured finance
CLO subordinated notes, estimated yield 23.19% due July 15, 2026(9)(11)(12)(19)		6,200,000	4,242,374	3,856,185
Vibrant CLO V, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.83% due January 20, 2029(9)(11)(12)(19)		13,475,000	11,989,909	12,397,000
West CLO 2014-1, Ltd.	structured finance
CLO subordinated notes, estimated yield 17.39% due July 18, 2026(9)(11)(12)(19)		13,500,000	8,945,325	8,640,000
Windriver 2012-1 CLO, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.27% due January 17, 2024(9)(11)(12)(19)		7,500,000	4,912,830	4,191,401
Zais CLO 6, Ltd.	structured finance
CLO subordinated notes, estimated yield 18.77% due July 15, 2029(9)(11)(12)(19)		12,500,000	10,674,228	11,750,000
CLO equity side letter related investments (11)(12)(13)	structured finance		125,000	1,788,807
Total Collateralized Loan Obligation – Equity Investments			$202,150,556	$179,641,202	46.5%
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	INDUSTRY	SHARES	COST	FAIR VALUE(2)	% of Net Assets
Common Stock
Unitek Global Services, Inc.	IT consulting
Common Stock(7)(10)		1,244,188	$684,960	$472,791
Total Common Stock			$684,960	$472,791	0.1%
Preferred Equity
Unitek Global Services, Inc.	IT consulting
Series A Senior Preferred Equity(7)		3,002,455	$2,762,421	$3,002,455
Series A Preferred Equity(7)(10)		5,706,866	3,677,000	7,647,200
Total Preferred Equity			$6,439,421	$10,649,655	2.7%
Warrants
Unitek Global Services, Inc.	IT consulting
Warrants to purchase common stock(7)(10)		159,795	$—	$—
Total Warrants			$—	$—	0.0%
Other Investments
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(20)			$500,000	$273,290
Total Other Investments			$500,000	$273,290	0.1%
Total Investments(8)			$478,192,037	$454,756,392	117.6%
Cash and Cash Equivalents
First American Government Obligations Fund(21)			$88,751,878	$88,751,878
Total Cash and Cash Equivalents			$88,751,878	$88,751,878	23.0%
Total Investments, Cash and Cash Equivalents			$566,943,915	$543,508,270	140.6%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,719,484 of principal amount of debt investments which contain a PIK provision at June 30, 2017.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $14,833,547; aggregate gross unrealized depreciation for federal income tax purposes is $82,428,535. Net unrealized depreciation is $67,594,988 based upon a tax cost basis of $522,351,380.
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, the Company held qualifying assets that represented 70.3% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
JUNE 30, 2017
(unaudited)

(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 1-year LIBOR.
(17)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(18)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 180-day LIBOR.
(19)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(20)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(21)	Represents cash equivalents held in money market accounts as of June 30, 2017.

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
(continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (Continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	INDUSTRY	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Help/Systems Holdings, Inc.	software
senior secured notes, LIBOR + 5.25(1.00% floor) due October 18, 2021(4)(5)(6)(10)(15)		$8,910,000	$8,760,042	$8,887,725
second lien senior secured notes LIBOR + 9.50% (1.00% floor) due October 8, 2022(4)(5)(15)		10,000,000	9,676,019	9,500,000
iEnergizer Limited	printing and publishing
first lien senior secured notes, LIBOR +6.00% (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)		4,694,081	4,621,686	4,647,140
Jackson Hewitt Tax Service, Inc.	consumer services
first lien senior secured notes, LIBOR + 7.00% (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)		17,640,000	17,387,178	16,912,350
Merrill Communications, LLC	printing and publishing
first lien senior secured notes, LIBOR +5.25% (1.00% floor) due June 01, 2022(4)(5)(6)(10)(14)(15)		23,682,442	23,447,282	23,504,824
NAB Holdings, LLC	financial intermediaries
first lien senior secured notes, LIBOR +3.75% (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)		9,262,559	9,214,580	9,262,559
Novetta, LLC	aerospace and defense
first lien senior secured notes, LIBOR +5.00% (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)		5,643,000	5,586,051	5,466,656
Novitex Enterprise Solutions (f/k/a “Pitney Bowes Management Services, Inc.”)	printing and publishing
first lien senior secured notes, LIBOR +6.25% (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)		15,165,400	15,098,034	14,520,871
Polycom, Inc.	business services
first lien senior secured notes, LIBOR + 6.50% (1.00% floor) due September 27, 2023(4)(5)(14)(17)		6,769,583	6,497,271	6,803,431
second lien senior secured notes, LIBOR + 10.00% (1.00% floor) due September 27, 2024(4)(5)(14)(17)		13,000,000	12,744,436	12,870,000
Premiere Global Services, Inc.	business services
senior secured notes, LIBOR + 6.50% (1.00% floor) due December 8, 2021(4)(5)(6)(10)(15)		14,436,090	13,060,236	14,048,192
second lien senior secured notes, LIBOR + 9.50% (1.00% floor) due June 6, 2022(4)(5)(17)		5,000,000	4,804,450	4,800,000
Recorded Books, Inc. (f/k/a “Volume Holdings, Inc.”)	printing and publishing
senior secured notes, LIBOR + 4.50% (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)		8,720,058	8,684,453	8,632,857
Securus Technologies, Inc.	telecommunication services
first lien senior secured notes, LIBOR + 3.50% (1.25% floor) due April 30, 2020(4)(5)(6)(15)		5,824,573	5,792,824	5,795,450
second lien senior secured notes, LIBOR + 7.75% (1.25% floor) due April 30, 2021(4)(5)(10)(15)		6,400,000	6,379,907	6,256,000
SourceHov, LLC	business services
first lien senior secured notes, LIBOR + 6.75% (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)		16,537,500	16,195,897	14,883,750
second lien senior secured notes, LIBOR + 10.50% (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)		15,000,000	14,586,122	9,723,750
Stratus Technologies, Inc.	computer hardware
first lien senior secured notes, LIBOR +5.00% (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)		7,975,000	7,911,297	7,855,375
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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$6,717,197	$8,370,025	$13,789,404	$16,835,836
Income from securitization vehicles and investments	9,426,014	7,980,865	17,995,617	13,902,416
Commitment, amendment fee income and other income	768,682	389,965	1,510,171	849,826
Total investment income from non-affiliated/non-control investments	16,911,893	16,740,855	33,295,192	31,588,078
From affiliated investments:
Interest income – debt investments	100,260	80,287	182,441	159,712
Total investment income from affiliated investments	100,260	80,287	182,441	159,712
From control investments:
Interest income – debt investments	—	225,385	—	567,219
Total investment income from control investments	—	225,385	—	567,219
Total investment income	17,012,153	17,046,527	33,477,633	32,315,009
EXPENSES
Compensation expense	203,339	178,955	438,373	420,140
Investment advisory fee	2,182,173	2,411,762	4,452,175	6,117,485
Professional fees	589,841	1,182,148	1,342,234	3,207,533
Interest expense	4,633,367	4,434,109	8,347,620	8,792,881
General and administrative	651,417	796,981	1,217,163	1,689,884
Total expenses before incentive fee	8,260,137	9,003,955	15,797,565	20,227,923
Net investment income incentive fee	1,210,141	1,243,766	2,263,621	1,243,766
Total expenses	9,470,278	10,247,721	18,061,186	21,471,689
Net investment income	7,541,875	6,798,806	15,416,447	10,843,320
Net change in unrealized appreciation/(depreciation) on investments
Non-Affiliate/non-control investments	1,499,946	43,225,203	10,759,231	20,331,060
Affiliated investments	(466,884)	1,167,429	(78,111)	2,103,166
Control investments	—	4,400,000	—	5,750,000
Total net change in unrealized appreciation/(depreciation) on investments	1,033,062	48,792,632	10,681,120	28,184,226
Net realized gains/(losses) on investments
Non-Affiliated/non-control investments	542,959	(4,327,598)	(4,925,712)	(4,877,603)
Control investments	—	(3,000,000)	—	(3,000,000)
Total net realized gains/(losses) on investments	542,959	(7,327,598)	(4,925,712)	(7,877,603)
Net increase in net assets resulting from operations	$9,117,896	$48,263,840	$21,171,855	$31,149,943
Net increase in net assets resulting from net investment income per common share:
Basic	$0.15	$0.13	$0.30	$0.21
Diluted	$0.15	$0.13	$0.30	$0.21
Net increase in net assets resulting from operations per common share:
Basic	$0.18	$0.94	$0.41	$0.60
Diluted	$0.18	$0.81	$0.41	$0.57
Weighted average shares of common stock outstanding:
Basic	51,479,409	51,479,409	51,479,409	52,241,381
Diluted	59,727,707	61,512,561	59,727,707	62,274,533
Distributions per share	$0.20	$0.29	$0.40	$0.58

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Increase in net assets from operations:
Net investment income	$15,416,447	$24,019,066
Net realized losses on investments	(4,925,712)	(14,262,943)
Net change in unrealized appreciation/(depreciation) on investments	10,681,120	100,605,640
Net increase in net assets resulting from operations	21,171,855	110,361,763
Distributions to shareholders
Distributions from net investment income	(20,591,765)	(54,740,084)
Tax return of capital distributions	—	(4,976,030)
Total distributions to shareholders	(20,591,765)	(59,716,114)
Capital share transactions:
Repurchase of common stock	—	(25,587,862)
Net decrease in net assets from capital share transactions	—	(25,587,862)
Total increase in net assets	580,090	25,057,787
Net assets at beginning of period	385,992,498	360,934,711
Net assets at end of period (including over distributed net investment income of $48,798,435 and $43,623,117, respectively)	$386,572,588	$385,992,498
Capital share activity:
Shares repurchased	—	(4,917,026)
Net decrease in capital share activity	—	(4,917,026)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$21,171,855	$31,149,943
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(582,992)	(457,289)
Accretion of discount on notes payable and deferred debt issuance costs	1,458,949	702,093
Increase in investments due to PIK	(111,212)	(105,947)
Payment of original discount on TICC CLO 2012-1 LLC	(693,253)	—
Purchases of investments	(133,934,917)	(83,464,375)
Repayments of principal and reductions to debt cost	108,714,373	62,760,559
Proceeds from the sale of investments	131,410,627	58,243,096
Net realized losses on investments	4,925,712	7,877,603
Reductions to CLO equity cost	28,180,587	20,929,811
Net change in unrealized appreciation/(depreciation) on investments	(10,681,120)	(28,184,226)
Decrease in interest and distributions receivable	2,862,187	152,797
Increase in other assets	(357,680)	(967,835)
(Decrease)/increase in accrued interest payable	(122,849)	85,889
Decrease in investment advisory fee and net investment income incentive fee payable	(281,067)	(540,373)
Decrease in accrued expenses	(99,218)	(753,167)
Net cash provided by operating activities	151,859,982	67,428,579
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(57,683,078)	(21,652,534)
Net cash used in investing activities	(57,683,078)	(21,652,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $0, and $0, respectively)	(20,591,765)	(29,858,057)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	(55,204,316)	—
Proceeds from issuance of 6.50% unsecured notes	64,370,225	—
Deferred debt issuance costs	(2,260,868)	—
Repurchase of common stock	—	(25,587,862)
Net cash used in financing activities	(13,686,724)	(55,445,919)
Net increase (decrease) in cash and cash equivalents	80,490,180	(9,669,874)
Cash and cash equivalents, beginning of period	8,261,698	23,181,677
Cash and cash equivalents, end of period	$88,751,878	$13,511,803
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$7,011,420	$8,004,900
NON-CASH ACTIVITIES
Securities sold not settled	$10,209,285	$25,988
Securities purchased not settled	$2,956,250	$2,759,526

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

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

TICC’s investment activities are managed by TICC Management, LLC (“TICC Management”). TICC Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member and a related party, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Under the investment advisory agreement with TICC Management (the “Investment Advisory Agreement”), TICC has agreed to pay TICC Management an annual base management fee based on its gross assets as well as an incentive fee based on its performance. For further details please refer to “Note 8. Related Party Transactions.”

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

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

USE OF ESTIMATES

The consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash and cash equivalents consist of demand deposits and cash held in a money market fund which contain investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in bank accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash and cash equivalents are classified as Level 1 assets and are included on the Company’s Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost or amortized cost which approximates fair value.

As of June 30, 2017 and December 31, 2016, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. The amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of TICC’s investments are based upon “Level 3” inputs as of June 30, 2017.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, TICC has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation/(depreciation).

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

Collateralized Loan Obligations — Debt and Equity

TICC has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

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

INVESTMENT INCOME

Interest Income

Interest income is recorded on an accrual basis using the contractual rate applicable to each debt investment and includes the accretion of market discounts and/or original issue discount (“OID”) and amortization of market premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2017 and as of December 31, 2016, the Company had no investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in TICC’s portfolio. See the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

TICC has debt investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To maintain its status as a RIC, this income must be paid out to stockholders in the form of distributions, even though TICC has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP consolidated statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

Commitment, Amendment Fee Income and Other Income

Commitment, amendment fee income and other income includes prepayment, amendment, and other fees earned by the Company’s loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

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

EQUITY OFFERING COSTS

Equity offering costs consist of fees and expenses incurred in connection with the registration and public offer and sale of the Company’s common stock, including legal, accounting and printing fees. These costs are deferred at the time of incurrence and are subsequently charged as a reduction to capital when the offering takes place or as shares are issued. Deferred costs are periodically reviewed and expensed if the related registration is no longer active.

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
JUNE 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

OTHER ASSETS

Other assets consist of funds held in escrow from sales of investments, prepaid expenses associated primarily with insurance costs, other receivables and deferred equity offering costs. At June 30, 2017, funds held in escrow totaled approximately $739,000, related to the sale of the Company’s investment in Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released during the fourth quarter of 2017, net of settlement of any indemnity claims and expenses related to the transaction. Prepaid expenses, other receivables and deferred equity offering costs totaled approximately $749,000 as of June 30, 2017.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2017, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2017 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at June 30, 2017 and December 31, 2016, was approximately $522,351,380 and $667,826,311, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of June 30, 2017 were as follows:

	Fair Value Measurements as of Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$258.8	$258.8
Subordinated Debt	—	—	0.7	0.7
CLO Debt	—	—	4.2	4.2
CLO Equity	—	—	179.6	179.6
Equity and Other Investments	—	—	11.4	11.4
Total Investments at fair value(1)	—	—	454.8	454.8
Cash and cash equivalents	88.8	—	—	88.8
Total assets at fair value(1)	$88.8	$—	$454.8	$543.5

(1)	Totals may not sum due to rounding.

The Company’s assets measured at fair value on a recurring basis as of December 31, 2016 were as follows:

	Fair Value Measurements as of Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$4.7	$368.3	$373.0
Subordinated Debt	—	—	0.7	0.7
CLO Debt	—	—	2.7	2.7
CLO Equity	—	—	200.8	200.8
Equity and Other Investments	—	—	12.7	12.7
Total Investments at fair value	—	4.7	585.2	589.9
Cash and cash equivalents	8.3	—	—	8.3
Total assets at fair value	$8.3	$4.7	$585.2	$598.2

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2017 and December 31, 2016, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Senior Secured Notes	$209.7	Market quotes	NBIB(1)	71.2% – 100.3%/95.4%
	46.4	Recent transactions	Actual trade/payoff(6)	100.0% – 102.0%/100.7%
	2.7	Enterprise value(7)/ Discounted cash flow(5)	Market multiples(2) Discount rate(3)	5.5x – 6.0x/ncm(4) 7.2% – 7.5%/ncm(4)
Subordinated Debt	0.7	Enterprise value(7)/ Discounted cash flow(5)	Market multiples(2) Discount rate(3)	5.5x – 6.0x/ncm(4) 9.1% – 9.7%/ncm(4)
CLO Debt	1.2	Market quotes	NBIB(1)	95.2%/ncm(4)
	3.0	Recent transactions	Actual trade/payoff(6)	100.0%/ncm(4)
CLO Equity	164.1	Market quotes	NBIB(1)	0.5% – 107.0%/48.6%
	3.7	Discounted cash flow(5)	Discount rate(3)(5)	12.0% – 16.0%/13.1%
	11.8	Recent transactions	Actual trade/payoff(6)	94.0%/ncm(4)
Equity Shares	11.1	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)Market multiples(2)	$35.9/ncm(4) 5.5x – 6.0x/ncm(4)
Other investments	0.3	Other	Discount rate(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments(9)	$454.8

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by TICC Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.
(9)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

Assets ($ in millions)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)
Senior Secured Notes	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%
	11.8	Yield Analysis	NBIB(1)	97.3%/ncm(4)
			Discount Margin	6.4%/ncm(4)
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%
	14.3	Market quotes/ Enterprise value(7)	NBIB(1) EBITDA multiples(2)	98.0% – 101.0%/98.5% 4.5x – 6.25x/ncm(4)
Subordinated Debt	0.7	Market quotes/ Enterprise value(7)	NBIB(1) EBITDA multiples(2)	101.0%/ncm(4) 4.5x – 5.0x/ncm(4)
CLO Debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)
CLO Equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%
Equity Shares	12.4	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2) Market multiples(2)	$35. 2 – 170.7/ncm(4) 4.5x – 9.5x/ncm(4)
			Discount rates(3)	20.0%/ncm(4)
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)
Total Fair Value for Level 3 Investments	$585.2

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”) on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by TICC Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. TICC will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2017 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)(4)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$9,319	$9,384	$—	$—	$9,384
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,659	20,050	—	—	20,050
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,421	23,086	—	—	23,086
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,341	21,105	—	—	21,105
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(647)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	71,093	73,625	—	—	73,625
2017 Convertible Notes(2)	94,369	95,606	—	—	95,606
6.50% Unsecured Notes(2)	62,180	66,224	—	66,224	—
Total	$227,642	$235,455	$—	$66,224	$169,231

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the 2017 Convertible Notes (the “Convertible Notes”) totaled $173 at June 30, 2017. Deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $2,190 at June 30, 2017.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.
(4)	For the 6.50% Unsecured Notes due 2024 (the “6.50% Unsecured Notes”), the fair value is based upon the closing price on the last day of the quarter. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol TICCL).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$64,788	$65,282	$—	$—	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,633	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,375	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,290	21,210	—	—	21,210
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(1,232)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	125,854	129,575	—	—	129,575
2017 Convertible Notes(2)(4)	94,117	96,906	—	—	96,906
Total	$219,971	$226,481	$—	$—	$226,481

(1)	Carrying value is net of discount.
(2)	Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the outstanding TICC CLO 2012-1 notes are aggregated at the CLO level, and not by class. Deferred debt issuance costs associated with the Convertible Notes totaled $425 at December 31, 2016.
(3)	For the TICC CLO 2012-1 notes, fair value is based upon the bid price provided by the placement agent at the measurement date; for the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.
(4)	Includes rounding adjustments to reconcile period balances.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended June 30, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance as of March 31, 2017	$326.1	$0.7	$2.7	$158.7	$8.9	$497.1
Realized gains/(losses) included in earnings	0.8	—	—	(0.3)	—	0.5
Unrealized (depreciation)/appreciation included in earnings	(2.2)	—	0.3	3.4	(0.5)	1.0
Accretion of discount	0.3	—	—	—	—	0.3
Purchases(1)	28.3	—	1.2	56.8	3.0	89.3
Repayments and Sales(1)	(94.6)	—	—	(22.9)	—	(117.5)
Reductions to CLO Equity cost value(2)	—	—	—	(16.1)	—	(16.1)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance as of June 30, 2017(3)	$258.8	$0.7	$4.2	$179.6	$11.4	$454.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$(1.8)	$—	$0.3	$1.7	$(0.5)	$(0.3)

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the quarter ended June 30, 2017, of approximately $25.5 million and the effective yield interest income of approximately $9.4 million.
(3)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the six months ended June 30, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance as of December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized gains/(losses) included in earnings	1.4	—	—	(8.9)	2.5	(5.0)
Unrealized appreciation/(depreciation) included in earnings	7.6	—	0.3	5.3	(2.6)	10.6
Accretion of discount	0.6	—	—	—	—	0.6
Purchases(1)	36.7	—	1.2	96.0	3.0	136.9
Repayments and Sales(1)	(155.9)	—	—	(85.4)	(4.2)	(245.5)
Reductions to CLO Equity cost value(2)	—	—	—	(28.2)	—	(28.2)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance as of June 30, 2017(3)	$258.8	$0.7	$4.2	$179.6	$11.4	$454.8
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$7.6	$—	$0.3	$(4.2)	$(0.1)	$3.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the quarter ended June 30, 2017, of approximately $46.2 million and the effective yield interest income of approximately $18.0 million.
(3)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance as of December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized (losses)/gains included in earnings	(3.7)	—	1.7	(9.2)	(3.0)	(14.2)
Unrealized appreciation included in earnings(1)	19.0	—	0.5	73.6	6.4	99.5
Accretion of discount	0.8	—	0.3	—	—	1.1
Purchases	95.7	—	6.7	68.6	0.5	171.5
Repayments and Sales(1)	(188.2)	—	(8.6)	(77.0)	—	(273.8)
Reductions to CLO Equity Cost Value(2)	—	—	—	(34.2)	—	(34.2)
Payment in Kind income	0.2	0.1	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance as of December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.9	$—	$0.5	$50.7	$3.5	$64.6

(1)	Includes rounding adjustments to reconcile period balances.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$258.8	56.9%	$373.0	63.2%
Subordinated Debt	0.7	0.2%	0.7	0.1%
CLO Debt	4.2	0.9%	2.7	0.5%
CLO Equity	179.6	39.5%	200.8	34.0%
Equity and Other Investments	11.4	2.5%	12.7	2.2%
Total(1)	$454.8	100.0%	$589.9	100.0%

(1)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At June 30, 2017 and December 31, 2016, respectively, cash, cash equivalents and restricted cash were as follows:

	June 30, 2017	December 31, 2016
Cash	$—	$—
Cash Equivalents	88,751,878	8,261,698
Total Cash and Cash Equivalents	$88,751,878	$8,261,698
Restricted Cash	$61,134,714	$3,451,636

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of June 30, 2017, the Company’s asset coverage for borrowed amounts was 328.8%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2017 and December 31, 2016. Fair values of the Company’s notes payable are based upon the bid price provided by the placement agent at the measurement date:

	As of
	June 30, 2017				December 31, 2016
(dollars in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$9,384	$9,319	(1)	$9,384	$65,282	$64,788	(1)	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes	20,000	19,659	(1)	20,050	20,000	19,633	(1)	20,025
TICC CLO 2012-1 LLC Class C-1 Notes	23,000	22,421	(1)	23,086	23,000	22,375	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 Notes	21,000	20,341	(1)	21,105	21,000	20,290	(1)	21,210
TICC CLO 2012-1 LLC deferred issuance costs	—	(647)		—	—	(1,232)		—
Sub-total TICC CLO 2012-1, LLC Notes	73,384	71,093		73,625	129,282	125,854		129,575
2017 Convertible Notes	94,542	94,369	(2)	95,606	94,542	94,117	(2)	96,906
6.50% Unsecured Notes	64,370	62,180	(2)	66,224	—	—		—
Total(3)	$232,296	$227,641		$235,455	$223,824	$219,971		$226,481

(1)	Represents the aggregate principal amount outstanding less the unaccreted discount. As of June 30, 2017, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $65, $341, $579 and $659, respectively. As of December 31, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively.
(2)	Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2017, the total unamortized deferred issuance costs for the Convertible Notes and 6.50% Unsecured Notes was approximately $173 and $2,190, respectively. As of December 31, 2016, the total unamortized deferred issuance costs for the Convertible Notes was approximately $425.
(3)	Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2017 were 6.59% and 4.0 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The tables below summarize the components of interest expense for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$199.8	$8.0	$—	$505.0	$712.8
TICC CLO 2012-1 LLC Class B-1 Notes	232.9	13.6	—	—	246.5
TICC CLO 2012-1 LLC Class C-1 Notes	340.6	22.8	—	—	363.4
TICC CLO 2012-1 LLC Class D-1 Notes	364.0	25.7	—	—	389.7
TICC CLO 2012-1 amortization of deferred debt	—	—	33.0	—	33.0
2017 Convertible Notes	1,772.7	—	126.9	—	1,899.5
6.50% Unsecured Notes	918.2	—	70.2	—	988.4
Total(1)	$3,828.2	$70.1	$230.1	$505.0	$4,633.4

	Six Months Ended June 30, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$581.6	$23.8	$—	$913.7	$1,519.1
TICC CLO 2012-1 LLC Class B-1 Notes	456.7	27.0	—	—	483.7
TICC CLO 2012-1 LLC Class C-1 Notes	669.7	45.3	—	—	715.0
TICC CLO 2012-1 LLC Class D-1 Notes	717.1	51.0	—	—	768.1
TICC CLO 2012-1 amortization of deferred debt	—	—	75.6	—	75.6
2017 Convertible Notes	3,545.3	—	252.4	—	3,797.7
6.50% Unsecured Notes	918.2	—	70.2		988.4
Total	$6,888.6	$147.1	$398.2	$913.7	$8,347.6

(1)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The tables below summarize the components of interest expense for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$1,064.4	$49.6	$—	$—	$1,114.0
TICC CLO 2012-1 LLC Class B-1 Notes	209.4	13.5	—	—	222.9
TICC CLO 2012-1 LLC Class C-1 Notes	313.5	22.6	—	—	336.1
TICC CLO 2012-1 LLC Class D-1 Notes	339.3	25.4	—	—	364.7
TICC CLO 2012-1 amortization of deferred debt	—	—	85.8	—	85.8
2017 Convertible Notes	2,156.3	—	154.3	—	2,310.6
Total	$4,082.9	$111.1	$240.1	$—	$4,434.1

	Six Months Ended June 30, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Loss on Extinguishment	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$2,069.9	$99.1	$—	$—	$2,169.0
TICC CLO 2012-1 LLC Class B-1 Notes	413.1	27.0	—	—	440.1
TICC CLO 2012-1 LLC Class C-1 Notes	621.2	45.2	—	—	666.4
TICC CLO 2012-1 LLC Class D-1 Notes	673.9	50.7	—	—	724.6
TICC CLO 2012-1 amortization of deferred debt	—	—	171.6	—	171.6
2017 Convertible Notes	4,312.6	—	308.6	—	4,621.2
Total	$8,090.7	$222.0	$480.2	$—	$8,792.9

The aggregate accrued interest which remained payable at June 30, 2017 and December 31, 2016, was approximately $1.6 million and $1.7 million, respectively.

Debt Securitization

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by TICC under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the Securitization Issuer repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the class A-1 notes, respectively. As of June 30, 2017, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of approximately $73.4 million and were issued in

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

four classes. The class A-1 notes have a current face amount of approximately $9.4 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month London interbank offered rate (“LIBOR”) plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AAA (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated AA+ (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated A+ (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. TICC presently owns all of the 2012 Subordinated Notes, which totaled $80.0 million as of June 30, 2017.

In connection with the February 27, 2017 repayment of approximately $24.5 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $409,000, which consisted of approximately $181,000 in accelerated note discount expense and approximately $228,000 in accelerated deferred debt issuance costs.

In connection with the May 25, 2017 repayment of approximately $31.4 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $505,000, which consisted of approximately $224,000 in accelerated note discount expense and approximately $281,000 in accelerated deferred debt issuance costs.

During a period of four years from the initial closing date, all principal collections received by the 2012 Securitization Issuer were used to purchase new collateral. This reinvestment period ended on August 25, 2016 and as of June 30, 2017 the liabilities of TICC CLO 2012-1 are amortizing down.

As of June 30, 2017, there were 13 investments in portfolio companies with a total fair value of approximately $85.4 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at June 30, 2017 was approximately $0.4 million. As of June 30, 2017, TICC had a deferred debt issuance balance of approximately $0.6 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. As of June 30, 2017 TICC had an unamortized note discount balance of approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2017 and 2016, respectively:

TICC CLO 2012-1 LLC ($ in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stated interest expense	$1,137.4	$1,926.7	$2,425.1	$3,778.3
Amortization of deferred issuance costs	33.0	85.7	75.6	171.4
Note discount expense	70.1	111.1	147.1	222.0
Loss on extinguishment	505.0	—	913.7	—
Total interest expense	$1,745.5	$2,123.5	$3,561.5	$4,171.7
Effective annualized average interest rate	8.25%	3.55%	7.30%	3.49%
Cash paid for interest	$1,164.0	$1,897.5	$2,559.6	$3,692.4

Effective January 1, 2017 and through February 27, 2017, the interest charged under the securitization was based on three-month LIBOR, which was 0.930%. Effective February 28, 2017 and through May 25, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.052%. Effective May 26, 2017 and through June 30, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.189%.

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

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2017, respectively, are as follows:

			Three Months Ended June 30, 2017
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$276.3	$199.8
Class B-1 Notes	4.68867%	350	220.0	232.9
Class C-1 Notes	5.93867%	475	322.5	340.6
Class D-1 Notes	6.93867%	575	345.2	364.0
Total(1)			$1,164.0	$1,137.4

(1)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

			Six Months Ended June 30, 2017
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$733.1	$581.6
Class B-1 Notes	4.68867%	350	451.4	456.7
Class C-1 Notes	5.93867%	475	663.6	669.7
Class D-1 Notes	6.93867%	575	711.5	717.1
Total(1)			$2,559.6	$2,425.2

(1)	Totals may not sum due to rounding.

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2016, respectively, are as follows:

			Three Months Ended June 30, 2016
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.41230%	175	$1,046.8	$1,064.4
Class B-1 Notes	4.16230%	350	206.5	209.4
Class C-1 Notes	5.41230%	475	309.3	313.5
Class D-1 Notes	6.41230%	575	334.9	339.3
Total(1)			$1,897.5	$1,926.7

			Six Months Ended June 30, 2016
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.41230%	175	$2,010.8	$2,069.9
Class B-1 Notes	4.16230%	350	405.4	413.1
Class C-1 Notes	5.41230%	475	611.6	621.3
Class D-1 Notes	6.41230%	575	664.6	674.0
Total(1)			$3,692.4	$3,778.3

(1)	Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The amounts, ratings and interest rates (expressed as a spread to LIBOR) of the Class A-1, B-1, C-1, D-1 and 2012 Subordinated Notes as of June 30, 2017 are as follows:

Description	Class A-1 Notes	Class B-1 Notes	Class C-1 Notes	Class D-1 Notes	Subordinated Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Secured Deferrable Floating Rate	Secured Deferrable Floating Rate	Subordinated
Amount Outstanding	$9,384,249	$20,000,000	$23,000,000	$21,000,000	$80,000,000
Moody’s Rating	“Aaa”	“Aaa”	“Aaa”	“Aa2”	N/A
Standard & Poor’s Rating	“AAA”	“AAA”	“AA+”	“A+”	N/A
Interest Rate	LIBOR + 1.75%	LIBOR + 3.50%	LIBOR + 4.75%	LIBOR + 5.75%	N/A
Stated Maturity	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023	August 25, 2023
Junior Classes	B-1, C-1, D-1 and Subordinated	C-1, D-1 and Subordinated	D-1 and Subordinated	Subordinated	None

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

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation. For further details regarding the redemption of the secured notes of the 2012 Securitization Issuer refer to “Note 18. Subsequent Events.”

Notes Payable — 6.50% Unsecured Notes Due 2024

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of 6.50% unsecured notes due 2024 (“6.50% Unsecured Notes”). The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The Company intends to use the net proceeds from the offering to repay or repurchase a portion of the outstanding indebtedness under its Convertible Notes, which mature on November 1, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes at June 30, 2017 was approximately $11,600. As of June 30, 2017, the Company had a deferred debt issuance balance of approximately $2.2 million relating to these notes. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the 6.50% Unsecured Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 6.50% Unsecured Notes for the three and six months ended June 30, 2017:

6.50% Unsecured Notes ($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Stated interest expense	$918.2	$918.2
Amortization of deferred issuance costs	70.2	70.2
Total interest expense	$988.4	$988.4
Effective annualized average interest rate	7.01%	7.01%
Cash paid for interest	$906.5	$906.5

The 6.50% Unsecured Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of TICC’s existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the notes will be effectively subordinated to TICC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of its subsidiary.

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of senior unsecured notes due November 2017 (“Convertible Notes”), and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. At June 30, 2017, approximately $94.5 million aggregate principal amount of the Convertible Notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at June 30, 2017 was approximately $1.2 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2017, the Company had a deferred debt issuance balance of approximately $0.2 million relating to these notes. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and six months ended June 30, 2017 and 2016, respectively:

2017 Convertible Notes ($ in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stated interest expense	$1,772.7	$2,156.3	$3,545.3	$4,312.6
Amortization of deferred issuance costs	126.9	154.3	252.4	308.6
Total interest expense(1)	$1,899.5	$2,310.6	$3,797.7	$4,621.2
Effective annualized average interest rate	8.06%	8.06%	8.10%	8.10%
Cash paid for interest	$3,545.3	$4,312.5	$3,545.3	$4,312.5

(1)	Totals may not sum due to rounding.

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

As of June 30, 2017, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of the Company’s common stock.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$7,541,875	$6,798,806	$15,416,447	$10,843,320
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	52,241,381
Net increase in net assets resulting from net investment income per common share – basic	$0.15	$0.13	$0.30	$0.21
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$7,541,875	$6,798,806	$15,416,447	$10,843,320
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees(1)	—	—	—	—
Net investment income, as adjusted(1)	$7,541,875	$6,798,806	$15,416,447	$10,843,320
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	52,241,381
Share adjustments for dilutive effect of convertible notes(1)	—	—	—	—
Weighted average common shares outstanding – diluted(1)	51,479,409	51,479,409	51,479,409	52,241,381
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.15	$0.13	$0.30	$0.21

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 7. EARNINGS PER SHARE  – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations	$9,117,896	$48,263,840	$21,171,855	$31,149,943
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	52,241,381
Net increase in net assets resulting from operations per common share – basic	$0.18	$0.94	$0.41	$0.60
Net increase in net assets resulting from operations per common share – diluted
Net increase in net assets resulting from operations, before adjustments	$9,117,896	$48,263,840	$21,171,855	$31,149,943
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees(1)	—	1,848,467	3,038,148	4,109,044
Net increase in net assets resulting from operations, as adjusted(1)	$9,117,8976	$50,112,307	$24,210,003	$35,258,987
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	52,241,381
Adjustments for dilutive effect of convertible notes(1)	—	10,033,152	8,248,298	10,033,152
Weighted average common shares outstanding – diluted(1)	51,479,409	61,512,561	59,727,707	62,274,533
Net increase in net assets resulting from operations per common share – diluted(1)	$0.18	$0.81	$0.41	$0.57

(1)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, the adjustments for interest on the Convertible Notes, base management fees, deferred issuance costs and net investment income incentive fees, as well as share adjustments for dilutive effect of Convertible Notes, were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$1,519,632	$1,848,467	$3,038,148	$4,109,044
Share adjustments for dilutive effect of convertible notes	8,248,298	10,033,152	8,248,298	10,033,152
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$1,519,632	$—	$—	$—
Share adjustments for dilutive effect of convertible notes	8,248,298	—	—	—

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

Base Management Fee

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

The following table represents the Base Fee for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Investment advisory fee	$2,182,173	$2,411,762	$4,452,175	$6,117,485

The Investment Advisory Fee payable to TICC Management as of June 30, 2017 and December 31, 2016 was $2,182,173 and $2,544,576, respectively.

Incentive Fee

The incentive fee has two parts: the “Net Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The Net Investment Income Incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the current calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus TICC’s operating expenses accrued during the calendar quarter (including the Base Fee, expenses payable under a separate agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. TICC Management will not be under any obligation to reimburse TICC for any part of the incentive fee it received that was based on accrued income that it never received as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation on investments. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation on investments that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

Effective April 1, 2016, a “Preferred Return Amount” is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter. The Net

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS  – (continued)

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

In addition, effective April 1, 2016, the calculation of the Company’s Net Investment Income Incentive Fee is subject to a total return requirement, which provides that a Net Investment Income Incentive Fee will not be payable to TICC Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation on investments) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative Net Investment Income Incentive Fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle rate used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarters ended June 30, 2017 and June 30, 2016 was 6.93% and 6.76%, respectively.

The following table represents the Net Investment Income Incentive fees for each of the quarters ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net investment income incentive fee	$1,210,141	$1,243,766	$2,263,621	$1,243,766

The Net Investment Income Incentive Fee payable to TICC Management as of June 30, 2017 and December 31, 2016 was approximately $1,210,141 and $1,128,805, respectively.

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consists of its realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation on investments for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains on investments were realized, the Company will

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS  – (continued)

accrue a Capital Gains Incentive Fee based upon net realized gains and unrealized depreciation on investments for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

There were no Capital Gains Incentive Fees incurred during the three and six months ended June 30, 2017 and 2016. There were no accrued Capital Gains Incentive Fees payable to TICC Management as of June 30, 2017 and December 31, 2016.

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

TICC Management is controlled by BDC Partners, its managing member. Charles M. Royce, a member of the Company’s Board of Directors, holds a minority, non-controlling interest in TICC Management. BDC Partners manages the business and internal affairs of TICC Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of BDC Partners. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President and Chief Operating Officer of TICC Management and a member of BDC Partners. Messrs. Cohen and Rosenthal have an equal equity interest in BDC Partners. Mr. Royce does not take part in the management or participate in the operations of TICC Management.

For the three months ended June 30, 2017 and 2016, TICC incurred approximately $203,000 and $179,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the six months ended June 30, 2017 and 2016, TICC incurred approximately $438,000 and $420,000, respectively. Further, TICC incurred approximately $4,000 and $28,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2017 and 2016, respectively; for the six months ended June 30, 2017 and 2016, TICC incurred $32,000 and $55,000, respectively. As of June 30, 2017 and December 31, 2016, aggregate amounts payable under the Administration Agreement were approximately $25,000 and $0, respectively.

Co-Investment Exemptive Relief

On June 14, 2017, the SEC issued an order permitting TICC and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”).

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS  – (continued)

Subject to satisfaction of certain conditions to the Order, TICC and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is TICC’s investment adviser or an investment adviser controlling, controlled by, or under common control with TICC’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing TICC’s stockholders with access to a broader array of investment opportunities.

Pursuant to the Order, TICC is permitted to co-invest in such investment opportunities with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to TICC and its stockholders and do not involve overreaching in respect of TICC or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of TICC’s stockholders and is consistent with TICC’s then-current investment objective and strategies.

NOTE 9. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify to be taxed as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out each quarter as a distribution is determined by the Board of Directors and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with U.S. federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

The Company has adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three and six months ended June 30, 2017 and 2016, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended June 30, 2017 and June 30, 2016, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 45,148 shares and 76,129 shares, respectively, of our common stock for $0.3 million and $0.4 million, respectively, in the open market to satisfy the reinvestment portion of our dividends. On June 30, 2017, the Company paid a distribution of $0.20 per share.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Act”) was enacted which changed various technical rules governing the tax treatment of RICs. The changes are generally effective for taxable years beginning after the date of enactment. Under the Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after the date of enactment for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 9. DISTRIBUTIONS  – (continued)

of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital losses that are carried forward will retain their character as either short-term or long-term losses rather than being considered all short-term as under previous law.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at June 30, 2017 was $7.51, and at December 31, 2016 was $7.50. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income
Stated interest income	$6,461,033	$8,333,973	$13,245,672	$16,980,034
Original issue discount and market discount income	272,960	275,307	582,992	457,289
Payment-in-kind income	57,682	54,315	113,901	108,024
Discount income derived from unscheduled remittances at par	25,782	12,102	29,280	17,420
Total interest income	$6,817,457	$8,675,697	$13,971,845	$17,562,767
Income from securitization vehicles	$9,426,014	$7,980,865	$17,995,617	$13,902,416
Commitment, amendment and other fee income
Fee letters	$395,958	$337,802	$737,200	$675,780
Loan prepayment and bond call fees	95,852	28,381	270,212	28,381
All other fees	276,872	23,782	502,759	145,665
Total commitment, amendment and other fee income	$768,682	$389,965	$1,510,171	$849,826
Total investment income	$17,012,153	$17,046,527	$33,477,633	$32,315,009

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2017 and 2016, respectively, the Company received no fee income for managerial assistance.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 12. SHARE REPURCHASE PROGRAM

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016. During the year ended December 31, 2016, under that repurchase program, the Company repurchased 4,917,026 shares of outstanding common stock for approximately $25.6 million at the average weighted price of $5.20 per share, inclusive of commission, while complying with the prohibitions under TICC’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act. The Company did not repurchase shares of its common stock during the three and six months ended June 30, 2017, as the Board of Directors authorized program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016. The Company did not repurchase shares of its common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	$39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	$26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	$25.8 million
April 1, 2016 – April 30, 2016	—	—	—	—
May 1, 2016 – May 31, 2016	—	—	—	—
June 1, 2016 – June 30, 2016	—	—	—	—
Total – six months ended June 30, 2016	4,917,026		4,917,026

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of June 30, 2017, the Company had no commitments to purchase additional investments.

The Company is not currently subject to any material legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its consolidated results of operations and financial condition.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Per Share Data
Net asset value as of beginning of period	$7.53	$5.89	$7.50	$6.40
Net investment income(1)	0.15	0.13	0.30	0.21
Net realized and unrealized capital gains(2)	0.03	0.81	0.11	0.39
Net change in net asset value from operations	0.18	0.94	0.41	0.60
Distributions per share from net investment income	(0.20)	(0.29)	(0.40)	(0.58)
Distributions based on weighted average share impact	—	—	—	0.01
Total distributions(3)	(0.20)	(0.29)	(0.40)	(0.57)
Effect of shares repurchased, gross	—	—	—	0.11
Net asset value at end of period	$7.51	$6.54	$7.51	$6.54
Per share market value at beginning of period	$7.38	$4.80	$6.61	$6.08
Per share market value at end of period	$6.34	$5.27	$6.34	$5.27
Total return(4)	(11.38)%	15.83%	1.62%	(3.03)%
Shares outstanding at end of period	51,479,409	51,479,409	51,479,409	51,479,409
Ratios/Supplemental Data
Net assets at end of period (000’s)	386,573	336,639	386,573	336,639
Average net assets (000’s)	387,162	319,971	387,017	323,472
Ratio of expenses to average net assets(5)	9.78%	12.81%	9.33%	13.28%
Ratio of net investment income to average net assets(5)	7.79%	8.50%	7.97%	6.70%
Portfolio turnover rate(6)	18.36%	11.79%	25.23%	13.53%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.
(6)	Portfolio turnover rate is calculated using the lesser of year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of total investments at fair value.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS  – (continued)

(7)	The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Ratio of expenses to average net assets:
Expenses before incentive fees	8.53%	11.26%	8.16%	12.51%
Net investment income incentive fees	1.25%	1.55%	1.17%	0.77%
Ratio of expenses, excluding interest expense, to average net assets	5.00%	7.27%	5.02%	7.84%

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company is currently assessing the impact of ASU 2016-15 and does not anticipate a material impact on its consolidated financial statements. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective August 1, 2017, and adoption of the amended reform is not expected to have a significant effect the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of ASU 2016-18 and upon adoption of the standard, restricted cash will be included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has adopted ASU 2016-19 on its consolidated financial statements and disclosures and the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS  – (continued)

guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. The Company is currently evaluating the impact these changes will have on the consolidated financial statements and disclosures.

NOTE 16. CONCENTRATION OF CREDIT RISK

The Company places its cash in an overnight money market account and, at times, cash and cash equivalents may exceed the Federal Deposit Insurance Corporation insured limit. In addition, the Company’s portfolio may be concentrated in a limited number of portfolio companies or sectors, which will subject the Company to a risk of significant loss if any of these companies defaults on its obligations under any of its debt securities that the Company holds or if those sectors experience a market downturn.

NOTE 17. RISKS AND UNCERTAINTIES

The United States capital markets have recently experienced periods of extreme volatility and disruption. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may reoccur in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though the Company may have structured its investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance, if any, to that portfolio company, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of the Company’s claim to that of other creditors. These events could harm the Company’s financial condition and operating results.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 17. RISKS AND UNCERTAINTIES  – (continued)

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

NOTE 18. SUBSEQUENT EVENTS

On July 24, 2017, the Company provided a Notice of Optional Redemption to the trustee of TICC CLO 2012-1 to redeem in full the outstanding amounts of each class of secured notes (A-1, B-1, C-1 and D-1) on August 25, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TICC Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.
•	our regulatory structure and tax treatment, including our ability to operate as a business development company (“BDC”), and to continue to qualify to be taxed as a regulated investment company (“RIC”);
•	the ability of our investment adviser to locate suitable investments for us and to monitor and effectively administer our investments.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2017, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 18 and 94 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.5%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and the TICC CLO 2012-1’s fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2017, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average yield will remain at its current level.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of June 30, 2017.

Our Board of Directors determines the value of our investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation/(depreciation).

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

Refer to “Note 4. Fair Value” in our consolidated financial statements for more information on investment valuation and our portfolio of investments.

Investment Income

Interest Income

Interest income is recorded on an accrual basis using the contractual rate applicable to each debt investment and includes the accretion of market discounts and/or OID and amortization of market premiums. Discounts from and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2017 and December 31, 2016, we had no investments on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. See the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though we have not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

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

Recently Issued Accounting Standards

Refer to “Note 15. Recent Accounting Pronouncements” in our consolidated financial statements for a description of recent accounting pronouncements, including the impact on our consolidated financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $454.8 million and $589.9 million as of June 30, 2017 and December 31, 2016, respectively. The decrease in the value of investments during the six month period ended June 30, 2017 was due primarily to debt repayments and sales of securities totaling approximately $250.3 million and realized losses of approximately $4.9 million, partially offset by purchases of investments of approximately $136.9 million and net unrealized appreciation on our investment portfolio of approximately $10.7 million (which incorporates reductions to CLO equity cost value of $28.2 million). Refer to the table below, which reconciles the investment portfolio for the six months ended June 30, 2017 and the year ended December 31, 2016.

During the quarter ended June 30, 2017, we closed approximately $89.3 million in portfolio investments, including additional investments of approximately $8.8 million in existing portfolio companies and approximately $80.5 million in new portfolio companies. For the year ended December 31, 2016, we closed approximately $171.6 million in portfolio investments, including additional investments of approximately $71.3 million in existing portfolio companies and approximately $100.3 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the quarter ended June 30, 2017, we recorded sales of securities of approximately $60.4 million, and, for the year ended December 31, 2016, we recorded sales of securities of approximately $176.8 million. Also, during the quarter ended June 30, 2017, we had repayments and amortization of principal payments of approximately $57.1 million and, for the year ended December 31, 2016, we had repayments and amortization of principal payments of approximately $115.1 million.

As of June 30, 2017, we had investments in debt securities of, or loans to, 22 portfolio companies, with a fair value of approximately $263.7 million, and equity investments of approximately $191.0 million. These debt investments included approximately $0.1 million in capitalized PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2016, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $376.4 million, and equity investments of approximately $213.5 million. These debt investments included approximately $0.3 million in capitalized PIK interest.

A reconciliation of the investment portfolio for the six months ended June 30, 2017 and the year ended December 31, 2016 follows:

($ in millions)	June 30, 2017	December 31, 2016
Beginning investment portfolio	$589.9	$656.7
Portfolio investments acquired	136.9	171.6
Debt repayments	(108.7)	(115.1)
Sales of securities	(141.6)	(176.8)
Reductions to CLO equity cost value(1)	(28.2)	(34.2)
Payment in kind(2)	0.1	0.3
Accretion of discounts on investments	0.6	1.1
Net unrealized appreciation	10.7	100.6
Net realized losses	(4.9)	(14.3)
Ending investment portfolio	$454.8	$589.9

(1)	For the six months ended June 30, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the six months ended June 30, 2017, of approximately $46.2 million and the effective yield interest income of approximately $18.0 million. For the year ended December 31, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2016, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

(2)	Includes rounding adjustment to reconcile ending investment portfolio at June 30, 2017 and December 31, 2016.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
June 30, 2017	$89.3	$57.1	$16.1	$60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total	$136.9	$108.7	$28.2	$141.6
December 31, 2016	$27.0	$1.9	$3.9	$51.6
September 31, 2016	58.4	50.5	9.4	74.7
June 30, 2016	73.4	60.0	9.5	36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total	$171.6	$115.1	$34.2	$176.8

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$258.8	56.9%	$373.0	63.2%
Subordinated Debt	0.7	0.2%	0.7	0.1%
CLO Debt	4.2	0.9%	2.7	0.5%
CLO Equity	179.6	39.5%	200.8	34.0%
Equity and Other Investments	11.4	2.5%	12.7	2.2%
Total(1)	$454.8	100.0%	$589.9	100.0%

(1)	Total may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, we held qualifying assets that represented 70.3% of our total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$183.8	40.4%	$203.5	34.5%
Business services	83.0	18.3%	80.3	13.6%
Telecommunication services	54.5	12.0%	96.7	16.4%
Printing and publishing	27.8	6.1%	62.9	10.7%
Consumer services	19.2	4.2%	16.9	2.9%
Diversified insurance	15.1	3.3%	15.1	2.5%
IT consulting	14.5	3.2%	11.6	2.0%
Financial intermediaries	13.5	3.0%	47.0	8.0%
Healthcare	12.9	2.8%	—	0.0%
Logistics	10.5	2.3%	10.6	1.8%
Software	10.0	2.2%	18.7	3.2%
Aerospace and defense	5.4	1.2%	5.5	0.9%
Education	4.5	1.0%	4.3	0.7%
Travel	—	0.0%	8.9	1.5%
Computer hardware	—	0.0%	7.9	1.3%
Total(2)	$454.8	100.0%	$589.9	100.0%

(1)	Reflects our debt and equity investments in CLOs as of June 30, 2017 and December 31, 2016, respectively.
(2)	Total may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2017 and December 31, 2016, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At June 30, 2017 and December 31, 2016, our debt investment portfolio was graded as follows:

Grade	Summary Description	June 30, 2017
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	222.9	81.5%	220.9	83.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche	50.8	18.5%	42.8	16.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$273.7	100.0%	$263.7	100.0%

Grade	Summary Description	December 31, 2016
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements and such trend is expected to continue.	$—	0.0%	$—	0.0%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	309.7	78.3%	301.9	80.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.8	21.7%	74.5	19.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	0.0%	—	0.0%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	0.0%	—	0.0%
		$395.5	100.0%	$376.4	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period. Refer to our consolidated financial statements for more information on our investment portfolio.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016.

Investment Income

Investment income for the three months ended June 30, 2017 and June 30, 2016 was approximately $17.0 million and $17.0 million, respectively. For the six months ended June 30, 2017 and June 30, 2016, investment income was approximately $33.5 million and $32.3 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income
Stated interest income	$6,461,033	$8,333,973	$13,245,672	$16,980,034
Original issue discount and market discount income	272,960	275,307	582,992	457,289
Payment-in-kind income	57,682	54,315	113,901	108,024
Discount income derived from unscheduled remittances at par	25,782	12,102	29,280	17,420
Total interest income	$6,817,457	$8,675,697	$13,971,845	$17,562,767
Income from securitization vehicles	$9,426,014	$7,980,865	$17,995,617	$13,902,416
Commitment, amendment and other fee income
Fee letters	$395,958	$337,802	$737,200	$675,780
Loan prepayment and bond call fees	95,852	28,381	270,212	28,381
All other fees	276,872	23,782	502,759	145,665
Total commitment, amendment and other fee income	$768,682	$389,965	$1,510,171	$849,826
Total investment income	$17,012,153	$17,046,527	$33,477,633	$32,315,009

Total investment income for the three and six months ended June 30, 2017, reflected an increase of income from securitization vehicles of approximately $1.4 million and $4.1 million, respectively, over the same periods ended June 30, 2016 due largely to an increased weighted average effective yield on our CLO equity portfolio. Those increases were partially offset by lower stated interest income of approximately $1.9 million and $3.7 million for the three and six months ended June 30, 2017 as compared with the same respective periods ended June 30, 2016. Those decreases were largely attributable to a smaller corporate loan portfolio due to loan sales activity as we sold certain assets to fund our voluntary partial repayment of the TICC 2012 CLO 2012-1 class A-1 notes during the first and second quarters for the fiscal year ended December 31, 2017 and the third and fourth quarters of the fiscal year ended December 31, 2016. The total principal outstanding on income producing debt investments as of June 30, 2017 and June 30, 2016 were approximately $273.7 million and $449.0 million, respectively.

As of June 30, 2017, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates between 18 and 94 months compared to stated interest rates of 4.25% to 15.00% and maturity dates between 27 and 98 months as of June 30, 2016. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.5% as of June 30, 2017, compared to approximately 7.5% as of June 30, 2016. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans and the restructuring of our investment held in RBS Holding Company.

Operating Expenses

Total expenses for the three months ended June 30, 2017 and June 30, 2016 were approximately $9.5 million and $10.2 million, respectively. Total expenses for the six months ended June 30, 2017 and June 30, 2016 were approximately $18.1 million and $21.5 million, respectively. These amounts consisted of investment advisory fees, interest and other debt financing expenses, professional fees, compensation expense, general and administrative expenses, and net investment income incentive fees.

Expenses before net investment income incentive fees for the three months ended June 30, 2017 and June 30, 2016 were approximately $8.3 million and $9.0 million, respectively. Expenses before incentive fees for the six months ended June 30, 2017 and June 30, 2016 were approximately $15.8 million and $20.2 million, respectively. The decreases during those periods were largely attributable to lower professional fees, investment advisory fees, and general and administrative expenses.

The investment advisory base management fee for the three months ended June 30, 2017 and June 30, 2016 was approximately $2.2 million and $2.4 million, respectively. The investment advisory base management fee for the six months ended June 30, 2017 and June 30, 2016 was approximately $4.5 million and $6.1 million, respectively. Those decreases were due largely to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” below, for discussion of ongoing fee waivers), as well as a decline in the weighted average gross assets due to the sale of certain assets to fund the voluntary partial repayment of the TICC CLO 2012-1 LLC class A-1 notes and partial repurchase of outstanding shares of Convertible Notes (refer to the discussion in the Liquidity and Capital Resources section below). At June 30, 2017 and December 31, 2016, approximately $2.2 million and $2.5 million, respectively, of investment advisory base management fees remained payable to TICC Management.

Interest expenses for the three months ended June 30, 2017 and June 30, 2016 were approximately $4.6 million and $4.4 million, respectively. The increase in interest expense is due primarily to the loss on debt extinguishment recognized on the partial repayment of the TICC CLO 2012-1 Class A-1 notes and partially offset by lower weighted average debt outstanding over the three months period. Interest expenses for the six months ended June 30, 2017 and June 30, 2016 were approximately $8.3 million and $8.8 million, respectively. The decrease over the six month period was primarily driven by the lower weighted average debt outstanding due to the previously stated note repayment and repurchases. This reduction was partially offset by the loss on debt extinguishment recognized in first and second quarters of 2017. The aggregate accrued interest which remained payable at June 30, 2017 and December 31, 2016 was approximately $1.6 million and $1.7 million, respectively.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $0.6 million and $1.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Professional fees were approximately $1.3 million and $3.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Those decreases in professional fees are primarily attributable to the discontinuation of services related to the engagement of legal and financial advisors.

Compensation expenses for the three months ended June 30, 2017 and June 30, 2016 were approximately $0.2 million, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. Compensation expenses for the six months ended June 30, 2017 and June 30, 2016 were approximately $0.4 million. At June 30, 2017 and December 31, 2016, respectively, approximately $25,000 and $0 of compensation expense remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2017, compared to approximately $0.8 million and $1.7 million for the three and six months ended June 30, 2016. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three and six months ended June 30, 2017 was approximately $1.2 million and $2.3 million, respectively, compared to approximately $1.2 million for both the three and six months ended June 30, 2016 as no incentive fees were earned for the first quarter of 2016.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2017 and June 30, 2016, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The actual amount of the capital gains incentive fee which will be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2017 and June 30, 2016, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended June 30, 2017, we recognized net realized gains on investments of approximately $0.5 million. For the six months ended June 30, 2017, we recognized net realized losses on investments of approximately $4.9 million, which primarily reflects the losses from the sale of CLO equity investments, partially offset by the gains realized from the sale and repayment of certain senior secured notes.

Based upon the fair value determinations made in good faith by the Board of Directors, for the three months ended June 30, 2017, our net change in unrealized appreciation/(depreciation) was approximately $1.0 million, primarily due to improvements in the corporate loan market, composed of $9.0 million in gross unrealized appreciation, $9.3 million in gross unrealized depreciation and approximately $1.3 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $16.1 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended June 30, 2017 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)
Halcyon Loan Advisors Funding 2012-4 Ltd.	$1.4
Zais CLO 6, Ltd.	1.1
Cedar Funding CLO Equity	1.1
KVK CLO 2013-2, Ltd.	(1.3)
Birch Communications, Inc.	(3.7)
Net all other(1)	2.4
Total	$1.0

(1)	Unrealized gains and losses of less than $1.0 million have been combined.

Based upon the fair value determinations made in good faith by the Board of Directors, during the six months ended June 30, 2017, we had net change in unrealized appreciation/(depreciation) of $10.7 million, composed of $19.0 million in gross unrealized appreciation, $15.3 million in gross unrealized depreciation and approximately $7.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $28.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the six months ended June 30, 2017 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)
Source Hov, LLC	$7.1
Mountain Hawk III CLO, Ltd.	3.6
Shackleton 2013-IV CLO, Ltd.	3.5
Benefit Street 2013 CLO Equity	2.8
Aricent Technologies, Inc.	2.0
Marea CLO Equity	1.6
Halcyon Loan Advisors Funding 2012-4 Ltd.	1.3
Zais CLO 6, Ltd.	1.1
Cedar Funding CLO Equity	1.0
Windriver 2012-1 CLO Equity, Ltd.	(1.1)
York 2014-1A CLO Equity	(1.3)
KVK CLO 2013-2, Ltd.	(1.3)
Electric Lightwave Holdings, Inc. (F/K/A “Integra Telecom Holdings, Inc.”)	(2.4)
Birch Communications, Inc.	(3.7)
Net all other(1)	(3.5)
Total	$10.7

(1)	Unrealized gains and losses of less than $1.0 million have been combined.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three and six months ended June 30, 2017 was approximately $7.5 million and $15.4 million, respectively, as compared with the three and six months ended June 30, 2016 of approximately $6.8 million and $10.8 million, respectively. The net increases for both the three and six month periods were primarily the result of higher income from securitization vehicles and lower total expenses, partially offset by lower interest income on debt investments.

For the three and six months ended June 30, 2017, the net increase in net assets resulting from net investment income per common share was $0.15 (basic and diluted) and $0.30 (basic and diluted), respectively, based on 51,479,409 weighted average common shares outstanding as of June 30, 2017, compared to the net increase in net assets resulting from net investment income per share of $0.13 (basic and diluted) and $0.21 (basic and diluted) for the three and six months ended June 30, 2016, respectively, based on 51,479,409 and 52,241,381 weighted average common shares outstanding for the three and six months ended June 30, 2016, respectively. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2017 and June 30, 2016, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three and six months ended June 30, 2017, the net increase in the net assets resulting from core net investment income per common share was $0.18 (basic and diluted) and $0.38 (basic and diluted), based on 51,479,409 weighted average common shares as of June 30, 2017, compared to $0.32 (basic and diluted) and $0.61 (basic and diluted) for the three and six months ended June 30, 2016, based on 51,479,409 and 52,241,381 weighted average common shares for the three and six months ended June 30, 2016, respectively.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three and six months ended June 30, 2017 was approximately $9.1 million and $21.2 million, respectively, compared with a net increase in net assets resulting from operations of approximately $48.3 million and $31.1 million for the three and six months ended June 30, 2016, respectively. This decrease was largely due to lower net unrealized appreciation on investments of $47.8 million and $17.5 million, respectively.

For the three and six months ended June 30, 2017, respectively, the net increase in net assets resulting from operations per common share was $0.18 (basic and diluted) and $0.41 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.94 (basic) and $0.81 (diluted) for the three months ended June 30, 2016 and a net increase in net assets resulting from operations per share of approximately $0.60 (basic) and $0.57 (diluted) for the six months ended June 30, 2016. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended June 30, 2017, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments (excluding those cash distributions believed to represent a taxable return of capital) and also excludes any capital gains incentive fees we recognize but have no obligation to pay in any period. The Company did not recognize any capital gains incentive fees for the quarter ended June 30, 2017.

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

Further, in order to continue to qualify to be taxed as a RIC, we are required, among other things, to distribute at least 90% of our investment company taxable income annually. Therefore, core net investment income may provide a better indication of estimated taxable income for a reporting period than does GAAP net investment income, although we can offer no assurance that will be the case as the ultimate tax character of our earnings cannot be determined until tax returns are prepared after the end of a fiscal year. We note that these non-GAAP measures may not be useful indicators of taxable earnings, particularly during periods of market disruption and volatility.

The following tables provide a reconciliation of net investment income to core net investment income for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$7,541,875	$0.147	$6,798,806	$0.132
CLO equity additional distributions	1,737,958	0.034	9,494,983	0.184
Core net investment income	$9,279,833	$0.181	$16,293,789	$0.316

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$15,416,447	$0.299	$10,843,320	$0.208
CLO equity additional distributions	4,285,951	0.083	20,929,811	0.401
Core net investment income	$19,702,398	$0.382	$31,773,131	$0.609

In addition, the following ratio is presented to supplement the financial highlights included in “Note 14. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Ratio of core net investment income to average net assets	9.59%	20.37%	10.18%	19.65%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Ratio of net investment income to average net assets	7.79%	8.50%	7.97%	6.70%
Ratio of CLO equity additional estimated taxable income to average net assets	1.80%	11.87%	2.21%	12.95%
Ratio of core net investment income to average net assets	9.59%	20.37%	10.18%	19.65%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, cash and cash equivalents were approximately $88.8 million as compared to approximately $8.3 million at December 31, 2016. For the six months ended June 30, 2017, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $151.9 million, largely reflecting proceeds from principal repayments and reductions to debt cost and sales of investments of approximately $240.1 million and reductions to CLO equity cost value of approximately $28.2 million, partially offset by purchases of new investments of approximately $133.9 million and net change in unrealized appreciation/(depreciation) of $10.7 million. For the six months ended June 30, 2017, net cash used in investing activities of approximately $57.7 million reflects the change in restricted cash in the 2012 Securitization Issuer. For the six months ended June 30, 2017, net cash used in financing activities was approximately $13.7 million, reflecting the distribution of dividends and partial repayment of TICC CLO 2012-1 LLC Class A-1 notes and partially offset by the proceeds from the issuance of the 6.50% Unsecured Notes.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in principal amount of 6.50% unsecured notes due 2024 and intend to use the net proceeds from this offering to repay or repurchase a portion of the outstanding indebtedness under the 7.50% convertible notes due 2017, which currently amounts to approximately $94.5 million plus accrued interest as of June 30, 2017.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2017 is as follows:

Contractual obligations	Total	Payments Due by Period			More than 5 years
		Less than 1 year	1 – 3 years	3 – 5 years
Long-term debt obligations:
TICC CLO 2012-1 LLC	$73,384,249	$—	$—	$—	$73,384,249
TICC Convertible Notes	94,542,000	94,542,000	—	—	—
6.50% Unsecured Notes	64,370,225	—	—	—	64,370,225
Total	$232,296,474	$94,542,000	$—	$—	$137,754,474

See also “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of June 30, 2017, our asset coverage for borrowed amounts was 328.7%.

The weighted average stated interest rate and weighted average maturity on all of our debt outstanding as of June 30, 2017 were 6.59% and 4.0 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40 million, which 2012 Subordinated Notes were purchased by us under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, we repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the class A-1 notes, respectively. As of June 30, 2017, the secured notes of the 2012 Securitization Issuer have an aggregate face amount of approximately $73.4 million and were issued in four classes. The class A-1 notes have a current face amount of approximately $9.4 million, are rated AAA (sf)/Aaa (sf) by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s), respectively, and bear interest at three-month London interbank offered rate (“LIBOR”) plus 1.75%. The class B-1 notes have a current face amount of $20.0 million, are rated AAA (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 3.50%. The class C-1 notes have a current face amount of $23.0 million, are rated AA+ (sf)/Aaa (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 4.75%. The class D-1 notes have a current face amount of $21.0 million, are rated A+ (sf)/Aa2 (sf) by S&P and Moody’s, respectively, and bear interest at three-month LIBOR plus 5.75%. We presently own all of the 2012 Subordinated Notes, which totaled $80.0 million as of June 30, 2017.

In connection with the February 27, 2017 repayment of approximately $24.5 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $409,000, which consisted of approximately $181,000 in accelerated note discount expense and approximately $228,000 in accelerated deferred debt issuance costs.

In connection with the May 25, 2017 repayment of approximately $31.4 million of the Class A-1 notes, we incurred debt extinguishment costs of approximately $505,000, which consisted of approximately $224,000 in accelerated note discount expense and approximately $281,000 in accelerated deferred debt issuance costs.

During a period of four years from the initial closing date, all principal collections received by us were used to purchase new collateral. This reinvestment period ended on August 25, 2016 and as of June 30, 2017 the liabilities of TICC CLO 2012-1 are amortizing down.

As of June 30, 2017, there were 13 investments in portfolio companies with a total fair value of approximately $85.4 million, collateralizing the secured notes of the 2012 Securitization Issuer. The pool of loans in the securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the notes of the 2012 Securitization Issuer at June 30, 2017 was approximately $0.4 million. As of June 30, 2017, we had a deferred debt issuance balance of approximately $0.6 million associated with this securitization. Aggregate net discount on the notes of the 2012 Securitization Issuer at the time of issuance totaled approximately $4.9 million. As of June 30, 2017 we had an unamortized note discount balance of approximately $1.6 million. These amounts are being amortized and included in interest expense in the consolidated statements of operations over the term of the debt securitization.

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2017 and 2016, respectively:

TICC CLO 2012-1 LLC ($ in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stated interest expense	$1,137.4	$1,926.7	$2,425.1	$3,778.3
Amortization of deferred issuance costs	33.0	85.7	75.6	171.4
Note discount expense	70.1	111.1	147.1	222.0
Loss on extinguishment	505.0	—	913.7	—
Total interest expense	$1,745.5	$2,123.5	$3,561.5	$4,171.7
Effective annualized average interest rate	8.25%	3.55%	7.30%	3.49%
Cash paid for interest	$1,164.0	$1,897.5	$2,559.6	$3,692.4

Effective January 1, 2017 and through February 27, 2017, the interest charged under the securitization was based on three-month LIBOR, which was 0.930%. Effective February 28, 2017 and through May 25, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.052%. Effective May 26, 2017 and through June 30, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.189%.

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

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2017, respectively, are as follows:

TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2017
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$276.3	$199.8
Class B-1 Notes	4.68867%	350	220.0	232.9
Class C-1 Notes	5.93867%	475	322.5	340.6
Class D-1 Notes	6.93867%	575	345.2	364.0
Total(1)			$1,164.0	$1,137.4

TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Six Months Ended June 30, 2017
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$733.1	$5816
Class B-1 Notes	4.68867%	350	451.4	456.7
Class C-1 Notes	5.93867%	475	663.6	669.7
Class D-1 Notes	6.93867%	575	711.5	717.1
Total			$2,559.6	$2,425.2

(1) Totals may not sum due to rounding.

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three and six months ended June 30, 2016, respectively, are as follows:

TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Three Months Ended June 30, 2016
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.41230%	175	$1,046.8	$1,064.4
Class B-1 Notes	4.16230%	350	206.5	209.4
Class C-1 Notes	5.41230%	475	309.3	313.5
Class D-1 Notes	6.41230%	575	334.9	339.3
Total(1)			$1,897.5	$1,926.7

TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Six Months Ended June 30, 2016
			Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.41230%	175	$2,010.8	$2,069.9
Class B-1 Notes	4.16230%	350	405.4	413.1
Class C-1 Notes	5.41230%	475	611.6	621.3
Class D-1 Notes	6.41230%	575	664.6	674.0
Total(1)			$3,692.4	$3,778.3

(1) Totals may not sum due to rounding.

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

Notes Payable — 6.50% Unsecured Notes

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of 6.50% unsecured notes due 2024 (“6.50% Unsecured Notes”). The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The Company intends to use the net proceeds from the offering to repay or repurchase a portion of the outstanding indebtedness under its Convertible Notes, which mature on November 1, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes at June 30, 2017 was approximately $11,600. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the 6.50% Unsecured Notes. As of June 30, 2017, the Company had a deferred debt issuance balance of approximately $2.2 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the 6.50% Unsecured Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 6.50% Unsecured Notes for the three and six months ended June 30, 2017 and 2016, respectively:

6.50% Unsecured Notes ($ in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Stated interest expense	$918.2	$918.2
Amortization of deferred issuance costs	70.2	70.2
Total interest expense	$988.4	$988.4
Effective annualized average interest rate	7.01%	7.01%
Cash paid for interest	$906.5	$906.5

The 6.50% Unsecured Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of TICC’s existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the 6.50% Unsecured Notes will be effectively subordinated to TICC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of its subsidiary.

Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, we repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. At June 30, 2017, $94.5 million aggregate principal amount of the Convertible Notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at June 30, 2017 was approximately $1.2 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of June 30, 2017, we had a deferred debt issuance balance of approximately $0.2 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and six months ended June 30, 2017 and 2016, respectively:

2017 Convertible Notes ($ in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Stated interest expense	$1,772.7	$2,156.3	$3,545.3	$4,312.6
Amortization of deferred issuance costs	126.9	154.3	252.4	308.6
Total interest expense	$1,899.5	$2,310.6	$3,797.7	$4,621.2
Effective annualized average interest rate	8.06%	8.06%	8.10%	8.10%
Cash paid for interest	$3,545.3	$4,312.5	$3,545.3	$4,312.5

In certain circumstances, the Convertible Notes will be convertible into shares of our common stock at the initial conversion rate (listed below) subject to customary anti-dilution adjustments and the requirements of its indenture, at any time on or prior to the close of business on the business day immediately preceding the maturity date. We will in certain circumstances increase the conversion rate by a number of additional shares.

Convertible Notes
Conversion premium	10.00%
Closing stock price	$10.42
Closing stock price date	September 20, 2012
Initial conversion price	$11.46
Initial conversion rate (shares per one thousand dollar principal amount)	87.2448
Maturity date	November 1, 2017

As of June 30, 2017, the principal amount of the Convertible Notes exceeded the value of the underlying shares multiplied by the per share closing price of our common stock.

The Convertible Notes are our general, unsecured obligations and rank equal in right of payment with all of our existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the Convertible Notes will be effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of our subsidiary.

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2016 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended June 30, 2017 was approximately $9.4 million, we received or were entitled to receive approximately $25.5 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management, LLC. BDC Partners provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Mr. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management, LLC.

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC, respectively, on the other hand.

TICC Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting TICC and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, TICC and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is TICC’s investment adviser or an investment adviser controlling, controlled by, or under common control with TICC’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing TICC’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Information concerning related party transactions is included in the consolidated financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

RECENT DEVELOPMENTS

On July 24, 2017, we provided a Notice of Optional Redemption to the trustee of TICC CLO 2012-1 to redeem in full the outstanding amounts of each class of secured notes (A-1, B-1, C-1 and D-1) on August 25, 2017. We intend to use the restricted cash held by TICC CLO 2012-1 on the redemption date to redeem each class of secured notes, which is approximately $73.4 million in aggregate. We also intend to begin the process to wind down and dissolve TICC CLO 2012-1 after the completion of this redemption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, one debt investment in our portfolio was at a fixed rate, and the remaining 21 debt investments were at variable rates, representing approximately $0.7 million and $272.9 million in principal debt, respectively. At June 30, 2017, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2017. We have also assumed outstanding variable rate borrowings of $73.4 million. Under this analysis, net investment income would increase by $2.0 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. However, if the increase in rates was more significant, such as 5%, the net effect on net investment income would be an increase of approximately $10.0 million. To the extent that the rate underlying certain investments, as well as our borrowings, is at an historic low, it is not possible for the underlying rate to decrease by 1% or 5%. If the underlying rate decreased to 0%, it would have a minimal effect on net investment income. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In addition, to illustrate the impact of a change in the underlying interest rate on our core net investment income as it pertains to our CLO equity investments, we have assumed a 1% increase in the underlying three-month LIBOR, and no other change in our CLO portfolio, or to any of the credit, spread, default rate or other factors, as of June 30, 2017. Under this analysis, the effect on core net investment income would be an increase of approximately $1.3 million on an annualized basis, reflecting the portfolio assets held within these CLO vehicles which have implied floors that would be unaffected by a 1% change in the underlying interest rate, compared to the debt carried by those CLO vehicles which are at variable rates and which would be affected by a change in three-month LIBOR. If the increase in three-month LIBOR was more significant, such as 5%, the net effect on core net investment income would be an increase of approximately $6.7 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in any of the other assumptions that effect the return on CLO equity investments, both positively and negatively (and which could accompany changes to the three-month LIBOR rate), such as default rates, recovery rates, prepayment rates and reinvestment rates, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We and our consolidated subsidiary are not currently subject to any material legal proceedings. From time to time, we and our consolidated subsidiary may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2017, and we did not issue shares of common stock under our distribution reinvestment plan. During the quarter ended June 30, 2017, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 45,148 shares of our common stock for $0.3 million in the open market to satisfy the reinvestment portion of our dividends.

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

TICC CAPITAL CORP.
Date: August 8, 2017	By: /s/ Jonathan H. Cohen Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2017	By: /s/ Bruce L. Rubin Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)