Form 10-Q
period 2017-09-30
TICC Capital Corp.
filed 2017-11-02
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50398

_______________________

TICC CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_______________________

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255
GREENWICH, CONNECTICUT 06830

(Address of principal executive office)

(203) 983-5275

(Registrant’s telephone number, including area code)

_______________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 1, 2017 was 51,479,409.

TICC CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Non-affiliated/non-control investments (cost: $432,803,519 @ 9/30/17; $616,542,612 @ 12/31/16)	$406,516,270	$578,297,069
Affiliated investments (cost: $9,812,378 @ 9/30/17; $7,497,229 @ 12/31/16)	15,214,283	11,626,007
Cash and cash equivalents	119,601,494	8,261,698
Restricted cash	—	3,451,636
Interest and distributions receivable	4,562,096	9,682,672
Securities sold not settled	2,950,000	7,406
Other assets	1,516,032	1,130,018
Total assets	$550,360,175	$612,456,506
LIABILITIES
Accrued interest payable	$2,966,060	$1,731,111
Base management fee and net investment income incentive fee payable to affiliate	2,571,494	3,673,381
Securities purchased not settled	5,015,000	—
Accrued expenses	759,194	1,089,043
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	—	125,853,720
Convertible senior notes payable due 2017, net of deferred issuance costs	94,497,384	94,116,753
6.50% unsecured notes due 2024, net of deferred issuance costs	62,258,316	—
Total liabilities	168,067,448	226,464,008
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,479,409 and 51,479,409 shares issued and outstanding, respectively	514,794	514,794
Capital in excess of par value	558,822,643	558,822,643
Net unrealized depreciation on investments	(20,885,344)	(34,116,765)
Accumulated net realized losses	(107,505,733)	(98,364,284)
Distributions in excess of net investment income	(48,653,633)	(40,863,890)
Total net assets	382,292,727	385,992,498
Total liabilities and net assets	$550,360,175	$612,456,506
Net asset value per common share	$7.43	$7.50

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.34% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)	$5,600,250	$5,548,448	$5,397,241
Total Aerospace and Defense		$5,548,448	$5,397,241	1.4%

Business Services
Imagine! Print Solutions
second lien senior secured notes, 10.09% (LIBOR + 8.75%), (1.00% floor) due March 30, 2022(4)(5)(15)	$15,000,000	$14,851,246	$14,700,000

Polycom, Inc.
second lien senior secured notes, 11.24% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(17)	13,000,000	12,756,478	13,000,000

Premiere Global Services, Inc.
senior secured notes, 7.78% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)	15,819,410	14,607,301	15,305,279
second lien senior secured notes, 10.74% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(17)	10,000,000	9,728,198	9,875,000
Total Business Services		$51,943,223	$52,880,279	13.8%

Consumer Services
Jackson Hewitt Tax Service, Inc.
first lien senior secured notes, 8.31% (LIBOR + 7.00%), (1.00% floor) due July 30, 2020(4)(5)(6)(15)	$19,601,471	$19,296,154	$18,817,412
Total Consumer Services		$19,296,154	$18,817,412	4.9%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 5.99% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(17)	$15,447,791	$15,329,320	$15,196,764
Total Diversified Insurance		$15,329,320	$15,196,764	4.0%

Education
Edmentum, Inc. (F/K/A “Plato, Inc.”)
first lien senior secured notes, 5.81% (LIBOR + 4.50%), (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(15)	$6,013,256	$5,989,356	$4,517,459
Total Education		$5,989,356	$4,517,459	1.2%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 11.73% (LIBOR + 10.50%), (1.00% floor) due July 6, 2024(4)(5)(6)(17)	$1,500,000	$1,457,823	$1,477,500

Harbortouch Payments
second lien senior secured notes, 10.74% (LIBOR + 9.50%), (1.00% floor) due October 11, 2024(4)(5)(6)(17)	12,000,000	11,793,754	12,000,000
Total Financial Intermediaries		$13,251,577	$13,477,500	3.5%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.58% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(15)	$3,000,000	$2,941,950	$2,996,250
second lien senior secured notes, 10.58% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(6)(15)	10,000,000	9,803,106	9,887,500
Total Healthcare		$12,745,056	$12,883,750	3.4%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 9.84% (LIBOR + 8.50%), (1.00% floor) due January 13, 2019(4)(5)(15)	$2,638,748	$2,624,774	$2,665,135
Total IT Consulting		$2,624,774	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 5.74% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(17)	$10,573,496	$10,554,997	$10,467,761
Total Logistics		$10,554,997	$10,467,761	2.7%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 6.56% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)	$12,730,561	$12,638,574	$12,794,214
Total Printing and Publishing		$12,638,574	$12,794,214	3.3%

Software
ECI Software Solutions
second lien senior secured notes, 9.33% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(15)	$15,000,000	$14,895,056	$14,962,500
Help/Systems Holdings, Inc.
second lien senior secured notes 10.83% (LIBOR + 9.50%), (1.00% floor) due October 8, 2022(4)(5)(15)	10,000,000	9,707,916	9,791,700
Total Software		$24,602,972	$24,754,200	6.5%

Telecommunications Services
Aricent Technologies, Inc.
second lien senior secured notes, 9.74% (LIBOR + 8.50%), (1.00% floor) due April 14, 2022(4)(5)(17)	$14,000,000	$14,008,377	$14,052,500

Birch Communications, Inc.
first lien senior secured notes, 8.55% (LIBOR + 7.25%), (1.00% floor) due July 15, 2020(4)(5)(6)(15)	21,475,095	20,826,313	18,253,831

Global Tel Link Corp
second lien senior secured notes, 9.08% (LIBOR + 7.75%), (1.25% floor) due November 23, 2020(4)(5)(15)	13,000,000	12,919,938	12,935,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Telecommunications Services – (continued)
Securus Technologies, Inc.
first lien senior secured notes, 4.75% (LIBOR + 3.50%), (1.25% floor) due April 30, 2020(4)(5)(6)(17)	$5,638,392	$5,614,900	$5,638,392
second lien senior secured notes, 9.00% (LIBOR + 7.75%), (1.25% floor) due April 30, 2021(4)(5)(15)	6,400,000	6,382,803	6,405,312
Total Telecommunication Services		$59,752,331	$57,285,035	15.0%
Total Senior Secured Notes		$234,276,782	$231,136,750	60.4%

Subordinated Debt
IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)	$750,317	$748,183	$757,820
Total IT Consulting		$748,183	$757,820	0.2%
Total Subordinated Debt		$748,183	$757,820	0.2%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Catamaran CLO 2012-1 Ltd.
CLO secured class F notes, 7.52% (LIBOR + 6.25%), due December 20, 2023(4)(5)(11)(12)(15)	$1,250,000	$1,182,662	$1,218,750

Jamestown CLO V Ltd.
CLO secured class F notes, 7.15% (LIBOR + 5.85%), due January 17, 2027(4)(5)(11)(12)(15)	4,000,000	3,288,787	3,262,800
Total Structured Finance		$4,471,449	$4,481,550	1.2%
Total Collateralized Loan Obligation – Debt Investments		$4,471,449	$4,481,550	1.2%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 12.24% due October 30, 2023(9)(11)(12)(19)	$6,000,000	$3,766,347	$3,000,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 4.05% due May 10, 2025(9)(11)(12)(19)	12,921,429	6,678,484	5,427,000

Anchorage Capital 6 CLO, Ltd.
CLO subordinated notes, estimated yield 16.58% due July 15, 2030(9)(11)(12)(19)	5,000,000	3,366,362	3,256,696

Ares XXV CLO Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2024(9)(10)(11)(12)(19)	15,500,000	317,125	—
Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 4.29% due April 15, 2025(9)(11)(12)(19)	17,630,000	8,496,368	6,701,691

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation — Equity Investments – (continued)
Structured Finance – (continued)
Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 9.82% due April 18, 2025(9)(11)(12)(19)	$9,250,000	$5,932,670	$5,593,861

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield 2.37% due December 20, 2023(9)(11)(12)(19)	23,000,000	9,521,922	4,140,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 15.32% due March 09, 2025(9)(11)(12)(19)	18,000,000	13,658,689	13,140,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.88% due October 20, 2028(9)(11)(12)(19)	7,700,000	7,008,964	7,007,000

CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 14, 2024(9)(10)(11)(12)(19)	12,750,000	213,307	133,875

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 15.10% due July 22, 2026(9)(11)(12)(19)	10,000,000	6,996,163	6,400,000

Eaton Vance 2015-1, Ltd.
CLO subordinated notes, estimated yield 13.62% due October 20, 2026(9)(11)(12)(19)	7,500,000	5,109,292	5,475,000

Galaxy XVII CLO, Ltd.
CLO subordinated notes, estimated yield 24.75% due April 25, 2025(9)(11)(12)(19)	2,000,000	900,698	860,000

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 19.39% due April 25, 2025(9)(11)(12)(19)	4,670,000	2,621,693	2,568,500

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -1.14% due October 18, 2026(9)(11)(12)(19)	5,000,000	2,941,954	1,350,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 17.21% due October 20, 2025(9)(11)(12)(19)	14,000,000	11,434,840	10,151,717

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 18.20% due January 17, 2027(9)(11)(12)(19)	8,000,000	4,933,371	3,200,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation — Equity Investments – (continued)
Structured Finance – (continued)
KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 37.81% due January 15, 2026(9)(11)(12)(19)	$14,200,000	$6,739,198	$5,467,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.63% due January 22, 2028(9)(11)(12)(19)	5,422,500	5,315,388	5,585,175

Marea CLO, Ltd.
CLO subordinated notes, estimated yield 0.00% due October 15, 2023(9)(10)(11)(12)(19)	16,217,000	2,664,610	—
Mountain Hawk III CLO, Ltd.
CLO M notes due April 18, 2025(11)(12)(13)	2,389,676	—	109,020

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 18.78% due October 25, 2026(9)(11)(12)(19)	3,000,000	1,826,552	1,800,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 18.97% due August 21, 2026(9)(11)(12)(19)	6,000,000	4,294,553	4,320,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 20.20% due July 17, 2026(9)(11)(12)(19)	14,447,790	9,146,221	7,946,285

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 26.48% due July 17, 2024(9)(11)(12)(19)	11,350,000	6,941,608	6,578,091

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 21.10% due April 17, 2025(9)(11)(12)(19)	28,500,000	18,448,186	16,898,211

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 19.47% due August 28, 2029(9)(11)(12)(19)	5,250,000	3,214,363	2,835,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 20.20% due July 15, 2026(9)(11)(12)(19)	6,200,000	4,219,279	3,728,873

Venture XXIV CLO, Ltd.
CLO subordinated notes, estimated yield 16.14% due October 20, 2028(9)(11)(12)(19)	3,750,000	3,346,166	3,262,500

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 18.98% due January 20, 2029(9)(11)(12)(19)	13,475,000	11,990,357	11,588,500

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation — Equity Investments – (continued)
Structured Finance – (continued)
West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 24.57% due July 18, 2026(9)(11)(12)(19)	$13,500,000	$9,068,058	$9,180,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 11.02% due January 17, 2024(9)(11)(12)(19)	7,500,000	4,831,741	4,057,494

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 20.32% due July 15, 2029(9)(11)(12)(19)	10,500,000	9,425,570	10,185,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	1,616,116
Total Structured Finance		$195,495,102	$173,562,605	45.4%
Total Collateralized Loan Obligation – Equity Investments		$195,495,102	$173,562,605	45.4%

Common Stock
IT Consulting
Unitek Global Services
common equity(7)(10)	1,244,188	$684,960	$622,094
Total IT Consulting		$684,960	$622,094	0.2%
Total Common Stock		$684,960	$622,094	0.2%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Equity(7)	3,002,455	$2,762,421	$3,122,553
Series A Preferred Equity(7)	5,706,866	3,677,000	8,046,681
Total IT Consulting		$6,439,421	$11,169,234	2.9%
Total Preferred Equity		$6,439,421	$11,169,234	2.9%

Warrants
IT Consulting
Unitek Global Services, Inc.
Warrants to purchase common stock(7)	159,795	$—	$—
Total IT Consulting		$—	$—	0.0%
Total Warrants		$—	$—	0.0%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(20)		$500,000	$500
Total Software		$500,000	$500	0.0%
Total Other Investments		$500,000	$500	0.0%

Total Investments in Securities(8)		$442,615,897	$421,730,553	110.3%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
September 30, 2017
(unaudited)

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Cash Equivalents
First American Government Obligations Fund(21)		$119,601,494	$119,601,494
Total Cash Equivalents		$119,601,494	$119,601,494	31.3%
Total Investments in Securities and Cash Equivalents		$562,217,391	$541,332,047	141.6%

____________

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

(3)   Portfolio includes $6,763,573 of principal amount of debt investments which contain a PIK provision at September 30, 2017.

(4)   Notes bear interest at variable rates.

(5)   Cost value reflects accretion of original issue discount or market discount.

(6)   Cost value reflects repayment of principal.

(7)   Non-income producing at the relevant period end.

(8)   Aggregate gross unrealized appreciation for federal income tax purposes is $12,832,544; aggregate gross unrealized depreciation for federal income tax purposes is $76,038,143. Net unrealized depreciation is $63,205,599 based upon a tax cost basis of $484,936,152.

(9)   Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10) The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, the Company held qualifying assets that represented 67.3% of its total assets

(12) Investment not domiciled in the United States.

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

(21) Represents cash equivalents held in money market accounts as of September 30, 2017.

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)	$5,643,000	$5,586,051	$5,466,656
Total Aerospace and Defense		$5,586,051	$5,466,656	1.4%

Business Services
BMC Software Finance, Inc.
first lien senior secured notes, 5.00% (LIBOR + 4.00%), (1.00% floor) due September 10, 2020(4)(5)(6)(10)(15)	$4,676,389	$4,687,172	$4,664,698

ConvergeOne Holdings Corp.
first lien senior secured notes, 6.375% (LIBOR + 5.375%), (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)	9,609,828	9,609,610	9,561,779
second lien senior secured notes, 10.00% (LIBOR + 9.00%), (1.00% floor) due June 17, 2021(4)(5)(10)(15)	3,000,000	2,978,478	2,940,000

Polycom, Inc.
first lien senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due September 27, 2023(4)(5)(14)(17)	6,769,583	6,497,271	6,803,431
second lien senior secured notes, 11.00% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(14)(17)	13,000,000	12,744,436	12,870,000

Premiere Global Services, Inc.
senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(10)(15)	14,436,090	13,060,236	14,048,192
second lien senior secured notes, 10.50% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(17)	5,000,000	4,804,450	4,800,000

Source Hov, LLC
first lien senior secured notes, 7.75% (LIBOR + 6.75%), (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)	16,537,500	16,195,897	14,883,750
second lien senior secured notes, 11.50% (LIBOR + 10.50%), (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)	15,000,000	14,586,122	9,723,750
Total Business Services		$85,163,672	$80,295,600	20.8%

Computer Hardware
Stratus Technologies, Inc.
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)	$7,975,000	$7,911,297	$7,855,375
Total Computer Hardware		$7,911,297	$7,855,375	2.0%

Consumer Services
Jackson Hewitt Tax Service, Inc.
first lien senior secured notes, 8.00% (LIBOR + 7.00%), (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)	$17,640,000	$17,387,178	$16,912,350
Total Consumer Services		$17,387,178	$16,912,350	4.4%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Diversified Insurance
AmeriLife Group
first lien senior secured notes, 5.75% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)	$15,620,604	$15,486,217	$15,151,986
Total Diversified Insurance		$15,486,217	$15,151,986	3.9%

Education
Edmentum, Inc. (F/K/A “Plato, Inc.”)
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)	$5,966,443	$5,931,165	$4,285,875
Total Education		$5,931,165	$4,285,875	1.1%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 10.75% (LIBOR + 9.50%), (1.25% floor) due April 12, 2019(4)(5)(6)(10)(17)	$13,982,241	$13,870,396	$13,982,241

Harbortouch Payments
second lien senior secured notes, 10.50% (LIBOR + 9.50%), (1.00% floor) due October 11, 2024(4)(5)(6)(10)(15)	12,000,000	11,777,359	11,820,000

NAB Holdings, LLC
first lien senior secured notes, 4.75% (LIBOR + 3.75%), (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)	9,262,559	9,214,580	9,262,559

Total Merchant Services, Inc.
first lien senior secured notes, 6.50% (LIBOR + 5.50%), (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)	12,224,081	12,135,248	11,888,285
Total Financial Intermediaries		$46,997,583	$46,953,085	12.2%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 8.50% (LIBOR + 4.50%), (1.00% floor) due January 13, 2019(4)(5)(10)(15)	$2,638,748	$2,617,067	$2,665,135
Total IT Consulting		$2,617,067	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)	$10,727,817	$10,704,694	$10,584,815
Total Logistics		$10,704,694	$10,584,815	2.7%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Printing and Publishing
iEnergizer Limited
first lien senior secured notes, 7.25% (LIBOR + 6.00%), (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)	$4,694,081	$4,621,686	$4,647,140

Merrill Communications, LLC
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(10)(14)(15)	23,682,442	23,447,282	23,504,824

Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)
first lien senior secured notes, 8.00% (LIBOR + 6.75%), (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)	15,165,400	15,098,034	14,520,871

Innovairre Holding Company LLC(F/K/A” RBS Holding Company”)
first lien senior secured notes, 5.00% (LIBOR + 4.00%), (1.00% floor) due August 2, 2019(4)(5)(6)(15)	11,839,379	11,578,162	11,602,591

Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)
senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)	8,720,058	8,684,453	8,632,857
Total Printing and Publishing		$63,429,617	$62,908,283	16.3%

Software
Help/Systems Holdings, Inc.
senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due October 18, 2021(4)(5)(6)(10)(15)	$8,910,000	$8,760,042	$8,887,725
second lien senior secured notes 10.50% (LIBOR + 9.50%), (1.00% floor) due October 8, 2022(4)(5)(15)	10,000,000	9,676,019	9,500,000
Total Software		$18,436,061	$18,387,725	4.8%

Telecommunications Services
Aricent Technologies, Inc.
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)	$8,775,262	$8,731,896	$8,533,942
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)	14,000,000	14,008,442	12,040,000

Birch Communications, Inc.
first lien senior secured notes, 8.25% (LIBOR + 7.25%), (1.00% floor) due July 18, 2020(4)(5)(6)(10)(14)(15)	22,386,525	21,592,757	19,700,142

Global Tel Link Corp
first lien senior secured notes, 5.00% (LIBOR + 3.75%), (1.25% floor) due May 23, 2020(4)(5)(6)(15)	1,983,163	1,975,704	1,969,539
second lien senior secured notes, 9.00% (LIBOR + 7.75%), (1.25% floor) due November 23, 2020(4)(5)(10)(15)	13,000,000	12,903,392	12,593,750

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Telecommunications Services – (continued)
Electric Lightwave Holdings, Inc. (F/K/A “Integra Telecom Holdings, Inc.”)
first lien senior secured notes, 5.25% (LIBOR + 4.00%), (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)	$5,180,526	$5,159,932	$5,189,592
second lien senior secured notes, 9.75% (LIBOR + 8.50%), (1.25% floor) due February 14, 2021(4)(5)(6)(10)(14)(15)	10,806,404	10,857,480	10,786,196

Securus Technologies, Inc.
first lien senior secured notes, 4.75% (LIBOR + 3.50%), (1.25% floor) due April 30, 2020(4)(5)(6)(15)	5,824,573	5,792,824	5,795,450
second lien senior secured notes, 9.00% (LIBOR + 7.75%), (1.25% floor) due April 30, 2021(4)(5)(10)(15)	6,400,000	6,379,907	6,256,000

U.S. Telepacific Corp.
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due November 25, 2020 (4)(5)(6)(10)(15)	9,778,733	9,708,848	9,756,340
Total Telecommunication Services		$97,111,182	$92,620,951	24.0%

Travel
Travel Leaders Group, LLC
first lien senior secured notes, 7.00% (LIBOR + 6.00%), (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)	$8,926,197	$8,790,059	$8,926,197
Total Travel		$8,790,059	$8,926,197	2.3%
Total Senior Secured Notes		$385,551,843	$373,014,033	96.6%

Subordinated Debt
IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)	$671,053	$668,162	$677,764
Total IT Consulting		$668,162	$677,764	0.2%
Total Subordinated Debt		$668,162	$677,764	0.2%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Telos CLO 2013-3, Ltd.
CLO secured class F notes, 6.38% (LIBOR + 5.50%), due January 17, 2024(4)(5)(11)(12)(15)	$3,000,000	$2,804,247	$2,700,000
Total Structured Finance		$2,804,247	$2,700,000	0.7%
Total Collateralized Loan Obligation – Debt Investments		$2,804,247	$2,700,000	0.7%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
Structured Finance
ACAS CLO 2012-1, Ltd.
CLO subordinated notes, estimated yield 121.87% due September 20, 2023(9)(11)(12)(19)	$6,000,000	$2,993,455	$3,240,000

ALM X, Ltd.
CLO preference shares, estimated yield 24.92% due January 15, 2025(9)(11)(12)(19)	3,801,000	2,503,234	2,599,034

AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 45.48% due October 30, 2023(9)(11)(12)(19)	6,000,000	3,698,795	3,600,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 20.03% due May 10, 2025(9)(11)(12)(19)	12,921,429	7,298,625	5,943,857

Ares XXV CLO Ltd.
CLO subordinated notes, estimated yield 10.48% due January 17, 2024(9)(11)(12)(19)	15,500,000	9,799,870	8,370,000

Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 13.02% due April 15, 2025(9)(11)(12)(19)	17,630,000	9,247,832	7,833,790

Ares XXIX CLO Ltd.
CLO subordinated notes, estimated yield 9.16% due April 17, 2026(9)(11)(12)(19)	12,750,000	8,897,649	7,355,511

Atlas Senior Loan Fund III, Ltd.
CLO subordinated notes, estimated yield 19.61% due August 18, 2025(9)(11)(12)(19)	8,000,000	4,295,766	4,540,000

Benefit Street Partners CLO II, Ltd.
CLO subordinated notes, estimated yield 12.25% due July 15, 2024(9)(11)(12)(19)	23,450,000	19,654,575	16,855,411

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 18.27% due April 18, 2025(9)(11)(12)(19)	9,250,000	6,122,479	5,599,429

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield -6.86% due December 20, 2023(9)(11)(12)(19)	23,000,000	11,239,113	5,750,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 17.80% due March 09, 2025(9)(11)(12)(19)	18,750,000	13,853,409	13,125,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments –(continued)
Structured Finance – (continued)
CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 23.01% due August 14, 2024(9)(11)(12)(19)	$12,750,000	$7,066,122	$6,757,500

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 27.89% due April 25, 2025(9)(11)(12)(19)	4,670,000	2,749,405	3,269,000

Halcyon Loan Advisors Funding 2014-2 Ltd.
CLO subordinated notes, estimated yield 5.87% due April 28, 2025(9)(11)(12)(19)	8,000,000	5,020,677	3,700,000

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield 12.76% due October 18, 2026(9)(11)(12)(19)	5,000,000	3,218,541	2,400,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 11.54% due October 20, 2025(9)(11)(12)(19)	14,000,000	11,572,127	10,590,431

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 7.42% due January 17, 2027(9)(11)(12)(19)	8,000,000	4,890,961	4,000,000

KVK CLO 2012-2, Ltd.
CLO subordinated notes, estimated yield 62.66% due February 10, 2025(9)(11)(12)(19)	5,000,000	1,949,974	2,250,000

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 37.69% due January 15, 2026(9)(11)(12)(19)	14,000,000	5,725,139	6,160,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 15.62% due January 22, 2029(9)(11)(12)(19)	5,422,500	5,417,070	5,856,300

Marea CLO, Ltd.
CLO subordinated notes, estimated yield 8.00% due October 15, 2023(9)(11)(12)(19)	16,217,000	10,050,816	6,109,956

Mountain Hawk III CLO, Ltd.
CLO income notes, estimated yield 7.50% due April 18, 2025(9)(11)(12)(19)	17,200,000	10,236,812	6,657,469
CLO M notes due April 18, 2025(11)(12)(13)	2,389,676	—	288,747

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 23.73% due October 25, 2026(9)(11)(12)(19)	3,000,000	1,745,162	1,830,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments –(continued)
Structured Finance – (continued)
Shackleton 2013-IV CLO, Ltd.
CLO subordinated notes, estimated yield 10.06% due January 13, 2025(9)(11)(12)(19)	$24,400,000	$16,014,950	$12,503,876

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 20.89% due January 17, 2024(9)(11)(12)(19)	10,416,666	7,191,952	5,572,916

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 31.09% due July 17, 2024(9)(11)(12)(19)	11,350,000	7,010,740	6,881,917

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 23.21% due April 17, 2025(9)(11)(12)(19)	10,500,000	7,454,218	6,286,825

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 31.72% due January 15, 2026(9)(11)(12)(19)	7,500,000	4,929,958	5,257,464

York CLO-1, Ltd.
CLO subordinated notes, estimated yield 16.27% due January 22, 2027(9)(11)(12)(19)	22,850,000	16,741,765	18,051,500

CLO equity side letter related investments(11)(12)(13)		—	1,588,172
Total Structured Finance		$228,591,191	$200,824,105	52.0%
Total Collateralized Loan Obligation – Equity Investments		$228,591,191	$200,824,105	52.0%

Common Stock
IT Consulting
Unitek Global Services
common equity(7)(10)	815,266	535,000	864,182
Total IT Consulting		$535,000	$864,182	0.2%

Telecommunications Services
Electric Lightwave Holdings, Inc. (F/K/A “Integra Telecom Holdings, Inc.”)
common stock(7)(14)	775,846	1,712,398	4,150,776
Total Telecommunications Services		$1,712,398	$4,150,776	1.1%
Total Common Stock		$2,247,398	$5,014,958	1.3%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(7)(10)	5,706,866	3,677,000	7,418,926
Total IT Consulting		$3,677,000	$7,418,926	1.9%
Total Preferred Equity		$3,677,000	$7,418,926	1.9%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Other Investments
Software
Algorithmic Implementations, Inc.(d/b/a “Ai Squared”)
Earnout payments(7)(20)		$500,000	$273,290
Total Software		$500,000	$273,290	0.1%
Total Other Investments		$500,000	$273,290	0.1%

Total Investments in Securities(8)		$624,039,841	$589,923,076	152.8%

Cash Equivalents
First American Government Obligations Fund(21)		$8,261,698	$8,261,698
Total Cash Equivalents		$8,261,698	$8,261,698	2.2%
Total Investments in Securities and Cash Equivalents		$632,301,539	$598,184,774	155.0%

____________

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

(8)   Aggregate gross unrealized appreciation for federal income tax purposes is $16,039,914; aggregate gross unrealized depreciation for federal income tax purposes is $93,938,149. Net unrealized depreciation is $77,903,235 based upon a tax cost basis of $667,826,311.

(9)   Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10) All or a portion of this investment represents TICC CLO 2012-1 LLC collateral.

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, the Company held qualifying assets that represented 65.9% of its total assets

(12) Investment not domiciled in the United States.

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

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$5,306,698	$8,570,131	$19,096,102	$25,405,967
Income from securitization vehicles and investments	8,086,059	8,635,834	26,081,676	22,538,250
Commitment, amendment fee income and other income	1,007,230	805,128	2,517,401	1,654,954
Total investment income from non-affiliated/non-control investments	14,399,987	18,011,093	47,695,179	49,599,171

From affiliated investments:
Interest income – debt investments	97,710	84,699	280,151	244,411
Total investment income from affiliated investments	97,710	84,699	280,151	244,411

From control investments:
Interest income – debt investments	—	—	—	567,219
Total investment income from control investments	—	—	—	567,219
Total investment income	14,497,697	18,095,792	47,975,330	50,410,801

OPERATING EXPENSES
Compensation expense	237,686	189,205	676,059	609,345
Base management fee	2,004,391	2,630,334	6,456,566	8,747,819
Professional fees	720,500	2,157,751	2,062,734	5,365,284
Interest expense	3,701,533	4,407,246	11,135,451	13,200,127
General and administrative	501,464	1,749,408	1,718,627	3,439,292
Total operating expenses before incentive fee	7,165,574	11,133,944	22,049,437	31,361,867
Net investment income incentive fee	564,370	422,828	2,827,991	1,666,594
Total operating expenses	7,729,944	11,556,772	24,877,428	33,028,461
Net investment income	6,767,753	6,539,020	23,097,902	17,382,340

Net change in unrealized appreciation/(depreciation) on investments
Non-Affiliate/non-control investments	1,884,023	39,813,458	12,643,254	60,144,518
Affiliated investments	666,278	2,520,646	588,167	4,623,812
Control investments	—	—	—	5,750,000
Total net change in unrealized appreciation/(depreciation) on investments	2,550,301	42,334,104	13,231,421	70,518,330

Net realized losses
Non-Affiliated/non-control investments	(1,066,399)	(5,312,519)	(5,992,111)	(10,190,122)
Control investments	—	—	—	(3,000,000)
Extinguishment of debt	(2,235,636)	(647,842)	(3,149,338)	(647,842)
Total net realized losses	(3,302,035)	(5,960,361)	(9,141,449)	(13,837,964)
Net increase in net assets resulting from operations	$6,016,019	$42,912,763	$27,187,874	$74,062,706

Net increase in net assets resulting from net investment income per common share:
Basic	$0.13	$0.13	$0.45	$0.33
Diluted	$0.13	$0.13	$0.45	$0.33

Net increase in net assets resulting from operations per common share:
Basic	$0.12	$0.83	$0.53	$1.42
Diluted	$0.12	$0.72	$0.53	$1.28

Weighted average shares of common stock outstanding:
Basic	51,479,409	51,479,409	51,479,409	51,985,537
Diluted	59,727,707	61,512,561	59,727,707	62,018,689
Distributions per share	$0.20	$0.29	$0.60	$0.87

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Increase in net assets from operations:
Net investment income	$23,097,902	$26,778,293
Net realized losses	(9,141,449)	(17,022,170)
Net change in unrealized appreciation/(depreciation) on investments	13,231,421	100,605,640
Net increase in net assets resulting from operations	27,187,874	110,361,763

Distributions to shareholders
Distributions from net investment income	(30,887,645)	(54,740,084)
Tax return of capital distributions	—	(4,976,030)
Total distributions to shareholders	(30,887,645)	(59,716,114)

Capital share transactions:
Repurchase of common stock	—	(25,587,862)
Net decrease in net assets from capital share transactions	—	(25,587,862)
Total increase in net assets	(3,699,771)	25,057,787
Net assets at beginning of period	385,992,498	360,934,711
Net assets at end of period (including over distributed net investment income of $48,653,633 and $40,863,890, respectively)	$382,292,727	$385,992,498

Capital share activity:
Shares repurchased	—	(4,917,026)
Net decrease in capital share activity	—	(4,917,026)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$27,187,874	$74,062,706
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(827,744)	(801,620)
Accretion of discount on notes payable and deferred debt issuance costs	811,412	1,048,149
Increase in investments due to PIK	(169,989)	(160,574)
Payment of original discount on TICC CLO 2012-1 LLC	(3,575,888)	(446,479)
Purchases of investments	(163,032,724)	(126,274,776)
Repayments of principal and reductions to debt cost	158,996,792	101,641,129
Proceeds from the sale of investments	151,193,037	98,789,204
Net realized losses	9,141,449	13,837,964
Reductions to CLO equity cost	31,344,870	30,289,507
Net change in unrealized appreciation/(depreciation) on investments	(13,231,421)	(70,518,330)
Decrease in interest and distributions receivable	5,120,576	2,120,070
Increase in other assets	(386,014)	(780,551)
Increase in accrued interest payable	1,234,949	2,187,090
Decrease in base management fee and net investment income incentive fee payable	(1,101,887)	(1,142,739)
Decrease in accrued expenses	(329,849)	(356,147)
Net cash provided by operating activities	202,375,443	123,494,603

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,451,636	(6,030,598)
Net cash used in investing activities	3,451,636	(6,030,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid (net of stock issued under distribution reinvestment plan of $0, and $0, respectively)	(30,887,645)	(44,787,083)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	(125,705,930)	(35,553,521)
Proceeds from issuance of 6.50% unsecured notes	64,370,225	—
Deferred debt issuance costs	(2,263,933)	—
Repurchase of common stock	—	(25,587,862)
Net cash used in financing activities	(94,487,283)	(105,928,466)
Net increase in cash and cash equivalents	111,339,796	11,535,539
Cash and cash equivalents, beginning of period	8,261,698	23,181,677
Cash and cash equivalents, end of period	$119,601,494	$34,717,216

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$9,089,091	$9,964,889

NON-CASH ACTIVITIES
Securities sold not settled	$2,950,000	$34,224,734
Securities purchased not settled	$5,015,000	$6,720,000
Non-cash investment restructuring	$—	$11,613,301

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of TICC Capital Corp. (“TICC” and, together with its subsidiaries, the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair statement of consolidated financial results for the interim periods have been included. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

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

The Company’s consolidated operations include the activities of its wholly-owned subsidiary, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”). TICC CLO 2012-1 was formed for the purpose of enabling the Company to obtain debt financing and is operated solely for the investment activities of the Company. TICC CLO 2012-1 effectively ceased operations on August 25, 2017, as the notes payable by TICC CLO 2012-1 were repaid in full. Refer to “Note 6. Borrowings” for additional information on the Company’s borrowings and TICC CLO 2012-1.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TICC CLO 2012-1. All inter-company accounts and transactions have been eliminated in consolidation.

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain prior period figures have been reclassified from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2016, restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. The amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. There was no restricted cash as of September 30, 2017 as TICC CLO 2012-1 effectively ceased operations on August 25, 2017.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of TICC’s investments are based upon “Level 3” inputs as of September 30, 2017.

TICC’s Board of Directors determines the value of its investment portfolio each quarter. In connection with that determination, members of TICC Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, TICC has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although TICC’s Board of Directors ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the Consolidated Statement of Operations as Net change in unrealized appreciation/(depreciation).

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
SEPTEMBER 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2017 and as of December 31, 2016, the Company had no investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in TICC’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

TICC has debt investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK investments are subject to the fair value estimates associated with their respective related investments. A PIK investment on non-accrual status is restored to accrual status once it becomes probable that PIK will be realized. To maintain its status as a RIC, at least 90% of this income must be paid out to stockholders in the form of distributions, even though TICC has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in Interest expense in the Company’s Consolidated Statement of Operations. Upon early termination of debt, or a credit facility, the remaining balance of unamortized fees related to such debt is accelerated into Realized Losses on Extinguishment of Debt on the Company’s Consolidated Statement of Operations. Deferred offering costs are presented on the balance sheet as a direct deduction from the related debt liability.

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

OTHER ASSETS

Other assets consist of funds held in escrow from sales of investments, prepaid expenses associated primarily with insurance costs, other receivables and deferred equity offering costs. At September 30, 2017, funds held in escrow totaled approximately $739,000, related to the sale of the Company’s investment in Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released from escrow to the company during the fourth quarter of 2017, net of settlement

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of any indemnity claims and expenses related to the transaction. Prepaid expenses, other receivables and deferred equity offering costs totaled approximately $777,000 as of September 30, 2017.

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2017, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2017 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at September 30, 2017 and December 31, 2016 was approximately $484,936,152 and $667,826,311, respectively.

SECURITIES TRANSACTIONS

Securities transactions are recorded on trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification.

Distributions received on CLO equity investments which were optionally redeemed for which the cost basis has been reduced to zero are recorded as realized gains.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of September 30, 2017 were as follows:

	Fair Value Measurements as of Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$231.1	$231.1
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	4.5	4.5
CLO Equity	—	—	173.6	173.6
Equity and Other Investments	—	—	11.8	11.8
Total Investments at fair value	—	—	421.7	421.7
Cash and cash equivalents	119.6	—	—	119.6
Total assets at fair value(1)	$119.6	$—	$421.7	$541.3

____________

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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2017 and December 31, 2016, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore,

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)

are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of September 30, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)	Impact to Fair Value from an Increase in Input(10)
Senior Secured Notes	$181.8	Market quotes	NBIB(1)	75.1% – 100.5%/98.1%	NA
	46.6	Recent transactions	Actual trade/payoff(6)	85.0% – 100.0%/92.6%	NA
	2.7	Enterprise value(7)/	Market multiples(2)	5.5x – 6.0x/ncm(4)	Increase
		Discounted cash flow(5)	Discount rate(3)	6.2% – 7.8%/ncm(4)	Decrease
Subordinated Debt	0.8	Enterprise value(7)/	Market multiples(2)	5.5x – 6.0x/ncm(4)	Increase
		Discounted cash flow(5)	Discount rate(3)	6.3% – 10.0%/ncm(4)	Decrease
CLO Debt	4.5	Market quotes	NBIB(1)	81.6% – 97.5% /85.4(4)	NA
CLO Equity	147.5	Market quotes	NBIB(1)	1.1% – 103.0%/48.6%	NA
	17.3	Discounted cash flow(5)	Discount rate(3)(5)	10.6% – 17.5%/12.7%	Decrease
	8.7	Recent transactions	Actual trade/payoff(6)	38.5% – 87.0%/48.6%	NA
Equity Shares	11.8	Enterprise value(7)/	EBITDA(2)	$35.5/ncm(4)	Increase
		Discounted cash flow(5)	Market multiples(2)	5.5x – 6.0x/ncm(4)	Increase
Other investments	—	Other	Discount rate(3)	10.9%/ncm(4)	Decrease
Total Fair Value for Level 3 Investments(9)	$421.7

____________

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
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)

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

(9)   Totals may not sum due to rounding.

(10) The impact on the fair value measurement of an increase in each unobservable input is in isolation.  The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)	Impact to Fair Value from an Increase in Input(9)
Senior Secured Notes	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%	NA
	11.8	Yield Analysis	NBIB(1)	97.3%/ncm(4)	NA
			Discount Margin	6.4%/ncm(4)	Decrease
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%	NA
	14.3	Market quotes/	NBIB(1)	98.0% – 101.0%/98.5%	NA
		Enterprise value(7)	EBITDA multiples(2)	4.5x – 6.25x/ncm(4)	Increase
Subordinated Debt	0.7	Market quotes/	NBIB(1)	101.0%/ncm(4)	NA
		Enterprise value(7)	EBITDA multiples(2)	4.5x – 5.0x/ncm(4)	Increase
CLO Debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)	NA
CLO Equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%	NA
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%	Decrease
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%	NA
Equity Shares	12.4	Enterprise value(7)/	EBITDA(2)	$35. 2 – 170.7/ncm(4)	Increase
		Discounted cash flow(5)	Market multiples(2)	4.5x – 9.5x/ncm(4)	Increase
			Discount rates(3)	20.0%/ncm(4)	Decrease
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)	Decrease
Total Fair Value for Level 3 Investments	$585.2

____________

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)

(2)   EBITDA is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

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

(9)   The impact on the fair value measurement of an increase in each unobservable input is in isolation.  The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2017 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(2)(3)	Level 1	Level 2	Level 3
2017 Convertible Notes(1)	94,497	94,956	—	—	94,956
6.50% Unsecured Notes(1)	62,258	66,791	—	66,791	—
Total(4)	$156,756	$161,747	$—	$66,791	$94,956

____________

(1)   Carrying value is net of deferred debt issuance costs. Deferred debt issuance costs associated with the 2017 Convertible Notes (the “Convertible Notes”) totaled $45 at September 30, 2017. Deferred debt issuance costs associated with the 6.50% Unsecured Notes totaled approximately $2,112 at September 30, 2017.

(2)   For the Convertible Notes, fair value is based upon the mid-point between the bid and ask prices.

(3)   For the 6.50% Unsecured Notes due 2024 (the “6.50% Unsecured Notes”), the fair value is based upon the closing price on the last day of the quarter. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol TICCL).

(4)   Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)

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

____________

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)

A reconciliation of the fair value of investments for the three months ended September 30, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total(3)
Balance as of June 30, 2017	$258.8	$0.7	$4.2	$179.6	$11.4	$454.8
Realized gains/(losses) on investments included in earnings	0.7	—	0.2	(2.0)	—	(1.1)
Unrealized (depreciation)/appreciation included in earnings	1.7	0.1	(0.2)	0.6	0.4	2.6
Accretion of discount	0.2	—	—	—	—	0.2
Purchases(1)	16.9	—	3.3	11.0	—	31.2
Repayments and Sales(1)	(47.3)	—	(3.0)	(12.6)	—	(62.9)
Reductions to CLO Equity cost value(2)	—	—	—	(3.2)	—	(3.2)
Payment in Kind income(1)	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance as of September 30, 2017(3)	$231.1	$0.7	$4.5	$173.6	$11.8	$421.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$2.8	$—	$(0.2)	$(2.1)	$0.4	$0.9

____________

(1)   Includes rounding adjustments to reconcile period balances.

(2)   Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the quarter ended September 30, 2017, of approximately $11.3 million and the effective yield interest income of approximately $8.1 million.

(3)   Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)
A reconciliation of the fair value of investments for the nine months ended September 30, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance as of December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized gains/(losses) on investments included in earnings	2.1	—	0.2	(10.8)	2.5	(6.0)
Unrealized (depreciation)/appreciation included in earnings	9.3	0.1	0.1	5.9	(2.2)	13.2
Accretion of discount	0.8	—	—	—	—	0.8
Purchases(1)	53.6	—	4.5	107.0	3.0	168.1
Repayments and Sales(1)	(203.2)	—	(3.0)	(98.0)	(4.2)	(308.4)
Reductions to CLO Equity cost value(2)	—	—	—	(31.4)	—	(31.4)
Payment in Kind income(1)	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance as of September 30, 2017(3)	$231.1	$0.8	$4.5	$173.6	$11.8	$421.7
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to TICC’s Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in the Company’s Statement of Operations(1)	$2.6	$—	$0.1	$(4.7)	$0.3	$(1.7)

____________

(1)   Includes rounding adjustments to reconcile period balances.

(2)   Reduction to cost value on TICC’s CLO equity investments represents the difference between distributions received, or entitled to be received, for the nine months ended September 30, 2017, of approximately $57.5 million and the effective yield interest income of approximately $26.1 million.

(3)   Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4. FAIR VALUE (continued)

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

____________

(1)   Includes rounding adjustments to reconcile period balances.

(2)   Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$231.1	54.7%	$373.0	63.2%
Subordinated Debt	0.8	0.2%	0.7	0.1%
CLO Debt	4.5	1.1%	2.7	0.5%
CLO Equity	173.6	41.2%	200.8	34.0%
Equity and Other Investments	11.8	2.8%	12.7	2.2%
Total(1)	$421.7	100.0%	$589.9	100.0%

____________

(1)   Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At September 30, 2017 and December 31, 2016, respectively, cash, cash equivalents and restricted cash were as follows:

	September 30, 2017	December 31, 2016
Cash	$—	$—
Cash Equivalents	119,601,494	8,261,698
Total Cash and Cash Equivalents	$119,601,494	$8,261,698
Restricted Cash	$—	$3,451,636

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3. Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of September 30, 2017, the Company’s asset coverage for borrowed amounts was 504.2%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2017 and December 31, 2016. Fair values of the Company’s notes payable are based upon the bid price provided by the placement agent at the measurement date:

	September 30, 2017				December 31, 2016
($ in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$—	$—		$—	$65,282	$64,788	(1)	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes	—	—		—	20,000	19,633	(1)	20,025
TICC CLO 2012-1 LLC Class C-1 Notes	—	—		—	23,000	22,375	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 Notes	—	—		—	21,000	20,290	(1)	21,210
TICC CLO 2012-1 LLC deferred issuance costs	—	—		—	—	(1,232)		—
Sub-total TICC CLO 2012-1, LLC Notes	—	—		—	129,282	125,854		129,575
2017 Convertible Notes	94,542	94,497	(2)	94,956	94,542	94,117	(2)	96,906
6.50% Unsecured Notes	64,370	62,258	(2)	66,791	—	—		—
Total(3)	$158,912	$156,756		$161,747	$223,824	$219,971		$226,481

____________

(1)   Represents the aggregate principal amount outstanding less the unaccreted discount. As of December 31, 2016, the total unaccreted discount for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively.

(2)   Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2017, the total unamortized deferred issuance costs for the Convertible Notes and 6.50% Unsecured Notes was approximately $45 and $2,112, respectively. As of December 31, 2016, the total unamortized deferred issuance costs for the Convertible Notes was approximately $425.

(3)   Totals may not sum due to rounding.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2017 were 7.09% and 2.7 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 6. BORROWINGS (continued)

The table below summarizes the components of interest expense for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$42.1	$1.6	$—	$43.7	$1,019.2	$46.0	$—	$1,065.2
TICC CLO 2012-1 LLC Class B-1 Notes	143.3	8.4	—	151.7	216.1	13.7	—	229.8
TICC CLO 2012-1 LLC Class C-1 Notes	208.7	14.1	—	222.8	322.0	22.9	—	344.9
TICC CLO 2012-1 LLC Class D-1 Notes	222.6	15.9	—	238.5	347.6	25.8	—	373.4
TICC CLO 2012-1 amortization of deferred debt	—	—	16.1	16.1	—	—	81.6	81.6
Convertible Notes	1,772.7	—	128.2	1,900.9	2,156.3	—	156.0	2,312.3
6.50% Unsecured Notes	1,046.0	—	81.8	1,127.8	—	—	—	—
Total	$3,435.4	$40.0	$226.1	$3,701.5	$4,061.2	$108.4	$237.6	$4,407.2

The table below summarizes the components of interest expense for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$623.8	$25.4	$—	$649.2	$3,089.1	$145.3	$—	$3,234.4
TICC CLO 2012-1 LLC Class B-1 Notes	600.0	35.4	—	635.4	629.2	40.7	—	669.9
TICC CLO 2012-1 LLC Class C-1 Notes	878.4	59.4	—	937.8	943.2	68.1	—	1,011.3
TICC CLO 2012-1 LLC Class D-1 Notes	939.7	67.0	—	1,006.7	1,021.5	76.5	—	1,098.0
TICC CLO 2012-1 amortization of deferred debt	—	—	91.7	91.7	—	—	253.0	253.0
Convertible Notes	5,318.0	—	380.5	5,698.5	6,468.9	—	464.6	6,933.5
6.50% Unsecured Notes	1,964.2	—	152.0	2,116.2	—	—	—	—
Total	$10,324.1	$187.2	$624.2	$11,135.5	$12,151.9	$330.6	$717.6	$13,200.1

The aggregate accrued interest which remained payable as of September 30, 2017 and December 31, 2016 was approximately $3.0 million and $1.7 million, respectively.

TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 subordinated notes totaling

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 6. BORROWINGS (continued)

an aggregate of $40 million, which 2012 subordinated notes were purchased by TICC under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the Securitization Issuer repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the class A-1 notes, respectively. On August 25, 2017, the Securitization Issuer repaid, in full, the remaining secured notes (classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million. Management is in the process of winding down TICC CLO 2012-1.

In connection with the August 25, 2016 repayment of approximately $36.0 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $648,000, which consisted of approximately $287,000 in accelerated note discount expense and approximately $361,000 in accelerated deferred debt issuance costs.

In connection with the November 25, 2016 repayment of approximately $74.7 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $1,296,000, which consisted of approximately $574,000 in accelerated note discount expense and approximately $722,000 in accelerated deferred debt issuance costs.

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

In connection with the August 25, 2017 repayment of approximately $73.4 million of the Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs.

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within Realized Losses on Extinguishment of Debt in the Consolidated Statement of Operations.

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2017 and 2016, respectively:

TICC CLO 2012-1 LLC ($ in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stated interest expense	$616.7	$1,904.9	$3,041.9	$5,683.0
Amortization of deferred issuance costs	16.1	81.6	91.7	253.0
Note discount expense	40.0	108.4	187.2	330.6
Total interest expense	$672.8	$2,094.9	$3,320.8	$6,266.6
Effective annualized average interest rate	5.98%	3.70%	5.33%	3.56%
Cash paid for interest	$1,031.6	$1,960.0	$3,591.2	$5,652.4

Effective January 1, 2017 and through February 27, 2017, the interest charged under the securitization was based on three-month LIBOR, which was 0.930%. Effective February 28, 2017 and through May 25, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.052%. Effective May 26, 2017 and through August 25, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.189%.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 6. BORROWINGS (continued)

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

The interest rate, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 Notes for the three and nine months ended September 30, 2017, respectively, are as follows:

			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$70.5	$42.1	$803.6	$623.8
Class B-1 Notes	4.68867%	350	239.6	143.3	691.0	600.0
Class C-1 Notes	5.93867%	475	349.1	208.7	1,012.7	878.4
Class D-1 Notes	6.93867%	575	372.4	222.6	1,083.9	939.7
Total(1)			$1,031.6	$616.7	$3,591.2	$3,041.9

____________

(1)   Totals may not sum due to rounding.

The interest rate, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 Notes for the three and nine months ended September 30, 2016, respectively, are as follows:

			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.57544%	175	$1,085.0	$1,019.2	$3,095.8	$3,089.1
Class B-1 Notes	4.32544%	350	212.7	216.1	618.2	629.2
Class C-1 Notes	5.57544%	475	318.1	322.0	929.8	943.2
Class D-1 Notes	6.57544%	575	344.1	347.6	1,008.7	1,021.6
Total(1)			$1,960.0	$1,904.9	$5,652.4	$5,683.2

____________

(1)   Totals may not sum due to rounding.

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

6.50% Unsecured Notes Due 2024

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of 6.50% unsecured notes due 2024. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 6. BORROWINGS (continued)

6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes at September 30, 2017 was approximately $11,600. As of September 30, 2017, the Company had unamortized deferred debt issuance costs of approximately $2.1 million relating to these notes. This amount is being amortized and is included in Interest expense in the Consolidated Statements of Operations over the term of the 6.50% Unsecured Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 6.50% Unsecured Notes for the three and nine months ended September 30, 2017:

6.50% Unsecured Notes ($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Stated interest expense	$1,046.0	$1,964.2
Amortization of deferred issuance costs	81.8	152.0
Total interest expense	$1,127.8	$2,116.2
Effective annualized average interest rate	6.95%	6.98%
Cash paid for interest	$1,046.0	$1,952.6

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

Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of senior unsecured notes due November 2017, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. At September 30, 2017, approximately $94.5 million aggregate principal amount of the Convertible Notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 per share, subject to adjustment. TICC does not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes as of September 30, 2017 was approximately $3.0 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2017, the Company had unamortized deferred debt issuance costs of approximately $45,000 relating to these notes. This amount is being amortized and is included in Interest expense in the Consolidated Statements of Operations over the term of the Convertible Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 6. BORROWINGS (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and nine months ended September 30, 2017 and 2016, respectively:

2017 Convertible Notes ($ in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stated interest expense	$1,772.7	$2,156.3	$5,318.0	$6,468.8
Amortization of deferred issuance costs	128.2	156.0	380.5	464.7
Total interest expense	$1,900.9	$2,312.3	$5,698.5	$6,933.5
Effective annualized average interest rate	7.98%	7.98%	8.06%	8.03%
Cash paid for interest	$—	$—	$3,545.3	$4,312.5

The Convertible Notes are TICC’s general, unsecured obligations and rank equal in right of payment with all of TICC’s existing and future senior, unsecured indebtedness and senior in right of payment to any of its subordinated indebtedness. As a result, the Convertible Notes are effectively subordinated to TICC’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of its subsidiary. For details regarding the maturity of the Convertible Notes refer to “Note 18. Subsequent Events.”

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$6,767,753	$6,539,020	$23,097,902	$17,382,340
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	51,985,537
Net increase in net assets resulting from net investment income per common share – basic	$0.13	$0.13	$0.45	$0.33
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$6,767,753	$6,539,020	$23,097,902	$17,382,340
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees(1)	—	—	—	—
Net investment income, as adjusted(1)	$6,767,753	$6,539,020	$23,097,902	$17,382,340
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	51,985,537
Share adjustments for dilutive effect of convertible notes(1)	—	—	—	—
Weighted average common shares outstanding – diluted(1)	51,479,409	51,479,409	51,479,409	51,985,537
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.13	$0.13	$0.45	$0.33

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 7. EARNINGS PER SHARE (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations	$6,016,019	$42,912,763	$27,187,874	$74,062,706
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	51,985,537
Net increase in net assets resulting from operations per common share – basic	$0.12	$0.83	$0.53	$1.42
Net increase in net assets resulting from operations per common share – diluted
Net increase in net assets resulting from operations, before adjustments	$6,016,019	$42,912,763	$27,187,874	$74,062,706
Adjustments for interest on convertible senior notes, base management fees, deferred issuance costs and incentive fees(1)	—	1,446,266	4,215,831	5,555,309
Net increase in net assets resulting from operations, as adjusted(1)	$6,016,019	$44,359,029	$31,403,705	$79,618,015
Weighted average common shares outstanding – basic	51,479,409	51,479,409	51,479,409	51,985,537
Adjustments for dilutive effect of convertible notes(1)	—	10,033,152	8,248,298	10,033,152
Weighted average common shares outstanding – diluted(1)	51,479,409	61,512,561	59,727,707	62,018,689
Net increase in net assets resulting from operations per common share – diluted(1)(2)	$0.12	$0.72	$0.53	$1.28

____________

(1)   Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 for net increase in net assets resulting from net investment income and for the three months ended September 30, 2017 for net increase in net assets resulting from operations, the adjustments for interest on the Convertible Notes, base management fees, deferred issuance costs and net investment income incentive fees, as well as share adjustments for dilutive effect of the Convertible Notes, were excluded from the respective period’s diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the three and nine months ended September 30, 2017 and 2016:

(2)   Net increase in net assets resulting from operations per share for the nine months ended September 30, 2017 resulted in a diluted effect before rounding adjustments.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 7. EARNINGS PER SHARE (continued)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$1,177,683	$1,446,266	$4,215,831	$5,555,309
Share adjustments for dilutive effect of convertible notes	8,248,298	10,033,152	8,248,298	10,033,152
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest on convertible notes, deferred issuance costs, and related impact on base management fees and incentive fees	$1,177,683	$—	$—	$—
Share adjustments for dilutive effect of convertible notes	8,248,298	—	—	—

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

The following table represents the Base Fee for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Base management fee	$2,004,391	$2,630,334	$6,456,566	$8,747,819

The Base management fee payable to TICC Management as of September 30, 2017 and December 31, 2016 was $2,004,391 and $2,544,576, respectively.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS (continued)

Incentive Fee

The incentive fee has two parts: the “Net Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The Net Investment Income Incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the current calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus TICC’s operating expenses accrued during the calendar quarter (including the Base Fee, expenses payable under a separate agreement with BDC Partners (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. TICC Management is not under any obligation to reimburse TICC for any part of the incentive fee it received that was based on accrued income that it never received as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses, unrealized appreciation or depreciation on investments, or gain/loss on extinguishment of debt. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation on investments or gain/loss on extinguishment of debt that may occur during the quarter, this portion of TICC Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

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

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS (continued)

the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle rate used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarters ended September 30, 2017 and September 30, 2016 was 6.93% and 6.76%, respectively.

The following table represents the Net Investment Income Incentive fees for each of the quarters ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net investment income incentive fee	$564,370	$422,828	$2,827,991	$1,666,594

The Net Investment Income Incentive Fee payable to TICC Management as of September 30, 2017 and December 31, 2016 was approximately $567,103 and $1,128,805, respectively.

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consists of its realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation on investments for that calendar year. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains on investments were realized, the Company will accrue a Capital Gains Incentive Fee based upon net realized gains on investments (excluding gains/losses on extinguishment of debt) and unrealized depreciation on investments for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

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

There were no Capital Gains Incentive Fees incurred during the three and nine months ended September 30, 2017 and 2016. There were no accrued Capital Gains Incentive Fees payable to TICC Management as of September 30, 2017 and December 31, 2016.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS (continued)

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

For the three months ended September 30, 2017 and 2016, TICC incurred approximately $237,700 and $189,200, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administration Agreement with BDC Partners; for the nine months ended September 30, 2017 and 2016, TICC incurred approximately $676,000 and $609,300, respectively. Further, TICC incurred approximately $24,000 and $27,700 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2017 and 2016, respectively; for the nine months ended September 30, 2017 and 2016, TICC incurred $57,000 and $83,200, respectively. As of September 30, 2017 and December 31, 2016, aggregate amounts payable under the Administration Agreement were approximately $66,000 and $0, respectively.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 9. DISTRIBUTIONS (continued)

The Company has adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three and nine months ended September 30, 2017 and 2016, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended September 30, 2017 and September 30, 2016, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 45,183 shares and 73,401 shares, respectively, of our common stock for $0.3 million and $0.4 million, respectively, in the open market to satisfy the reinvestment portion of our dividends. On September 29, 2017, the Company paid a distribution of $0.20 per share.

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

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share at September 30, 2017 was $7.43, and at December 31, 2016 was $7.50. In determining the Company’s net asset value per share, the Board of Directors determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest income
Stated interest income	$5,091,751	$8,251,446	$18,337,423	$25,231,480
Original issue discount and market discount income	244,751	344,332	827,746	801,621
Payment-in-kind income	59,446	55,898	173,347	163,922
Discount income derived from unscheduled remittances at par	8,460	3,154	37,737	20,574
Total interest income	$5,404,408	$8,654,830	$19,376,253	$26,217,597
Income from securitization vehicles	$8,086,059	$8,635,834	$26,081,676	$22,538,250
Commitment, amendment and other fee income
Fee letters	$314,007	$339,005	$1,051,207	$1,014,785
Loan prepayment and bond call fees	300,000	330,000	570,212	358,381
All other fees	393,223	136,123	895,982	281,788
Total commitment, amendment and other fee income	$1,007,230	$805,128	$2,517,401	$1,654,954
Total investment income	$14,497,697	$18,095,792	$47,975,330	$50,410,801

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 11. INVESTMENT INCOME (continued)

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2017 and 2016, respectively, the Company received no fee income for managerial assistance.

NOTE 12. SHARE REPURCHASE PROGRAM

On November 5, 2015, the Board of Directors authorized a program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through September 30, 2016, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. Additionally, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million until March 4, 2016. During the year ended December 31, 2016, under that repurchase program, the Company repurchased 4,917,026 shares of outstanding common stock for approximately $25.6 million at the average weighted price of $5.20 per share, inclusive of commission, while complying with the prohibitions under TICC’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the 1940 Act. The Company did not repurchase shares of its common stock during the three and nine months ended September 30, 2017, as the program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016. The Company did not repurchase shares of its common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	5.48	2,155,303	39.5 million
February 1, 2016 – February 29, 2016	2,562,494	4.97	2,562,494	26.8 million
March 1, 2016 – March 31, 2016	199,229	5.17	199,229	25.8 million
April 1, 2016 – April 30, 2016	—		—	25.8 million
May 1, 2016 – May 31, 2016	—		—	25.8 million
June 1, 2016 – June 30, 2016	—		—	—
July 1, 2016 – July 30, 2016	—		—	—
August 1, 2016 – August 31, 2016	—		—	—
September 1, 2016 – September 30, 2016	—		—	—
Total – nine months ended September 30, 2016	4,917,026		4,917,026

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of September 30, 2017, the Company had commitments to purchase additional debt investments totaling approximately $5.0 million.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2017 and 2016, respectively, are as follows:

Per Share Data	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net asset value as of beginning of period	$7.51	$6.54	$7.50	$6.40
Net investment income(1)	0.13	0.13	0.45	0.33
Net realized and unrealized (losses) gains(2)	(0.01)	0.70	0.08	1.10
Net change in net asset value from operations(2)	0.12	0.83	0.53	1.43
Distributions per share from net investment income	(0.20)	(0.29)	(0.60)	(0.87)
Distributions based on weighted average share impact	—	—	—	0.01
Total distributions(3)	(0.20)	(0.29)	(0.60)	(0.86)
Effect of shares repurchased, gross	—	—	—	0.11
Net asset value at end of period	$7.43	$7.08	$7.43	$7.08
Per share market value at beginning of period	$6.34	$5.27	$6.61	$6.08
Per share market value at end of period	$6.85	$5.82	$6.85	$5.82
Total return(4)	11.20%	15.94%	13.00%	12.43%
Shares outstanding at end of period	51,479,409	51,479,409	51,479,409	51,479,409

Ratios/Supplemental Data
Net assets at end of period (000’s)	$382,293	$364,622	$382,293	$364,622
Average net assets (000’s)	384,433	350,631	386,146	332,591
Ratio of operating expenses to average net assets(5)	8.04%	13.18%	8.59%	13.24%
Ratio of net investment income to average net assets(5)	7.04%	7.46%	7.98%	6.97%
Portfolio turnover rate(6)	6.52%	9.42%	32.3%	22.92%

____________

(1)   Represents per share net investment income for the period, based upon average shares outstanding.

(2)   Net realized and unrealized capital gains include rounding adjustments to reconcile change in net asset value per share.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS (continued)

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

The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	7.46%	12.70%	7.61%	12.57%
Net investment income incentive fees	0.59%	0.48%	0.98%	0.67%
Ratio of expenses, excluding interest expense	4.19%	8.16%	4.74%	7.95%

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company is currently assessing the impact of ASU 2016-15 and does not anticipate a material impact on its consolidated financial statements. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of ASU 2016-15.

In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X were effective August 1, 2017. The Company has adopted these amendments as of September 30, 2017 and the adoption has not had a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is assessing the impact of ASU 2016-18 and

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

upon adoption of the standard, restricted cash will be included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to December 15, 2017. Management has concluded that its revenues associated with financial instruments are scoped out of ASC 606. The adoption of the requirements is not expected to have a significant impact on the consolidated financial statements.

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

NOTE 17. RISKS AND UNCERTAINTIES

The United States capital markets have in the past experienced periods of extreme volatility and disruption. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may reoccur in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 17. RISKS AND UNCERTAINTIES (continued)

under the debt securities that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though the Company may have structured its investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which the Company actually provided significant managerial assistance, if any, to that portfolio company, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of the Company’s claim to that of other creditors. These events could harm the Company’s financial condition and operating results.

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

NOTE 18. SUBSEQUENT EVENTS

On October 27, 2017, the Board of Directors declared a distribution of $0.20 per share for the fourth quarter, payable on December 29, 2017 to shareholders of record as of December 15, 2017.

On November 1, 2017, the Convertible Notes matured and were repaid in full (approximately $94.5 million) in accordance with their terms.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary current focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated for tax purposes as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our 2003 taxable year.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant, and accrue interest at fixed or variable rates. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2017, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates of between 15 and 112 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.5%.

The weighted average yield and the weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2017, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average yield will remain at its current level.

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

In addition, as a BDC, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of September 30, 2017.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of September 30, 2017 and December 31, 2016, we had no investments on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. See the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, PIK investments are subject to the fair value estimates associated with their respective related investments. A PIK investment on non-accrual status is restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though we have not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $421.7 million and $589.9 million as of September 30, 2017 and December 31, 2016, respectively. The decrease in the value of investments during the nine month period ended September 30, 2017 was due primarily to debt repayments and sales of securities totaling approximately $313.1 million and realized losses of approximately $6.0 million, partially offset by purchases of investments of approximately $168.1 million and net unrealized appreciation on our investment portfolio of approximately $13.2 million (which incorporates reductions to CLO equity cost value of $31.3 million). Refer to the table below, which reconciles the investment portfolio for the nine months ended September 30, 2017 and the year ended December 31, 2016.

During the quarter ended September 30, 2017, we closed approximately $31.2 million in portfolio investments, including additional investments of approximately $12.1 million in existing portfolio companies and approximately $19.1 million in new portfolio companies. For the year ended December 31, 2016, we closed approximately $171.6 million in portfolio investments, including additional investments of approximately $71.3 million in existing portfolio companies and approximately $100.3 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances and sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the quarter ended September 30, 2017, we recorded sales of securities of approximately $12.5 million and for the year ended December 31, 2016, we recorded sales of securities of approximately $176.8 million. Also, during the quarter ended September 30, 2017, we had repayments and amortization of principal payments of approximately $50.3 million and for the year ended December 31, 2016, we had repayments and amortization of principal payments of approximately $115.1 million.

As of September 30, 2017, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $236.4 million, and equity investments of approximately $185.3 million. These debt investments included approximately $0.2 million in capitalized PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2016, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $376.4 million, and equity investments of approximately $213.5 million. These debt investments included approximately $0.3 million in capitalized PIK interest.

A reconciliation of the investment portfolio for the nine months ended September 30, 2017 and the year ended December 31, 2016 follows:

($ in millions)	September 30, 2017	December 31, 2016
Beginning investment portfolio	$589.9	$656.7
Portfolio investments acquired	168.1	171.6
Debt repayments	(159.0)	(115.1)
Sales of securities	(154.1)	(176.8)
Reductions to CLO equity cost value(1)	(31.3)	(34.2)
Payment in kind(2)	0.1	0.3
Accretion of discounts on investments	0.8	1.1
Net unrealized appreciation	13.2	100.6
Net realized losses	(6.0)	(14.3)
Ending investment portfolio	$421.7	$589.9

____________

(1)   For the nine months ended September 30, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the nine months ended September 30, 2017, of approximately $57.4 million and the effective yield interest income of approximately $26.1 million. For the year ended December 31, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2016, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

(2)   Includes rounding adjustment to reconcile ending investment portfolio at September 30, 2017 and December 31, 2016.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

($ in millions)	New Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
September 30, 2017	$31.2	$50.3	$3.2	$12.5
June 30, 2017	89.3	57.1	16.1	60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total(2)	$168.1	$159.0	$31.3	$154.1
December 31, 2016	$27.0	$1.9	$3.9	$51.6
September 31, 2016	58.4	50.5	9.4	74.7
June 30, 2016	73.4	60.0	9.5	36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total(2)	$171.6	$115.1	$34.2	$176.8

____________

(1)   Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of interest income).

(2)   Totals may not sum due to rounding

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2017 and December 31, 2016:

($ in millions)	September 30, 2017		December 31, 2016
	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$231.1	54.7%	$373.0	63.2%
Subordinated Debt	0.8	0.2%	0.7	0.1%
CLO Debt	4.5	1.1%	2.7	0.5%
CLO Equity	173.6	41.2%	200.8	34.0%
Equity and Other Investments	11.8	2.8%	12.7	2.2%
Total(1)	$421.7	100.0%	$589.9	100.0%

____________

(1)   Total may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2017, we held qualifying assets that represented 67.3% of our total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$178.0	42.1%	$203.5	34.5%
Telecommunication services	57.3	13.6%	96.7	16.4%
Business services	52.9	12.5%	80.3	13.6%
Software	24.7	5.9%	18.7	3.2%
Consumer services	18.8	4.5%	16.9	2.9%
IT consulting	15.2	3.6%	11.6	2.0%
Diversified insurance	15.2	3.6%	15.1	2.5%
Financial intermediaries	13.5	3.2%	47.0	8.0%
Healthcare	12.9	3.1%	—	0.0%
Printing and publishing	12.8	3.0%	62.9	10.7%
Logistics	10.5	2.5%	10.6	1.8%
Aerospace and defense	5.4	1.3%	5.5	0.9%
Education	4.5	1.1%	4.3	0.7%
Travel	—	—	8.9	1.5%
Computer hardware	—	—	7.9	1.3%
Total	$421.7	100.0%	$589.9	100.0%

____________

(1)   Reflects our debt and equity investments in CLOs as of September 30, 2017 and December 31, 2016, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2017 and December 31, 2016, our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

As of September 30, 2017 and December 31, 2016, our debt investment portfolio was graded as follows:

Grade	Summary Description	September 30, 2017
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value(1)	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—	$—	—
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	193.9	79.3%	190.7	80.7%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche	50.5	20.7%	45.6	19.3%
4	A loss of interest income has occurred or is expected to occur and in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	—	—	—
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—	—	—
		$244.4	100.0%	$236.4	100.0%

____________

(1) Totals may not sum due to rounding.

Grade	Summary Description	December 31, 2016
		Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—	$—	—
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected, for the specific tranche.	309.7	78.3%	301.9	80.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.8	21.7%	74.5	19.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	—	—	—
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—	—	—
		$395.5	100.0%	$376.4	100.0%

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016.

Investment Income

Investment income for the three months ended September 30, 2017 and September 30, 2016 was approximately $14.5 million and $18.1 million, respectively. Investment income for the nine months ended September 30, 2017 and September 30, 2016, was approximately $48.0 million and $50.4 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest income
Stated interest income	$5,091,751	$8,251,446	$18,337,423	$25,231,480
Original issue discount and market discount income	244,751	344,332	827,746	801,621
Payment-in-kind income	59,446	55,898	173,347	163,922
Discount income derived from unscheduled remittances at par	8,460	3,154	37,737	20,574
Total interest income	$5,404,408	$8,654,830	$19,376,253	$26,217,597
Income from securitization vehicles	$8,086,059	$8,635,834	$26,081,676	$22,538,250

Commitment, amendment and other fee income
Fee letters	$314,007	$339,005	$1,051,207	$1,014,785
Loan prepayment and bond call fees	300,000	330,000	570,212	358,381
All other fees	393,223	136,123	895,982	281,788
Total commitment, amendment and other fee income	$1,007,230	$805,128	$2,517,401	$1,654,954
Total investment income	$14,497,697	$18,095,792	$47,975,330	$50,410,801

Total investment income for the three months ended September 30, 2017 reflected a decrease of approximately $3.6 million. That decrease was comprised of lower interest income of approximately $3.3 million which was largely attributable to a smaller corporate loan portfolio due to loan sale activity. Income from securitization vehicles reflected a decrease of approximately $0.5 million which was partially offset by an increase in commitment, amendment and other fee income of $0.2 million.

Total investment income for the nine months ended September 30, 2017 reflected a decrease of approximately $2.4 million. That decrease was comprised of lower interest income of approximately $6.8 million which was largely attributable to a smaller corporate loan portfolio due to loan sale activity. Total principal outstanding on income producing debt investments as of September 30, 2017 and September 30, 2016 were approximately $244.4 million and $416.6 million, respectively. The decrease in interest income was partially offset by an increase in income from securitization vehicles of approximately $3.5 million due largely to an increased weighted average effective yield on our CLO equity portfolio.

As of September 30, 2017, our debt investments had stated interest rates of between 4.75% and 15.00% and maturity dates between 15 and 112 months compared to stated interest rates of 4.75% to 15.00% and maturity dates between 24 and 104 months as of September 30, 2016. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.5% as of September 30, 2017, compared to approximately 8.0% as of September 30, 2016. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 and September 30, 2016 were approximately $7.7 million and $11.6 million, respectively. Total operating expenses for the nine months ended September 30, 2017 and September 30, 2016 were approximately $24.9 million and $33.0 million, respectively. The decreases during those periods were largely attributable to lower professional fees, base management fees, and general and administrative expenses.

Expenses before net investment income incentive fees for the three months ended September 30, 2017 and September 30, 2016 were approximately $7.2 million and $11.1 million, respectively. Operating expenses before incentive fees for the nine months ended September 30, 2017 and September 30, 2016 were approximately $22.0 million and $31.4 million, respectively. The decreases during those periods were largely attributable to lower professional fees, base management fees, and general and administrative expenses.

The investment advisory base management fee for the three months ended September 30, 2017 and September 30, 2016 was approximately $2.0 million and $2.6 million, respectively. The investment advisory base management fee for the nine months ended September 30, 2017 and September 30, 2016 was approximately $6.5 million and $8.7 million, respectively. Those decreases were due largely to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” below, for discussion of ongoing fee waivers), as well as a decline in the weighted average gross assets due to the sale of certain assets to fund the voluntary partial repayment of the TICC CLO 2012-1 LLC class A-1 notes and partial repurchase of outstanding shares of Convertible Notes (refer to the discussion in the Liquidity and Capital Resources section below). At September 30, 2017 and December 31, 2016, approximately $2.0 million and $2.5 million, respectively, of investment advisory base management fees remained payable to TICC Management.

Interest expenses for the three months ended September 30, 2017 and September 30, 2016 were approximately $3.7 million and $4.4 million, respectively. The decrease in interest expense is due primarily to lower weighted average debt outstanding over the three month period. Interest expenses for the nine months ended September 30, 2017 and September 30, 2016 were approximately $11.1 million and $13.2 million, respectively. The decrease over the nine month period was primarily driven by the lower weighted average debt outstanding due to the previously stated note repayment and repurchases. The aggregate accrued interest which remained payable at September 30, 2017 and December 31, 2016 was approximately $3.0 million and $1.7 million, respectively.

Professional fees, consisting of legal, financial advisory, valuation, audit and tax fees, were approximately $0.7 million and $2.2 million for the three months ended September 30, 2017 and September 30, 2016, respectively. Professional fees were approximately $2.1 million and $5.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Those decreases in professional fees are primarily attributable to the discontinuation of services related to the engagement of legal and financial advisors.

Compensation expenses for the three months ended September 30, 2017 and September 30, 2016 were approximately $0.2 million, reflecting the allocation of compensation expenses for the services of our chief financial officer, accounting personnel, and other administrative support staff. Compensation expenses for the nine months ended September 30, 2017 and September 30, 2016 were $0.7 million and $0.6 million, respectively. At September 30, 2017 and December 31, 2016, respectively, approximately $66,000 and $0 of compensation expense remained payable.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.5 million and $1.7 million for the three and nine months ended September 30, 2017, compared to approximately $1.7 million and $3.4 million for the three and nine months ended September 30, 2016. Office supplies, facilities costs and other expenses are allocated to the Company under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three and nine months ended September 30, 2017 was approximately $0.6 million and $2.8 million, respectively, compared to approximately $0.4 million and $1.7 million for both the three and nine months ended September 30, 2016.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to TICC Management in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2017 and September 30, 2016, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The actual amount of the capital gains incentive fee which will be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2017 and September 30, 2016, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended September 30, 2017, we recognized net realized losses on investments of approximately $1.1 million. For the nine months ended September 30, 2017, we recognized net realized losses on investments of approximately $6.0 million, which primarily reflects the losses from the sale of CLO equity investments, partially offset by the gains realized from the sale and repayment of certain senior secured notes.

Based upon the fair value determinations made in good faith by the Board of Directors, for the three months ended September 30, 2017, our net change in unrealized appreciation/(depreciation) was approximately $2.6 million, primarily due to improvements in the corporate loan market, composed of $7.8 million in gross unrealized appreciation, $6.9 million in gross unrealized depreciation and approximately $1.7 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. The net change in unrealized appreciation includes net unrealized appreciation of approximately $3.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2017 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)
Birch Communications, Inc.	3.0
Ares XXIX CLO Ltd.	$2.3
Net all other(1)	(2.7)
Total	$2.6

____________

(1)   Unrealized gains and losses of less than $1.0 million have been combined.

Based upon the fair value determinations made in good faith by the Board of Directors, during the nine months ended September 30, 2017, we had net change in unrealized appreciation/(depreciation) of $13.2 million, composed of $10.4 million in gross unrealized appreciation, $12.0 million in gross unrealized depreciation and approximately $14.8 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. The net change in unrealized appreciation includes net unrealized appreciation of approximately $31.3 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received (and record date distributions to be received) over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the nine months ended September 30, 2017 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation/ (Depreciation)
Source Hov, LLC	$6.2
Mountain Hawk III CLO, Ltd.	3.6
Shackleton 2013-IV CLO, Ltd.	3.5
Benefit Street 2013 CLO Equity	2.8
Aricent Technologies, Inc.	2.0
Ares XXIX CLO Ltd.	1.5
Marea CLO Equity	1.3
Halcyon Loan Advisors Funding 2012-4 Ltd.	1.3
Ares XXV CLO Ltd.	1.1
Windriver 2012-1 CLO Equity, Ltd.	(1.1)
York 2014-1A CLO Equity	(1.3)
KVK CLO 2013-2, Ltd.	(1.6)
Electric Lightwave Holdings, Inc. (F/K/A “Integra Telecom Holdings, Inc.”)	(2.4)
Net all other(1)	(3.7)
Total	$13.2

____________

(1)   Unrealized gains and losses of less than $1.0 million have been combined.

Realized loss on extinguishment of debt

On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the 2012 Securitization Issuer repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the Class A-1 notes, respectively. On August 25, 2017, the 2012 Securitization Issuer repaid in full the remaining secured notes (Classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million.

In connection with the August 25, 2016 repayment of approximately $36.0 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $648,000, which consisted of approximately $287,000 in accelerated note discount expense and approximately $361,000 in accelerated deferred debt issuance costs. In connection with the November 25, 2016 repayment of approximately $74.7 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $1,296,000, which consisted of approximately $574,000 in accelerated note discount expense and approximately $722,000 in accelerated deferred debt issuance costs. In connection with the February 27, 2017 repayment of approximately $24.5 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $409,000, which consisted of approximately $181,000 in accelerated note discount expense and approximately $228,000 in accelerated deferred debt issuance costs. In connection with the May 25, 2017 repayment of approximately $31.4 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $505,000, which consisted of approximately $224,000 in accelerated note discount expense and approximately $281,000 in accelerated deferred debt issuance costs. In connection with the August 25, 2017 repayment of approximately $73.4 million of the Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs. The debt extinguishment costs in connection with the August 25, 2016, November 25, 2016, February 27, 2017, May 25, 2017 and August 25, 2017 are recorded within Realized Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three and nine months ended September 30, 2017 was approximately $6.8 million and $23.1 million, respectively, as compared with the three and nine months ended September 30, 2016 of approximately $6.5 million and $17.4 million, respectively. The net increases for both the three and nine month periods were primarily the result of higher income from securitization vehicles and lower total expenses, partially offset by lower interest income on debt investments.

For the three and nine months ended September 30, 2017, the net increase in net assets resulting from net investment income per common share was $0.13 (basic and diluted) and $0.45 (basic and diluted), respectively, based on 51,479,409 weighted average common shares outstanding as of September 30, 2017, compared to the net increase in net assets resulting from net investment income per share of $0.13 (basic and diluted) and $0.33 (basic and diluted) for the three and nine months ended September 30, 2016, respectively, based on 51,479,409 and 51,985,537 weighted average common shares outstanding for the three and nine months ended September 30, 2016, respectively. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and September 30, 2016, the adjustments for interest on Convertible Notes, base management fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three and nine months ended September 30, 2017, the net increase in the net assets resulting from core net investment income per common share was $0.13 (basic and diluted) and $0.53 (basic and diluted), based on 51,479,409 weighted average common shares as of September 30, 2017, compared to $0.31 (basic and diluted) and $0.92 (basic and diluted) for the three and nine months ended September 30, 2016, based on 51,479,409 and 51,985,537 weighted average common shares for the three and nine months ended September 30, 2016, respectively.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three and nine months ended September 30, 2017 was approximately $6.0 million and $27.2 million, respectively, compared with a net increase in net assets resulting from operations of approximately $42.9 million and $74.1 million for the three and nine months ended September 30, 2016, respectively. This decrease was largely due to lower net unrealized appreciation on investments of $39.8 million and $57.3 million, respectively.

For the three and nine months ended September 30, 2017, respectively, the net increase in net assets resulting from operations per common share was $0.12 (basic and diluted) and $0.53 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.83 (basic) and $0.72 (diluted) for the three months ended September 30, 2016 and a net increase in net assets resulting from operations per share of approximately $1.42 (basic) and $1.28 (diluted) for the nine months ended September 30, 2016. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended September 30, 2017, the adjustments for interest on Convertible Notes, base management fee, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments (excluding those cash distributions believed to represent a return of capital) and also excludes any capital gains incentive fees we recognize but have no obligation to pay in any period. The Company did not recognize any capital gains incentive fees for the quarter ended September 30, 2017.

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

The following tables provide a reconciliation of net investment income to core net investment income for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$6,767,753	$0.131	$6,539,020	$0.127
CLO equity additional distributions	47,456	0.001	9,359,695	0.182
Core net investment income	$6,815,209	$0.132	$15,898,715	$0.309

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$23,097,902	$0.449	$17,382,340	$0.334
CLO equity additional distributions	4,333,407	0.084	30,289,507	0.583
Core net investment income	$27,431,309	$0.533	$47,671,847	$0.917

In addition, the following ratio is presented to supplement the financial highlights included in “Note 14. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Ratio of core net investment income to average net assets	7.09%	18.14%	9.48%	19.11%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Ratio of net investment income to average net assets	7.04%	7.46%	7.98%	6.97%
Ratio of CLO equity additional estimated taxable income to average net assets	0.05%	10.68%	1.50%	12.14%
Ratio of core net investment income to average net assets	7.09%	18.14%	9.48%	19.11%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, cash and cash equivalents were approximately $119.6 million as compared to approximately $8.3 million at December 31, 2016. For the nine months ended September 30, 2017, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $202.4 million, largely reflecting proceeds from principal repayments and reductions to debt cost and sales of investments of approximately $310.2 million and reductions to CLO equity cost value of approximately $31.3 million, partially offset by purchases of new investments of approximately $163.0 million and net change in unrealized appreciation/(depreciation) of $13.2 million. For the nine months ended September 30, 2017, net cash provided by investing activities of approximately $3.5 million reflects the change in restricted cash in the 2012 Securitization Issuer. For the nine months ended September 30, 2017, net cash used in financing activities was approximately $94.5 million, reflecting the distribution of dividends and repayment of TICC CLO 2012-1 LLC notes and partially offset by the proceeds from the issuance of the 6.50% Unsecured Notes.

From time to time, we may seek to retire, repurchase, or exchange debt securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in principal amount of 6.50% unsecured notes due 2024 and intend to use the net proceeds from this offering to repay or repurchase a portion of the outstanding indebtedness under the 7.50% convertible notes due 2017, which currently amounts to approximately $94.5 million plus accrued interest as of September 30, 2017.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2017 is as follows:

Contractual obligations		Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
Convertible Notes(1)	$94,542,000	$94,542,000	$—	$—	$—
6.50% Unsecured Notes	64,370,225	—	—	—	64,370,225
Total	$158,912,225	$94,542,000	$—	$—	$64,370,225

____________

(1)   On November 1, 2017, the Convertible Notes matured and were repaid in full in accordance with their terms.

See also “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of September 30, 2017, our asset coverage for borrowed amounts was 504.2%.

The weighted average stated interest rate and weighted average maturity on all of our debt outstanding as of September 30, 2017 were 7.09% and 2.7 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

TICC CLO 2012-1 LLC

On August 23, 2012, we completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40 million of the 2012 subordinated notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 subordinated notes totaling an aggregate of $40 million, which 2012 subordinated notes were purchased by us under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that we own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, we repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the Class A-1 notes, respectively. On August 25, 2017, the 2012 Securitization Issuer repaid, in full, the remaining secured notes (Classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million.

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

In connection with the August 25, 2017 repayment of approximately $73.4 million of the Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs.

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within Realized Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

The following table sets forth the components of interest expense, effective annualized average interest rates, and cash paid for interest of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2017 and 2016, respectively:

TICC CLO 2012-1 LLC ($ in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stated interest expense	$616.7	$1,904.9	$3,041.9	$5,683.0
Amortization of deferred issuance costs	16.1	81.6	91.7	253.0
Note discount expense	40.0	108.4	187.2	330.6
Total interest expense	$672.8	$2,094.9	$3,320.8	$6,266.6
Effective annualized average interest rate	5.98%	3.70%	5.33%	3.56%
Cash paid for interest	$1,031.6	$1,960.0	$3,591.2	$5,652.4
Effective January 1, 2017 and through February 27, 2017, the interest charged under the securitization was based on three-month LIBOR, which was 0.930%. Effective February 28, 2017 and through May 25, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.052%. Effective May 26, 2017 and through August 25, 2017, the interest charged under the securitization was based on three-month LIBOR, which was approximately 1.189%.

Effective January 1, 2016 and through February 24, 2016, the interest charged under the securitization was based on three-month LIBOR, which was 0.393%. Effective February 25, 2016 and through May 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.629%. Effective May 26, 2016 and through August 25, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.662%. Effective August 26, 2016 and through September 30, 2016, the interest charged under the securitization was based on three-month LIBOR, which was approximately 0.825%

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2017, respectively, are as follows:

			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$70.5	$42.1	$803.6	$623.8
Class B-1 Notes	4.68867%	350	239.6	143.3	691.0	600.0
Class C-1 Notes	5.93867%	475	349.1	208.7	1,012.7	878.4
Class D-1 Notes	6.93867%	575	372.4	222.6	1,083.9	939.7
Total(1)			$1,031.6	$616.7	$3,591.2	$3,041.9

____________

(1)   Totals may not sum due to rounding.

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the three and nine months ended September 30, 2016, respectively, are as follows:

			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.57544%	175	$1,085.0	$1,019.2	$3,095.8	$3,089.1
Class B-1 Notes	4.32544%	350	212.7	216.1	618.2	629.2
Class C-1 Notes	5.57544%	475	318.1	322.0	929.8	943.2
Class D-1 Notes	6.57544%	575	344.1	347.6	1,008.7	1,021.6
Total(1)			$1,960.0	$1,904.9	$5,652.4	$5,683.2

____________

(1)   Totals may not sum due to rounding.

TICC serves as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

6.50% Unsecured Notes

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of 6.50% unsecured notes due 2024. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes at September 30, 2017 was approximately $11,600. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the 6.50% Unsecured Notes. As of September 30, 2017, we had a deferred debt issuance balance of approximately $2.1 million. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the 6.50% Unsecured Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 6.50% Unsecured Notes for the three and nine months ended September 30, 2017:

6.50% Unsecured Notes ($ in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Stated interest expense	$1,046.0	$1,964.2
Amortization of deferred issuance costs	81.8	152.0
Total interest expense	$1,127.8	$2,116.2
Effective annualized average interest rate	6.95%	6.98%
Cash paid for interest	$1,046.0	$1,952.6

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

Convertible Notes

On September 26, 2012, we issued $105.0 million aggregate principal amount of the Convertible Notes, and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. On December 2, 2016 and December 16, 2016, we repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. At September 30, 2017, approximately $94.5 million aggregate principal amount of the Convertible Notes remained outstanding. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of our common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 per share, subject to adjustment. The Convertible Notes mature on November 1, 2017, unless previously converted in accordance with their terms. We do not have the right to redeem the Convertible Notes prior to maturity. The aggregate accrued interest payable on the Convertible Notes at September 30, 2017 was approximately $3.0 million. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. As of September 30, 2017, we had a deferred debt issuance balance of approximately $45,000. This amount is being amortized and is included in interest expense in the consolidated statements of operations over the term of the Convertible Notes.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the three and nine months ended September 30, 2017 and 2016, respectively:

2017 Convertible Notes ($ in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Stated interest expense	$1,772.7	$2,156.3	$5,318.0	$6,468.8
Amortization of deferred issuance costs	128.2	156.0	380.5	464.7
Total interest expense	$1,900.9	$2,312.3	$5,698.5	$6,933.5
Effective annualized average interest rate	7.98%	7.98%	8.06%	8.03%
Cash paid for interest	$—	$—	$3,545.3	$4,312.5

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2016 resulted in a 50.7% non-taxable return of capital. While GAAP accounting income from our CLO equity class investments for the three months ended September 30, 2017 was approximately $8.1 million, we received or were entitled to receive approximately $11.3 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board of Directors has declared on our common stock since the beginning of 2015:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20
February 27, 2017	September 15, 2017	September 29, 2017	0.20
February 27, 2017	June 16, 2017	June 30, 2017	0.20
February 27, 2017	March 16, 2017	March 31, 2017	0.20
Total (2017)			$0.80

Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29
July 28, 2016	September 16, 2016	September 30, 2016	0.29
April 28, 2016	June 16, 2016	June 30, 2016	0.29
February 15, 2016	March 17, 2016	March 31, 2016	0.29
Total (2016)			$1.16	(1)

Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29
July 30, 2015	September 16, 2015	September 30, 2015	0.29
April 27, 2015	June 16, 2015	June 30, 2015	0.29
February 19, 2015	March 17, 2015	March 31, 2015	0.27
Total (2015)			$1.14	(2)

____________

(1)   Includes a taxable return of capital of approximately $0.59 per share for tax purposes.

(2)   Includes a taxable return of capital of approximately $0.08 per share for tax purposes.

Related Parties

We have entered into the Investment Advisory Agreement with TICC Management. TICC Management is controlled by BDC Partners, its managing member. BDC Partners, as the managing member of TICC Management, manages the business and internal affairs of TICC Management. In addition, BDC Partners provides us with office facilities and administrative services pursuant to the Administration Agreement. Jonathan H. Cohen is the managing member of and controls BDC Partners. Saul B. Rosenthal is also the President of TICC Management and a member of BDC Partners.

Charles M. Royce has a minority, non-controlling interest in TICC Management, but he does not take part in the management or participate in the operations of TICC Management.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. BDC Partners is the managing member of Oxford Bridge Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Bridge Management, LLC.

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

We have also adopted a Code of Business Conduct and Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Information concerning related party transactions is included in the consolidated financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

RECENT DEVELOPMENTS

On October 27, 2017, the Board of Directors declared a distribution of $0.20 per share for the fourth quarter, payable on December 29, 2017 to shareholders of record as of December 15, 2017.

On November 1, 2017, the Convertible Notes matured and were repaid in full (approximately $94.5 million) in accordance with their terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, one debt investment in our portfolio was at a fixed rate, and the remaining 25 debt investments were at variable rates, representing approximately $0.8 million and $243.6 million in principal debt, respectively. At September 30, 2017, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income as it pertains to our debt portfolio, we have assumed a 1% increase in the underlying five-year Treasury note, the Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2017. We have also assumed no outstanding variable rate borrowings due to the repayment of the TICC CLO 2012-1 secured notes. Under this analysis, net investment income would increase by $2.4 million on an annualized basis, reflecting the amount of investments in our portfolio which have implied floors that would be unaffected by a 1% change in the underlying interest rate. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2017, and we did not issue shares of common stock under our distribution reinvestment plan. During the quarter ended September 30, 2017, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 45,183 shares of our common stock for $0.3 million in the open market to satisfy the reinvestment portion of our dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

II-1

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

____________

*      Filed herewith

II-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date:	November 2, 2017	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2017	By:	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)

II-3