Form 10-K
period 2017-12-31
TICC Capital Corp.
filed 2018-03-01
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K

_______________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 814-00638

_______________________

TICC CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_______________________

Maryland	20-0188736
(State of Incorporation)	(I.R.S. Employer Identification Number)

8 Sound Shore Drive, Suite 255

Greenwich, CT 06830

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 983-5275

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
6.50% Notes due 2024	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

_______________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017, based on the closing price on that date of $6.34 on the NASDAQ Global Select Market, was $307,121,781. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 51,190,017 shares of the Registrant’s common stock outstanding as of February 27, 2018.

TICC CAPITAL CORP.
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017

i

PART I

Item 1. Business

TICC Capital Corp. (“TICC,” “Company,” “we,” “us,” or “our”) is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to maximize our portfolio’s total return. Our primary current focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We may also invest in publicly traded debt and/or equity securities. As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

We generally expect to invest between $5.0 million and $50.0 million in each of our portfolio investments, although this investment size may vary as the size of our capital base changes and market conditions warrant. We invest in both fixed and variable interest rate structures. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5% of the total portfolio.

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

6.50% Unsecured Notes

On April 12, 2017, we completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of our 6.50% unsecured notes due 2024, or the “6.50% Unsecured Notes.” The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market under the trading symbol “TICCL.”

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

We were founded in July 2003 and completed an initial public offering of shares of our common stock in November 2003. We are a Maryland corporation and a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in eligible portfolio companies. See “Regulation as a Business Development Company.” In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Set forth below is a chart detailing our organizational structure.

Our headquarters are located at 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut and our telephone number is (203) 983-5275.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). This information is available on our website at http://www.ticc.com. You can inspect any materials we file with the SEC, without charge, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The information we file with the SEC is available free of charge by contacting us at 8 Sound Shore Drive, Suite 255, Greenwich, CT 06830 or by telephone at (203) 983-5275. The SEC also maintains a website that contains reports, proxy statements and other information regarding registrants, including us, that file such information electronically with the SEC. The address of the SEC’s website is http://www.sec.gov. Information contained on our website or on the SEC’s website about us is not incorporated into this report and you should not consider information contained on our website or on the SEC’s website to be part of this report.

MARKET OVERVIEW AND OPPORTUNITY

2017 represented a period of continued strength in the markets in which we participate. From January 1, 2017 to December 31, 2017, the LSTA Corporate Loan index remained stable, trading at approximately 98% of par. At the same time, corporate loan default rates remained at low levels, providing investors with a generally lower-risk, lower-return corporate debt environment. Both our corporate loan and CLO portfolios had strong performance during 2017. During 2017, tighter leveraged loans credit spreads reduced the weighted average spreads of the loan assets in our CLO investments. The current market environment has also resulted in tighter CLO liability spreads presenting us with ongoing refinancing as well as resetting opportunities. A “reset” is conducted via an optional redemption via refinancing in most CLO indentures. In addition to refinancing the debt tranches of the CLO, a “reset” typically includes modifications of the structure and changes to the indenture including but not limited to: the stated maturity of the debt tranches, the reinvestment period, the non-call period, collateral quality tests, overcollateralization and interest coverage tests and other various provisions of the indenture. With both CLO collateral and liability spreads at nearly the tightest levels since the 2008 credit crisis, and with 3-month LIBOR at approximately 1.7% as of the end of 2017, we believe that the CLO asset class is currently well positioned for any widening of spreads and/or dislocation in the market.

As we executed our strategy of rotating out of more broadly-syndicated corporate loans into a combination of club deals and narrowly-syndicated loans through purchases in both the primary and secondary markets, we remained mindful of maintaining overall portfolio liquidity. Club deals are corporate loans that are not broadly syndicated, are generally not very liquid, and are typically held by a small number of unique institutional investors. We believe this strategy allowed us to maintain corporate debt investments which had sufficient liquidity to be sold (if necessary) in order to take advantage of market opportunities. We ended 2017 with approximately $30.0 million of cash on our balance sheet, after the maturity and repayment of our Convertible Notes in November 2017.

During 2017 we took steps to increase shareholder value in multiple ways. We significantly reduced our overall debt, rotated into higher-yielding corporate loan assets and rotated our CLO portfolio with a view towards maximizing our expected near and longer-term total returns.

We continue to view our mandate as maximizing the risk-adjusted return on our shareholders’ investment in TICC. As such, we have and continue to focus on portfolio-management strategies designed to maximize our total return, as opposed to generating a certain level of income over a particular timeframe. We view the market opportunity currently available to us as strong and, as a permanent capital vehicle, we have historically been able to take a longer-term view towards our investments. We believe this perspective served us well in 2017.

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

INVESTMENT PROCESS

Identification

We identify opportunities in the CLO market through our network of brokers, dealers, agent banks, collateral mangers and sponsors. We believe that we have developed an infrastructure that provides us with a competitive advantage in locating and acquiring attractive CLO opportunities. We believe that we also have an active pipeline of deal flow, particularly through multiple CLO trading desks. The CLO vehicles which we focus on are collateralized primarily by senior secured loans made to companies whose debt is unrated or is rated below investment grade, and generally have very little or no direct exposure to real estate, mortgage loans or to pools of consumer-based debt, such as credit card receivables or auto loans. In screening potential investments in CLO vehicles, our due diligence process generally includes a review of current financial information and projections, review of collateral quality, concentration limitation and coverage test ratios, and a review of the prospective investment’s capital structure and the terms and conditions.

We identify and source new prospective corporate debt investments generally through brokers, investment banks and direct company relationships. We have identified several criteria that we believe are important in seeking our investment objective. These criteria provide general guidelines for our investment decisions; however, we do not require each prospective investment to meet all or any specific number of these criteria.

•      Experienced management. We generally require that our portfolio companies have an experienced management team. We also prefer that our portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having equity interests.

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

Contemporaneous with our due diligence process, the investment team presents the investment proposal to our Investment Committee, which currently consists of Messrs. Cohen, Rosenthal and Monasebian. Our Investment Committee reviews and approves each of our portfolio investments.

Investment Characteristics

In identifying corporate debt investments, we seek to ascertain the asset quality as well as the earnings quality of our prospective portfolio companies. Frequently, we obtain a senior secured position and thus receive a perfected, first or second priority security interest in substantially all of our portfolio companies’ assets, which entitles us to a preferred position on payments in the event of liquidation. It should be noted, however, that because we are not primarily an asset-based lender, in the current economic environment, the value of collateral and security interests may dissipate rapidly. In addition, in certain investments we seek loan covenants or to participate in syndicated loans that incorporate loan covenants that assist in the early identification of risk. Our loan documents may include affirmative covenants that require the portfolio company to take specific actions such as: periodic financial reporting; notification of material events and compliance with laws; restrictive covenants that prevent portfolio companies from taking a range of significant actions such as incurring additional indebtedness or making acquisitions without our consent; covenants requiring the portfolio company to maintain or achieve specified financial ratios such as debt to cash flow and interest coverage; and operating covenants requiring them to maintain certain operational benchmarks such as minimum revenue or minimum cash flow. Our loan documents also provide protection against customary events of default such as non-payment, breach of covenant, insolvency and change of control.

In identifying CLO investments, we seek to ascertain the asset quality of the underlying collateral pool, the structural integrity of the CLO liability capital structure, the expected return profile of the CLO equity or debt tranche we are investing in as well as the quality of the prospective collateral manager. The underlying portfolio of each CLO investment is typically diversified across approximately 100 to 250 broadly syndicated loans which are predominantly 1st lien senior secured term loans to U.S. corporations. Additionally, these collateral pools typically do not have direct exposure to real estate, mortgages, or consumer-based credit assets. Our investment focus is generally agnostic between the primary and secondary CLO markets. In both markets, we pursue opportunities which we view to have attractive optionality with regards to the ability to refinance or “reset” the CLO liability capital structure at some point in the future. A CLO “reset” typically includes an extension of the CLO’s reinvestment period in addition to the refinancing of the CLO liabilities. We continue to prefer CLO equity investments which have longer reinvestment periods which may give CLO managers additional time to rebuild collateral value from potential credit losses as well as take advantage of a potential disruption in the broader credit markets.

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

In addition, we may from time to time identify investments that require closer monitoring or become workout assets. In such cases, we will develop a strategy for workout assets and periodically gauge our progress against that strategy. As a private debt holder, we may incur losses from our investing activities from time to time; however, we attempt, where possible, to work with troubled portfolio companies in order to recover as much of our investments as is practicable.

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

The following is a representative list of the industries in which we are invested:

•	Structured Finance	•	Diversified Insurance
•	Telecommunication Services	•	IT Consulting
•	Business Services	•	Logistics
•	Printing and Publishing	•	Computer Hardware
•	Financial Intermediaries	•	Aerospace and Defense
•	Software	•	Education
•	Consumer Services	•	Healthcare

During the fiscal year ended December 31, 2017, we purchased approximately $208.8 million of investments, comprised of approximately 51.2% in CLO equity, 45.2% in senior secured notes, 2.2% in CLO debt, and 1.4% in all other securities. At December 31, 2017, our portfolio was invested in approximately 57.9% in senior secured notes, 37.3% in CLO equity, 1.1% in CLO debt, 3.5% in equity, and 0.2% in subordinated debt.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF DECEMBER 31, 2017

Our ten largest portfolio company investments as of December 31, 2017, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		December 31, 2017
		($ in millions)
Portfolio Company	Industry	Cost	Fair Value	Fair Value Percentage of Total Portfolio
Premiere Global Services, Inc	Business Services	$24.2	$24.7	5.9%
Birch Communications, Inc	Telecommunication Services	20.6	20.1	4.8%
Jackson Hewitt Tax Service, Inc	Consumer Services	19.3	19.3	4.6%
UniTek Global Services, Inc	IT Consulting	10.5	18.2	4.3%
Global Tel Link Corp	Telecommunication Services	16.9	17.0	4.1%
Telos CLO 2014-5, Ltd.	Structured Finance	18.3	16.3	3.9%
Intralinks, Inc.	Business Services	15.5	15.5	3.7%
Lighthouse Network, LLC	Financial Intermediaries	15.4	15.4	3.7%
AmeriLife Group LLC	Diversified Insurance	15.3	15.2	3.6%
ECI Software Solutions, Inc.	Software	14.9	14.9	3.6%
		$170.9	$176.6	42.2%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended December 31, 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Grading.”

Set forth below are descriptions of the ten largest portfolio investments as of December 31, 2017:

Premiere Global Services, Inc.

Premiere Global Services, Inc. is a provider of audio conferencing, web-based and video collaboration services.

As of December 31, 2017, approximately $15.6 and $10.0 million was outstanding on our first lien and second lien investments, respectively.

Birch Communications, Inc.

Birch Communications, Inc. is a provider of internet protocol based voice and data communications, cloud and managed services to small and medium sized businesses, mid-market and enterprise customers.

As of December 31, 2017, approximately $21.2 million was outstanding on our investment held in the first lien secured notes.

Jackson Hewitt Tax Services, Inc.

Jackson Hewitt Tax Service, Inc. is a provider of federal and state tax return preparation services through franchised and company-owned retail stores and kiosks located throughout the U.S.

As of December 31, 2017, approximately $19.6 million was outstanding on our investment in first lien notes.

UniTek Global Services, Inc.

UniTek Global Services, Inc. is a full-service provider of permanently outsourced infrastructure services.

As of December 31, 2017, approximately $2.6 and $0.8 million was outstanding on our first lien and subordinated debt investments, respectively. As of December 31, 2017, approximately 3.0 million, 5.7 million, and 0.2 million shares were outstanding on our senior preferred equity, preferred equity, and warrants investments, respectively.

Global Tel Link Corp.

Global Tel Link Corp. is a provider of telecom and technology products and services used by inmates, investigators and administrators in the U.S. corrections industry.

As of December 31, 2017, approximately $17.0 million was outstanding on our investment in second lien notes.

Telos CLO 2014-5, Ltd.

Telos CLO 2014-5, Ltd is a collateralized loan obligation investing primarily in U.S.-based senior secured loans.

As of December 31, 2017, approximately $28.5 million remained outstanding on our investment.

Intralinks, Inc.

Intralinks, Inc. is a provider of cloud-based secured virtual data rooms.

As of December 31, 2017, approximately $5.0 and $10.6 million was outstanding on our first lien and second lien investments, respectively.

Lighthouse Network, LLC

Lighthouse Network is a non-bank merchant acquirer and Integrated Point-of-Sale service provider that focuses on the small and medium-sized business segment in the U.S.

As of December 31, 2017, approximately $3.5 and $12.0 million was outstanding on our first lien and second lien investments, respectively.

AmeriLife Group LLC

AmeriLife Group LLC is an independent distributor of health, fixed annuity, life and supplemental insurance products for the senior market (age 65 and over), also providing product development and third party administrative services to insurance carriers.

As of December 31, 2017, approximately $15.4 million remained outstanding on our investment in first lien notes.

ECI Software Solutions, Inc.

ECi Software Solutions is a global end-to-end provider of enterprise resource planning software to small- and medium-sized businesses.

As of December 31, 2017, approximately $15.0 million remained outstanding on our investment in the second lien notes.

INVESTMENT ADVISORY AGREEMENT

Management Services

TICC Management serves as our investment adviser. TICC Management is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, TICC Management manages our day-to-day operations and provides investment advisory services to us. Under the terms of our Investment Advisory Agreement with TICC Management (the “Investment Advisory Agreement”), TICC Management:

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

The incentive fee has two parts: the net investment income incentive fee and the capital gains incentive fee. The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued the calendar quarter (including the Base Fee, expenses payable under a separate agreement with BDC Partners (the “Administration Agreement”) and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. TICC Management will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. “Pre-Incentive Fee Net Investment Income” does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of TICC Management’s incentive fee may be payable notwithstanding a decline in net asset value that quarter.

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31 by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the “Pre-Incentive Fee Net Investment Income” for the quarter ended March 31, 2016 was 6.76%.

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

In addition, effective April 1, 2016, the calculation of the Company’s net investment income incentive fee is subject to a total return requirement (the “Total Return Requirement”), which provides that a net investment income incentive fee will not be payable to TICC Management except to the extent 20% of the “cumulative net increase in net assets resulting from operations” (which is the amount, if positive, of the sum of the “Pre-Incentive Fee Net Investment Income,” realized gains and losses and unrealized appreciation and depreciation) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative net investment income incentive fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by TICC Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

The capital gains part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our “Incentive Fee Capital Gains,” which consists of our realized capital gains for each calendar year, computed net of all realized capital losses and unrealized capital depreciation for that calendar year. For accounting purposes under U.S. generally accepted accounting principles (“GAAP”), the capital gains incentive fee calculated is based on a hypothetical liquidation of the Company. In such a calculation, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon net realized gains and unrealized depreciation for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement. See “Investment Advisory Agreement.” We are not currently invested in swaps or other derivatives. To the extent the Company enters into any swaps or derivatives in the future, for purposes of computing the capital gains incentive fee, TICC Management will become entitled to a capital gains incentive fee only upon the termination or disposition of a swap or derivative, at which point all net gains and losses of the underlying loans constituting the reference assets of the swap or derivative will be realized. For purposes of computing the incentive fee on income, the TICC Management would not be entitled to an incentive fee on income with respect to a swap or derivative. Any unrealized appreciation on such swap or derivative would be reflected in total assets on the Company’s consolidated balance sheet and included in the computation of the base management fee.

Example 1: Net Investment Income Portion of Incentive Fee for Each Calendar Quarter

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

Alternative 2

Assumptions

Quarterly Investment income (including interest, dividends, fees, etc.) = 2.50%

Quarterly Hurdle rate = 1.75%

Management fee(1) = 0.375%

Quarterly Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 1.925%

The Total Return Requirement is met (no net investment income incentive fee would be payable if the Total Return Requirement were not met).

The aggregate fees that would have been earned prior to the adoption of the April 1, 2016 changes, as described above, exceed the current aggregate fees.

Incentive fee = 100% * Pre-Incentive Fee Net Investment Income in excess of the hurdle rate but less than 2.1875% and 20% of any Pre-Incentive Fee Net Investment Income thereafter.

= 100% * (1.925% – 1.75%)

= 100% * 0.175%

= 0.175%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate but is less than 2.1875%. Therefore the income-related incentive fee is 0.175%.

Alternative 3

Assumptions

Quarterly Investment income (including interest, dividends, fees, etc.) = 4.00%

Quarterly Hurdle rate = 1.75%

Management fee(1) = 0.375%

Quarterly Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.2%

Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 3.425%

The Total Return Requirement is met (no net investment income incentive fee would be payable if the Total Return Requirement were not met).

The aggregate fees that would have been earned prior to the adoption of the April 1, 2016 changes, as described above, exceed the current aggregate fees.

Incentive fee = 100% * Pre-Incentive Fee Net Investment Income in excess of the hurdle rate but less than 2.1875% and 20% of any Pre-Incentive Fee Net Investment Income thereafter.

= 100% * (2.1875% – 1.75%) + 20% * (3.425% – 2.1875%)

= 100% * 0.4375% + 20% * 1.2375%

= 0.4375% + 0.2475%

= 0.685%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate and 2.1875%. Therefore the income-related incentive fee is 0.685%.

____________

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

____________

(*)   The hypothetical amount of returns shown are based on a percentage of our total net assets and assumes no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.

Payment of our Expenses

Our primary operating expenses are the payment of the Base Fee and any incentive fees under the Investment Advisory Agreement and the allocable portion of overhead and other expenses incurred by BDC Partners in performing its obligations under the Administration Agreement. Our investment management fee compensates TICC Management for its work in identifying, evaluating, negotiating, executing and servicing our investments. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•      expenses of offering our debt and equity securities;

•      the investigation and monitoring of our investments, including expenses and travel fees incurred in connection with investment due diligence and on-site visits;

•      the cost of calculating our net asset value (“NAV”);

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

•      brokerage commissions;

•      costs of preparing and mailing proxy statements, stockholders’ reports and notices, including annual proxy solicitations and shareholder meetings;

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

Organization of the Investment Adviser

TICC Management is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. BDC Partners, a Delaware limited liability company, is TICC Management’s managing member and provides it with all personnel necessary to manage our day-to-day operations and provide the services under the Investment Advisory Agreement. The principal address of TICC Management and of BDC Partners is 8 Sound Shore Drive, Suite 255, Greenwich, Connecticut 06830.

BDC Partners is the managing member of TICC Management. Charles M. Royce, a member of our Board of Directors, has a minority, non-controlling interest in TICC Management.

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

COMPETITION

Our primary competitors to provide financing to primarily non-public companies include private equity and venture capital funds, other equity and non-equity based investment funds, including other BDCs, and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these types of firms compete with us when we are investing in CLO vehicles. Many of these entities may have greater financial and managerial resources than we have. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities.”

EMPLOYEES

We have no employees. Our day-to-day investment operations are managed by TICC Management. In addition, we reimburse BDC Partners for an allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of our Chief Financial Officer, accounting staff and other administrative support personnel. We will also pay the costs associated with the functions performed by our Chief Compliance Officer under the terms of an agreement between the Company and Alaric Compliance Services.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no corporate-level U.S. federal income tax, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•      at all times during each taxable year, be registered under the 1940 Act as a management company or unit investment trust, or have in effect an election under the 1940 Act to be treated as a BDC;

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. In addition, we may be required to accrue for U.S. federal income tax purposes amounts attributable to our investment in CLOs that may differ from the distributions received in respect of such investments. Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited to make distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). We may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares, even if our allocable share of such income is distributed as a taxable distribution to the PFIC’s stockholders. Additional charges, in the nature of interest, generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we elect to treat a PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC shares during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Avoidance Requirement.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. This deemed distribution is required to be included in the income of a U.S. Stockholder (as defined below) of a CFC regardless of whether the stockholder has made a QEF election with respect to such CFC. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A “U.S. Stockholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Although the Code generally provides that income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether income inclusions would be “good income” for the 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The Internal Revenue Service (“IRS”) has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a QEF or a CFC would be “good income” for purposes of the 90% Income Test. However, no guaranty can be made that the IRS would not assert that such income would not be “good income” for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the CLO. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and certain cure provisions are not met, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20.0% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we would be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gains at the time of our requalification as a RIC.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by the vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We currently do not anticipate any substantial change in the nature of our business.

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

We are not generally permitted to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital which may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below the net asset value in rights offerings to existing stockholders, in payment of distributions and in certain other limited circumstances.

We may be examined by the SEC for compliance with federal securities laws, including the 1940 Act.

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

Code of Ethics and Insider Trading Policy

As required by the 1940 Act, we maintain a Code of Ethics and Insider Trading Policy, or “Code of Ethics,” that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — There are significant potential conflicts of interest.” Our Code of Ethics generally does not permit investments by our employees in securities that may be purchased or held by us. You may read and copy the Code of Ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the Code of Ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the Code of Ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. Our Code of Ethics is also available on our website at http://www.ticc.com.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•      Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the consolidated financial statements contained in our periodic reports;

•      Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•      Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting; and

•      Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Proxy Policies

TICC Management will vote proxies relating to our portfolio securities in the best interests of our stockholders. TICC Management will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by TICC. Although TICC Management will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so. TICC Management will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.

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

Periodic Reporting and Audited Financial Statements

We have registered our common stock under the Exchange Act, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accounting firm. You may obtain our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K on our website at http://www.ticc.com free of charge as soon as reasonably practicable after we file such reports electronically with the SEC.

NASDAQ Global Select Market Requirements

We have adopted certain policies and procedures intended to comply with the NASDAQ Global Select Market’s corporate governance rules. We will continue to monitor our compliance with all future listing standards that are approved by the SEC and will take actions necessary to ensure that we are in compliance therewith.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report, you should consider carefully the following information before making an investment in our securities. The risk factors described below are the principal risk factors associated with an investment in our securities, as well as those factors generally associated with a business development company with investment objectives, investment policies, capital structure or trading markets similar to ours, including the risks associated with investing in a portfolio of small and developing or financially troubled businesses. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We depend on the diligence, skill and network of business contacts of the senior management of TICC Management. The senior management, together with other investment professionals, will evaluate, negotiate, structure, close, monitor and service our investments. Our future success will depend to a significant extent on the continued service and coordination of the senior management team, particularly Jonathan H. Cohen, the Chief Executive Officer of TICC Management, and Saul B. Rosenthal, the President and Chief Operating Officer of TICC Management. Neither Mr. Cohen nor Mr. Rosenthal will devote all of their business time to our operations, and both will have other demands on their time as a result of their other activities. Neither Mr. Cohen nor Mr. Rosenthal is subject to an employment contract. The departure of either of these individuals could have a material adverse effect on our ability to achieve our investment objective. In addition, due to TICC Management’s relatively small staff size, the departure of any of TICC Management’s personnel, including investment, accounting and compliance professionals, could have a material adverse effect on us.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is consistent with U.S. generally accepted accounting principles (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of certain securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

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

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. The initial negotiations on Brexit commenced in June 2017. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the U.S. ratified the Paris Agreement on November 4, 2016, the current administration announced the U.S. would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, at least through November 4, 2020 (the earliest date the U.S. may withdraw from the Paris Agreement), which could increase their operating costs and/or decrease their revenues.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

The management fee is calculated as a percentage of our gross assets at a specific time. Accordingly, the management fee will be payable regardless of whether the value of our gross assets and/or your investment have decreased. Moreover, a portion of the incentive fee is payable if our net investment income for a calendar quarter exceeds a designated hurdle rate. Although this portion of the incentive fee is subject to the Total Return Requirement, the net investment income incentive fee may still be payable during a quarter with net capital losses. Accordingly, this portion of our adviser’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter. In addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of payment-in-kind, or “PIK” interest, we may be required to liquidate assets in order to pay a portion of the incentive fee. TICC Management, however, is not required to reimburse us for the portion of any incentive fees attributable to deferred loan interest income in the event of a subsequent default.

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

Part of the incentive fee payable by us to our investment adviser that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK distributions and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income.

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

Borrowings (including through the securitization transactions, which are consolidated in our financial statements), also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to TICC Management will be payable on our gross assets, including those assets acquired through the use of leverage, TICC Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to TICC Management.

We completed a public offering of our 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30 and December 30. The 6.50% Unsecured Notes are our general unsecured obligations, rank equally in right of payment with our future senior unsecured debt, and rank senior in right of payment to any potential subordinated debt, should any be issued in the future.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on the portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed total return on our portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to stockholder(1)	(12.8)%	(7.0)%	(1.2)%	4.7%	10.5%

____________

(1)   Assumes $454.1 million in total assets and $64.4 million in total debt outstanding, which reflects our total assets and total debt outstanding as of December 31, 2017, and a cost of funds of approximately 7.0%.

Our portfolio must have an annual return of at least 1.0% in order to cover the annual interest payments on our current borrowings.

New and pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). The adoption of either the Financial CHOICE Act of 2017, which was passed by the U.S House of Representatives in June 2017, or the Small Business Credit Availability Act, which was passed by the Financial Services Committee of the U.S. House of Representatives in November 2017, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

On April 12, 2017 we issued approximately $64.4 million in aggregate principal of our 6.50% Unsecured Notes. As of December 31, 2017, approximately $64.4 million of the 6.50% Unsecured Notes remained outstanding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information.

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

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. We are currently authorized to issue up to 100,000,000 shares of common stock, of which 51,190,017 shares are issued and outstanding as of February 27, 2018. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to distributions and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by our Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

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

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, we may incur greater and indirect costs to engage in derivatives transactions or financial commitment transactions, and our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for tax treatment as a RIC for U.S. federal income tax purposes.

To remain entitled to the tax benefits accorded to RICs under the Code, we must meet certain income source, asset diversification and an Annual Distribution Requirement. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The Annual Distribution Requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level U.S. federal income tax on all of our income.

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC treatment. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for tax treatment as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President signed into law. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

We have purchased and may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a passive foreign investment company (“PFIC”). If we acquire shares in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our tax treatment as a RIC.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO treated as CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

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

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from our CLO investments.

As discussed above, we may be required to include in our income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund, or “QEF,” election or are CFCs. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code, or the “90% Income Test.” Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a CLO that is a QEF or a CFC would be “good income” for purposes of the 90% Income Test. Recently, however, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may fail to qualify as a RIC. If these regulations are finalized, we will carefully monitor our investments in CLOs to avoid disqualification as a RIC.

The CLOs in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the Foreign Account Tax Compliance Act, (“FATCA”), imposes a withholding tax of 30% on payments of U.S. source interest and distributions, and gross proceeds from the disposition of an instrument that produces U.S. source interest or distributions paid after December 31, 2018, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

We may choose to pay distributions in our own common stock, in which case, our stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions they receive.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable IRS guidance, distributions by publicly offered RICs that are payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his, her or its entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that currently invests primarily in CLO debt and equity tranches, and its investment adviser, Oxford Lane Management. Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in CLO debt and equity. BDC Partners is the managing member of Oxford Bridge Management, LLC. As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal, on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage the portfolios of Oxford Lane Capital Corp. and Oxford Bridge, LLC, respectively, on the other hand. In addition, Bruce L. Rubin, our Chief Financial Officer, Corporate Secretary and Treasurer, currently serves in similar capacities for Oxford Lane Capital Corp. Mr. Rubin also currently serves as the Chief Financial Officer and Secretary of Oxford Lane Management, TICC Management, LLC, Oxford Bridge Management, LLC, and BDC Partners. Further, Gerald Cummins, our Chief Compliance Officer, currently serves in similar capacities for Oxford Lane Management, Oxford Lane Capital Corp., TICC Management, LLC and Oxford Bridge Management, LLC. Because of these possible conflicts of interest, these individuals may direct potential business and investment opportunities to other entities rather than to us or such individuals may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests.

TICC Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among TICC, Oxford Lane Capital Corp. and Oxford Bridge, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, and whether the proposed investment is an add-on investment to an existing investment, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata.

On October 13, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by TICC Management or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. On June 14, 2017, the SEC issued an order permitting TICC and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions, (the “Order”). Subject to satisfaction of certain conditions to the Order, TICC and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is TICC’s investment adviser or an investment adviser controlling, controlled by, or under common control with TICC’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing TICC’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

We and our portfolio companies are subject to regulation by laws at the local, state and Federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations could have a material adverse effect on our business. In particular, legislative initiatives relating to climate change, tax reform, healthcare reform and similar public policy matters may impact the portfolio companies in which we invest to the extent they operate in industries that may be subject to such changes.

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

The foregoing provisions are expected to discourage certain coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. However, these provisions may deprive a stockholder of the opportunity to sell such stockholder’s shares at a premium to a potential acquirer. We believe that the benefits of these provisions outweigh the potential disadvantages of discouraging any such acquisition proposals because, among other things, the negotiation of such proposals may improve their terms. Our Board of Directors has considered both the positive and negative effects of the foregoing provisions and determined that they are in the best interest of our stockholders.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computers, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

•      cyber-attacks

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

A consequence of our limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements applicable to RICs, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few issuers. While we have historically focused on the technology sector, we are actively seeking new investment opportunities outside this sector that otherwise meet our investment criteria. As a result, a market downturn, including a downturn in the sectors in which we invest, could materially adversely affect us.

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

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act, as amended, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibits such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014 and the final rules became effective on December 24, 2016. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement, we believe that this may create additional opportunities (and additional risks) for us in the future.

On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. The agencies can request that the full court rehear the case, and if the full court agrees to rehear the case, there can be no assurance as to how long the court will take to issue its decision or whether the full court will reach the same ruling as that of the panel. The agencies also have the right to appeal the ruling to the United States Supreme Court. Pending resolution of any such rehearing or appeal, the final rules continue to apply to asset managers of open-market CLOs. If the ruling is not reversed, it will have retroactive effect on all existing open-market CLOs. We are in the process of reviewing this decision and its ultimate impact on our business.

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

•      some of these companies may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•      many of these companies may be more susceptible to economic recessions or downturns than other better capitalized companies that operate in less capital-intensive industries.

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

Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. Our common stock traded below our net asset value per share during some periods from 2010 through 2017. Our common stock could trade at a discount to net asset value at any time in the future. The possibility that our shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that our net asset value will decrease. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease our new lending and investment activities, and our net asset value could decrease and our level of distributions could be impacted. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price that we paid for those investments.

You may not receive distributions or our distributions may decline or may not grow over time.

We cannot assure you that we will achieve investment results or maintain a tax treatment that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments, including our higher-yielding CLO equity investments. To the extent such investment income, including income from our CLO equity investments (which we expect to decline as those vehicles de-leverage after the end of their respective re-investment periods), declines or if we transition our portfolio into lower-yielding investments, our ability to pay future distributions may be harmed.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event distributions become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of distributions or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TICC.” The following table sets forth, for each fiscal quarter during the last two fiscal years, the net asset value (“NAV”) per share of our common stock and the high and low intraday sales prices for our common stock:

		Price Range(b)
	NAV(a)	High	Low
Fiscal 2017
Fourth quarter	$7.55	$6.87	$5.17
Third quarter	7.43	7.06	6.30
Second quarter	7.51	7.56	6.15
First quarter	7.53	8.19	6.65

Fiscal 2016
Fourth quarter	$7.50	$7.17	$5.51
Third quarter	7.08	6.50	5.27
Second quarter	6.54	5.79	4.68
First quarter	5.89	6.18	4.16

____________

(a)   NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

(b)   Calculated as the respective high or low intraday sales price.

The last reported sale price for our common stock on the NASDAQ Global Select Market on February 27, 2018 was $6.08 per share. As of February 27, 2018, we had 158 stockholders of record.

Distributions

We currently intend to distribute a minimum of 90% of our ordinary income and short-term capital gains (net of short-term capital losses), if any, on a quarterly basis to our stockholders, in accordance with our election to be treated, and intention to qualify annually, as a RIC under Subchapter M of the Code. For a more detailed discussion of the requirements under Subchapter M, please refer to the discussion in “Business — Certain U.S. Federal Income Tax Considerations” set forth above. The following table reflects the cash distributions, including distributions, distributions reinvested and returns of capital, if any, per share that we have declared on our common stock since 2016:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions in excess of net investment income
Fiscal 2018
February 22, 2018	March 16, 2018	March 30, 2018	$0.20		$—	(1)	$—	(1)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(2)	$0.60		$0.20

						Distributions
Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income	in excess of net investment income
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18	$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13	0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13	0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08	0.21
Total (2016)			$1.16	(3)	$0.52	$0.64

____________

(1)   We have not yet reported earnings for this period.

(2)   The tax characterization of cash distributions for the year ended December 31, 2017 will not be known until the tax return for such year is finalized.

(3)   Cash distributions for the year ended December 31, 2016 includes a tax return of capital of approximately $0.59 per share for tax purposes.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2017, management estimated that a tax return of capital occurred of approximately $0.14 per share. A written statement identifying the nature of these distributions for tax reporting purposes for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of RIC tax treatment. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains.

Recent Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended December 31, 2017, and we did not issue shares of common stock under our distribution reinvestment plan. During the year ended December 31, 2017, as part of our distribution reinvestment plan for our common stockholders, our distribution reinvestment administrator purchased 185,856 shares of our common stock for $1.2 million in the open market to satisfy the reinvestment portion of our distribution.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fiscal year ended December 31, 2017.

Performance Graph

This graph compares the cumulative stockholder return on our common stock with that of the NASDAQ Composite Index and the NASDAQ Financial 100, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period from December 31, 2012 through December 31, 2017. The graph assumes that, on December 31, 2012, a person invested $100 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Financial 100, which includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The NASDAQ Financial 100 contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

The graph measures cumulative total stockholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are reinvested in like securities.

The graph and the information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial and Other Data

The following selected financial data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Other data included below is unaudited. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

($ in millions, except share data)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Total Investment Income	$61.4	$69.3	$87.5	$117.3	$105.1
Total Expenses	$30.7	$42.5	$47.8	$48.7	$49.3
Net Investment Income	$30.7	$26.8	$39.6	$68.6	$55.8
Net Increase (Decrease) in Net Assets Resulting from Operations	$43.6	$110.4	$(66.1)	$(3.3)	$58.9
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income per common share (Basic)	$0.60	$0.52	$0.66	$1.17	$1.09
Net Increase in Net Assets Resulting from Net Investment Income per common share (Diluted)(1)	$0.60	$0.52	$0.66	$1.10	$1.03
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Basic)	$0.85	$2.13	$(1.11)	$(0.06)	$1.15
Net Increase (Decrease) in Net Assets Resulting from Operations per common share (Diluted)(1)	$0.83	$1.90	$(1.11)	$(0.06)	$1.09
Distributions Declared per Share	$0.80	$1.16	$1.14	$1.16	$1.16
Balance Sheet Data:
Total Assets	$454.1	$612.5	$718.3	$1,037.0	$990.2
Total Long Term Debt	$62.3	$220.0	$347.7	$495.4	$442.7
Total Net Assets	$388.4	$386.0	$360.9	$520.8	$526.2
Other Data:
Number of Portfolio Companies at Period End	51	60	72	77	91
Purchases of Securities	$208.8	$171.6	$234.8	$556.7	$577.5
Loan Repayments	$189.2	$115.2	$224.2	$311.9	$203.9
Proceeds from Sales of Securities	$171.4	$176.8	$196.2	$127.5	$118.5
Reductions to CLO Equity Cost Value	$37.1 (4)	$34.2 (5)	$41.6 (6)	—	—
Total Return(2)	(2.01)%	33.29%	(4.35)%	(17.22)%	14.68%
Weighted Average Yield on Debt Investments at Period End(3)	9.7%	8.3%	7.1%	7.8%	8.7%

____________

(1)   Due to the anti-dilutive effect on the computation of net increase in net assets resulting from net investment income (diluted) per share for the years ended December 31, 2017, 2016 and 2015, and net increase (decrease) in net assets resulting from operations (diluted) per share for the years ended December 31, 2015 and 2014, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees, as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

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

(4)   Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.

(5)   Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

(6)   Reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $76.5 million and the effective yield interest income of approximately $34.9 million.

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

OVERVIEW

Our investment objective is to maximize our portfolio’s total return. Our primary current focus is to seek an attractive risk-adjusted total return by investing primarily in corporate debt securities and in collateralized loan obligation (“CLO”) structured finance investments that own corporate debt securities. CLO investments may also include warehouse facilities, which are financing structures intended to aggregate loans that may be used to form the basis of a CLO vehicle. We operate as a closed-end, non-diversified management investment company and have elected to be regulated as a BDC under the 1940 Act. We have elected to be treated for tax purposes as a RIC, under the Code, beginning with our 2003 taxable year.

Our investment activities are managed by TICC Management, LLC (“TICC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. TICC Management is owned by BDC Partners, LLC (“BDC Partners”), its managing member, and Charles M. Royce, a member of our Board of Directors who holds a minority, non-controlling interest in TICC Management. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President and Chief Operating Officer, are the controlling members of BDC Partners. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay TICC Management an annual base management fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse BDC Partners, as administrator, for certain expenses incurred in operating TICC. Our executive officers and directors, and the executive officers of TICC Management and BDC Partners, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

Our consolidated operations include the activities of our wholly-owned subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”), for the periods during which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and are operated solely for the investment activities of the Company, and the Company had substantial equity at risk. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. During the quarter ended September 30, 2016, the Company, as collateral manager of TICC Funding, dissolved TICC Funding pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. TICC CLO 2012-1 was formed on October 23, 2012 for the purpose of investing in leveraged loans. The Company served as collateral manager to TICC CLO 2012-1 and held all subordinated notes issued by TICC CLO 2012-1. During the third quarter of 2017, TICC CLO 2012-1 repaid the remaining secured notes. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We invest in debt fixed or variable interest rate structures. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of December 31, 2017, our debt investments had stated interest rates of between 5.70% and 15.00% and maturity dates of between 12 and 109 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.7%.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2017, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average yield will remain at its current level.

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

Current Market and Economic Conditions

During 2017, strong U.S capital markets led to a compression in the spread between risk-free and higher risk securities. Despite this spread compression, we feel that the risk adjusted return for certain senior secured corporate loans will be attractive in 2018. In view of that perspective, we continue to invest with a focus on smaller broadly-syndicated, narrowly syndicated, middle-market and privately negotiated loans. Moreover, we continue to be focused on certain structured finance investments, such as CLO investment vehicles which own senior secured corporate loans.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $418.4 million and $589.9 million as of December 31, 2017 and December 31, 2016, respectively. The decrease in the value of investments during the year ended December 31, 2017 was due primarily to debt repayments and sales of securities totaling approximately $360.6 million, partially offset by purchases of investments of approximately $208.8 million and net change in unrealized appreciation on our investment portfolio of approximately $23.0 million (which incorporates reductions to CLO equity cost value of $37.1 million). Refer to the table below, which reconciles the investment portfolio for the year ended December 31, 2017 and the year ended December 31, 2016.

A reconciliation of the investment portfolio for the years ended December 31, 2017 and 2016 follows:

($ in millions)	December 31, 2017	December 31, 2016
Beginning investment portfolio	$589.9	$656.7
Portfolio investments acquired	208.8	171.6
Debt repayments	(189.2)	(115.1)
Sales of securities	(171.4)	(176.8)
Reductions to CLO equity cost value(1)	(37.1)	(34.2)
Payment in kind(2)	0.2	0.3
Accretion of discounts on investments(3)	1.2	1.1
Net change in unrealized appreciation	23.0	100.6
Net realized loss on investments	(7.0)	(14.3)
Ending investment portfolio	$418.4	$589.9

____________

(1)   For the year ended December 31, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2017, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million. For the year ended December 31, 2016, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received, for the year ended December 31, 2016, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

(2)   Includes rounding adjustment to reconcile ending investment portfolio as of December 31, 2016.

(3)   Includes rounding adjustment to reconcile ending investment portfolio as of December 31, 2017 and December 31, 2016.

During the year ended December 31, 2017, we purchased approximately $208.8 million in portfolio investments, including additional investments of approximately $62.6 million in existing portfolio companies and approximately $146.2 million in new portfolio companies. For the year ended December 31, 2016, we purchased approximately $171.6 million in portfolio investments, including additional investments of approximately $71.3 million in existing portfolio companies and approximately $100.3 million in new portfolio companies.

In certain instances, we receive payments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the years ended December 31, 2017 and December 31, 2016, we had approximately $189.2 million and approximately $115.1 million, respectively, of loan principal repayments. The ten most significant repayments during the year ended December 31, 2017 were as follows ($ in millions):

Portfolio Company	2017 Repayments
SourceHov, LLC	$31.5
Electric Lightwave Holdings, Inc. (f/k/a “Integra Telecom Holdings, Inc.”)	20.3
Novitex Enterprise Solutions (f/k/a “Pitney Bowes Management Services, Inc.”)	15.2
Lighthouse Network, LLC	14.5
First American Payment Systems	14.0
ConvergeOne Holdings Corp.	12.6
Total Merchant Services, Inc.	12.2
Securus Technologies, Inc.	12.2
Innovairre Holding Company LLC(f/k/a “RBS Holding Company”)	11.8
U.S. Telepacific Corp.	9.8
Net all other	35.1
Total repayments	$189.2

Portfolio activity also reflects sales of securities in the amounts of approximately $171.4 million and approximately $176.8 million for the years ended December 31, 2017 and 2016, respectively. The ten most significant sales during the year ended December 31, 2017 were as follows ($ in millions):

Portfolio Company	2017 Sales
York CLO-1, Ltd.	$17.5
Benefit Street Partners CLO II, Ltd.	16.8
Shackleton 2013-IV CLO, Ltd.	12.5
Merrill Communications, LLC	10.8
NAB Holdings, LLC	9.3
Aricent Technologies, Inc.	8.8
Recorded Books, Inc. (f/k/a “Volume Holdings, Inc.”)	8.7
Eaton Vance 2015-1, Ltd.	8.3
Stratus Technologies, Inc.	7.3
Mountain Hawk III CLO, Ltd.	6.7
Net all other	64.7
Total sales	$171.4

As of December 31, 2017, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $247.7 million, and equity investments of approximately $170.7 million. Our debt investments included approximately $0.2 million in PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2016, we had investments in debt securities of, or loans to, 30 portfolio companies, with a fair value of approximately $376.4 million, and equity investments of approximately $213.5 million. Our debt investments included approximately $0.3 million in accrued PIK interest, which, as described in “— Overview” above, is added to the carrying value of our investments, reduced by repayments of principal.

The following table indicates the quarterly portfolio investment activity for the years ended December 31, 2017 and 2016:

($ in millions)	Purchases of Securities	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Securities
Quarter ended
December 31, 2017	$40.7	$30.2	$5.7	$17.3
September 31, 2017	31.2	50.3	3.2	12.5
June 30, 2017	89.3	57.1	16.1	60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total	$208.8	$189.2	$37.1	$171.4

December 31, 2016	$27.0	$1.9	$3.9	$51.6
September 31, 2016	58.4	50.5	9.4	74.7
June 30, 2016	73.4	60.0	9.5	36.0
March 31, 2016	12.8	2.7	11.4	14.5
Total	$171.6	$115.1	$34.2	$176.8

____________

(1)   Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2017 and 2016:

	2017		2016
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$242.2	57.9%	$373.0	63.2%
Subordinated Debt	0.8	0.2%	0.7	0.1%
CLO Debt	4.7	1.1%	2.7	0.5%
CLO Equity	156.0	37.3%	200.8	34.0%
Equity	14.7	3.5%	12.7	2.2%
Total	$418.4	100.0%	$589.9	100.0%

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, we held qualifying assets that represented 64.6% of the total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, in millions, as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$160.7	38.4%	$203.5	34.5%
Business services	67.5	16.1%	80.3	13.6%
Telecommunication services	51.2	12.3%	96.7	16.4%
Software	24.8	5.9%	18.7	3.2%
Consumer services	19.3	4.6%	16.9	2.9%
IT consulting	18.1	4.3%	11.6	2.0%
Financial intermediaries	16.9	4.0%	47.0	8.0%
Diversified insurance	15.2	3.6%	15.1	2.5%
Healthcare	13.0	3.1%	—	—%
Printing and publishing	11.4	2.8%	62.9	10.7%
Logistics	10.4	2.5%	10.6	1.8%
Aerospace and defense	5.4	1.3%	5.5	0.9%
Education	4.5	1.1%	4.3	0.7%
Travel	—	—%	8.9	1.5%
Computer hardware	—	—%	7.9	1.3%
Total	$418.4	100.0%	$589.9	100.0%

____________

(1)   Reflects our debt and equity investments in CLOs as of December 31, 2017 and December 31, 2016, respectively.

The following tables present the top ten industries (based upon Moody’s industry classifications) of the aggregate holdings of the CLOs included in our portfolio, based on par value, as of December 31, 2017 and December 31, 2016.

Top Ten Industries	At December 31, 2017	At December 31, 2016
Healthcare & Pharmaceuticals	9.0%	9.2%
Business Services	8.3%	6.8%
Banking, Finance, Insurance & Real Estate	7.7%	6.0%
High Tech Industries	7.4%	7.7%
Hotel, Gaming, and Leisure	5.6%	5.4%
Retail	5.5%	5.6%
Telecommunications	5.3%	4.9%
Beverage, Food & Tobacco	4.0%	3.8%
Media: Broadcasting and Subscription	3.9%	5.8%
Chemicals, Plastics, and Rubber	3.6%	4.4%
Total	60.3%	59.6%

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. Equity securities are not graded. As of December 31, 2017 and 2016 our portfolio had a weighted average grade of 2.2 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio.

At December 31, 2017 and 2016, our debt investment portfolio was graded as follows:

		December 31, 2017
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	203.4	80.3%	200.2	80.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	49.9	19.7%	47.5	19.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$253.3	100.0%	$247.7	100.0%

		December 31, 2016
Grade	Summary Description	Principal Value	Percentage of Debt Portfolio	Portfolio at Fair Value	Percentage of Debt Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	309.7	78.3%	301.9	80.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of TICC’s cost basis and interest is expected for the specific tranche.	85.8	21.7%	74.5	19.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of TICC’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of TICC’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$395.5	100.0%	$376.4	100.0%

We expect that a portion of our investments will be in the Grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in Grade 3, 4 or 5 may fluctuate from year to year.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2017, 2016 and 2015.

Investment Income

The following tables set forth the components of investment income for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Interest Income
Stated interest income	$23,640,789	$33,154,526	$45,728,704
Original issue discount and market discount income	1,003,086	1,158,401	3,865,679
Payment-in-kind income	233,067	214,389	572,408
Discount income derived from unscheduled remittances at par	67,214	20,574	61,702
Total interest income	24,944,156	34,547,890	50,228,493
Income from securitization vehicles and investments(1)	33,274,392	32,503,279	34,901,766
Other income
Fee letters	1,368,132	1,352,396	1,353,373
Loan prepayment and bond call fees	719,012	358,381	360,000
All other fees	1,111,325	518,100	619,307
Total other income	3,198,469	2,228,877	2,332,680
Total investment income	$61,417,017	$69,280,046	$87,462,939

____________

(1)   During the first quarter of 2015, we identified a non-material error in our accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income” in the notes to our consolidated financial statements.

Total investment income for the year ended December 31, 2017 decreased by approximately $7.9 million compared to December 31, 2016. The decrease was comprised of a decrease in total interest income of approximately $9.6 million partially offset by increased income from securization vehicles and investments of approximately $0.8 million and total other income of approximately $1.0 million. The reduction of total interest income resulted largely from a smaller debt portfolio due to loan sale activity to fund the repayments of the TICC CLO 2012-1 and the maturity of the Convertible Notes. The total principal outstanding on income producing debt investments as of December 31, 2017 and December 31, 2016 was approximately $253.3 million and $395.5 million, respectively.

As of December 31, 2017, our debt investments had stated interest rates of between 5.70% and 15.00% and maturity dates of between 12 and 109 months. In addition, our total portfolio had a weighted average yield on debt investments of approximately 9.7%, compared with 8.3% as of December 31, 2016. The increase in the weighted average yield on our debt portfolio is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans.

Total investment income for the year ended December 31, 2016 decreased by approximately $18.2 million compared to December 31, 2015. The decrease was comprised of decreases in total interest income of approximately $15.7 million, income from securization vehicles and investments of approximately $2.4 million, and total other income of approximately $0.1 million. The decrease in total interest income in 2016 was primarily due to a reduction of stated interest income (approximately $12.6 million) resulting largely from a smaller debt portfolio due to loan sale activity to fund the voluntary partial repayment of the TICC CLO 2012-1 class A-1 notes (during the third and fourth quarters of the year ended December 31, 2016), the partial repurchase of outstanding shares of the Convertible Notes (during the fourth quarter of the fiscal year ended December 31, 2016) and the repayment of the TICC Funding credit facility during the quarter ended December 31, 2015. Additionally, income from securitization vehicles declined (approximately $2.4 million) in 2016 largely as a result of volatility in the corporate loan market and a lower cost basis in the CLO equity portfolio. The total principal outstanding on income producing debt investments as of December 31, 2016 and December 31, 2015 was approximately $395.5 million and $491.0 million, respectively.

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

Operating Expenses

The following tables set forth the components of operating expenses for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense	$12,898,815	$17,202,851	$19,889,147
Base management fees	8,140,010	11,292,395	19,770,170
Professional fees	2,799,113	6,393,812	5,690,799
Compensation expense	901,472	837,343	1,158,622
Director’s Fees	584,580	642,000	514,501
Insurance	256,956	159,573	68,679
Transfer agent and custodian fees	244,115	316,577	332,796
General and administrative	1,014,580	2,861,803	1,340,326
Net investment income incentive fees	3,850,646	2,795,399	(929,933)
Total operating expenses	$30,690,287	$42,501,753	$47,835,107

Total operating expenses for the year ended December 31, 2017 decreased approximately $11.8 million compared to the year ended December 31, 2016. The decrease in 2017 is attributable primarily to lower interest expense, professional fees, base management fees, and general and administrative expenses offset by higher net investment income incentive fees.  Total operating expenses for the year ended December 31, 2016 decreased approximately $5.3 million compared to the year ended December 31, 2015. The decrease in 2016 is attributable primarily to lower base management fees and interest expense partially offset by higher net investment income incentive fees and general and administrative expenses.

Interest expense decreased approximately $4.3 million in 2017 and $2.7 million in 2016 compared to each prior year. The decrease in 2017 and 2016 are primary attributable to the decrease in outstanding debt as compared to the prior years. The TICC Funding credit facility was repaid in the fourth quarter of 2015, TICC CLO 2012-1 was repaid in the third quarter of 2017 and the Convertible Notes matured in the fourth quarter of 2017. Voluntary partial repayment of the TICC CLO 2012-1 class A-1 notes occurred in 2017 and 2016 and we partially repurchased outstanding shares of the Convertible Notes in the fourth quarter of 2016. The aggregate accrued interest which remained payable as of December 31, 2017, 2016 and 2015 was approximately $11.6 thousand, $1.7 million and $2.1 million, respectively.

The base management fee decreased approximately $3.2 million in 2017 and approximately $8.5 million in 2016 compared to each prior year. The decrease in 2017 and 2016 is largely due to the previously announced fee reduction from 2.00% to 1.50% of gross assets (refer to “Incentive Fees,” in the Business section above, for discussion of ongoing fee waivers) and the reduction of total gross assets over those periods. The base management fees which remained payable to TICC Management as of December 31, 2017, 2016 and 2015 was approximately $1.7 million, $2.5 million and $4.2 million, respectively.

Professional fees, consisting of legal, valuation, compliance, audit and tax fees, decreased approximately $3.6 million in 2017 and increased approximately $0.7 million in 2016. These changes are largely due to the engagement of legal and financial advisors to the Company’s Special Committee of the Board of Directors in 2016.

Compensation expense reflects the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. The increase in 2017 and the decrease in 2016 were largely the result of staffing changes during those periods. As of December 31, 2017, 2016 and 2015, no compensation expenses remained payable for each respective date.

General and administrative expenses consist primarily of listing fees, office supplies, facilities costs and other miscellaneous expenses, decreased approximately $1.8 million in 2017 and increased approximately $1.5 million in 2016 primarily as the result of additional proxy related costs incurred (such costs include fees for mailing, filing, processing, tabulation, and solicitation) in 2016. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter (refer to “Note 8. Related Party Transactions” in the notes to our consolidated financial statements). For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with BDC Partners, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the years ended December 31, 2017, 2016 and 2015, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

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

Realized and Unrealized Gains/Losses on Investments

For the year ended December 31, 2017, we recognized net realized losses on investments of approximately $7.0 million, which primarily represents the losses from the sale of several CLO equity investments.

For the year ended December 31, 2017, our net change in unrealized appreciation was approximately $23.0 million, composed of approximately $16.1 million in gross unrealized appreciation, approximately $12.1 million in gross unrealized depreciation and approximately $19.0 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $37.1 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield method.

The ten most significant components of the net change in unrealized appreciation and depreciation during the year ended December 31, 2017 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
SourceHOV, LLC	$6.2
Marea CLO, Ltd.	3.9
Unitek Global Services, Inc.	3.6
Shackleton 2013-IV CLO, Ltd.	3.5
Mountain Hawk III CLO, Ltd.	3.4
Benefit Street Partners CLO II, Ltd.	2.8
Aricent Technologies, Inc.	2.2
Ares XXIX CLO, Ltd.	1.5
KVK CLO 2013-2, Ltd.	(1.8)
Electric Lightwave Holdings, Inc. (f/k/a "Integra Telecom Holdings, Inc.")	(2.4)
Net all other	0.1
Total	$23.0

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

For the year ended December 31, 2016, our net change in unrealized appreciation was approximately $100.6 million, composed of approximately $74.6 million in gross unrealized appreciation, approximately $9.0 million in gross unrealized depreciation and approximately $35.0 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $34.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield method.

The ten most significant components of the net change in unrealized appreciation and depreciation during the year ended
December 31, 2016 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Newmark Capital Funding 2013-1 CLO Ltd	$5.9
Shackleton 2013-IV CLO, Ltd	5.9
Algorithmic Implementations, Inc	5.5
Global Tel Link Corp	5.5
Catamaran CLO 2012-1 Ltd	5.0
Unitek Global Services, Inc	4.7
Securus Technologies, Inc	4.5
Shackleton 2013-III CLO, Ltd	4.2
Carlyle Global Market Strategies CLO 2014-4, Ltd	4.0
Benefit Street Partners CLO II, Ltd	3.8
Net all other	51.6
Total	$100.6

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

For the year ended December 31, 2015, our net change in unrealized depreciation was approximately $98.4 million, composed of approximately $3.0 million in gross unrealized appreciation, $112.1 million in gross unrealized depreciation and approximately $10.7 million relating to the reversal of prior period net unrealized depreciation as certain investments were realized. This includes net unrealized appreciation of approximately $41.6 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield method.

The ten most significant changes in net unrealized appreciation and depreciation during the year ended December 31, 2015 were as follows ($ in millions):

Portfolio Company	Changes in unrealized appreciation (depreciation)
Unitek Global Services, Inc	$4.4
Securus Technologies, Inc	(4.4)
Marea CLO, Ltd	(4.6)
Benefit Street Partners CLO II, Ltd	(4.6)
Newmark Capital Funding 2013-1 CLO Ltd	(4.9)
Innovairre Holding Company (f/k/a “RBS Holding Company”)	(5.0)
Global Tel Link Corp	(5.5)
Mountain Hawk III CLO, Ltd	(5.8)
Shackleton 2013-IV CLO, Ltd	(6.5)
Catamaran CLO 2012-1 Ltd	(7.4)
Net all other	(54.1)
Total	$(98.4)

Realized loss on extinguishment of debt

In connection with the February 27, 2017 repayment of approximately $24.5 million of the TICC CLO 2012-1 Class A-1 notes, the Company incurred debt extinguishment costs of approximately $409,000, which consisted of approximately $181,000 in accelerated note discount expense and approximately $228,000 in accelerated deferred debt issuance costs. In connection with the May 25, 2017 repayment of approximately $31.4 million of the TICC CLO 2012-1 Class A-1 notes, the Company incurred debt extinguishment costs of approximately $505,000, which consisted of approximately $224,000 in accelerated note discount expense and approximately $281,000 in accelerated deferred debt issuance costs. In connection with the August 25, 2017 repayment of approximately $73.4 million of the TICC CLO 2012-1 Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs. The total debt extinguishment costs for the year ended December 31, 2017 was approximately $3.1 million and was recorded within Realized Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

In connection with the August 25, 2016 repayment of approximately $36.0 million of the TICC CLO 2012-1 Class A-1 notes, the Company incurred debt extinguishment costs of approximately $648,000, which consisted of approximately $287,000 in accelerated note discount expense and approximately $361,000 in accelerated deferred debt issuance costs. In connection with the November 25, 2016 repayment of approximately $74.7 million of the TICC CLO 2012-1 Class A-1 notes, the Company incurred debt extinguishment costs of approximately $1,296,000, which consisted of approximately $574,000 in accelerated note discount expense and approximately $722,000 in accelerated deferred debt issuance costs. In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company incurred debt extinguishment costs of approximately $815,000, which consisted of approximately $716,000 due to repurchasing the Convertible Notes at a premium and approximately $99,000 in accelerated deferred debt issuance costs. The total debt extinguishment costs for the year ended December 31, 2016 was approximately $2.8 million and was recorded within Realized Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

During the fourth quarter of 2015, the Company fully repaid the total borrowings under the Facility. In connection with the extinguishment of the Facility, the Company incurred debt extinguishment costs of approximately $1.0 million, which consisted of approximately $474,000 in accelerated deferred issuance costs and $573,000 in extinguishment fees. The total debt extinguishment costs for the year ended December 31, 2015 was approximately $1.0 million and was recorded within Realized Loss on Extinguishment of Debt in the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the year ended December 31, 2017 was approximately $30.7 million, compared to $26.8 million and $39.6 million, for the year ended December 31, 2016 and December 31, 2015, respectively. The changes were largely the result of lower total expenses and lower total investment income, as discussed above.

For the year ended December 31, 2017, the net increase in net assets resulting from net investment income per common share was $0.60 (basic and diluted), compared to $0.52 per share (basic and diluted) for the year ended December 31, 2016 and $0.66 per share (basic and diluted) for the year ended December 31, 2015, based on the weighted average common shares outstanding for the respective period. Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the base management fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective period’s diluted earnings per share computation, where applicable.

For the year ended December 31, 2017, the net increase in the net assets resulting from core net investment income per common share was $0.71 (basic and diluted), compared to $1.18 (basic and diluted) for the year ended December 31, 2016 and $1.29 (basic and diluted) for the year ended December 31, 2015. Core net investment income is a non-GAAP measure; please see “— Supplemental Information Regarding Core Net Investment Income and Core Net Increase (Decrease) in Net Assets Resulting from Operations” below for more information.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the year ended December 31, 2017 was approximately $43.6 million, compared to a net increase of $110.4 million for year ended December 31, 2016 and a net decrease of $66.1 million for year ended December 31, 2015. These changes were largely due to a net change in unrealized appreciation as discussed above.

For the year ended December 31, 2017, the net increase in net assets resulting from operations per common share was $0.85 (basic) and $0.83 (diluted), compared to $2.13 (basic) and $1.90 (diluted) for the year ended December 31, 2016 and a net decrease in net assets resulting from operations per common share of $1.11 (basic and diluted) for the year ended December 31, 2015, based on the weighted average common shares outstanding for the respective period. Due to the anti-dilutive effect on the computation of diluted earnings per share for the year ended December 31, 2015, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective period’s diluted earnings per share computation, where applicable.

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

Income from investments in the equity class securities of CLO equity vehicles, for GAAP purposes, is recorded using the effective yield method. This method requires an estimate of future cash flows, including recurring cash flows as well as future principal payments, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to receive and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period, (referred to below as “CLO equity additional estimated taxable income”). As the capital gains incentive fee, for generally accepted accounting purposes, is based on the hypothetical liquidation of the entire portfolio (and as any capital gains incentive fee may be non-recurring), such fees are excluded when calculating core net investment income. We believe that core net investment income and core net increase in net assets resulting from operations are useful indicators of performance during this period. Further, as the RIC requirements are to distribute taxable earnings and as capital gains incentive fees may not be fully and currently tax deductible, the core net investment income provides an indication of estimated taxable income for the year-to-date.

The following table provides a reconciliation of net investment income to core net investment income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net investment income	$30,726,730	$0.60	$0.60	$26,778,293	$0.52	$0.52	$39,627,832	$0.66	$0.66
CLO equity additional distributions	5,680,872	0.11	0.11	34,165,951	0.66	0.66	37,497,502	0.63	0.63
Core net investment income	$36,407,602	$0.71	$0.71	$60,944,244	$1.18	$1.18	$77,125,334	$1.29	$1.29

The following table provides a reconciliation of net increase (decrease) in net assets resulting from operations to core net increase (decrease) in net assets resulting from operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)	Amount	Per Share Amounts (basic)	Per Share Amounts (diluted)
Net increase (decrease) in net assets resulting from operations	$43,609,671	$0.85	$0.83	$110,361,763	$2.13	$1.90	$(66,133,649)	$(1.11)	$(1.11)
Capital gains incentive fee	—	—	—	—	—	—	—	—	—
Core net increase (decrease) in net assets resulting from operations	$43,609,671	$0.85	$0.83	$110,361,763	$2.13	$1.90	$(66,133,649)	$(1.11)	$(1.11)

In addition, the following ratio is presented to supplement the financial highlights included in Note 11 (also presented below) to the consolidated financial statements:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Ratio of core net investment income to average net assets	9.43%	17.75%	15.81%	11.00%	10.79%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Ratio of net investment income to average net assets	7.96%	7.80%	8.12%	11.69%	11.02%
Ratio of CLO equity additional estimated taxable income to average net assets	1.47%	9.95%	7.69%	—	—
Ratio of capital gain incentive fee to average net assets	—	—	—	(0.69)%	(0.23)%
Ratio of core net investment income to average net assets	9.43%	17.75%	15.81%	11.00%	10.79%

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2017, cash and cash equivalents increased from approximately $8.3 million at the beginning of the period to approximately $30.0 million at the end of the period. Net cash provided by operating activities for the year ended December 31, 2017, consisting primarily of the items described in “— Results of Operations,” was approximately $217.6 million, largely reflecting repayments of principal of approximately $189.2 million and proceeds from the sale of investments of approximately $171.4 million, partially offset by purchases of new investments  of approximately $208.8 million. Net cash provided by investing activities reflects the change in restricted cash in TICC CLO 2012-1 LLC. During the year ended December 31, 2017, net cash used in financing activities was approximately $199.3 million, reflecting repayment of the TICC CLO 2012-1 secured notes of approximately $125.7 million, repayment of the Convertible Notes of approximately $94.5 million and payment of distributions of approximately $41.2 million, partially offset by the proceeds from the issuance of the 6.50% Unsecured Notes of approximately $64.4 million.

Contractual Obligations

We have certain obligations with respect to the investment advisory and administration services we receive. See “— Overview”. We incurred approximately $8.1 million for base management fees, approximately $3.9 million for net investment income incentive fees, and approximately $2.2 million for administrative services for the year ended December 31, 2017.

A summary of our significant contractual payment obligations is as follows as of December 31, 2017. See also “Note 6. Borrowings” in the notes to our consolidated financial statements.

		Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64,370,225	$—	$—	$—	$64,370,225
	$64,370,225	—	$—	$—	$64,370,225
Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had did not have any commitments to purchase additional debt investments.

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

On February 5, 2018, the Board of Directors authorized a new program for the purpose of repurchasing up to $25 million worth of the Company’s common stock. Refer to “— Recent Developments” below for further information.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2017, the Company’s asset coverage for borrowed amounts was approximately 700%.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2017 and December 31, 2016. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2017				December 31, 2016
(dollars in thousands)	Principal Amount	Carrying Value		Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$—	$—		$—	$65,282	$64,788	(1)	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes	—	—		—	20,000	19,633	(1)	20,025
TICC CLO 2012-1 LLC Class C-1 Notes	—	—		—	23,000	22,375	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 Notes	—	—		—	21,000	20,290	(1)	21,210
TICC CLO 2012-1 LLC deferred issuance costs	—	—		—	—	(1,232)		—
Sub-total TICC CLO 2012-1, LLC Notes	—	—		—	129,282	125,854		129,575
Convertible Notes	—	—		—	94,542	94,117	(2)	96,906
6.50% Unsecured Notes	64,370	62,340	(2)	66,546	—	—		—
Total	$64,370	$62,340		$66,546	$223,824	$219,971		$226,481

____________

(1)   Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount as of December 31, 2016 for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively.

(2)   Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2017, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes was approximately $2,030. As of December 31, 2016, the total unamortized deferred issuance costs for the Convertible Notes was approximately $425.

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2017 were 6.50% and 6.2 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively. The aggregate accrued interest which remained payable at December 31, 2017 and 2016, was approximately $12,000 and $1.7 million, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$623.8	$25.4	$—	$649.2
TICC CLO 2012-1 LLC Class B-1 Notes	600.0	35.3	—	635.3
TICC CLO 2012-1 LLC Class C-1 Notes	878.4	59.4	—	937.8
TICC CLO 2012-1 LLC Class D-1 Notes	939.7	66.9	—	1,006.6
TICC CLO 2012-1 amortization of deferred debt	—	—	91.7	91.7
Convertible Notes	5,908.9	—	425.2	6,334.1
6.50% Unsecured Notes	3,010.2	—	233.9	3,244.1
Total	$11,961.0	$187.0	$750.8	$12,898.8

	Year Ended December 31, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,819.8	$176.8	$—	$3,996.6
TICC CLO 2012-1 LLC Class B-1 Notes	852.5	54.4	—	906.9
TICC CLO 2012-1 LLC Class C-1 Notes	1,273.4	91.0	—	1,364.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,376.8	102.3	—	1,479.1
TICC CLO 2012-1 amortization of deferred debt	—	—	316.1	316.1
Convertible Notes	8,526.1	—	613.7	9,139.8
Total	$15,848.6	$424.5	$929.8	$17,202.9

	Year Ended December 31, 2015
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,634.6	$198.5	$—	$3,833.1
TICC CLO 2012-1 LLC Class B-1 Notes	766.9	53.9	—	820.8
TICC CLO 2012-1 LLC Class C-1 Notes	1,172.6	90.0	—	1,262.6
TICC CLO 2012-1 LLC Class D-1 Notes	1,283.0	100.8	—	1,383.8
TICC CLO 2012-1 amortization of deferred debt	—	—	344.0	344.0
Convertible Notes	8,625.0	—	619.0	9,244.0
TICC Funding LLC	2,536.9	—	464.0	3,000.9
Total	$18,019.0	$443.2	$1,427.0	$19,889.2

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to our stockholders on an annual basis.

For the year ended December 31, 2017 management estimated that a tax return of capital occurred of approximately $0.14 per share. For the year ended December 31, 2016 we had distributions in excess of our taxable earnings of approximately $0.10 per share. For tax purposes, distributions for 2017 were funded from net investment income. A written statement identifying the nature of these distributions for tax reporting purposes was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is taxable ordinary income or capital gains. The final determination of the nature of our distributions can only be made upon the filing of our tax return. We have until September 15, 2018 to file our federal income tax return for the year ended December 31, 2017.

The following table reflects the cash distributions, including distributions, distributions reinvested and returns of capital, if any, per share that we have declared on our common stock since the beginning of the 2015 fiscal year:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions in excess of net investment income
Fiscal 2018
February 22, 2018	March 16, 2018	March 30, 2018	$0.20		$—	(1)	$—	(1)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(2)	$0.60		$0.20

Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.21
Total (2016)			$1.16	(3)	$0.52		$0.64

Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	0.29		$0.09		$0.20
July 30, 2015	September 16, 2015	September 30, 2015	0.29		0.18		0.11
April 27, 2015	June 16, 2015	June 30, 2015	0.29		0.18		0.11
February 19, 2015	March 17, 2015	March 31, 2015	0.27		0.21		0.06
Total (2015)			1.14	(4)	0.66		0.48

____________

(1)   We have not yet reported earnings for this period.

(2)   The tax characterization of cash distributions for the year ended December 31, 2017 will not be known until the tax return for such year is finalized.

(3)   Cash distributions for the year ended December 31, 2016 includes a tax return of capital of approximately $0.59 per share for tax purposes.

(4)   Cash distributions for the year ended December 31, 2015 includes a tax return of capital of approximately $0.08 per share for tax purposes.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an on-going basis and have determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of our investments are based upon “Level 3” inputs as of December 31, 2017.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of the years ended December 31, 2017 and 2016, we had no investments on non-accrual status.

Payment-In-Kind

We have investments in our portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, the PIK portion of the investment is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though we have not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective yield method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and the effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

Other Income

Other income includes prepayment, amendment, and other fees earned by our loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. We may also earn success fees associated with our investments in certain securitization vehicles or “CLO warehouse facilities,” which are contingent upon a repayment of the warehouse by a permanent CLO structure; such fees are earned and recognized when the repayment is completed.

RECENT DEVELOPMENTS

On February 22, 2018, our Board of Directors declared the cash distribution to stockholders as follows:

Per Share Distribution Amount Declared	2018 Record Dates	2018 Payable Dates
$0.20	March 16, 2018	March 30, 2018

On February 5, 2018, our Board of Directors authorized a new program for the purpose of repurchasing up to $25 million worth of our common stock. Under this repurchase program, we may, but we are not obligated to, repurchase outstanding common stock in the open market from time to time through December 31, 2018 provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases will be conducted in accordance with the 1940 Act. From February 5, 2018 through February 27, 2018, we had repurchased 289,392 shares of our common stock under this repurchase program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, one debt investment in our portfolio was at a fixed rate, and the remaining 25 debt investments were at variable rates, representing approximately $0.8 million and $252.5 million in principal debt, respectively. At December 31, 2017, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2017, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2016. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2017, and are only adjusted for assumed changes in the underlying base interest rates. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

($ in thousands)	Estimated Percentage change in Net Investment Income
Up 100 basis points	8.2%
Up 200 basis points	16.4%
Up 300 basis points	24.7%
Down 25 basis points	(2.1)%

Item 8. Consolidated Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control — Integrated Framework issued by COSO. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TICC Capital Corp.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TICC Capital Corp. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under item 15(c) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations, changes in  their net assets and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our procedures included confirmation of securities owned as of December 31, 2017 and December 31, 2016 by correspondence with the custodians and transfer agent.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2017

We have served as the Company’s auditor since 2003.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016
ASSETS
Non-affiliated/non-control investments (cost: $ 418,990,080 @ 12/31/17; $616,542,612 @ 12/31/16)	$400,223,439	$578,297,069
Affiliated investments (cost: $10,528,740 @ 12/31/17; $7,497,229 @ 12/31/16)	18,218,787	11,626,007
Cash and cash equivalents	30,013,842	8,261,698
Restricted cash	—	3,451,636
Interest and distributions receivable	5,085,494	9,682,672
Securities sold not settled	—	7,406
Other assets	579,694	1,130,018
Total assets	$454,121,256	$612,456,506
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	$62,340,159	$—
Base management fee and net investment income incentive fee payable to affiliate	2,706,099	3,673,381
Accrued interest payable	11,621	1,731,111
Accrued expenses	644,735	1,089,043
Notes payable – TICC CLO 2012-1 LLC, net of discount and deferred issuance costs	—	125,853,720
Notes payable – Convertible Notes, net of deferred issuance costs	—	94,116,753
Total liabilities	65,702,614	226,464,008
COMMITMENTS AND CONTINGENCIES (Note 10)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 51,479,409 and 51,479,409 shares issued and outstanding, respectively	514,794	514,794
Capital in excess of par value	529,297,749	562,050,722
Net unrealized depreciation on investments	(11,076,594)	(34,116,765)
Accumulated net realized losses on investments	(100,007,929)	(95,605,057)
Accumulated realized losses on extinguishment of debt	(5,237,116)	(3,228,079)
Distributions in excess of net investment income	(25,072,262)	(43,623,117)
Total net assets	388,418,642	385,992,498
Total liabilities and net assets	$454,121,256	$612,456,506
Net asset value per common share	$7.55	$7.50

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.70% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)	$5,586,000	$5,534,900	$5,399,819
Total Aerospace and Defense		$5,534,900	$5,399,819	1.4%

Business Services
Imagine! Print Solutions, LLC
second lien senior secured notes, 10.45% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)	$15,000,000	$14,815,027	$14,400,000

Intralinks, Inc.
first lien senior secured notes, 5.70% (LIBOR + 4.00%), (1.00% floor) due November 14, 2024(4)(5)(15)	5,000,000	4,975,253	4,968,750
second lien senior secured notes, 9.70% (LIBOR + 8.00%), (1.00% floor) due November 14, 2025(4)(5)(6)(15)	10,560,000	10,492,764	10,494,000

Polycom, Inc.
second lien senior secured notes, 11.52% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(16)	13,000,000	12,759,617	12,983,750

Premiere Global Services, Inc.
senior secured notes, 7.90% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)	15,605,055	14,450,063	15,312,460
second lien senior secured notes, 10.85% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(16)	10,000,000	9,739,241	9,341,700
Total Business Services		$67,231,965	$67,500,660	17.4%

Consumer Services
Jackson Hewitt Tax Service, Inc.
first lien senior secured notes, 8.38% (LIBOR + 7.00%), (1.00% floor) due July 30, 2020(4)(5)(6)(15)	$19,601,471	$19,318,775	$19,282,947
Total Consumer Services		$19,318,775	$19,282,947	4.9%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 6.32% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)	$15,408,145	$15,294,886	$15,177,023
Total Diversified Insurance		$15,294,886	$15,177,023	3.9%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 7.88% (LIBOR + 4.50%), (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(15)	$5,765,441	$5,745,684	$4,473,002
Total Education		$5,745,684	$4,473,002	1.2%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 11.89% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)	$1,500,000	$1,458,866	$1,492,515

Lighthouse Network, LLC
senior secured notes, 6.07% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(16)	3,500,000	3,482,683	3,506,580
second lien senior secured notes, 10.07% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(16)	12,000,000	11,880,523	11,940,000
Total Financial Intermediaries		$16,822,072	$16,939,095	4.4%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.94% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(15)	$2,992,500	$2,935,933	$3,003,722
second lien senior secured notes, 10.94% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(6)(15)	10,000,000	9,805,957	9,950,000
Total Healthcare		$12,741,890	$12,953,722	3.3%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 10.20% (LIBOR + 8.50%), (1.00% floor) due January 13, 2019(4)(5)(15)	$2,638,748	$2,627,442	$2,665,135
Total IT Consulting		$2,627,442	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.07% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)	$10,573,496	$10,555,951	$10,406,118
Total Logistics		$10,555,951	$10,406,118	2.7%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 6.63% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)	$11,374,901	$11,300,971	$11,431,776
Total Printing and Publishing		$11,300,971	$11,431,776	2.9%

Software
ECI Software Solutions, Inc.
second lien senior secured notes, 9.69% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(15)	$15,000,000	$14,898,256	$14,925,000
Help/Systems Holdings, Inc.
second lien senior secured notes, 11.19% (LIBOR + 9.50%), (1.00% floor) due October 8, 2022(4)(5)(15)	10,000,000	9,719,036	9,841,700
Total Software		$24,617,292	$24,766,700	6.4%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Telecommunications Services
Aricent Technologies, Inc.
second lien senior secured notes, 9.97% (LIBOR + 8.50%), (1.00% floor) due April 14, 2022(4)(5)(16)	$14,000,000	$14,007,813	$14,077,000

Birch Communications, Inc.
first lien senior secured notes, 8.60% (LIBOR + 7.25%), (1.00% floor) due July 17, 2020(4)(5)(6)(14)(15)	21,171,285	20,571,906	20,112,721

Global Tel Link Corp
second lien senior secured notes, 9.94% (LIBOR + 8.25%), (1.25% floor) due November 23, 2020(4)(5)(15)	17,000,000	16,906,033	16,978,750
Total Telecommunication Services		$51,485,752	$51,168,471	13.2%
Total Senior Secured Notes		$243,277,580	$242,164,468	62.4%

Subordinated Debt
IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)	$778,766	$776,917	$786,554
Total IT Consulting		$776,917	$786,554	0.2%
Total Subordinated Debt		$776,917	$786,554	0.2%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Catamaran CLO 2012-1 Ltd.
CLO secured class F notes, 7.88% (LIBOR + 6.25%), due December 20, 2023(4)(5)(11)(12)(15)	$1,250,000	$1,185,390	$1,250,000

Jamestown CLO V Ltd.
CLO secured class F notes, 7.20% (LIBOR + 5.85%), due January 17, 2027(4)(5)(11)(12)(15)	4,000,000	3,308,060	3,470,000
Total Structured Finance		$4,493,450	$4,720,000	1.2%
Total Collateralized Loan Obligation – Debt Investments		$4,493,450	$4,720,000	1.2%

Collateralized Loan Obligation – Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 5.02% due October 30, 2023(9)(11)(12)(17)	$6,000,000	$3,677,571	$3,180,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 15.85% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,771,090	6,848,357

Ares XXV CLO Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2024(9)(10)(11)(12)(17)	15,500,000	317,125	—

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 0.60% due April 15, 2025(9)(10)(11)(12)(17)	$17,630,000	$3,939,835	$1,969,952

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 21.86% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,714,900	6,485,378

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield -3.04% due December 20, 2023(9)(11)(12)(17)	23,000,000	9,100,628	4,140,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 14.01% due March 09, 2025(9)(11)(12)(17)	18,000,000	13,720,760	13,320,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.91% due October 20, 2028(9)(11)(12)(17)	7,700,000	6,979,156	6,776,000

CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 14, 2024(9)(10)(11)(12)(17)	12,750,000	213,307	223,125

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 11.67% due July 22, 2026(9)(11)(12)(17)	10,000,000	6,865,057	6,200,000

Galaxy XVII CLO, Ltd.
CLO subordinated notes, estimated yield 35.05% due July 15, 2026(9)(11)(12)(17)	2,000,000	887,235	815,304

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 12.95% due April 25, 2025(9)(11)(12)(17)	4,670,000	2,567,366	2,521,800

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -4.73% due October 18, 2026(9)(11)(12)(17)	5,000,000	2,710,747	1,500,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 17.49% due October 20, 2029(9)(11)(12)(17)	10,800,000	8,973,086	8,053,212

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 9.42% due January 17, 2027(9)(11)(12)(17)	8,000,000	4,841,345	2,880,000

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 19.78% due January 15, 2026(9)(11)(12)(17)	14,200,000	6,731,819	5,254,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.35% due January 22, 2028(9)(11)(12)(17)	$5,422,500	$5,300,799	$6,127,425

Mountain Hawk III CLO, Ltd.
CLO M notes due April 18, 2025(11)(12)(13)	2,389,676	—	73,526

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 20.45% due October 25, 2026(9)(11)(12)(17)	3,000,000	1,834,823	1,920,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 21.88% due August 21, 2026(9)(11)(12)(17)	6,000,000	4,309,580	4,320,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 17.45% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,548,557	8,090,762

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 30.14% due July 17, 2024(9)(11)(12)(17)	11,350,000	7,468,980	6,810,000

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 19.95% due April 17, 2025(9)(11)(12)(17)	28,500,000	18,258,468	16,267,667

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 17.23% due August 28, 2029(9)(11)(12)(17)	5,250,000	3,324,796	2,835,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 19.92% due July 15, 2026(9)(11)(12)(17)	6,200,000	4,196,382	3,919,298

Venture XXIV CLO, Ltd.
CLO subordinated notes, estimated yield 15.98% due October 20, 2028(9)(11)(12)(17)	3,750,000	3,331,706	3,375,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 17.01% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,931,713	11,319,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 27.80% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,472,541	6,290,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 13.19% due January 15, 2024(9)(11)(12)(17)	7,500,000	4,823,259	4,105,937

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 21.30% due July 15, 2029(9)(11)(12)(17)	$10,500,000	$8,408,861	$9,030,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	1,353,363
Total Structured Finance		$173,346,492	$156,004,106	40.2%
Total Collateralized Loan Obligation – Equity Investments		$173,346,492	$156,004,106	40.2%

Common Stock
IT Consulting
Unitek Global Services
common equity(7)	1,244,188	$684,960	$3,048,261
Total IT Consulting		$684,960	$3,048,261	0.8%
Total Common Stock		$684,960	$3,048,261	0.8%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Equity(7)	3,002,455	$2,762,421	$3,272,675
Series A Preferred Equity(7)	5,706,866	3,677,000	8,446,162
Total IT Consulting		$6,439,421	$11,718,837	3.0%
Total Preferred Equity		$6,439,421	$11,718,837	3.0%

Warrants
IT Consulting
Unitek Global Services, Inc.
Warrants to purchase common stock(7)	159,795	$—	$—
Total IT Consulting		$—	$—	0.0%
Total Warrants		$—	$—	0.0%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a “Ai Squared”)
Earnout payments(7)(18)		500,000	—
Total Software		$500,000	$—	0.0%
Total Other Investments		$500,000	$—	0.0%

Total Investments in Securities(8)		$429,518,820	$418,442,226	107.8%

Cash Equivalents
First American Government Obligations Fund(19)		$30,013,842	$30,013,842
Total Cash Equivalents		$30,013,842	$30,013,842	7.7%
Total Investments in Securities and Cash Equivalents		$459,532,662	$448,456,068	115.5%

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

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

(2)   Fair value is determined in good faith by the Board of Directors of the Company.

(3)   Portfolio includes $6,544,207 of principal amount of debt investments which contain a PIK provision at December 31, 2017.

(4)   Notes bear interest at variable rates.

(5)   Cost value reflects accretion of original issue discount or market discount.

(6)   Cost value reflects repayment of principal.

(7)   Non-income producing at the relevant period end.

(8)   Aggregate gross unrealized appreciation for federal income tax purposes is $19,352,263; aggregate gross unrealized depreciation for federal income tax purposes is $55,593,978. Net unrealized depreciation is $36,241,715 based upon a tax cost basis of $454,683,941.

(9)   Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10) The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2017, the Company held qualifying assets that represented 64.6% of its total assets.

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

(17) The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(18) Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).

(19) Represents cash equivalents held in money market accounts as of December 31, 2017.

(20) The fair value of the investment was determined using significant unobservable inputs. See “Note 4. Fair Value.”

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(10)(15)	$5,643,000	$5,586,051	$5,466,656
Total Aerospace and Defense		$5,586,051	$5,466,656	1.4%

Business Services
BMC Software Finance, Inc.
first lien senior secured notes, 5.00% (LIBOR + 4.00%), (1.00% floor) due September 10, 2020(4)(5)(6)(10)(15)	$4,676,389	$4,687,172	$4,664,698

ConvergeOne Holdings Corp.
first lien senior secured notes, 6.375% (LIBOR + 5.375%), (1.00% floor) due June 17, 2020(4)(5)(6)(10)(15)	9,609,828	9,609,610	9,561,779
second lien senior secured notes, 10.00% (LIBOR + 9.00%), (1.00% floor) due June 17, 2021(4)(5)(10)(15)	3,000,000	2,978,478	2,940,000

Polycom, Inc.
first lien senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due September 27, 2023(4)(5)(14)(17)	6,769,583	6,497,271	6,803,431
second lien senior secured notes, 11.00% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(14)(17)	13,000,000	12,744,436	12,870,000

Premiere Global Services, Inc.
senior secured notes, 7.50% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(10)(15)	14,436,090	13,060,236	14,048,192
second lien senior secured notes, 10.50% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(17)	5,000,000	4,804,450	4,800,000

Source Hov, LLC
first lien senior secured notes, 7.75% (LIBOR + 6.75%), (1.00% floor) due October 31, 2019(4)(5)(6)(10)(14)(17)	16,537,500	16,195,897	14,883,750
second lien senior secured notes, 11.50% (LIBOR + 10.50%), (1.00% floor) due April 30, 2020(4)(5)(10)(14)(17)	15,000,000	14,586,122	9,723,750
Total Business Services		$85,163,672	$80,295,600	20.8%

Computer Hardware
Stratus Technologies, Inc.
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due April 28, 2021(4)(5)(6)(10)(17)	$7,975,000	$7,911,297	$7,855,375
Total Computer Hardware		$7,911,297	$7,855,375	2.0%

Consumer Services
Jackson Hewitt Tax Service, Inc.
first lien senior secured notes, 8.00% (LIBOR + 7.00%), (1.00% floor) due July 30, 2020(4)(5)(6)(10)(15)	$17,640,000	$17,387,178	$16,912,350
Total Consumer Services		$17,387,178	$16,912,350	4.4%
 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Diversified Insurance
AmeriLife Group
first lien senior secured notes, 5.75% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(10)(16)	$15,620,604	$15,486,217	$15,151,986
Total Diversified Insurance		$15,486,217	$15,151,986	3.9%

Education
Edmentum, Inc. (F/K/A “Plato, Inc.”)
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(10)(15)	$5,966,443	$5,931,165	$4,285,875
Total Education		$5,931,165	$4,285,875	1.1%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 10.75% (LIBOR + 9.50%), (1.25% floor) due April 12, 2019(4)(5)(6)(10)(17)	$13,982,241	$13,870,396	$13,982,241

Harbortouch Payments
second lien senior secured notes, 10.50% (LIBOR + 9.50%), (1.00% floor) due October 11, 2024(4)(5)(6)(10)(15)	12,000,000	11,777,359	11,820,000

NAB Holdings, LLC
first lien senior secured notes, 4.75% (LIBOR + 3.75%), (1.00% floor) due May 21, 2021(4)(5)(6)(10)(15)	9,262,559	9,214,580	9,262,559

Total Merchant Services, Inc.
first lien senior secured notes, 6.50% (LIBOR + 5.50%), (1.00% floor) due December 5, 2020(4)(5)(6)(10)(18)	12,224,081	12,135,248	11,888,285
Total Financial Intermediaries		$46,997,583	$46,953,085	12.2%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 8.50% (LIBOR + 4.50%), (1.00% floor) due January 13, 2019(4)(5)(10)(15)	$2,638,748	$2,617,067	$2,665,135
Total IT Consulting		$2,617,067	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(10)(17)	$10,727,817	$10,704,694	$10,584,815
Total Logistics		$10,704,694	$10,584,815	2.7%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Printing and Publishing
iEnergizer Limited
first lien senior secured notes, 7.25% (LIBOR + 6.00%), (1.25% floor) due May 01, 2019(4)(5)(6)(10)(11)(12)(17)	$4,694,081	$4,621,686	$4,647,140

Merrill Communications, LLC
first lien senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(10)(14)(15)	23,682,442	23,447,282	23,504,824

Novitex Enterprise Solutions (F/K/A “Pitney Bowes Management Services, Inc.”)
first lien senior secured notes, 8.00% (LIBOR + 6.75%), (1.25% floor) due July 07, 2020(4)(5)(6)(10)(18)	15,165,400	15,098,034	14,520,871

Innovairre Holding Company LLC(F/K/A” RBS Holding Company”)
first lien senior secured notes, 5.00% (LIBOR + 4.00%), (1.00% floor) due August 2, 2019(4)(5)(6)(15)	11,839,379	11,578,162	11,602,591

Recorded Books, Inc. (F/K/A “Volume Holdings, Inc.”)
senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due July 31, 2021(4)(5)(6)(10)(15)	8,720,058	8,684,453	8,632,857
Total Printing and Publishing		$63,429,617	$62,908,283	16.3%

Software
Help/Systems Holdings, Inc.
senior secured notes, 6.25% (LIBOR + 5.25%), (1.00% floor) due October 18, 2021(4)(5)(6)(10)(15)	$8,910,000	$8,760,042	$8,887,725
second lien senior secured notes 10.50% (LIBOR + 9.50%), (1.00% floor) due October 8, 2022(4)(5)(15)	10,000,000	9,676,019	9,500,000
Total Software		$18,436,061	$18,387,725	4.8%

Telecommunications Services
Aricent Technologies, Inc.
first lien senior secured notes, 5.50% (LIBOR + 4.50%), (1.00% floor) due April 14, 2021(4)(5)(6)(10)(14)(18)	$8,775,262	$8,731,896	$8,533,942
second lien senior secured notes, 9.50% (LIBOR + 8.50%), (1.00% floor) due April 14, 2022(4)(5)(10)(14)(18)	14,000,000	14,008,442	12,040,000

Birch Communications, Inc.
first lien senior secured notes, 8.25% (LIBOR + 7.25%), (1.00% floor) due July 18, 2020(4)(5)(6)(10)(14)(15)	22,386,525	21,592,757	19,700,142

Global Tel Link Corp
first lien senior secured notes, 5.00% (LIBOR + 3.75%), (1.25% floor) due May 23, 2020(4)(5)(6)(15)	1,983,163	1,975,704	1,969,539
second lien senior secured notes, 9.00% (LIBOR + 7.75%), (1.25% floor) due November 23, 2020(4)(5)(10)(15)	13,000,000	12,903,392	12,593,750

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Telecommunications Services – (continued)
Electric Lightwave Holdings, Inc. (F/K/A “Integra Telecom Holdings, Inc.”)
first lien senior secured notes, 5.25% (LIBOR + 4.00%), (1.25% floor) due August 14, 2020(4)(5)(6)(10)(14)(15)	$5,180,526	$5,159,932	$5,189,592
second lien senior secured notes, 9.75% (LIBOR + 8.50%), (1.25% floor) due February 14, 2021(4)(5)(6)(10)(14)(15)	10,806,404	10,857,480	10,786,196

Securus Technologies, Inc.
first lien senior secured notes, 4.75% (LIBOR + 3.50%), (1.25% floor) due April 30, 2020(4)(5)(6)(15)	5,824,573	5,792,824	5,795,450
second lien senior secured notes, 9.00% (LIBOR + 7.75%), (1.25% floor) due April 30, 2021(4)(5)(10)(15)	6,400,000	6,379,907	6,256,000

U.S. Telepacific Corp.
first lien senior secured notes, 6.00% (LIBOR + 5.00%), (1.00% floor) due November 25, 2020(4)(5)(6)(10)(15)	9,778,733	9,708,848	9,756,340
Total Telecommunication Services		$97,111,182	$92,620,951	24.0%

Travel
Travel Leaders Group, LLC
first lien senior secured notes, 7.00% (LIBOR + 6.00%), (1.00% floor) due December 07, 2020(4)(5)(6)(10)(15)	$8,926,197	$8,790,059	$8,926,197
Total Travel		$8,790,059	$8,926,197	2.3%
Total Senior Secured Notes		$385,551,843	$373,014,033	96.6%

Subordinated Debt
IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(10)	$671,053	$668,162	$677,764
Total IT Consulting		$668,162	$677,764	0.2%
Total Subordinated Debt		$668,162	$677,764	0.2%

Collateralized Loan Obligation – Debt Investments
Structured Finance
Telos CLO 2013-3, Ltd.
CLO secured class F notes, 6.38% (LIBOR + 5.50%), due January 17, 2024(4)(5)(11)(12)(15)	$3,000,000	$2,804,247	$2,700,000
Total Structured Finance		$2,804,247	$2,700,000	0.7%
Total Collateralized Loan Obligation – Debt Investments		$2,804,247	$2,700,000	0.7%

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments
Structured Finance
ACAS CLO 2012-1, Ltd.
CLO subordinated notes, estimated yield 121.87% due September 20, 2023(9)(11)(12)(19)	$6,000,000	$2,993,455	$3,240,000

ALM X, Ltd.
CLO preference shares, estimated yield 24.92% due January 15, 2025(9)(11)(12)(19)	3,801,000	2,503,234	2,599,034

AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 45.48% due October 30, 2023(9)(11)(12)(19)	6,000,000	3,698,795	3,600,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 20.03% due May 10, 2025(9)(11)(12)(19)	12,921,429	7,298,625	5,943,857

Ares XXV CLO Ltd.
CLO subordinated notes, estimated yield 10.48% due January 17, 2024(9)(11)(12)(19)	15,500,000	9,799,870	8,370,000

Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 13.02% due April 15, 2025(9)(11)(12)(19)	17,630,000	9,247,832	7,833,790

Ares XXIX CLO Ltd.
CLO subordinated notes, estimated yield 9.16% due April 17, 2026(9)(11)(12)(19)	12,750,000	8,897,649	7,355,511

Atlas Senior Loan Fund III, Ltd.
CLO subordinated notes, estimated yield 19.61% due August 18, 2025(9)(11)(12)(19)	8,000,000	4,295,766	4,540,000

Benefit Street Partners CLO II, Ltd.
CLO subordinated notes, estimated yield 12.25% due July 15, 2024(9)(11)(12)(19)	23,450,000	19,654,575	16,855,411

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 18.27% due April 18, 2025(9)(11)(12)(19)	9,250,000	6,122,479	5,599,429

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield -6.86% due December 20, 2023(9)(11)(12)(19)	23,000,000	11,239,113	5,750,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 17.80% due March 09, 2025(9)(11)(12)(19)	18,750,000	13,853,409	13,125,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 23.01% due August 14, 2024(9)(11)(12)(19)	$12,750,000	$7,066,122	$6,757,500

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 27.89% due April 25, 2025(9)(11)(12)(19)	4,670,000	2,749,405	3,269,000

Halcyon Loan Advisors Funding 2014-2 Ltd.
CLO subordinated notes, estimated yield 5.87% due April 28, 2025(9)(11)(12)(19)	8,000,000	5,020,677	3,700,000

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield 12.76% due October 18, 2026(9)(11)(12)(19)	5,000,000	3,218,541	2,400,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 11.54% due October 20, 2025(9)(11)(12)(19)	14,000,000	11,572,127	10,590,431

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 7.42% due January 17, 2027(9)(11)(12)(19)	8,000,000	4,890,961	4,000,000

KVK CLO 2012-2, Ltd.
CLO subordinated notes, estimated yield 62.66% due February 10, 2025(9)(11)(12)(19)	5,000,000	1,949,974	2,250,000

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 37.69% due January 15, 2026(9)(11)(12)(19)	14,000,000	5,725,139	6,160,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 15.62% due January 22, 2029(9)(11)(12)(19)	5,422,500	5,417,070	5,856,300

Marea CLO, Ltd.
CLO subordinated notes, estimated yield 8.00% due October 15, 2023(9)(11)(12)(19)	16,217,000	10,050,816	6,109,956

Mountain Hawk III CLO, Ltd.
CLO income notes, estimated yield 7.50% due April 18, 2025(9)(11)(12)(19)	17,200,000	10,236,812	6,657,469
CLO M notes due April 18, 2025(11)(12)(13)	2,389,676	—	288,747

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 23.73% due October 25, 2026(9)(11)(12)(19)	3,000,000	1,745,162	1,830,000

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)
DECEMBER 31, 2016

COMPANY/INVESTMENT(1)(22)	PRINCIPAL AMOUNT/ SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Shackleton 2013-IV CLO, Ltd.
CLO subordinated notes, estimated yield 10.06% due January 13, 2025(9)(11)(12)(19)	$24,400,000	$16,014,950	$12,503,876

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 20.89% due January 17, 2024(9)(11)(12)(19)	10,416,666	7,191,952	5,572,916

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 31.09% due July 17, 2024(9)(11)(12)(19)	11,350,000	7,010,740	6,881,917

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 23.21% due April 17, 2025(9)(11)(12)(19)	10,500,000	7,454,218	6,286,825

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 31.72% due January 15, 2026(9)(11)(12)(19)	7,500,000	4,929,958	5,257,464

York CLO-1, Ltd.
CLO subordinated notes, estimated yield 16.27% due January 22, 2027(9)(11)(12)(19)	22,850,000	16,741,765	18,051,500

CLO equity side letter related investments(11)(12)(13)		—	1,588,172
Total Structured Finance		$228,591,191	$200,824,105	52.0%
Total Collateralized Loan Obligation – Equity Investments		$228,591,191	$200,824,105	52.0%

Common Stock
IT Consulting
Unitek Global Services
common equity(7)(10)	815,266	535,000	864,182
Total IT Consulting		$535,000	$864,182	0.2%

Telecommunications Services
Electric Lightwave Holdings, Inc. (F/K/A “Integra Telecom Holdings, Inc.”)
common stock(7)(14)	775,846	1,712,398	4,150,776
Total Telecommunications Services		$1,712,398	$4,150,776	1.1%
Total Common Stock		$2,247,398	$5,014,958	1.3%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Preferred Equity(7)(10)	5,706,866	3,677,000	7,418,926
Total IT Consulting		$3,677,000	$7,418,926	1.9%
Total Preferred Equity		$3,677,000	$7,418,926	1.9%

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

(22) The fair value of the investment was determined using significant unobservable inputs. See “Note 4. Fair Value.”

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
INVESTMENT INCOME
From non-affiliated/non-control investments:
Interest income – debt investments	$24,561,956	$33,649,267	$48,556,075
Income from securitization vehicles and investments	33,274,392	32,503,279	34,901,766
Other income	3,198,469	2,228,877	2,332,680
Total investment income from non-affiliated/non-control investments	61,034,817	68,381,423	85,790,521
From affiliated investments:
Interest income – debt investments	382,200	331,404	300,544
Total investment income from affiliated investments	382,200	331,404	300,544
From control investments:
Interest income – debt investments	—	567,219	1,371,874
Total investment income from control investments	—	567,219	1,371,874
Total investment income	61,417,017	69,280,046	87,462,939
EXPENSES
Interest expense	12,898,815	17,202,851	19,889,147
Base management fees	8,140,010	11,292,395	19,770,170
Professional fees	2,799,113	6,393,812	5,690,799
Compensation expense	901,472	837,343	1,158,622
Director’s fees	584,580	642,000	514,501
Insurance	256,956	159,573	68,679
Transfer agent and custodian fees	244,115	316,577	332,796
General and administrative	1,014,580	2,861,803	1,340,326
Total expenses before incentive fees	26,839,641	39,706,354	48,765,040
Net investment income incentive fees	3,850,646	2,795,399	(929,933)
Capital gains incentive fees	—	—	—
Total incentive fees	3,850,646	2,795,399	(929,933)
Total expenses	30,690,287	42,501,753	47,835,107
Net investment income	30,726,730	26,778,293	39,627,832
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate/non-control investments	19,478,902	90,159,779	(101,525,472)
Affiliated investments	3,561,269	4,695,861	7,057,989
Control investments	—	5,750,000	(3,910,000)
Total net change in unrealized appreciation/depreciation on investments	23,040,171	100,605,640	(98,377,483)
Net realized (losses) gains
Non-Affiliated/non-control investments	(7,007,892)	(11,262,943)	425,240
Affiliated investments	—	—	(6,762,328)
Control investments	—	(3,000,000)	—
Extinguishment of debt	(3,149,338)	(2,759,227)	(1,046,910)
Total net realized losses	(10,157,230)	(17,022,170)	(7,383,998)
Net increase/(decrease) in net assets resulting from operations	$43,609,671	$110,361,763	$(66,133,649)

 (continued on next page)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS – (continued)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase in net assets resulting from net investment income per common share:
Basic	$0.60	$0.52	$0.66
Diluted	$0.60	$0.52	$0.66
Net increase/(decrease) in net assets resulting from operations per common share:
Basic	$0.85	$2.13	$(1.11)
Diluted	$0.83	$1.90	$(1.11)
Weighted average shares of common stock outstanding:
Basic	51,479,409	51,858,313	59,752,896
Diluted	58,349,224	61,773,392	69,786,048
Distributions per share	$0.80	$1.16	$1.14

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Increase/(decrease) in net assets from operations:
Net investment income	$30,726,730	$26,778,293	$39,627,832
Net realized losses	(10,157,230)	(17,022,170)	(7,383,998)
Net change in unrealized appreciation/depreciation on investments	23,040,171	100,605,640	(98,377,483)
Net increase/(decrease) in net assets resulting from operations	43,609,671	110,361,763	(66,133,649)
Distributions to stockholders
Distributions from net investment income	(33,752,176)	(54,740,084)	(67,646,991)
Tax return of capital distributions	(7,431,351)	(4,976,030)	—
Total distributions to stockholders	(41,183,527)	(59,716,114)	(67,646,991)

Capital share transactions:
Repurchase of common stock	—	(25,587,862)	(26,097,710)
Net decrease in net assets from capital share transactions	—	(25,587,862)	(26,097,710)
Total increase/(decrease) in net assets	2,426,144	25,057,787	(159,878,350)
Net assets at beginning of period	385,992,498	360,934,711	520,813,061
Net assets at end of period (including over distributed net investment income of $25,072,262 and $43,623,117 and $30,180,979, respectively)	$388,418,642	$385,992,498	$360,934,711
Capital share activity:
Shares repurchased	—	(4,917,026)	(3,907,344)
Net decrease in capital share activity	—	(4,917,026)	(3,907,344)

See Accompanying Notes.

TICC CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$43,609,671	$110,361,763	$(66,133,649)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Accretion of discounts on investments	(1,003,086)	(1,158,404)	(3,865,663)
Accretion of discount on notes payable and deferred debt issuance costs	937,871	638,289	1,296,613
Increase in investments due to PIK	(229,173)	(216,674)	(572,408)
Payment of original discount on TICC CLO 2012-1 LLC	(3,575,888)	(1,373,149)	—
Purchases of investments	(208,765,224)	(159,955,516)	(238,846,186)
Repayments of principal	189,159,479	103,529,757	216,782,637
Proceeds from the sale of investments	171,360,617	184,608,355	188,402,747
Net realized losses	10,157,230	17,022,170	7,383,998
Reductions to CLO equity cost value	37,073,681	34,165,951	41,636,795
Net change in unrealized appreciation/depreciation on investments	(23,040,171)	(100,605,640)	98,377,483
Decrease (increase) in interest and distributions receivable	4,597,178	2,586,325	(826,708)
Decrease (increase) in other assets	474,567	(808,974)	(30,799)
Decrease in accrued interest payable	(1,719,490)	(408,755)	(456,698)
Decrease in base management fee and net investment income incentive fee payable	(967,282)	(522,520)	(1,987,585)
(Decrease) increase in accrued expenses	(444,308)	(2,189,544)	2,649,460
Net cash provided by operating activities	217,625,672	185,673,434	243,810,037
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	3,451,636	14,513,596	2,611,018
Net cash provided by investing activities	3,451,636	14,513,596	2,611,018
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	(125,705,930)	(109,345,033)	—
Repayment of original proceeds of notes payable – Convertible Notes	(94,542,000)	(20,458,000)	—
Proceeds from the issuance of notes payable – 6.50% Unsecured Notes	64,370,225	—	—
Debt issuance costs	(2,263,932)	—	—
Repayment of credit facility	—	—	(150,000,000)
Distributions paid (net of stock issued under distribution reinvestment plan of $0, $0 and $0, respectively)	(41,183,527)	(59,716,114)	(67,646,991)
Repurchase of common stock	—	(25,587,862)	(26,097,710)
Net cash used in financing activities	(199,325,164)	(215,107,009)	(243,744,701)
Net increase (decrease) in cash and cash equivalents	21,752,144	(14,919,979)	2,676,354
Cash and cash equivalents, beginning of period	8,261,698	23,181,677	20,505,323
Cash and cash equivalents, end of period	$30,013,842	$8,261,698	$23,181,677

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$13,680,433	$16,257,290	$19,049,232
Impairment of other assets	$75,757	$—	$—

NON-CASH ACTIVITIES
Securities sold not settled	$—	$7,406	$7,845,706
Non-cash investment restructuring	$—	$11,613,301	$7,323,770

See Accompanying Notes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The Company’s consolidated operations include the activities of its wholly-owned subsidiaries, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) and TICC Funding, LLC (“TICC Funding”) for the periods in which they were held. These subsidiaries were formed for the purpose of enabling the Company to obtain debt financing and were operated solely for the investment activities of the Company. TICC Funding was formed on September 17, 2014, for the purpose of entering into a credit and security agreement with Citibank, N.A. (the “Facility”). During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. During the quarter ended September 30, 2016, the Company, as collateral manager of TICC Funding, dissolved TICC Funding pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. TICC CLO 2012-1 was formed on October 23, 2012 for the purpose of investing in leveraged loans. The Company served as collateral manager to TICC CLO 2012-1 and held all subordinated notes issued by TICC CLO 2012-1. During the third quarter of 2017, TICC CLO 2012-1 repaid the remaining secured notes. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. See “Note 6. Borrowings” for additional information on the Company’s subsidiaries and their borrowings.

NOTE 2. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY
INVESTMENT INCOME

During the first quarter of 2015, the Company identified a non-material error in its accounting for income from collateralized loan obligation (“CLO”) equity investments. The Company had recorded income from its CLO equity investments using the distribution recognition model as described in ASC 946-320; specifically, distributions were recognized on the applicable record date, subject to estimation and collectability, with a reduction to cost basis in those instances where the Company believed that a return of capital had occurred. The Company has determined that the appropriate method for recording investment income on CLO equity investments is the effective yield method as described in ASC 325-40, Beneficial Interests in Securitized Financial Assets. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate.

The difference between the two methods resulted in an income reclassification error which would generally have resulted in a decrease in total investment income with a corresponding and offsetting increase to net change in unrealized appreciation/depreciation on investments and net realized gains/losses on investments. The Company quantified this error and assessed it

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 2. CHANGE OF ACCOUNTING FOR COLLATERALIZED LOAN OBLIGATION EQUITY
INVESTMENT INCOME (continued)

in accordance with the guidance provided in SEC Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this assessment, the Company concluded that the error in income classification did not have a material impact on the Company’s previously filed consolidated financial statements.

As a result of this misclassification of income, net investment income incentive fees were overstated by approximately $2.4 million on a cumulative basis through the year ended December 31, 2014 and, as a result, total net assets as of December 31, 2014 were understated by the same amount, approximately $0.04 per share. The Company also considered this indirect impact of the error in classification and concluded that the error was not material to the Company’s previously filed consolidated financial statements. The error was corrected by an out-of-period adjustment in the first quarter of 2015, reducing net investment income incentive fees by approximately $2.4 million and recognizing a corresponding “due from affiliate” of $2.4 million. TICC Management repaid in full to TICC, on April 30, 2015, the portion of its previously paid net investment income incentive fees attributable to the overstated amounts.

Prospectively as of January 1, 2015, the Company records income from its CLO equity investments using the effective yield method in accordance with the accounting guidance in ASC 325-40 based upon an effective yield to the expected redemption utilizing estimated cash flows.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are stated in U.S. Dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TICC CLO 2012-1 and TICC Funding, for the periods during which they were held. All inter-company accounts and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and these differences could be material.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company. TICC CLO 2012-1 would be considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owned all of the equity in this entity and controlled the decision making power that drives its economic performance. Accordingly, the Company consolidated its wholly-owned subsidiary in its financial statements for the respective period, and follows the accounting and reporting guidance in ASC 946-810.

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

Restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. The amounts are held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. There was no restricted cash as of December 31, 2017 as TICC CLO 2012-1 effectively ceased operations on August 25, 2017.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. TICC considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, almost all of TICC’s investments are based upon “Level 3” inputs as of December 31, 2017.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Collateralized Loan Obligations — Debt and Equity

TICC has acquired a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, TICC considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. TICC also considers those instances in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, TICC considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. TICC Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to TICC’s Board of Directors for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by TICC’s Board

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of December 31, 2017 and 2016, the Company had no investments that were on non-accrual status. As of December 31, 2015, the Company’s investment in Innovairre Holding Company’s (f/k/a “RBS Holding Company”) second lien senior secured notes was on non-accrual status.

In addition, the Company earns income from the discount on debt securities it purchases, including original issue discount (“OID”) and market discount. OID and market discounts are capitalized and amortized into income using the effective yield method, as applicable.

Income from Securitization Vehicles and Equity Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective yield method in accordance with the provisions of ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. The Company monitors the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions actually received by the Company during the period.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Payment-In-Kind

TICC has investments in its portfolio which contain a contractual payment-in-kind (“PIK”) provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, the PIK portion of the investment is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized. To qualify for tax treatment as a RIC, this income must be paid out to stockholders in the form of distributions, even though TICC has not collected any cash. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments.

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

OTHER ASSETS

Other assets consist of funds held in escrow, prepaid expenses associated primarily with insurance costs and deferred equity offering costs. At December 31, 2017, funds held in escrow totaled approximately $155,000, related to the sale of the Company’s investment in Ai Squared during the quarter ended June 30, 2016. The funds are expected to be released to the Company during the first quarter of 2018, net of settlement of any indemnity claims and expenses related to the transaction.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For tax purposes, the cost basis of the portfolio investments as of December 31, 2017 and December 31, 2016, was approximately $454,683,941 and $667,826,311, respectively.

SECURITIES TRANSACTIONS

Securities transactions are recorded on trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. Distributions received on CLO equity investments which were optionally redeemed for which the cost basis has been reduced to zero are recorded as realized gains.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$242.2	$242.2
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	4.7	4.7
CLO Equity	—	—	156.0	156.0
Equity and Other Investments	—	—	14.7	14.7
Total Investments at fair value	—	—	418.4	418.4
Cash and cash equivalents	30.0	—	—	30.0
Total assets at fair value	$30.0	$—	$418.4	$448.4

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 4. FAIR VALUE (continued)

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
Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2017 and 2016, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or TICC Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)	Impact to Fair Value from an Increase in Input(8)
Senior Secured Notes	$214.9	Market quotes	NBIB(1)	77.6% – 100.6%/98.1%	NA
	1.5	Yield Analysis	Discount Margin	10.8%/ncm(4)	Decrease
	23.1	Recent transactions	Actual trade/payoff(6)	95.0% – 100.4%/95.7%	NA
	2.7	Enterprise value(7)/ Discounted cash flow(5)	Market multiples(2)/ Discount rate(3)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(7)/ Discounted cash flow(5)	Market multiples(2)/ Discount rate(3)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
CLO debt	4.7	Market quotes	NBIB(1)	86.8% – 100.0%/89.9%	NA
CLO equity	154.6	Market quotes	NBIB(1)	1.8% – 113.0%/51.3%	NA
	1.4	Discounted cash flow(5)	Discount rate(3)(5)	11.5% – 27.6%/15.4%	Decrease
Equity Shares	14.7	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2)/ Discount rate(3)	$41.6 / ncm(4) 5.5x – 6.0x/ncm(4)	Increase Increase
Other investments	—	Other	NA	NA	NA
Total Fair Value for Level 3 Investments	$418.4

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 4. FAIR VALUE (continued)

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 4. FAIR VALUE (continued)

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2016	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)	Impact to Fair Value from an Increase In Input(8)
Senior Secured Notes	$309.5	Market quotes	NBIB(1)	64.8% – 100.5%/94.5%	NA
	11.8	Yield Analysis	NBIB(1) Discount Margin	97.3%/ncm(4) 6.4%/ncm(4)	NA Decrease
	32.7	Recent transactions	Actual trade/payoff(6)	96.0% – 100.0%/99.3%	NA
	14.3	Market quotes/Enterprise value(7)	NBIB(1)	98.0% – 101.0%/98.5%	NA
			EBITDA multiples(2)	4.5x – 6.25x/ncm(4)	Increase
Subordinated Debt	0.7	Market quotes/Enterprise value(7)	NBIB(1) EBITDA multiples(2)	101.0%/ncm(4) 4.5x – 5.0x/ncm(4)	NA Increase
CLO debt	2.7	Market quotes	NBIB(1)	90.0%/ncm(4)	NA
CLO equity	155.8	Market quotes	NBIB(1)	25.0% – 108.0%/55.7%	NA
	1.9	Discounted cash flow(5)	Discount rate(3)(5)	13.1% – 16.0%/13.9%	Decrease
	43.1	Recent transactions	Actual trade/payoff(6)	38.7% – 71.9%/56.2%	NA
Equity Shares	12.4	Enterprise value(7)/ Discounted cash flow(5)	EBITDA(2) Market multiples(2) Discount rates(3)	$35.2 – $170.7/ncm(4) 4.5x – 9.5x/ncm(4) 20.0%/ncm(4)	Increase Increase Decrease
Other investments	0.3	Other	Discount rates(3)	10.9%/ncm(4)	Decrease
Total Fair Value for Level 3 Investments	$585.2

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
DECEMBER 31, 2017

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$62,340	$66,546	$—	$66,546	$—
Total	$62,340	$66,546	$—	$66,546	$—

____________

(1)   Carrying value is net of deferred debt issuance costs which totaled approximately $2.0 million as of December 31, 2017.

(2)   For the 6.50% Unsecured Notes, fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol TICCL).

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value	Fair Value(3)	Level 1	Level 2	Level 3
TICC CLO 2012-1 LLC Class A-1 Notes, net of discount(1)	$64,788	$65,282	$—	$—	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes, net of discount(1)	19,633	20,025	—	—	20,025
TICC CLO 2012-1 LLC Class C-1 Notes, net of discount(1)	22,375	23,058	—	—	23,058
TICC CLO 2012-1 LLC Class D-1 Notes, net of discount(1)	20,290	21,210	—	—	21,210
TICC CLO 2012-1 LLC deferred debt issuance costs(2)	(1,232)	—	—	—	—
Sub-total TICC CLO 2012-1, LLC Notes(1)(2)	125,854	129,575	—	—	129,575
Convertible Notes(2)(4)	94,117	96,906			96,906
Total	$219,971	$226,481	$—	$—	$226,481

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 4. FAIR VALUE (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized (losses) gains included in earnings	2.4	—	0.2	(12.1)	2.5	(7.0)
Unrealized appreciation included in earnings	11.3	0.1	0.3	10.5	0.8	23.0
Accretion of discount	1.0	—	—	—	—	1.0
Purchases	94.3	—	4.5	107.0	3.0	208.8
Repayments and Sales	(235.4)	—	(3.0)	(113.1)	(4.2)	(355.7)
Reductions to CLO equity cost value(1)	—	—	—	(37.1)	—	(37.1)
Payment in Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2017(2)	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(2)	$4.5	$—	$0.3	$(4.1)	$3.2	$4.0

____________

(1)   Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.

(2)   Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 4. FAIR VALUE (continued)

A reconciliation of the fair value of investments for the year ended December 31, 2016, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2015	$444.5	$0.6	$2.1	$179.0	$8.8	$635.0
Realized (losses) gains included in earnings	(3.7)	—	1.7	(9.2)	(3.0)	(14.2)
Unrealized appreciation included in earnings(1)	19.0	—	0.5	73.6	6.4	99.5
Accretion of discount	0.8	—	0.3	—	—	1.1
Purchases	95.7	—	6.7	68.6	0.5	171.5
Repayments and Sales(1)	(188.2)	—	(8.6)	(77.0)	—	(273.8)
Reductions to CLO equity cost value (2)	—	—	—	(34.2)	—	(34.2)
Payment in Kind income	0.2	0.1	—	—	—	0.3
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)	$9.9	$—	$0.5	$50.7	$3.5	$64.6

____________

(1)   Includes rounding adjustments to reconcile period balances.

(2)   Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $66.7 million and the effective yield interest income of approximately $32.5 million.

The following table shows the fair value of TICC’s portfolio of investments by asset class as of December 31, 2017 and 2016:

	2017		2016
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$242.2	57.9%	$373.0	63.2%
Subordinated Debt	0.8	0.2%	0.7	0.1%
CLO Debt	4.7	1.1%	2.7	0.5%
CLO Equity	156.0	37.3%	200.8	34.0%
Equity and Other Investments	14.8	3.5%	12.7	2.2%
Total(1)	$418.4	100.0%	$589.9	100.0%

____________

(1)   Totals may not sum due to rounding.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2017 and December 31, 2016, respectively, cash, cash equivalents and restricted cash were as follows:

	December 31, 2017	December 31, 2016
Cash	$—	$—
Cash Equivalents	30,013,842	8,261,698
Total Cash and Cash Equivalents	$30,013,842	$8,261,698
Restricted Cash	$—	$3,451,636

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% immediately after such borrowing. As of December 31, 2017 and 2016, the Company’s asset coverage for borrowed amounts was approximately 700% and 271% respectively.

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of December 31, 2017 and December 31, 2016. Fair values of our notes payable are based upon the bid price provided by the placement agent at the measurement date, if available:

	As of
	December 31, 2017			December 31, 2016
(dollars in thousands)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value		Fair Value
TICC CLO 2012-1 LLC Class A-1 Notes	$—	$—	$—	$65,282	$64,788	(1)	$65,282
TICC CLO 2012-1 LLC Class B-1 Notes	—	—	—	20,000	19,633	(1)	20,025
TICC CLO 2012-1 LLC Class C-1 Notes	—	—	—	23,000	22,375	(1)	23,058
TICC CLO 2012-1 LLC Class D-1 Notes	—	—	—	21,000	20,290	(1)	21,210
TICC CLO 2012-1 LLC deferred issuance costs	—	—	—	—	(1,232)		—
Sub-total TICC CLO 2012-1, LLC Notes	—	—	—	129,282	125,854		129,575
Convertible Notes(2)	—	—	—	94,542	94,117		96,906
6.50% Unsecured Notes(2)	64,370	62,340	66,546	—	—		—
Total	$64,370	$62,340	$66,546	$223,824	$219,971		$226,481

____________

(1)   Represents the aggregate principal amount outstanding less the unaccreted discount. The total unaccreted discount as of December 31, 2016 for the 2023 Class A Notes, the 2023 Class B Notes, the 2023 Class C Notes and the 2023 Class D Notes was approximately $494, $367, $625 and $710, respectively.

(2)   Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of December 31, 2017, the total unamortized deferred issuance costs for the Convertible Notes and 6.50% Unsecured Notes was approximately $0 and $2,030, respectively. As of December 31, 2016, the total unamortized deferred issuance costs for the Convertible Notes was approximately $425.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 6. BORROWINGS (continued)

The weighted average stated interest rate and weighted average maturity on all our debt outstanding as of December 31, 2017 were 6.50% and 6.2 years, respectively, and as of December 31, 2016 were 5.56% and 4.2 years, respectively.

The table below summarizes the components of interest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$623.8	$25.4	$—	$649.2
TICC CLO 2012-1 LLC Class B-1 Notes	600.0	35.3	—	635.3
TICC CLO 2012-1 LLC Class C-1 Notes	878.4	59.4	—	937.8
TICC CLO 2012-1 LLC Class D-1 Notes	939.7	66.9	—	1,006.6
TICC CLO 2012-1 amortization of deferred debt	—	—	91.7	91.7
Convertible Notes	5,908.9	—	425.2	6,334.1
6.50% Unsecured Notes	3,010.2	—	233.9	3,244.1
Total	$11,961.0	$187.0	$750.8	$12,898.8

	Year Ended December 31, 2016
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,819.8	$176.8	$—	$3,996.6
TICC CLO 2012-1 LLC Class B-1 Notes	852.5	54.4	—	906.9
TICC CLO 2012-1 LLC Class C-1 Notes	1,273.4	91.0	—	1,364.4
TICC CLO 2012-1 LLC Class D-1 Notes	1,376.8	102.3	—	1,479.1
TICC CLO 2012-1 amortization of deferred debt	—	—	316.1	316.1
Convertible Notes	8,526.1	—	613.7	9,139.8
Total	$15,848.6	$424.5	$929.8	$17,202.9

	Year Ended December 31, 2015
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$3,634.6	$198.5	$—	$3,833.1
TICC CLO 2012-1 LLC Class B-1 Notes	766.9	53.9	—	820.8
TICC CLO 2012-1 LLC Class C-1 Notes	1,172.6	90.0	—	1,262.6
TICC CLO 2012-1 LLC Class D-1 Notes	1,283.0	100.8	—	1,383.8
TICC CLO 2012-1 amortization of deferred debt	—	—	344.0	344.0
Convertible Notes	8,625.0	—	619.0	9,244.0
TICC Funding LLC	2,536.9	—	464.0	3,000.9
Total	$18,019.0	$443.2	$1,427.0	$19,889.2

6.50% Unsecured Notes Due 2024

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”). The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 6. BORROWINGS (continued)

option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of December 31, 2017 was approximately $11,600. As of December 31, 2017, the Company had unamortized deferred debt issuance costs of approximately $2.0 million relating to these notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in Interest Expense in the Consolidated Statements of Operations.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the 6.50% Unsecured Notes for the year ended December 31, 2017:

6.50% Unsecured Notes ($ in thousands)	Year-Ended December 31, 2017
Stated interest expense	$3,010.2
Amortization of deferred issuance costs	233.9
Total interest expense	$3,244.1
Effective annualized average interest rate	6.97%
Cash paid for interest	$2,998.6

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40.0 million of the 2012 Subordinated Notes. On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by TICC under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the Securitization Issuer repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the class A-1 notes, respectively. On August 25, 2017, the Securitization Issuer repaid, in full, the remaining secured notes (classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 6. BORROWINGS (continued)

In connection with the August 25, 2017 repayment of approximately $73.4 million of the Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs.

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within Realized Losses on Extinguishment of Debt in the Consolidated Statement of Operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from Interest Expense in the Consolidated Statement of Operations to conform with the current period presentation for comparative purposes.

TICC CLO 2012-1 LLC ($ in thousands)	Year-Ended December 31, 2017	Year-Ended December 31, 2016	Year-Ended December 31, 2015
Stated interest expense	$3,041.9	$7,322.5	$6,857.2
Amortization of deferred issuance costs	91.7	316.1	343.8
Note discount expense	187.0	424.5	443.2
Total interest expense	$3,320.6	$8,063.1	$7,644.2
Effective annualized average interest rate	5.33%	3.71%	3.19%
Cash paid for interest	$3,591.2	$7,475.5	$6,837.1

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

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2017 is as follows:

			Year Ended December 31, 2017
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate(1)	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.93867%	175	$803.6	$623.8
Class B-1 Notes	4.68867%	350	691.0	600.0
Class C-1 Notes	5.93867%	475	1,012.7	878.4
Class D-1 Notes	6.93867%	575	1,083.9	939.7
Total			$3,591.2	$3,041.9

____________

(1)   The stated interest rate represents the rate as of August 25, 2017.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 6. BORROWINGS (continued)

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2016 is as follows:

			Year Ended December 31, 2016
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.68011%	175	$4,017.2	$3,819.8
Class B-1 Notes	4.43011%	350	839.3	852.5
Class C-1 Notes	5.68011%	475	1,257.4	1,273.4
Class D-1 Notes	6.68011%	575	1,361.6	1,376.8
Total			$7,475.5	$7,322.5

The classes, interest rates, spread over LIBOR, cash paid for interest and stated interest expense of each of the Class A-1, B-1, C-1 and D-1 for the year ended December 31, 2015 is as follows:

			Year Ended December 31, 2015
TICC CLO 2012-1 LLC ($ in thousands)	Stated Interest Rate	LIBOR Spread (basis points)	Cash Paid for Interest	Stated Interest Expense
Class A-1 Notes	2.14320%	175	$3,616.1	$3,634.6
Class B-1 Notes	3.89320%	350	765.8	766.9
Class C-1 Notes	5.14320%	475	1,172.1	1,172.6
Class D-1 Notes	6.14320%	575	1,283.1	1,283.0
Total(1)			$6,837.1	$6,857.2

____________

(1)   Total may not sum due to rounding.

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
DECEMBER 31, 2017

NOTE 6. BORROWINGS (continued)

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

TICC served as collateral manager to the 2012 Securitization Issuer under a collateral management agreement. TICC is entitled to a deferred fee for its services as collateral manager. The deferred fee is eliminated in consolidation.

TICC CLO 2012-1 was a consolidated subsidiary of TICC. The Company consolidated the results of its wholly-owned subsidiary in its consolidated financial statements as the subsidiary was operated solely for investment activities of the Company, and the Company had substantial equity at risk. The creditors of TICC CLO 2012-1 have received security interests in the assets owned by TICC CLO 2012-1 and such assets are not intended to be available to the creditors of TICC (or any other affiliate of TICC).

Notes Payable — Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of convertible notes (the “Convertible Notes”), and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of TICC’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. On November 1, 2017, the Convertible Notes matured and were repaid in full (approximately $94.5 million) in accordance with their terms.

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 from repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs. These costs are recorded within Realized Losses on Extinguishment of Debt in the Consolidated Statement of Operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from Interest Expense in the Consolidated Statement of Operations to conform with the current period presentation for comparative purposes.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 6. BORROWINGS (continued)

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Convertible Notes for the years ended December 31, 2017, 2016 and 2015, respectively:

Convertible Notes ($ in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Stated interest expense	$5,908.9	$8,526.1	$8,625.0
Amortization of deferred issuance costs	425.2	613.7	619.0
Total interest expense	$6,334.1	$9,139.8	$9,244.0
Effective annualized average interest rate	8.07%	8.03%	8.04%
Cash paid for interest	$7,090.7	$8,781.8	$8,625.0

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

During the fourth quarter of 2015, the Company liquidated portions of the TICC Funding portfolio and, as of December 31, 2015, the Facility had been fully repaid. In connection with the extinguishment of the Facility, the Company incurred debt extinguishment costs of $1,046,910 which consisted of $473,511 in accelerated deferred issuance costs and $573,399 in extinguishment fees. These costs are recorded within Realized Losses on Extinguishment of Debt in the Consolidated Statement of Operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from Interest Expense in the Consolidated Statement of Operations to conform with the current period presentation for comparative purposes.

During the quarter ended September 30, 2016, the Company, as collateral manager of TICC Funding, dissolved TICC Funding pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

The following table sets forth the components of interest expense, effective annualized average interest rates and cash paid for interest of the Facility for the years ended December 31, 2015, respectively:

Credit Facility ($ in thousands)	Year-Ended December 31, 2015
Stated interest expense	$2,536.9
Amortization of deferred issuance costs	464.0
Total interest expense	$3,000.9
Effective annualized average interest rate	2.01%
Cash paid for interest	$3,013.7

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income(1)	$30,726,730	$26,778,293	$39,627,832
Weighted average common shares outstanding – basic	51,479,409	51,858,313	59,752,896
Net increase in net assets resulting from net investment income per common share – basic(1)	$0.60	$0.52	$0.66
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments(1)	$30,726,730	$26,778,293	$39,627,832
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees(2)	—	—	—
Net investment income, as adjusted(1)(2)	$30,726,730	$26,778,293	$39,627,832
Weighted average common shares outstanding – basic	51,479,409	51,858,313	59,752,896
Share adjustments for dilutive effect of the Convertible Notes(2)	—	—	—
Weighted average common shares outstanding – diluted(2)	51,479,409	51,858,313	59,752,896
Net increase in net assets resulting from net investment income per common share – diluted(1)(2)	$0.60	$0.52	$0.66

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase in net assets resulting from operations per common share – basic:
Net increase (decrease) in net assets resulting from operations	$43,609,671	$110,361,763	$(66,133,649)
Weighted average common shares outstanding – basic	51,479,409	51,858,313	59,752,896
Net increase (decrease) in net assets resulting from operations per common share – basic	$0.85	$2.13	$(1.11)
Net increase (decrease) in net assets resulting from operations per common share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$43,609,671	$110,361,763	$(66,133,649)
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees(2)	4,724,234	7,157,374	—
Net increase (decrease) in net assets resulting from operations, as adjusted(2)	$48,333,905	$117,519,137	$(66,133,649)
Weighted average common shares outstanding – basic	51,479,409	51,858,313	59,752,896
Share adjustments for dilutive effect of the Convertible Notes(2)	6,869,815	9,915,079	—
Weighted average common shares outstanding – diluted(2)	58,349,224	61,773,392	59,752,896
Net increase (decrease) in net assets resulting from operations per common share – diluted(2)	$0.83	$1.90	$(1.11)

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 7. EARNINGS PER SHARE (continued)

____________

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

(2)   Due to the anti-dilutive effect on the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective periods’ diluted earnings per share computation.

The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share and the diluted change in net assets resulting from operations per common share for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the base management fees and net investment income incentive fees	$4,724,234	$7,157,374	$7,412,846
Share adjustments for dilutive effect of the Convertible Notes	6,869,815	9,915,079	10,033,152
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the base management fees and net investment income incentive fees	$—	$—	$7,412,846
Share adjustments for dilutive effect of the Convertible Notes	—	—	10,033,152

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 8. RELATED PARTY TRANSACTIONS (continued)

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

The following table represents the Base Fee for the years ended December 31, 2017, 2016 and 2015, respectively:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Base Fee	$8,140,010	$11,292,395	$19,770,170

The Base Fee payable to TICC Management as of December 31, 2017 and 2016 was $1,683,444 and $2,544,576, respectively.

Incentive Fee

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 8. RELATED PARTY TRANSACTIONS (continued)

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

From January 1, 2005 through March 31, 2016, the “Pre-Incentive Fee Net Investment Income,” which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle rates for the 2017, 2016 and 2015 calendar years was 6.93%, 6.65%, and 6.75% respectively.

The following table represents the net investment income incentive fees for each of the years ended December 31, 2017, 2016 and 2015, respectively:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Net investment income incentive fee	$3,850,646	$2,795,399	$(929,933)

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

The net investment income incentive fee payable to TICC Management as of December 31, 2017 and 2016, was approximately $1,022,655 and $1,128,805, respectively.

Capital Gains Incentive Fees

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 8. RELATED PARTY TRANSACTIONS (continued)

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

There were no capital gains incentive fee based on hypothetical liquidation for the years ended December 31, 2017, 2016 and 2015.

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

For the years ended December 31, 2017, 2016 and 2015, TICC incurred approximately $0.9 million, $0.8 million and $1.2 million, respectively, in compensation expenses for the services of employees allocated to the administrative activities of TICC, pursuant to the Administrative Agreement with BDC Partners. In addition, TICC incurred approximately $79,000, $111,000 and $110,000 for facility costs allocated under the Administrative Agreement for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and December 31, 2016, there were no amounts payable under the Administration Agreement.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 9. INVESTMENT INCOME

The following table sets forth the components of investment income for the years ended December 31, 2017, 2016 and 2015, respectively:

	December 31, 2017	December 31, 2016	December 31, 2015
Interest Income
Stated interest income	$23,640,789	$33,154,526	$45,728,704
Original issue discount and market discount income	1,003,086	1,158,401	3,865,679
Payment-in-kind income	233,067	214,389	572,408
Discount income derived from unscheduled remittances at par	67,214	20,574	61,702
Total interest income	24,944,156	34,547,890	50,228,493
Income from securitization vehicles and investments(1)	33,274,392	32,503,279	34,901,766
Other income
Fee letters	1,368,132	1,352,396	1,353,373
Loan prepayment and bond call fees	719,012	358,381	360,000
All other fees	1,111,325	518,100	619,307
Total other income	3,198,469	2,228,877	2,332,680
Total investment income	$61,417,017	$69,280,046	$87,462,939

____________

(1)   During the first quarter of 2015, the Company identified a non-material error in its accounting policy for revenue recognition — refer to “Note 2. Change of Accounting for Collateralized Loan Obligation Equity Investment Income.”

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the years ended December 31, 2017, 2016 and 2015, the Company received no fee income for managerial assistance.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote.

As of December 31, 2017, the Company had no commitments to purchase additional debt investments.

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

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 11. FINANCIAL HIGHLIGHTS

Financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Per Share Data
Net asset value at beginning of period	$7.50	$6.40	$8.64	$9.85	$9.90
Net investment income(1)(3)	0.60	0.52	0.66	1.17	1.09
Net realized and unrealized gains (losses)(2)(3)	0.25	1.62	(1.85)	(1.20)	0.06
Net change in net asset value from operations	0.85	2.14	(1.19)	(0.03)	1.15
Distributions per share from net investment income	(0.66)	(1.06)	(1.14)	(1.00)	(1.16)
Distributions based on weighted average share impact	—	0.01	0.01	(0.03)	(0.04)
Tax return of capital distributions	(0.14)	(0.10)	—	(0.16)	—
Total distributions(4)	(0.80)	(1.15)	(1.13)	(1.19)	(1.20)
Effect of shares issued, net of offering expenses	—	—	—	—	—
Effect of shares repurchased, gross	—	0.11	0.08	0.01	—
Net asset value at end of period	$7.55	$7.50	$6.40	$8.64	$9.85
Per share market value at beginning of period	$6.61	$6.08	$7.53	$10.34	$10.12
Per share market value at end of period	$5.74	$6.61	$6.08	$7.53	$10.34
Total return(5)	(2.01)%	33.29%	(4.35)%	(17.22)%	14.68%
Shares outstanding at end of period	51,479,409	51,479,409	56,396,435	60,303,769	53,400,745
Ratios/Supplemental Data(7)
Net assets at end of period (000’s)	$388,419	$385,992	$360,935	$520,813	$526,242
Average net assets (000’s)	$385,947	$343,328	$487,894	$560,169	$506,093
Ratio of expenses to average net assets	7.95%	12.38%	9.80%	8.70%	9.74%
Ratio of net investment income to average net assets	7.96%	7.80%	8.12%	12.24%	11.02%
Portfolio turnover rate(6)	43.02%	25.73%	24.96%	45.91%	38.22%

____________

(1)   Represents per share net investment income for the period, based upon weighted average shares outstanding.

(2)   Net realized and unrealized gains include rounding adjustments to reconcile change in net asset value per share.

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

During the quarter ended September 30, 2015, the Company recorded an out of period adjustment related to a miscalculation of discount accretion which increased interest income and increased investment cost, by approximately $1.4 million. For the year ended December 31, 2015, approximately $1.1 million, or $0.02 per share, of the adjustment

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 11. FINANCIAL HIGHLIGHTS (continued)

related to prior years. The increase in the investment cost has a corresponding effect on the investment’s unrealized depreciation of the same amount. Management concluded the adjustment was not material to previously filed financial statements.

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

(6)   Portfolio turnover rate is calculated using the lesser of the annual cash investment sales and debt repayments or annual cash investment purchases over the average of the total investments at fair value.

(7)   The following table provides supplemental performance ratios measured for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Ratio of expenses to average net assets:
Expenses before incentive fees	6.95%	11.57%	10.00%	8.39%	8.68%
Net investment income incentive fees	1.00%	0.81%	(0.19)%	1.00%	1.30%
Capital gains incentive fees	—%	—%	—%	(0.69)%	(0.24)%
Ratio of expenses, excluding interest expense, to average net assets	4.61%	7.37%	5.73%	5.17%	6.00%

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 12. DISTRIBUTIONS

The following table represents the cash distributions, including distributions, distributions reinvested and returns of capital, if any, declared per share since January 1, 2015:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions in excess of net investment income
Fiscal 2018
February 22, 2018	March 16, 2018	March 30, 2018	$0.20		$—	(1)	$—	(1)

Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(2)	$0.60		$0.20

Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.21
Total (2016)			$1.16	(3)	$0.52		$0.64

Fiscal 2015
November 2, 2015	December 16, 2015	December 31, 2015	$0.29		$0.09		$0.20
July 30, 2015	September 16, 2015	September 30, 2015	0.29		0.18		0.11
April 27, 2015	June 16, 2015	June 30, 2015	0.29		0.18		0.11
February 19, 2015	March 17, 2015	March 31, 2015	0.27		0.21		0.06
Total (2015)			$1.14	(4)	0.66		0.48

____________

(1)   Earnings for this period have not yet been reported.

(2)   The tax characterization of cash distributions for the year ended December 31, 2017 will not be known until the tax return for such year is finalized.

(3)   Cash distributions for the year ended December 31, 2016 includes a tax return of capital of approximately $0.59 per share for tax purposes.

(4)   Cash distributions for the year ended December 31, 2015 includes a tax return of capital of approximately $0.08 per share for tax purposes.

The tax character of distributions declared and paid in 2017 represented, on an estimated basis, $33,752,176 from ordinary income, and $7,431,351 from tax return of capital. GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2017, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $21,576,301, an increase of accumulated net realized losses on investments and extinguishment of debt of $3,745,321, and a decrease of capital in excess of par value of $25,321,622. Certain components of net assets have been reclassified from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

The tax character of distributions declared and paid in 2016 represented, on an estimated basis, $54,740,084 from ordinary income, and $4,976,030 from tax return of capital. GAAP requires adjustments to certain components of net assets

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 12. DISTRIBUTIONS (continued)

to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2016, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $17,278,880, an increase of accumulated net realized losses on investments of $12,569,225, and a decrease of capital in excess of par value of $4,709,655.

The tax character of distributions declared and paid in 2015 represented $62,937,336 from ordinary income and $4,709,655 from tax return of capital. GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net asset value per share. For 2015, the permanent differences between financial and tax reporting were due to gains from unscheduled prepayments, prepayment penalty fees and basis adjustments on the disposition of CLO equity investments, resulting in a decrease of distributions in excess of investment income of $2,136,491, a decrease of accumulated net realized losses on investments of $776,671, and a decrease of capital in excess of par value of $2,913,162.

We have adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the years ended December 31, 2017, 2016 and 2015, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan.

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

The Company has available $102,612,125 of capital losses which can be used to offset future capital gains. Of these losses, $25,681,808 will expire in 2018, if not utilized, the amount not subject to expiration under The Act is $76,930,317, representing current year post RIC modernization long term capital loss carryforward. Under the current law, capital losses related to securities realized after October 31 and prior to the Company’s fiscal year end may be deferred as occurring the first day of the following year. For the fiscal year ended December 31, 2017, the Company has deferred such losses in the amount of $2,540,061.

As of December 31, 2017, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$—
Distributable long-term capital gains (capital loss carry forward)	(102,612,125)
Unrealized depreciation on investments	(36,241,715)
Other timing differences	(2,540,061)

The amounts will be finalized before filing the federal income tax return.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 12. DISTRIBUTIONS (continued)

As of December 31, 2016, the estimated components of accumulated earnings on a tax basis were as follow:

Distributable ordinary income	$—
Distributable long-term capital gains (capital loss carry forward)	(94,026,560)
Unrealized depreciation on investments	(77,903,235)
Other timing differences	(1,415,144)

NOTE 13. SHARE REPURCHASE PROGRAM

On December 18, 2014, the Board of Directors authorized a repurchase program to be in place until the earlier of June 30, 2015 or until $50 million of the Company’s outstanding shares of common stock have been repurchased. During the year ending December 31, 2015, under that repurchase program, the Company repurchased 315,783 shares of outstanding common stock for approximately $2.4 million at the average weighted price of $7.56 per share, inclusive of commission, while complying with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Exchange Act, as amended, including certain price, market volume and timing constraints. In addition, repurchases were conducted in accordance with the Investment Company Act of 1940.

On November 5, 2015, the Board of Directors authorized a new program for the purpose of repurchasing up to $75 million worth of the Company’s common stock. Under this repurchase program, the Company was able, but was not obligated to, repurchase outstanding common stock in the open market from time to time through June 30, 2016, provided that repurchases complied with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Exchange Act, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. Additionally, under the Board of Directors’ authorization of November 5, 2015, the Company entered into a Rule 10b5-1 trading plan to undertake accretive share repurchasing on a non-discretionary basis of up to $50 million prior to March 4, 2016. In aggregate, under the November 5, 2015 plan, the Company repurchased 3,591,551 shares of its common stock for approximately $23.7 million at the weighted average price of approximately $6.63 per share, inclusive of commissions. This represents a premium of approximately 3.6% of the net asset value per share at December 31, 2015.

The Board of Directors’ authorized program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016. During the six months ended June 30, 2016, the Company repurchased shares under the November 5, 2015 repurchase program totaling 4,917,026 shares of its common stock for approximately $25.6 million at the weighted average price of approximately $5.20 per share, inclusive of commissions. This represents a discount of approximately 30.7% of the net asset value per share at December 31, 2016.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 13. SHARE REPURCHASE PROGRAM (continued)

The Company did not repurchase shares of its common stock during the year ended December 31, 2017, as the program to repurchase up to $75 million worth of the Company’s common stock expired on June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2015 – January 31, 2015	315,783	$7.56	315,783	$46.4 million
February 1, 2015 – February 28, 2015	—	—	—	$46.4 million
March 1, 2015 – March 31, 2015	—	—	—	$46.4 million
April 1, 2015 – April 30, 2015	—	—	—	$46.4 million
May 1,2015 – May 31, 2015	—	—	—	$46.4 million
June 1, 2015 – June 30, 2015	—	—	—	$46.4 million
July 1, 2015 – July 31, 2015	—	—	—	—
August 1, 2015 – August 31, 2015	—	—	—	—
September 1, 2015 – September 30, 2015	—	—	—	—
October 1, 2015 – October 31, 2015	—	—	—	—
November 1, 2105 – November 30, 2015	1,085,778	$6.66	1,085,778	$67.8 million
December 1, 2015 – December 31, 2015	2,505,773	$6.58	2,505,773	$51.3 million
Total – Year ended December 31, 2015	3,907,334		3,907,334

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2016 – January 31, 2016	2,155,303	$5.48	2,155,303	$39.5 million
February 1, 2016 – February 29, 2016	2,562,494	$4.97	2,562,494	$26.8 million
March 1, 2016 – March 31, 2016	199,229	$5.17	199,229	$25.8 million
April 1, 2016 – April 30, 2016	—	—	—	$25.8 million
May 1, 2016 – May 31, 2016	—	—	—	$25.8 million
June 1, 2016 – December 31, 2016	—	—	—	—
Total – Year ended December 31, 2016	4,917,026		4,917,026

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended December 31, 2017
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31

Total Investment Income	$13,441,687	$14,497,697	$17,012,153	$16,465,480
Net Investment Income	7,628,828	6,767,753	8,046,907	8,283,424
Net Increase in Net Assets resulting from Operations	16,421,797	6,016,019	9,117,896	12,053,959
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic	$0.15	$0.13	$0.16	$0.16
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)	$0.15	$0.13	$0.16	$0.16
Net Increase in Net Assets resulting from Operations, per common share, basic	$0.32	$0.12	$0.18	$0.23
Net Increase in Net Assets resulting from Operations, per common share, diluted(1)	$0.31	$0.12	$0.18	$0.23

____________

(1)   Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes were excluded from the quarters ended December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017.

	Year Ended December 31, 2016
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$18,869,245	$18,095,792	$17,046,527	$15,268,482
Net Investment Income	9,395,951	6,539,020	6,798,806	4,044,516
Net Increase (Decrease) in Net Assets resulting from Operations	36,299,055	42,912,763	48,263,840	(17,113,895)
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic	$0.18	$0.13	$0.13	$0.08
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(2)	$0.18	$0.13	$0.13	$0.08
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, basic(1)	$0.71	$0.83	$0.94	$(0.32)
Net Increase (Decrease) in Net Assets resulting from Operations, per common share, diluted(1)	$0.62	$0.72	$0.81	$(0.32)

____________

(1)   Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2016 due to rounding.

(2)   Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes were excluded from the quarters ended September 30, 2016, June 30, 2016, and March 31, 2016.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED) (continued)

	Year Ended December 31, 2015
	Quarter Ended December 31	Quarter Ended September 30	Quarter Ended June 30	Quarter Ended March 31
Total Investment Income	$18,808,643	$23,134,388	$23,776,907	$21,743,001
Net Investment Income	5,557,171	10,874,618	10,892,126	12,303,917
Net (Decrease) Increase in Net Assets resulting from Operations	(67,255,331)	(29,734,738)	10,036,020	20,820,400
Net Increase in Net Assets resulting from Net Investment Income, per common share, basic	$0.09	$0.18	$0.18	$0.21
Net Increase in Net Assets resulting from Net Investment Income, per common share, diluted(1)(2)	$0.09	$0.18	$0.18	$0.20
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, basic(1)	$(1.14)	$(0.50)	$0.17	$0.35
Net (Decrease) Increase in Net Assets resulting from Operations, per common share, diluted(1)(2)	$(1.14)	$(0.50)	$0.17	$0.32

____________

(1)   Aggregate of quarterly earnings per share differs from calculation of annual earnings per share for the year ended December 31, 2015 due to rounding.

(2)   Due to the anti-dilutive effect on the computation of diluted earnings per share, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as weighted average common shares outstanding adjustments for the dilutive effect of the Convertible Notes were excluded from the quarters ended December 31, 2015, September 30, 2015 and June 30, 2015.

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, ASU 2016-12 amended ASU 2014-09 and deferred the effective period to annual reporting periods beginning after December 15, 2017. Management has concluded that its revenues associated with financial instruments are scoped out of Topic 606 and ASU 2016-12 and the subsequent adoption of the standard would not impact the Company’s consolidated results of operation and financial condition.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance on January 1, 2018. ASU 2016-15 did not have a material impact on the Company’s consolidated results of operation and financial condition.

In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X were effective August 1, 2017. The Company adopted these amendments on September 30, 2017, and the adoption has not had a material impact on its consolidated financial statements.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 15. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance on January 1, 2018. Upon adoption of the standard, restricted cash will be included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows.

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

As a BDC, the Company is required to carry its investments at fair value as determined in good faith by or under the direction of its Board of Directors. Decreases in the fair values of the Company’s investments are recorded as unrealized depreciation. Depending on market conditions, the Company could incur substantial losses in future periods, which could have a material adverse impact on its business, financial condition and results of operations.

TICC CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

NOTE 18. SUBSEQUENT EVENTS

On February 22, 2018, our Board of Directors declared quarterly distributions to stockholders as follows:

Per Share Distribution Amount Declared	2018 Record Dates	2018 Payable Dates
$0.20	March 16, 2018	March 30, 2018

On February 5, 2018, the Board of Directors authorized a new program for the purpose of repurchasing up to $25 million worth of the Company’s common stock. Under this repurchase program, we may, but we are not obligated to, repurchase outstanding common stock in the open market from time to time through December 31, 2018 provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases will be conducted in accordance with the 1940 Act. From February 5, 2018 through February 27, 2018, the Company had repurchased 289,392 shares of its common stock under this repurchase program.

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

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting, which appears on page F-1 of this Form 10-K, is incorporated by reference herein.

(c) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Director Since	Term Expires
Interested Directors
Jonathan H. Cohen	52	Chief Executive Officer	2003	2018
Charles M. Royce	78	Director	2003	2020

Independent Directors
Steven P. Novak	70	Chairman of the Board of Directors	2003	2020
Richard W. Neu	61	Director	2016	2019
George Stelljes III	56	Director	2016	2018

Executive Officers
Saul B. Rosenthal	49	President and Chief Operating Officer
Bruce L. Rubin	58	Chief Financial Officer, Corporate Secretary and Treasurer
Gerald Cummins	62	Chief Compliance Officer
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

Charles M. Royce currently serves as chairman of the Board of Managers of Royce & Associates, LLC. Prior to 2017, Mr. Royce served as Chief Executive Officer of Royce & Associates, LLC since 1972. He also manages or co-manages eight of Royce & Associates, LLC’s open- and closed-end registered funds. Mr. Royce serves on the Board of Trustees of The Royce Funds. Mr. Royce’s history with us, familiarity with our investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as a member of our Board of Directors.

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

Richard W. Neu currently serves on the board of directors, including on the audit committee, the compensation committee and as a lead director, of Tempur Sealy International, Inc., a manufacturer of mattresses and bedding products. Mr. Neu also currently serves on the board of directors, as chair of the audit committee and as a member of the executive committee of Huntington Bancshares Incorporated, a bank holding company. Until the sale of the company in 2012, he was the lead director and a member of the audit committee and governance committee of Dollar Thrifty Automotive Group, Inc., a car rental business, having served as the chairman of the Dollar Thrifty board of directors from 2010 through 2011. Mr. Neu also served as a director of MCG Capital Corporation, a business development company, from 2007 until its sale in 2015, and during this period served as chairman of the board from 2009 to 2015 and as Chief Executive Officer from November 2011 to November 2012. Mr. Neu served from 1985 to 2004 as Chief Financial Officer of Charter One Financial, Inc., a major regional bank holding company, and a predecessor firm, and as a director of Charter One Financial, Inc. from 1992 to August 2004. Mr. Neu previously worked for KPMG as a senior audit manager. Mr. Neu received a B.B.A. from Eastern Michigan University with a major in accounting. Mr. Neu was selected to serve as a director on our board of directors due to his extensive knowledge and experience handling complex financial and operational issues through his service as both a director and executive officer of a variety of public companies.

George “Chip” Stelljes III is currently the managing partner of St. John’s Capital, LLC, a vehicle used to make private equity investments. From 2001 to 2013, Mr. Stelljes held various senior positions with the Gladstone Companies, including serving as the chief investment officer, president and a director of Gladstone Capital Corporation and Gladstone Investment Corporation, both of which are business development companies, of Gladstone Commercial Corporation, a real estate investment trust, and of their registered investment adviser, Gladstone Management Corporation. From 1999 to 2001, Mr. Stelljes was a managing member of Camden Partners, a private equity firm which finances high growth companies in communications, education, healthcare and business services sectors. From 1997 to 1999, Mr. Stelljes was a managing director and partner of Columbia Capital, a venture capital firm focused on investments in communications and information technology. From 1989 to 1997, Mr. Stelljes held various positions, including executive vice president and principal, with the Allied Capital companies. From 2001 through 2012, Mr. Stelljes served as a general partner and investment committee member of Patriot Capital and Patriot Capital II, which are private equity funds. Mr. Stelljes currently serves on the board of directors of Intrepid Capital Corporation, an asset management firm. Mr. Stelljes is also currently the chairman of the board of directors of The 504 Fund, a closed-end investment company that operates as an interval fund. He is also a former board member and regional president of the National Association of Small Business Investment Companies. Mr. Stelljes holds an MBA from the University of Virginia and a BA in Economics from Vanderbilt University. Mr. Stelljes was selected to serve as a director on our board of directors due to his more than twenty-five years of experience in the investment analysis, management, and advisory industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the year ended December 31, 2017 and written representations from certain reporting persons, we believe that during the year ended December 31, 2017 all Section 16(a) filing requirements applicable to our directors, executive officers, and 10.0% or greater stockholders were satisfied in a timely manner during the year ended December 31, 2017.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (the “code”) which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director and employee of TICC. Our code can be accessed via our website at http://www.ticc.com. We intend to disclose amendments to or waivers from a required provision of the code on Form 8-K. We intend to disclose any substantive amendments to, or waivers from, this code of ethics within four business days of the waiver or amendment through a posting on our website.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee operates pursuant to a charter approved by our Board of Directors, copy of which is available on our website at www.ticc.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings, and receiving the audit reports covering our financial statements. The Audit Committee is presently composed of five persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules promulgated by the NASDAQ Global Stock Market. Our Board of Directors has determined that Messrs. Novak and Neu are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. Messrs. Novak, Neu and Stelljes each meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, are each not an “interested person” of TICC as defined in Section 2(a)(19) of the 1940 Act. Mr. Neu currently serves as Chairman of the Audit Committee. The Audit Committee met on four occasions during 2017.

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

The compensation of our Chief Financial Officer and Corporate Secretary is paid by our administrator, BDC Partners, LLC, subject to reimbursement by us of an allocable portion of such compensation for services rendered by our Chief Financial Officer and Corporate Secretary to TICC. The allocable portion of such compensation that is reimbursed to BDC Partners, LLC by us is based on an estimate of the time spent by our Chief Financial Officer and Corporate Secretary and other administrative personnel in performing their respective duties for us in accordance with the Administration Agreement. For the fiscal year ended December 31, 2017, we accrued approximately $0.9 million for the allocable portion of compensation expenses incurred by BDC Partners, LLC on our behalf for our Chief Financial Officer and Chief Compliance Officer, our Treasurer and Controller, and other administrative support personnel, pursuant to our Administration Agreement with BDC Partners, LLC. Effective June 24, 2015, Gerald Cummins was named our Chief Compliance Officer. Mr. Cummins is a Director of Alaric Compliance Services, LLC, and performs his functions as our Chief Compliance Officer under the terms of an agreement between us and Alaric Compliance Services, LLC. For the fiscal year ended December 31, 2017, we accrued approximately $126,000 for the fees paid to Alaric Compliance Services, LLC.

Director Compensation

Each independent director receives an annual fee of $90,000. The Chairman of the Board of Directors receives an additional annual fee of $30,000 for his service as Chairman of the Board of Directors. In addition, the independent directors receive $4,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors meeting, $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Valuation Committee meeting, $1,500 plus reimbursement of reasonable out of-pocket expenses incurred in connection with attending each Audit Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Nominating and Corporate Governance Committee meeting, $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Compensation Committee meeting. The Chairman of the Audit Committee also receives an additional annual fee of $10,000 for his service as chair of the Audit Committee. The Chairman of the Valuation Committee also receives an additional annual fee of $7,500 for his service as chair of the Valuation Committee. The Chairman of the Nominating and Corporate Governance Committee also receives an additional annual fee of $5,000 for his service as chair of the Nominating and Corporate Governance Committee. The Chairman of the Compensation Committee also receives an additional annual fee of $5,000 for his service as chair of the Compensation Committee. No compensation was paid to directors who are interested persons of TICC as defined in the 1940 Act.

The following table sets forth compensation of our directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
Jonathan H. Cohen	—	—	—
Charles M. Royce	—	—	—
Independent Directors
Steven P. Novak(4)	$179,375	—	$179,375
G.Peter O’Brien(3)(4)	$70,790	—	$70,790
Tonia L. Pankopf(3)(4)	$70,790	—	$70,790
Richard W. Neu	$134,000	—	$134,000
George Stelljes III	$129,625	—	$129,625

____________

(1)   For a discussion of the independent directors’ compensation, see above.

(2)   We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

(3)   Mr. O’Brien and Ms. Pankopf resigned from the Board of Directors effective July 6, 2017.

(4)   Mr. Novak, Mr. O’Brien and Ms. Pankopf received $1,500 plus reimbursement of out of pocket expenses incurred in connection with attending each Special Committee meeting in January 2017. Mr. Novak received a prorated annual fee as the Chairman of the Special Committee of $8,333. The Special Committee was dissolved in February 2017.

Compensation Committee

The Compensation Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at www.ticc.com. The charter sets forth the responsibilities of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to our Board of Directors the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the Independent Directors, including the Chairman of the Board of Directors. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the board of directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the board of directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. The Compensation Committee is presently composed of three persons: Messrs. Novak, Neu and Stelljes, all of whom are considered independent under the rules of the NASDAQ Global Select Market and are not “interested persons” of TICC Capital Corp. as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Novak serves as Chairman of the Compensation Committee. The Compensation Committee met one time during 2017.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2017 none of the Company’s executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on the Compensation Committee of the Company or on the Board of Directors of the Company. No current or past executive officers of the Company or its affiliates serve on the Company’s Compensation Committee.

Compensation Committee Report

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 27, 2018, the beneficial ownership of each current director, the director nominees, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)
Interested Directors
Jonathan H. Cohen(3)	1,306,146		2.6%
Charles M. Royce(4)	1,206,547		2.4%

Independent Directors
Steven P. Novak(5)	30,540		*
Richard W. Neu	50,000		*
George Stelljes III	22,000		*

Executive Officers
Saul B. Rosenthal(3)	1,103,283		2.2%
Bruce L. Rubin(6)	8,900		*
Gerald Cummins	—		—
Executive Officers and Directors as a Group	3,726,888	(7)	7.3%

____________

*      Represents less than one percent

(1)   Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the information most recently available to us. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with regard to the present intent of the beneficial owners of our common stock listed in this table. Any fractional shares owned directly or beneficially have been rounded down for purposes of this table.

(2)   Based on a total of 51,190,017 shares of our common stock issued and outstanding on February 27, 2018.

(3)   Includes 528 shares held by BDC Partners, which may be deemed to be beneficially owned by Messrs. Cohen and Rosenthal by virtue of their ownership interests therein.

(4)   Mr. Royce may be deemed to beneficially own 912,333 shares held by Royce Family Investments, LLC and 294,214 shares held by Royce Family Fund, Inc. Mr. Royce disclaims beneficial ownership of any shares directly held by Royce Family Fund, Inc. The address for both of these entities is 745 Fifth Avenue, New York, New York 10151.

(5)   These shares are held by Mr. Novak’s spouse, which Mr. Novak may be deemed to beneficially own.

(6)   Mr. Rubin may be deemed to beneficially own 688 shares held by his children. Mr. Rubin disclaims beneficial ownership of any shares directly held by his children.

(7)   The 528 shares held by BDC Partners, described in footnote 3 above, are included in the number of shares held by each of Mr. Cohen and Mr. Rosenthal, but are only counted once in the total held by the executive officers and directors as a group.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of February 27, 2018.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jonathan H. Cohen	Over $100,000
Charles M. Royce	Over $100,000

Independent Directors
Steven P. Novak	Over $100,000
Richard W. Neu	Over $100,000
George Stelljes III	Over $100,000

____________

(1)   The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)   The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $6.08 on February 27, 2018 on the NASDAQ Global Select Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and December 31, 2016. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the years ended December 31, 2017 and December 31, 2016, the Company incurred the following fees for services provided by PricewaterhouseCoopers LLP, including expenses:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$1,334,094	$1,553,000
Audit-Related Fees	—	—
Tax Fees	61,500	61,500
All Other Fees	—	—
Total Fees:	$1,395,594	$1,614,500

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

During the year ended December 31, 2017, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

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

4.3

First Supplemental Indenture, dated April 12, 2017, relating to the 6.50% Notes due 2024, by and between the Registrant and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit d.6 to the Registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2 (File No. 333-202672), filed on April 12, 2017).

4.4	Form of Global Note with respect to the 6.50% Notes due 2024 (Incorporated by reference to Exhibit 4.3 hereto, and Exhibit A therein).

10.1	Investment Advisory Agreement between Registrant and TICC Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed on July 1, 2011).

10.2	Custodian Agreement between Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q, filed on November 6, 2014).

10.3

Amended and Restated Administration Agreement between Registrant and BDC Partners, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q filed on May 10, 2012).

10.4	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed on March 4, 2015).

10.14	TICC Management, LLC’s Fee Waiver Letter, dated March 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K, filed on March 10, 2016).

11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s report on Form 8-K, filed on March 2, 2017.)

21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organization. None.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

____________

*      Filed herewith.

c. Financial statement schedule

SCHEDULE 12-14

TICC CAPITAL CORP.
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Name of Issuer	Title of Issue or Nature of Indebtedness	Amount of Interest or Distributions Credited to Income(2)	Value as of December 31, 2016	Gross Additions(3)	Gross Reductions(4)	Change in Unrealized Gain	Value as of December 31, 2017
AFFILIATED INVESTMENT:
Unitek Global Systems, Inc.	Senior Secured Notes	$269.1	$2,665.1	$10.4	$—	$(10.4)	$2,665.1
	Subordinated Debt	113.1	677.8	108.8	—	—	786.6
	Common Stock(1)	—	864.2	150.0	—	2,034.1	3,048.3
	Series A Senior Preferred Equity(1)	—	—	2,762.4	—	510.3	3,272.7
	Series A Preferred Equity(1)		7,418.9			1,027.3	8,446.2
	Warrants(1)	—	—	—	—	—	—
Total Affiliated Investment		382.2	11,626.0	3,031.6	—	3,561.3	18,218.9
Total Control Investment		—	—	—	—	—	—
TOTAL CONTROL AND AFFILIATED INVESTMENTS		$382.2	$11,626.0	$3,031.6	$—	$3,561.3	$18,218.9

____________

(1)   Investment is non-income producing.

(2)   Represents the total amount of interest or distributions credited to income for the portion of the year an investment was an affiliate investment.

(3)   Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or distributions, the amortization of discounts and fees.

(4)   Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TICC CAPITAL CORP.

Date: March 1, 2018	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 1, 2018	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors

Date: March 1, 2018	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2018	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)

Date: March 1, 2018	/s/ Richard W. Neu
Richard W. Neu Director

Date: March 1, 2018	/s/ Charles M. Royce
Charles M. Royce Director

Date: March 1, 2018	/s/ George Stelljes III
George Stelljes III Director