Form 10-K/A
period 2017-12-31
TICC Capital Corp.
filed 2018-03-09
CIK 1259429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

TICC Capital Corp. (“TICC” or “the Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the purpose of correcting a typographical error in the PricewaterhouseCoopers LLP’s Report of Independent Registered Public Accounting Firm (“Auditor’s Report”) corresponding to the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TICC and its subsidiaries as of December 31, 2017 and December 31, 2016, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(c) of the 2017 Annual Report on Form 10-K (collectively referred to as the “consolidated financial statements”) and the Company's internal control over financial reporting as of December 31, 2017.

The typographical error that was corrected concerns the date of the Auditor’s Report. The auditors’ opinion on the Company’s consolidated financial statements, financial statement schedule, and internal control effectiveness remained unchanged. The Auditor’s Report was included in our 2017 Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Filing”). Except for the aforementioned correction to the Auditor’s Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of December 31, 2017 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.

This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 8 (as amended) of the 2017 Annual Report on Form 10-K (including our consolidated financial statements and the corrected Auditor’s Report), Item 15 of the 2017 Annual Report on Form 10-K, the signature page and the required certifications of TICC’s chief executive officer and the chief financial officer.

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

March 1, 2018

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

TICC CAPITAL CORP.

Date: March 9, 2018	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 9, 2018	/s/ Steven P. Novak
Steven P. Novak Chairman of the Board of Directors

Date: March 9, 2018	/s/ Jonathan H. Cohen
Jonathan H. Cohen Chief Executive Officer and Director (Principal Executive Officer)

Date: March 9, 2018	/s/ Bruce L. Rubin
Bruce L. Rubin Chief Financial Officer (Principal Accounting Officer)

Date: March 9, 2018	/s/ Richard W. Neu
Richard W. Neu Director

Date: March 9, 2018	/s/ Charles M. Royce
Charles M. Royce Director

Date: March 9, 2018	/s/ George Stelljes III
George Stelljes III Director