Form 10-Q
period 2018-03-31
Oxford Square Capital Corp.
filed 2018-05-02
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50398

OXFORD SQUARE CAPITAL CORP.

(Exact name of registrant as specified in its charter)

MARYLAND	20-0188736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 SOUND SHORE DRIVE, SUITE 255
GREENWICH, CONNECTICUT 06830

(Address of principal executive office)

(203) 983-5275

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 1, 2018 was 50,388,693.

OXFORD SQUARE CAPITAL CORP.

TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost: $412,283,070 @ 3/31/18; $418,990,080 @ 12/31/17)	$396,868,031	$400,223,439
Affiliated investments (cost: $10,561,529 @ 3/31/18; $10,528,740 @ 12/31/17)	17,378,006	18,218,787
Cash equivalents	48,805,440	30,013,842
Interest and distributions receivable	2,769,831	5,085,494
Securities sold not settled	1,656,745	—
Other assets	574,128	579,694
Total assets	$468,052,181	$454,121,256
LIABILITIES
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	$62,420,223	$62,340,159
Securities purchased not settled	18,611,209	—
Base management fee and net investment income incentive fee payable to affiliate	2,680,046	2,706,099
Accrued interest payable	11,621	11,621
Accrued expenses	519,872	644,735
Total liabilities	84,242,971	65,702,614
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 50,489,149 and 51,479,409 shares issued and outstanding, respectively	504,891	514,794
Capital in excess of par value	523,360,162	529,297,749
Distributions in excess of net investment income	(26,501,171)	(25,072,262)
Net unrealized depreciation on investments	(8,598,562)	(11,076,594)
Accumulated net realized losses on investments	(99,718,994)	(100,007,929)
Accumulated realized losses on extinguishment of debt	(5,237,116)	(5,237,116)
Total net assets	383,809,210	388,418,642
Total liabilities and net assets	$468,052,181	$454,121,256
Net asset value per common share	$7.60	$7.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.
 CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
March 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes

Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.88% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)	$5,571,750	$5,521,413	$5,395,293
Total Aerospace and Defense		$5,521,413	$5,395,293	1.4%

Business Services
Access CIG, LLC
second lien senior secured notes, 9.63% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(15)	$6,031,804	$6,040,973	$6,065,763

Convergint Technologies, LLC
second lien senior secured notes, 9.05% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)	1,500,000	1,492,664	1,507,500

Imagine! Print Solutions
second lien senior secured notes, 11.06% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)	15,000,000	14,825,178	13,650,000

Intralinks, Inc.
first lien senior secured notes, 5.88% (LIBOR + 4.00%), (1.00% floor) due November 10, 2024(4)(5)(15)	4,987,500	4,964,034	4,999,969
second lien senior secured notes, 9.88% (LIBOR + 8.00%), (1.00% floor) due November 14, 2025(4)(5)(6)(15)	10,560,000	10,496,328	10,665,600

Polycom, Inc.
second lien senior secured notes, 11.88% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(16)	13,000,000	12,765,498	13,000,000

Premiere Global Services, Inc.
senior secured notes, 8.29% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)	15,390,700	14,290,638	15,352,223
second lien senior secured notes, 11.20% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(16)	10,000,000	9,750,654	9,466,700
Total Business Services		$74,625,967	$74,707,755	19.5%

Consumer Services
Jackson Hewitt Tax Service, Inc.
first lien senior secured notes, 8.77% (LIBOR + 7.00%), (1.00% floor) due July 30, 2020(4)(5)(6)(14)(15)	$19,601,471	$19,341,755	$19,527,965
Total Consumer Services		$19,341,755	$19,527,965	5.1%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 6.63% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)	$15,145,140	$15,037,758	$15,220,866
Total Diversified Insurance		$15,037,758	$15,220,866	4.0%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 10.27% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 09, 2021(3)(4)(5)(6)(15)	$5,780,916	$5,729,181	$4,547,673
Total Education		$5,729,181	$4,547,673	1.2%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.19% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)	$1,500,000	$1,459,912	$1,485,000

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
senior secured notes, 6.38% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(16)	3,491,250	3,474,439	3,513,070
second lien senior secured notes, 10.38% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(16)	12,000,000	11,883,297	11,955,000
Total Financial Intermediaries		$16,817,648	$16,953,070	4.4%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.55% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(15)	$2,985,000	$2,930,804	$2,992,463
second lien senior secured notes, 11.55% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(6)(15)	10,000,000	9,813,479	10,050,000
Total Healthcare		$12,744,283	$13,042,463	3.4%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 10.81% (LIBOR + 8.50%), (1.00% floor) due January 13, 2019(4)(5)(15)	$2,638,748	$2,630,105	$2,665,135
Total IT Consulting		$2,630,105	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.38% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)	$10,573,496	$10,556,903	$10,338,870
Total Logistics		$10,556,903	$10,338,870	2.7%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.02% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)	$11,374,901	$11,304,646	$11,460,213
Total Printing and Publishing		$11,304,646	$11,460,213	3.0%

Software
ECI Software Solutions
second lien senior secured notes, 10.30% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(15)	$15,000,000	$14,904,472	$14,925,000
Help/Systems Holdings, Inc.
second lien senior secured notes, 10.05% (LIBOR + 7.75%), (1.00% floor) due March 27, 2026(4)(5)(15)	15,500,000	15,491,875	15,480,625
Total Software		$30,396,347	$30,405,625	7.9%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)

March 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)
Telecommunications Services
Birch Communications, Inc.
first lien senior secured notes, 8.96% (LIBOR + 7.25%), (1.00% floor) due July 17, 2020(4)(5)(6)(14)(15)	$20,867,475	$20,317,985	$20,606,632

Global Tel Link Corp
second lien senior secured notes, 10.55% (LIBOR + 8.25%), (1.25% floor) due November 23, 2020(4)(5)(15)	17,000,000	16,913,197	16,978,750
Total Telecommunication Services		$37,231,182	$37,585,382	9.8%
Total Senior Secured Notes		$241,937,188	$241,850,310	63.1%

Subordinated Debt

IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)	$808,619	$807,043	$816,705
Total IT Consulting		$807,043	$816,705	0.2%
Total Subordinated Debt		$807,043	$816,705	0.2%

Collateralized Loan Obligation - Debt Investments

Structured Finance
Jamestown CLO V Ltd.
CLO secured class F notes, 7.58% (LIBOR + 5.85%), due January 17, 2027(4)(5)(11)(12)(15)	$4,000,000	$3,326,914	$3,513,200
Total Structured Finance		$3,326,914	$3,513,200	0.9%
Total Collateralized Loan Obligation - Debt Investments		$3,326,914	$3,513,200	0.9%

Collateralized Loan Obligation - Equity Investments

Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 4.16% due October 30, 2023(9)(11)(12)(17)	$6,000,000	$3,727,500	$3,300,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 15.30% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,689,801	6,202,286

Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 0.00% due April 15, 2025(9)(10)(11)(12)(17)	17,630,000	2,203,459	352,600

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 26.19% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,955,239	6,346,305

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield -0.49% due December 20, 2023(9)(10)(11)(12)(17)	23,000,000	5,714,605	2,760,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 13.90% due March 09, 2025(9)(11)(12)(17)	18,000,000	13,694,781	12,600,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 14.40% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,090,870	7,315,000

CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 14, 2024(9)(10)(11)(12)(17)	12,750,000	4,867	-

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 10.06% due July 22, 2026(9)(11)(12)(17)	10,000,000	6,798,373	5,800,000

Galaxy XVII CLO, Ltd.
CLO subordinated notes, estimated yield 25.27% due July 15, 2026(9)(11)(12)(17)	2,000,000	906,470	963,944

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 11.23% due April 25, 2025(9)(11)(12)(17)	4,670,000	2,581,084	2,475,100

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield 2.69% due October 18, 2026(9)(11)(12)(17)	5,000,000	2,586,042	1,350,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 18.00% due October 20, 2029(9)(11)(12)(17)	10,800,000	8,977,708	7,814,379

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 2.98% due January 17, 2027(9)(11)(12)(17)	8,000,000	4,803,652	2,800,000

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 12.68% due January 15, 2026(9)(11)(12)(17)	14,200,000	6,594,779	4,828,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.81% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,331,932	6,073,200

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 17.64% due October 25, 2026(9)(11)(12)(17)	3,000,000	1,849,725	1,830,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 16.68% due April 21, 2031(9)(11)(12)(17)	6,000,000	4,262,606	4,680,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 14.26% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,766,285	8,379,718

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)

March 31, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation - Equity Investments (continued)

Structured Finance - (continued)
Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 21.74% due January 17, 2030(9)(11)(12)(17)	$11,350,000	$7,548,905	$7,624,573

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 27.67% due April 17, 2025(9)(11)(12)(17)	28,500,000	19,515,058	19,095,000

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 17.33% due August 28, 2029(9)(11)(12)(17)	5,250,000	3,311,040	2,887,500

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 19.86% due July 15, 2026(9)(11)(12)(17)	6,200,000	4,354,962	4,096,060

Venture XXIV CLO, Ltd.
CLO subordinated notes, estimated yield 16.96% due October 20, 2028(9)(11)(12)(17)	3,750,000	3,392,301	3,487,500

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 17.42% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,912,700	11,184,250

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 23.83% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,541,486	6,290,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 9.23% due January 15, 2024(9)(11)(12)(17)	7,500,000	4,723,844	3,990,781

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 23.20% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,183,999	8,610,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	1,033,460
Total Structured Finance		$169,149,073	$154,169,656	40.2%
Total Collateralized Loan Obligation - Equity Investments		$169,149,073	$154,169,656	40.2%

Common Stock
IT Consulting
Unitek Global Services
common equity(7)	1,244,188	$684,960	$1,741,863
Total IT Consulting		$684,960	$1,741,863	0.5%
Total Common Stock		$684,960	$1,741,863	0.5%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Equity(7)	3,002,455	$2,762,421	$3,422,798
Series A Preferred Equity(7)	5,706,866	3,677,000	8,731,505
Total IT Consulting		$6,439,421	$12,154,303	3.2%
Total Preferred Equity		$6,439,421	$12,154,303	3.2%

Warrants
IT Consulting
Unitek Global Services, Inc.
Warrants to purchase common stock(7)	159,795	$-	$-
Total IT Consulting		$-	$-	0.0%
Total Warrants		$-	$-	0.0%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a "Ai Squared")
Earnout payments(7)(18)		500,000	-
Total Software		$500,000	$-	0.0%
Total Other Investments		$500,000	$-	0.0%

Total Investments in Securities(8)		$422,844,599	$414,246,037	108.1%

Cash Equivalents
First American Government Obligations Fund(19)		$48,805,440	$48,805,440
Total Cash Equivalents		$48,805,440	$48,805,440	12.7%
Total Investments in Securities and Cash Equivalents		$471,650,039	$463,051,477	120.8%

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)

March 31, 2018

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,589,535 of principal amount of debt investments which contain a PIK provision at March 31, 2018.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $18,948,302; aggregate gross unrealized depreciation for federal income tax purposes is $71,680,596. Net unrealized depreciation is $52,732,294 based upon a tax cost basis of $466,978,331.
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, the Company held qualifying assets that represented 64.9% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(17)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(18)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(19)	Represents cash equivalents held in money market accounts as of March 31, 2018.
(20)	The fair value of the investment was determined using significant unobservable inputs. See “Note 4. Fair Value.”

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 6.70% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(15)	$5,586,000	$5,534,900	$5,399,819
Total Aerospace and Defense		$5,534,900	$5,399,819	1.4%

Business Services
Imagine! Print Solutions
second lien senior secured notes, 10.45% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(15)	$15,000,000	$14,815,027	$14,400,000

Intralinks, Inc.
first lien senior secured notes, 5.70% (LIBOR + 4.00%), (1.00% floor) due November 14, 2024(4)(5)(15)	5,000,000	4,975,253	4,968,750
second lien senior secured notes, 9.70% (LIBOR + 8.00%), (1.00% floor) due November 14, 2025(4)(5)(6)(15)	10,560,000	10,492,764	10,494,000

Polycom, Inc.
second lien senior secured notes, 11.52% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(16)	13,000,000	12,759,617	12,983,750

Premiere Global Services, Inc.
senior secured notes, 7.90% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)	15,605,055	14,450,063	15,312,460
second lien senior secured notes, 10.85% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(16)	10,000,000	9,739,241	9,341,700
Total Business Services		$67,231,965	$67,500,660	17.4%

Consumer Services
Jackson Hewitt Tax Service, Inc.
first lien senior secured notes, 8.38% (LIBOR + 7.00%), (1.00% floor) due July 30, 2020(4)(5)(6)(15)	$19,601,471	$19,318,775	$19,282,947
Total Consumer Services		$19,318,775	$19,282,947	4.9%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 6.32% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)	$15,408,145	$15,294,886	$15,177,023
Total Diversified Insurance		$15,294,886	$15,177,023	3.9%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 7.88% (LIBOR + 4.50%), (1.00% floor) Cash, 2.00% PIK due June 10, 2019(3)(4)(5)(6)(15)	$5,765,441	$5,745,684	$4,473,002
Total Education		$5,745,684	$4,473,002	1.2%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 11.89% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)	$1,500,000	$1,458,866	$1,492,515

Lighthouse Network
senior secured notes, 6.07% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(16)	$3,500,000	$3,482,683	$3,506,580
second lien senior secured notes, 10.07% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(16)	12,000,000	11,880,523	11,940,000
Total Financial Intermediaries		$16,822,072	$16,939,095	4.4%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.94% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(15)	$2,992,500	$2,935,933	$3,003,722
second lien senior secured notes, 10.94% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(6)(15)	10,000,000	9,805,957	9,950,000
Total Healthcare		$12,741,890	$12,953,722	3.3%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 10.20% (LIBOR + 8.50%), (1.00% floor) due January 13, 2019(4)(5)(15)	$2,638,748	$2,627,442	$2,665,135
Total IT Consulting		$2,627,442	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.07% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)	$10,573,496	$10,555,951	$10,406,118
Total Logistics		$10,555,951	$10,406,118	2.7%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 6.63% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)	$11,374,901	$11,300,971	$11,431,776
Total Printing and Publishing		$11,300,971	$11,431,776	2.9%

Software
ECI Software Solutions
second lien senior secured notes, 9.69% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(15)	$15,000,000	$14,898,256	$14,925,000
Help/Systems Holdings, Inc.
second lien senior secured notes, 11.19% (LIBOR + 9.50%), (1.00% floor) due October 8, 2022(4)(5)(15)	10,000,000	9,719,036	9,841,700
Total Software		$24,617,292	$24,766,700	6.4%

Telecommunications Services
Aricent Technologies, Inc.
second lien senior secured notes, 9.97% (LIBOR + 8.50%), (1.00% floor) due April 14, 2022(4)(5)(16)	$14,000,000	$14,007,813	$14,077,000

Birch Communications, Inc.
first lien senior secured notes, 8.60% (LIBOR + 7.25%), (1.00% floor) due July 17, 2020(4)(5)(6)(14)(15)	21,171,285	20,571,906	20,112,721

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)
Telecommunications Services (continued)
Global Tel Link Corp
second lien senior secured notes, 9.94% (LIBOR + 8.25%), (1.25% floor) due November 23, 2020(4)(5)(15)	17,000,000	16,906,033	16,978,750

Total Telecommunication Services		$51,485,752	$51,168,471	13.2%
Total Senior Secured Notes		$243,277,580	$242,164,468	62.4%

Subordinated Debt
IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)	$778,766	$776,917	$786,554
Total IT Consulting		$776,917	$786,554	0.2%
Total Subordinated Debt		$776,917	$786,554	0.2%

Collateralized Loan Obligation - Debt Investments
Structured Finance
Catamaran CLO 2012-1 Ltd.
CLO secured class F notes, 7.88% (LIBOR + 6.25%), due December 20, 2023(4)(5)(11)(12)(15)	$1,250,000	$1,185,390	$1,250,000

Jamestown CLO V Ltd.
CLO secured class F notes, 7.20% (LIBOR + 5.85%), due January 17, 2027(4)(5)(11)(12)(15)	4,000,000	3,308,060	3,470,000
Total Structured Finance		$4,493,450	$4,720,000	1.2%
Total Collateralized Loan Obligation - Debt Investments		$4,493,450	$4,720,000	1.2%

Collateralized Loan Obligation - Equity Investments
Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 5.02% due October 30, 2023(9)(11)(12)(17)	$6,000,000	$3,677,571	$3,180,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 15.85% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,771,090	6,848,357

Ares XXV CLO Ltd.
CLO subordinated notes, estimated yield 0.00% due January 17, 2024(9)(10)(11)(12)(17)	15,500,000	317,125	-

Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 0.60% due April 15, 2025(9)(11)(12)(17)	17,630,000	3,939,835	1,969,952

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 21.86% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,714,900	6,485,378

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield -3.04% due December 20, 2023(9)(11)(12)(17)	23,000,000	9,100,628	4,140,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 14.01% due March 09, 2025(9)(11)(12)(17)	18,000,000	13,720,760	13,320,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.91% due October 20, 2028(9)(11)(12)(17)	7,700,000	6,979,156	6,776,000

CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 14, 2024(9)(10)(11)(12)(17)	12,750,000	213,307	223,125

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 11.67% due July 22, 2026(9)(11)(12)(17)	10,000,000	6,865,057	6,200,000

Galaxy XVII CLO, Ltd.
CLO subordinated notes, estimated yield 35.05% due July 15, 2026(9)(11)(12)(17)	2,000,000	887,235	815,304

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 12.95% due April 25, 2025(9)(11)(12)(17)	4,670,000	2,567,366	2,521,800

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -4.73% due October 18, 2026(9)(11)(12)(17)	5,000,000	2,710,747	1,500,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 17.49% due October 20, 2029(9)(11)(12)(17)	10,800,000	8,973,086	8,053,212

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 9.42% due January 17, 2027(9)(11)(12)(17)	8,000,000	4,841,345	2,880,000
KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 19.78% due January 15, 2026(9)(11)(12)(17)	14,200,000	6,731,819	5,254,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.35% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,300,799	6,127,425

Mountain Hawk III CLO, Ltd.
CLO M notes due April 18, 2025(11)(12)(13)	2,389,676	-	73,526

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 20.45% due October 25, 2026(9)(11)(12)(17)	3,000,000	1,834,823	1,920,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 21.88% due August 21, 2026(9)(11)(12)(17)	6,000,000	4,309,580	4,320,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation - Equity Investments - (continued)
Structured Finance - (continued)

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 17.45% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,548,557	8,090,762

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 30.14% due July 17, 2024(9)(11)(12)(17)	11,350,000	7,468,980	6,810,000

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 19.95% due April 17, 2025(9)(11)(12)(17)	28,500,000	18,258,468	16,267,667

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 17.23% due August 28, 2029(9)(11)(12)(17)	5,250,000	3,324,796	2,835,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 19.92% due July 15, 2026(9)(11)(12)(17)	6,200,000	4,196,382	3,919,298

Venture XXIV CLO, Ltd.
CLO subordinated notes, estimated yield 15.98% due October 20, 2028(9)(11)(12)(17)	3,750,000	3,331,706	3,375,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 17.01% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,931,713	11,319,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 27.80% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,472,541	6,290,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 13.19% due January 15, 2024(9)(11)(12)(17)	7,500,000	4,823,259	4,105,937

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 21.30% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,408,861	9,030,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	1,353,363
Total Structured Finance		$173,346,492	$156,004,106	40.2%
Total Collateralized Loan Obligation - Equity Investments		$173,346,492	$156,004,106	40.2%

Common Stock
IT Consulting
Unitek Global Services
common equity(7)	1,244,188	$684,960	$3,048,261
Total IT Consulting		$684,960	$3,048,261	0.8%
Total Common Stock		$684,960	$3,048,261	0.8%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Equity(7)	3,002,455	$2,762,421	$3,272,675
Series A Preferred Equity(7)	5,706,866	3,677,000	8,446,162
Total IT Consulting		$6,439,421	$11,718,837	3.0%
Total Preferred Equity		$6,439,421	$11,718,837	3.0%

Warrants
IT Consulting
Unitek Global Services, Inc.
Warrants to purchase common stock(7)	159,795	$-	$-
Total IT Consulting		$-	$-	0.0%
Total Warrants		$-	$-	0.0%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a "Ai Squared")
Earnout payments(7)(18)		500,000	-
Total Software		$500,000	$-	0.0%
Total Other Investments		$500,000	$-	0.0%

Total Investments in Securities(8)		$429,518,820	$418,442,226	107.8%

Cash Equivalents
First American Government Obligations Fund(19)		$30,013,842	$30,013,842
Total Cash Equivalents		$30,013,842	$30,013,842	7.7%
Total Investments in Securities and Cash Equivalents		$459,532,662	$448,456,068	115.5%

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)

December 31, 2017

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

(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $6,544,207 of principal amount of debt investments which contain a PIK provision at December 31, 2017.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $19,352,263; aggregate gross unrealized depreciation for federal income tax purposes is $55,593,978. Net unrealized depreciation is $36,247,715 based upon a tax cost basis of $454,683,941.
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of 2017, the Company held qualifying assets that represented 64.6% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(17)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(18)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(19)	Represents cash equivalents held in money market accounts as of December 31, 2017.
(20)	The fair value of the investment was determined using significant unobservable inputs. See “Note 4. Fair Value.”

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$5,821,737	$7,072,207
Income from securitization vehicles and investments	6,802,864	8,569,603
Other income	621,983	741,489
Total investment income from non-affiliated investments	13,246,584	16,383,299
From affiliated investments:
Interest income – debt investments	100,216	82,181
Total investment income from affiliated investments	100,216	82,181
Total investment income	13,346,800	16,465,480
EXPENSES
Base management fees	1,679,814	2,270,002
Interest expense	1,126,080	3,305,583
Compensation expense	260,089	235,034
Professional fees	156,918	752,393
General and administrative	400,571	565,746
Total expenses before incentive fees	3,623,472	7,128,758
Net investment income incentive fees	1,000,232	1,053,480
Capital gains incentive fees	—	—
Total incentive fees	1,000,232	1,053,480
Total expenses	4,623,704	8,182,238
Net investment income	8,723,096	8,283,242
Net change in unrealized appreciation/depreciation on investments
Non-Affiliate investments	3,351,602	9,259,285
Affiliated investments	(873,570)	388,773
Total net change in unrealized appreciation/depreciation on investments	2,478,032	9,648,058
Net realized gains/(losses)
Non-Affiliated investments	288,935	(5,468,671)
Extinguishment of debt	—	(408,670)
Total net realized gains/(losses)	288,935	(5,877,341)
Net increase in net assets resulting from operations	$11,490,063	$12,053,959
Net increase in net assets resulting from net investment income per common share (Basic and Diluted)	$0.17	$0.16
Net increase in net assets resulting from operations per common share (Basic and Diluted)	$0.22	$0.23
Weighted average shares of common stock outstanding:
Basic	51,200,060	51,479,409
Diluted	51,200,060	59,727,707
Distributions per share	$0.20	$0.20

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(unaudited)
Increase in net assets from operations:
Net investment income	$8,723,096	$30,726,730
Net change in unrealized appreciation/depreciation on investments	2,478,032	23,040,171
Net realized gains/(losses)	288,935	(10,157,230)
Net increase in net assets resulting from operations	11,490,063	43,609,671
Distributions to stockholders
Distributions from net investment income	(10,152,005)	(33,752,176)
Tax return of capital distributions	—	(7,431,351)
Total distributions to stockholders	(10,152,005)	(41,183,527)

Capital share transactions:
Repurchase of common stock	(5,947,490)	—
Net decrease in net assets from capital share transactions	(5,947,490)	—
Total (decrease)/increase in net assets	(4,609,432)	2,426,144
Net assets at beginning of period	388,418,642	385,992,498
Net assets at end of period (including over distributed net investment income of $26,501,171 and $25,072,262, respectively)	$383,809,210	$388,418,642
Capital share activity:
Shares repurchased	(990,260)	—
Net decrease in capital share activity	(990,260)	—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$11,490,063	$12,053,959
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(198,239)	(310,021)
Accretion of discount on notes payable and deferred debt issuance costs	80,070	245,114
Increase in investments due to PIK	(59,321)	(56,219)
Payment of original discount on TICC CLO 2012-1 LLC		(303,690)
Purchases of investments	(6,060,373)	(44,607,038)
Repayments of principal	24,887,326	51,617,066
Proceeds from the sale of investments	1,412,943	76,528,229
Net realized (gains)/losses	(288,935)	5,877,341
Reductions to CLO equity cost value	3,930,990	12,097,162
Net change in unrealized appreciation/depreciation on investments	(2,478,032)	(9,648,058)
Decrease in interest and distributions receivable	2,315,663	1,479,666
Decrease (increase) in other assets	9,854	(124,882)
Decrease in accrued interest payable	—	1,664,858
Decrease in base management fee and net investment income incentive fee payable	(26,053)	(349,899)
Decrease in accrued expenses	(124,863)	(134,041)
Net cash provided by operating activities	34,891,093	106,029,547
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid	(10,152,005)	(10,295,881)
Repurchase of common stock	(5,947,490)	—
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	—	(24,183,065)
Net cash used in financing activities	(16,099,495)	(34,478,946)
Net increase in cash and cash equivalents	18,791,598	71,550,601
Cash, cash equivalents and restricted cash, beginning of period	30,013,842	11,713,334
Cash, cash equivalents and restricted cash, end of period	$48,805,440	$83,263,935

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,046,016	$1,395,611

NON-CASH ACTIVITIES
Securities sold not settled	$1,656,745	$4,706,274
Securities purchased not settled	$18,611,209	$2,960,000

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiaries, the “Company”), formerly TICC Capital Corp., are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

NOTE 2. ORGANIZATION

Effective March 19, 2018, TICC Capital Corp. changed its name to Oxford Square Capital Corp. The Company made this change in order to more closely align the branding of the Company with its affiliated funds. OXSQ was incorporated under the General Corporation Laws of the State of Maryland on July 21, 2003 and is a non-diversified, closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to maximize its total return, by investing primarily in corporate debt securities.

The Company’s investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), formerly TICC Management, LLC. Oxford Square Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), formerly BDC Partners, LLC, its managing member and a related party, and Charles M. Royce, a member of the Company’s Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Under the investment advisory agreement with Oxford Square Management (the “Investment Advisory Agreement”), the Company has agreed to pay Oxford Square Management an annual base management fee based on its gross assets as well as an incentive fee based on its performance. For further details please refer to “Note 7. Related Party Transactions.”

The Company’s consolidated operations include the activities of its wholly-owned subsidiary, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”) for the periods during which it was held. TICC CLO 2012-1 was formed for the purpose of enabling the Company to obtain debt financing and is operated solely for the investment activities of the Company, and the Company had substantial equity at risk. TICC CLO 2012-1 ceased operations on August 25, 2017. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. Refer to “Note 6. Borrowings” for additional information on the Company’s borrowings.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TICC CLO 2012-1 for the periods during which it was held. All inter-company accounts and transactions have been eliminated in consolidation.

The Company follows the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. Certain prior period figures have been reclassified from those originally published in quarterly and annual reports to conform to the current period presentation for comparative purposes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. TICC CLO 2012-1 would have been considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owned all of the equity in this entity and controlled the decision making power that drove its economic performance. Accordingly, the Company consolidated TICC CLO 2012-1 in its financial statements, for the periods which it was held, and follows the accounting and reporting guidance in ASC 946-810.

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

Restricted cash represents the cash held by the trustee of the 2012 Securitization Issuer. The amounts were held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and were not available for general corporate purposes. There was no restricted cash as of March 31, 2018 and December 31, 2017 as TICC CLO 2012-1 effectively ceased operations on August 25, 2017.

INVESTMENT VALUATION

The Company measures its investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. Estimates made in the preparation of the Company’s consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. The Company believes that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Company makes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of March 31, 2018.

The Board determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, the Company has engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although the Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the Consolidated Statements of Operations as Net Change in Unrealized Appreciation/Depreciation on Investments.

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management prepares an analysis of each syndicated loan, including a financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Collateralized Loan Obligations — Debt and Equity

The Company has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. The Company also considers those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by the Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of OXSQ’s bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on the Company’s behalf, additional third-party valuations with respect to the Company’s bilateral portfolio securities, syndicated loan investments, and CLO investment vehicles. The Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of March 31, 2018 and as of December 31, 2017, the Company had no investments that were on non-accrual status.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

The Company has debt investments in its portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point the Company believes PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized.

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

Other Income

Other income includes prepayment, amendment, and other fees earned by the Company’s loan investments, distributions from fee letters and success fees associated with portfolio investments. Distributions from fee letters are an enhancement to the return on a CLO equity investment and are based upon a percentage of the collateral manager’s fees, and are recorded as other income when earned. The Company may also earn success fees associated with its investments in certain securitization vehicles or CLO warehouse facilities, which are contingent upon a repayment of the warehouse by a permanent CLO securitization structure; such fees are earned and recognized when the repayment is completed.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s consolidated financial statements. Upon early termination of debt, or a credit facility, the remaining balance of unamortized fees related to such debt is accelerated into realized losses on extinguishment of debt on the Company’s statement of operations. Deferred offering costs are presented on the balance sheet as a direct deduction from the related debt liability.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

SHARE REPURCHASES

From time to time, the Board may authorize a share repurchase program under which shares are purchased in open market transactions. Since the Company is incorporated in the State of Maryland, state law requires share repurchases to be accounted for as a share retirement. The cost of repurchased shares is charged against capital on the settlement date.

SECURITIES TRANSACTIONS

Securities transactions are recorded on trade date. Realized gains and losses on investments sold are recorded on the basis of specific identification. Distributions received on CLO equity investments which were optionally redeemed for which the cost basis has been reduced to zero are recorded as realized gains. An optional redemption feature of a CLO allows a majority of the holders of the equity securities issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the secured notes issued by the CLO with proceeds of either the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the secured debt issued by the CLO prior to the stated maturity of such debt.

U.S. FEDERAL INCOME TAXES

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, to not be subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify for RIC tax treatment, the Company is required to distribute at least 90% of its investment company taxable income annually, meet diversification requirements quarterly and file Form 1120-RIC, as defined by the Code.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through March 31, 2018, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2018 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at March 31, 2018 and December 31, 2017, was approximately $466,978,331 and $454,683,941, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force) (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance as of January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance as of January 1, 2018 and upon adoption of the standard, restricted cash was included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows for the three months ended March 31, 2018 and 2017. The Company did not hold any restricted cash as of March 31, 2018.

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of March 31, 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$241.9	$241.9
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	3.5	3.5
CLO Equity	—	—	154.2	154.2
Equity and Other Investments	—	—	13.9	13.9
Total Investments at fair value	—	—	$414.2	$414.2
Cash equivalents	48.8	—	—	48.8
Total assets at fair value	$48.8	$—	$414.2	463.0

(1) Totals may not sum due to rounding

The Company’s assets measured at fair value on a recurring basis at December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$242.2	$242.2
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	4.7	4.7
CLO Equity	—	—	156.0	156.0
Equity and Other Investments	—	—	14.7	14.7
Total Investments at fair value	—	—	418.4	418.4
Cash equivalents	30.0	—	—	30.0
Total assets at fair value	$30.0	$—	$418.4	$448.4

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2018 and December 31, 2017, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of March 31, 2018	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)	Impact to Fair Value from an Increase in Input(8)
Senior Secured Notes	$175.7	Market quotes	NBIB(1)	78.7% – 100.8% / 98.0%	NA
	63.5	Recent transactions	Actual trade/payoff(6)	99.5% – 101.0% / 99.9%	NA
	2.7	Enterprise value(7) / Discounted cash flow	Market multiples(2) / Discount rate (3)	5.5x – 6.0x / ncm(4) 6.9% – 8.2%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(7) / Discounted cash flow	Market multiples(2) / Discount rate (3)	5.5x – 6.0x / ncm(4) 6.9% – 10.3%/ncm(4)	Increase Decrease
CLO Debt	3.5	Market quotes	NBIB(1)	87.8% / ncm(4)	NA
CLO Equity	127.8	Market quotes	NBIB(1)	2.0% – 112.0% / 52.3%	NA
	1.0	Discounted cash flow(5)	Discount rate(3)(5)	11.4% – 14.8% / 14.6%	Decrease
	25.3	Recent transactions	Actual trade/payoff(6)	48.0% – 67.0% / 61.1%	N/A
Equity Shares	13.9	Enterprise value(7) / Discounted cash flow	EBITDA(2) / Market multiples(2)	$41.1 / ncm(4) 5.5x – 6.0x / ncm(4)	Increase Increase
Other investments	—	Other	NA	NA	NA
Total Fair Value for Level 3 Investments	$414.2

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

(5) The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

(6) Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.

(7) For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.

(8) Weighted averages are calculated based on fair value of investments.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(8)	Impact to Fair Value from an Increase in Input(8)
Senior Secured Notes	$214.9	Market quotes	NBIB(1)	77.6% – 100.6% / 98.1%	NA
	1.5	Yield Analysis	Discount Margin	10.8%/ncm(4)	Decrease
	23.1	Recent transactions	Actual trade/payoff(6)	95.0% – 100.4% / 95.7%	NA
	2.7	Enterprise value(7) / Discounted cash flow	Market multiples(2) / Discount rate (3)	5.5x – 6.0x / ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(7) / Discounted cash flow	Market multiples(2) / Discount rate (3)	5.5x – 6.0x / ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
CLO Debt	4.7	Market quotes	NBIB(1)	86.8% – 100.0% / 89.9%	NA
CLO Equity	154.6	Market quotes	NBIB(1)	1.8% – 113.0% / 51.3%	NA
	1.4	Discounted cash flow(5)	Discount rate(3)(5)	11.5% – 27.6% / 15.4%	Decrease
Equity Shares	14.7	Enterprise value(7) / Discounted cash flow	EBITDA(2) / Market multiple (3)	$41.6 / ncm(4) 5.5x – 6.0x / ncm(4)	Increase Decrease
Other investments	—	Other	NA	NA	NA
Total Fair Value for Level 3 Investments	$418.4

(1)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(2)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(3)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(4)	The calculation of weighted average for a range of values, for multiple investments within a given asset category, is not considered to provide a meaningful representation (“ncm”).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

(5)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(6)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(7)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that we provide to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(8)	Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2018 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$62,420	$65,875	$—	$65,875	$—
Total	$62,420	$65,875	$—	$65,875	$—

(1)	Carrying value is net of deferred debt issuance costs, which totaled approximately $2.0 million as of March 31, 2018.
(2)	Fair value is based upon the closing price on the last day of the period. The 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) are listed on the NASDAQ Global Select Market (trading symbol OXSQL).

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value(1)	Fair Value(2)	Level 1	Level 2	Level 3
6.50% Unsecured Notes	$62,340	$66,546	$—	$66,546	$—
Total	$62,340	$66,546	$—	$66,546	$—

(1)	Carrying value is net of deferred debt issuance costs, which totaled approximately $2.0 million as of December 31, 2017.
(2)	Fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL).

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

A reconciliation of the fair value of investments for the three months ended March 31, 2018 and for the year ended December 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2017	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Realized gains (losses) included in earnings	0.2	—	0.1	(0.1)	0.1	0.3
Unrealized appreciation (depreciation) included in earnings	1.0	—	—	2.4	(0.9)	2.5
Accretion of discount	0.2	—	—	—	—	0.2
Purchases	24.7	—	—	—	—	24.7
Repayments and Sales	(26.5)	—	(1.3)	(0.2)	—	(28.0)
Reductions to CLO equity cost value(1)	—	—	—	(3.9)	—	(3.9)
Payment-in-Kind income	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at March 31, 2018(2)	$241.9	$0.8	$3.5	$154.2	$13.9	$414.2
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(1)(2)	$1.2	$—	$—	$2.1	$(0.9)	$2.5

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $10.7 million and the effective yield interest income of approximately $6.8 million.
(2)	Totals may not sum due to rounding.

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized (losses) gains included in earnings	2.4	—	0.2	(12.1)	2.5	(7.0)
Unrealized appreciation included in earnings	11.3	0.1	0.3	10.5	0.8	23.0
Accretion of discount	1.0	—	—	—	—	1.0
Purchases	94.3	—	4.5	107.0	3.0	208.8
Repayments and Sales	(235.4)	—	(3.0)	(113.1)	(4.2)	(355.7)
Reductions to CLO equity cost value(1)	—	—	—	(37.1)	—	(37.1)
Payment-in-Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2017(2)	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(2)	$4.5	$—	$0.3	$(4.1)	$3.2	$4.0

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.
(2)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 4. FAIR VALUE  – (continued)

The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$241.9	58.4%	$242.2	57.9%
Subordinated Debt	0.8	0.2%	0.8	0.2%
CLO Debt	3.5	0.8%	4.7	1.1%
CLO Equity	154.2	37.2%	156.0	37.3%
Equity and Other Investments	13.9	3.4%	14.8	3.5%
Total(1)	$414.2	100.0%	$418.4	100.0%

(1) Totals may not sum due to rounding.

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of March 31, 2018 and December 31, 2017, respectively, cash, cash equivalents and restricted cash were as follows:

	March 31, 2018	December 31, 2017
Cash	$—	$—
Cash Equivalents	48,805,440	30,013,842
Total Cash and Cash Equivalents	$48,805,440	$30,013,842
Restricted Cash	$—	$—

For further details regarding the composition of cash, cash equivalents and restricted cash refer to Note 3 — “Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 693.2%.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 6. BORROWINGS  – (continued)

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of March 31, 2018 and December 31, 2017. Fair values of the Company’s notes payable are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL).

	As of
	March 31, 2018			December 31, 2017
($ in thousands)	Principal Amount	Carrying Value(1)	Fair Value	Principal Amount	Carrying Value(1)	Fair Value
6.50% Unsecured Notes(1)	$64,370	$62,420	$65,875	$64,370	$62,340	$66,546
Total	$64,370	$62,420	$65,875	$64,370	$62,340	$66,546

(1) Represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of March 31, 2018 and December 31, 2017, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes was approximately $2.0 million.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2018 were 6.50% and 6.0 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

The table below summarizes the components of interest expense for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$—	$80.1	$1,126.1
Total	$1,046.0	$—	$80.1	$1,126.1

	Three Months Ended March 31, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$381.8	$15.8	$—	$397.6
TICC CLO 2012-1 LLC Class B-1 Notes	223.7	13.4	—	237.1
TICC CLO 2012-1 LLC Class C-1 Notes	329.2	22.5	—	351.7
TICC CLO 2012-1 LLC Class D-1 Notes	353.1	25.3	—	378.4
TICC CLO 2012-1 amortization of deferred debt	—	—	42.6	42.6
Convertible Notes	1,772.7	—	125.5	1,898.2
Total	$3,060.5	$77.0	$168.1	$3,305.6

6.50% Unsecured Notes Due 2024

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2018 was approximately $11,600. As of March 31, 2018, the Company had unamortized deferred debt issuance costs of approximately $2.0 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended March 31, 2018 were approximately $1.0 million and 7.09%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 6. BORROWINGS  – (continued)

Notes Payable — Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of convertible notes (the “Convertible Notes”), and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes are convertible into shares of OXSQ’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes will be reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeds $0.29 cents per share, subject to adjustment. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. On November 1, 2017, the Convertible Notes matured and were repaid in full (approximately $94.5 million) in accordance with their terms.

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 from repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the statement of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in the statement of operations to conform with the current period presentation for comparative purposes. The effective annualized interest rate for the three months ended March 31, 2017 was 8.14%. There was no cash paid for interest for the three months ended March 31, 2017.

Notes Payable — TICC CLO 2012-1 LLC

On August 23, 2012, the Company completed a $160 million debt securitization financing transaction, consisting of $120 million in secured notes and $40.0 million of subordinated notes (the “2012 Subordinated Notes”). On February 25, 2013 and May 28, 2013, TICC CLO 2012-1 issued additional secured notes totaling an aggregate of $120 million and 2012 Subordinated Notes totaling an aggregate of $40.0 million, which 2012 Subordinated Notes were purchased by the Company under the “accordion” feature of the debt securitization which allowed, under certain circumstances and subject to the satisfaction of certain conditions, for an increase in the amount of secured and subordinated notes. It is not necessary that the Company own all or any of the notes permitted by this feature, which may affect the accounting treatment of the debt securitization financing transaction. On August 25, 2016, November 25, 2016, February 27, 2017, and May 25, 2017, the Securitization Issuer repaid approximately $36.0 million, approximately $74.7 million, approximately $24.5 million, and approximately $31.4 million of the class A-1 notes, respectively. On August 25, 2017, the Securitization Issuer repaid, in full, the remaining secured notes (classes A-1, B-1, C-1 and D-1) outstanding of approximately $73.4 million. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware.

In connection with the August 25, 2016 repayment of approximately $36.0 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $0.6 million, which consisted of approximately $0.3 million in accelerated note discount expense and approximately $0.3 million in accelerated deferred debt issuance costs.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 6. BORROWINGS  – (continued)

In connection with the November 25, 2016 repayment of approximately $74.7 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $1.3 million, which consisted of approximately $0.6 million in accelerated note discount expense and approximately $0.7 million in accelerated deferred debt issuance costs.

In connection with the February 27, 2017 repayment of approximately $24.5 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $0.4 million, which consisted of approximately $0.2 million in accelerated note discount expense and approximately $0.2 million in accelerated deferred debt issuance costs.

In connection with the May 25, 2017 repayment of approximately $31.4 million of the Class A-1 notes, the Company incurred debt extinguishment costs of approximately $0.5 million, which consisted of approximately $0.2 million in accelerated note discount expense and approximately $0.3 million in accelerated deferred debt issuance costs.

In connection with the August 25, 2017 repayment of approximately $73.4 million of the Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs.

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within Realized Losses on Extinguishment of Debt in the Consolidated Statement of Operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from Interest Expense in the Consolidated Statement of Operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the three months ended March 31, 2017 were $1.4 million and 4.77%, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company pays Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) and an incentive fee. The cost of both the Base Fee payable to Oxford Square Management and any incentive fees earned by Oxford Square Management are ultimately borne by the Company’s common stockholders.

Base Management Fee

Through March 31, 2016, the Base Fee was calculated at an annual rate of 2.00%. Effective April 1, 2016, the Base Fee is calculated at an annual rate of 1.50%. The Base Fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any equity or debt capital raises, repurchases or redemptions during the current calendar quarter (however, no Base Fee will be payable on the cash proceeds received by the Company in connection with any share or debt issuances until such proceeds have been invested in accordance with the Company’s investment objective). Accordingly, the Base Fee will be payable regardless of whether the value of the Company’s gross assets has decreased during the quarter. The Base Fee for any partial quarter will be appropriately prorated.

The following table represents the Base Fee for the three months ended March 31, 2018 and March 31, 2017, respectively:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Base Fee	$1,679,814	$2,270,002

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

The Base Fee payable to Oxford Square Management as of March 31, 2018 and December 31, 2017 was $1,679,814 and $1,683,444, respectively.

Incentive Fee

The incentive fee has two parts: the “Net Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The Net Investment Income Incentive Fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for the current calendar quarter. For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including the Base Fee, expenses payable under a separate agreement with Oxford Funds (the “Administration Agreement”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Oxford Square Management is not under any obligation to reimburse the Company for any part of the incentive fee it received that was based on accrued income that it never received as a result of a default by an entity on the obligation that resulted in the accrual of such income. Pre-Incentive Fee Net Investment Income does not include any realized gains, realized losses or unrealized appreciation or depreciation. Given that this portion of the incentive fee is payable without regard to any gain, loss or unrealized depreciation that may occur during the quarter, this portion of Oxford Square Management’s incentive fee may also be payable notwithstanding a decline in net asset value that quarter.

Effective April 1, 2016, a Preferred Return Amount is calculated on a quarterly basis by multiplying 1.75% by the Company’s net asset value at the end of the immediately preceding calendar quarter. The Net Investment Income Incentive Fee is then calculated as follows: (a) no Net Investment Income Incentive Fee is payable to Oxford Square Management in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the Preferred Return Amount; (b) 100% of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeds the Preferred Return Amount but is less than or equal to a “Catch-Up Amount” determined on a quarterly basis by multiplying 2.1875% by the Company’s net asset value at the end of such calendar quarter; and (c) for any quarter in which the Pre-Incentive Fee Net Investment Income exceeds the Catch-Up Amount, the Net Investment Income Incentive Fee will be 20% of the amount of the Pre-Incentive Fee Net Investment Income for such quarter. There is no accumulation of amounts from quarter to quarter for the Preferred Return Amount, and accordingly there is no claw back of amounts previously paid to Oxford Square Management if the Pre-Incentive Fee Net Investment Income for subsequent quarters is below the quarterly Preferred Return Amount, and there is no delay of payment of incentive fees to Oxford Square Management if the Pre-Incentive Fee Net Investment Income for prior quarters is below the quarterly Preferred Return Amount for the quarter for which the calculation is being made.

In addition, effective April 1, 2016, the calculation of the Company’s Net Investment Income Incentive Fee is subject to a “Total Return Requirement”, which provides that a net investment income incentive fee will not be payable to Oxford Square Management except to the extent 20% of the cumulative net increase in net assets resulting from operations (which is the amount, if positive, of the sum of the Pre-Incentive Fee Net Investment Income, realized gains and losses and unrealized appreciation and depreciation on investments) during the calendar quarter for which such fees are being calculated and the eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016) exceeds the cumulative net investment income incentive fees accrued and/or paid for such eleven (11) preceding quarters (or if shorter, the number of quarters since April 1, 2016). Under the revised fee structure, under no circumstances will the aggregate fees earned from April 1, 2016 by Oxford Square Management in any quarterly period be higher than the aggregate fees that would have been earned prior to the adoption of these changes.

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended March 31, 2018 and March 31, 2017 were 7.20% and 6.93%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

The following table represents the Net Investment Income Incentive Fees for each of the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Investment Income Incentive Fee	$1,000,232	$1,053,480

The Net Investment Income Incentive Fee payable to Oxford Square Management as of March 31, 2018 and December 31, 2017 was approximately $1,000,232 and $1,022,655, respectively.

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of the Company’s “Incentive Fee Capital Gains,” which consists of its realized gains on investments for each calendar year, computed net of all realized losses on investments and unrealized capital depreciation on investments for that calendar year. However, for accounting purposes only, in order to reflect the theoretical Capital Gains Incentive Fee that would be payable for a given period as if all unrealized gains on investments were realized, the Company will accrue a Capital Gains Incentive Fee based upon net realized gains/losses on investments and unrealized depreciation on investments for that calendar year (in accordance with the terms of the Investment Advisory Agreement), plus unrealized appreciation on investments held at the end of the period. It should be noted that a fee so calculated and accrued for accounting purposes would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of Capital Gains Incentive Fees in subsequent periods. Amounts paid under the Investment Advisory Agreement will be consistent with the formula reflected in the Investment Advisory Agreement.

The amount of Capital Gains Incentive Fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses on investments) would only become payable to Oxford Square Management in the event of a complete liquidation of the Company’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, it should be noted that the Capital Gains Incentive Fee expense fluctuates with the Company’s overall investment results.

There were no Capital Gains Incentive Fees incurred during the three months ended March 31, 2018 and 2017. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of March 31, 2018 and December 31, 2017.

Administration Agreement

The Company has also entered into the Administration Agreement with Oxford Funds under which Oxford Funds provides administrative services to the Company. The Company pays Oxford Funds an allocable portion of overhead and other expenses incurred by Oxford Funds in performing its obligations under the Administration Agreement, including a portion of the rent and the compensation of the Chief Financial Officer, accounting staff and other administrative support personnel, which creates potential conflicts of interest that the Board must monitor. The Company also reimburses Oxford Funds for the costs associated with the functions performed by the Company’s Chief Compliance Officer that Oxford Funds pays on the Company’s behalf pursuant to the terms of an agreement between the Company and Alaric Compliance Services, LLC.

Oxford Square Management is controlled by Oxford Funds, its managing member. Charles M. Royce, a member of the Board, holds a minority, non-controlling interest in Oxford Square Management. Oxford Funds manages the business and internal affairs of Oxford Square Management. Jonathan H. Cohen, the Company’s Chief Executive Officer, as well as a Director, is the managing member of Oxford Funds. Saul B. Rosenthal, the Company’s President and Chief Operating Officer, is also the President of Oxford Square Management and a member of Oxford Funds. Messrs. Cohen and Rosenthal have an equal equity interest in Oxford Funds. Mr. Royce does not take part in the management or participate in the operations of Oxford Square Management.

For the three months ended March 31, 2018 and 2017, the Company incurred $260,089 and $235,034, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. Further, the Company incurred $4,518 and $27,738 for facility costs allocated under the Administration Agreement for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, there were no amounts payable under the Administration Agreement.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS  – (continued)

Co-Investment Exemptive Relief

On June 14, 2017, the SEC issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities.

Pursuant to the Order, the Company is permitted to co-invest in such investment opportunities with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s then-current investment objective and strategies.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018(1)	Three Months Ended March 31, 2017
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$8,723,096	$8,283,242
Weighted average common shares outstanding – basic	51,200,060	51,479,409
Net increase in net assets resulting from net investment income per common share – basic	$0.17	$0.16
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$8,723,096	$8,283,242
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees(2)	—	—
Net investment income, as adjusted(2)	$8,723,096	$8,283,242
Weighted average common shares outstanding – basic	51,200,060	51,479,409
Share adjustments for dilutive effect of the Convertible Notes(2)	—	—
Weighted average common shares outstanding – diluted(2)	51,200,060	51,479,409
Net increase in net assets resulting from net investment income per common share – diluted(1)	$0.17	$0.16

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 8. EARNINGS PER SHARE – (continued)

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018(1)	Three Months Ended March 31, 2017
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations	$11,490,063	$12,053,959
Weighted average common shares outstanding – basic	51,200,060	51,479,409
Net increase in net assets resulting from operations per common share – basic	$0.22	$0.23
Net increase in net assets resulting from operations per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$11,490,063	$12,053,959
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees	—	1,518,516
Net increase in net assets resulting from operations, as adjusted	$11,490,063	$13,572,475
Weighted average common shares outstanding – basic	51,200,060	51,479,409
Share adjustments for dilutive effect of the Convertible Notes	—	8,248,298
Weighted average common shares outstanding – diluted	51,200,060	59,727,707
Net increase in net assets resulting from operations per common share – diluted(3)	$0.22	$0.23

(1) Subsequent to the maturity and full repayment of the Convertible Notes on November 1, 2017, there are no dilutive potential common shares or adjustments for purposes of the computation of diluted earnings per share.

(2) Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2017, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted change in net assets resulting from net investment income per common share for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees	$1,518,516
Share adjustments for dilutive effect of the Convertible Notes	8,248,298

(3) Net increase in net assets resulting from operations per common share diluted is dilutive on a rounded basis.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 9. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify to be taxed as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution each quarter is determined by the Board and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with U.S. federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. As of March 31, 2018, the Company has paid cumulative distributions of approximately $466.0 million from net investment income.

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

The Company has adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we make a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended March 31, 2018 and 2017, the Company did not issue any shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended March 31, 2018 and 2017, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 59,647 shares and 38,159 shares, respectively, of our common stock for $0.4 million and $0.3 million, respectively, in the open market to satisfy the reinvestment portion of our dividends. On March 30, 2018, the Company paid a distribution of $0.20 per share.

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

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of March 31, 2018 and December 31, 2017 was $7.60 and $7.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 11. SHARE REPURCHASE PROGRAM

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the three months ended March 31, 2018, under that repurchase program, the Company repurchased 990,260 shares of outstanding common stock for approximately $5.9 million, while complying with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The remaining cost of shares that may be repurchased under the program was $19.1 million as of March 31, 2018. In addition, repurchases were conducted in accordance with the 1940 Act.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Shares repurchased	990,260	—
Dollar amount repurchased	$5,947,490	—
Average price per share (including commission)	$6.01	—
Weighted average discount to net asset value	20.92%	—
Remaining cost of shares to be repurchased	$19,052,510	—

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest income
Stated interest income	$5,662,791	$6,784,639
Original issue discount and market discount income	198,239	310,032
Payment-in-kind income	59,321	56,219
Discount income derived from unscheduled remittances at par	1,602	3,498
Total interest income	$5,921,953	$7,154,388
Income from securitization vehicles	$6,802,864	$8,569,603
Other income
Fee letters	$274,915	$341,242
Loan prepayment and bond call fees	240,000	174,360
All other fees	107,068	225,887
Total other income	$621,983	$741,489
Total investment income	$13,346,800	$16,465,480

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three months ended March 31, 2018 and 2017, respectively, the Company received no fee income for managerial assistance.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of March 31, 2018, the Company had commitments to purchase additional debt investments totaling approximately $1.1 million.

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

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three months ended March 31, 2018 and 2017, respectively, are as follows:

Per Share Data	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net asset value as of beginning of period	$7.55	$7.50
Net investment income(1)	0.17	0.16
Net realized and unrealized gains(2)	0.05	0.07
Net change in net asset value from operations(2)	0.22	0.23
Distributions per share from net investment income	(0.20)	(0.20)
Distributions based on weighted average share impact	—	—
Total distributions(3)	(0.20)	(0.20)
Effect of shares repurchased, gross	0.03	—
Net asset value at end of period	$7.60	$7.53
Per share market value at beginning of period	$5.74	$6.61
Per share market value at end of period	$6.11	$7.38
Total return(4)	9.93%	14.67%
Shares outstanding at end of period	50,489,149	51,479,409

Ratios/Supplemental Data(7)
Net assets at end of period (000’s)	$383,809	$387,751
Average net assets (000’s)	387,442	386,872
Ratio of operating expenses to average net assets(5)	4.77%	8.46%
Ratio of net investment income to average net assets(5)	9.01%	8.56%
Portfolio turnover rate(6)	1.45%	7.87%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS  – (continued)

(4)	Total return equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Annualized.
(6)	Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value.
(7)	The following table provides supplemental performance ratios (annualized) measured for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Ratio of operating expenses to average net assets:
Operating expenses before incentive fees	3.74%	7.37%
Net investment income incentive fees	1.03%	1.09%
Ratio of expenses, excluding interest expense	3.61%	5.04%

NOTE 15. RISKS AND UNCERTAINTIES

The U.S. capital markets have experienced periods of extreme volatility and disruption. Disruptions in the capital markets tend to increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The Company believes these conditions may reoccur in the future. A prolonged period of market illiquidity may have an adverse effect on the Company’s business, financial condition and results of operations. Adverse economic conditions could also increase the Company’s funding costs, limit the Company’s access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could limit the Company’s investment originations, limit the Company’s ability to grow and negatively impact the Company’s operating results.

Many of the companies in which the Company has made or will make investments may be susceptible to adverse economic conditions, which may affect the ability of a company to repay the Company’s loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, the Company’s nonperforming assets may increase, and the value of the Company’s portfolio may decrease during this period.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

NOTE 15. RISKS AND UNCERTAINTIES  – (continued)

As a BDC, the Company is required to carry its investments at fair value as determined in good faith by or under the direction of its Board. Decreases in fair values of the Company’s investments are recorded as unrealized depreciation. Depending on market conditions, the Company could incur substantial losses in future periods, which could have a material adverse impact on its business, financial condition and results of operations.

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

NOTE 16. SUBSEQUENT EVENTS

From April 1, 2018 through May 2, 2018, an additional 100,456 shares of the Company’s common stock settled through its share repurchase program, for an aggregate cost of approximately $617,085 at a weighted average price per share of common stock of approximately $6.14.

On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019.

On April 24, 2018, the Board declared quarterly distributions to stockholders as follows:

Per Share Distribution Amount Declared	2018 Record Dates	2018 Payable Dates
$0.20	June 15, 2018	June 29, 2018

The Company’s management evaluated subsequent events through the date of issuance of these Consolidated Financial Statements and noted no other events that necessitate adjustments to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Oxford Square Capital Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

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
Form 10-K for the year ended December 31, 2017, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Except where the context requires otherwise, the terms “OXSQ,” “Company,” “we,” “us” and “our” refer to Oxford Square Capital Corp. together with its subsidiary, TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”); “Oxford Square Management” refers to Oxford Square Management, LLC; and “Oxford Funds” refers to Oxford Funds, LLC.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

Effective March 19, 2018, TICC Capital Corp. changed its name to Oxford Square Capital Corp. The Company has made this change in order to more closely align the branding of the Company with its affiliated funds.

Our investment activities are managed by Oxford Square Management, LLC (“Oxford Square Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended. Oxford Square Management is owned by Oxford Funds, LLC (“Oxford Funds”), its managing member and a related party, and Charles M. Royce, a member of Oxford Square Capital Corp.’s Board of Directors (the “Board”) who holds a minority, non-controlling interest in Oxford Square Management. Oxford Square Management and Oxford Funds changed their names from TICC Management, LLC and BDC Partners, LLC, respectively, effective March 19, 2018 to align the branding of these entities and our affiliated funds. Jonathan H. Cohen, our Chief Executive Officer, and Saul B. Rosenthal, our President, are the controlling members of Oxford Funds. Under an investment advisory agreement (the “Investment Advisory Agreement”), we have agreed to pay Oxford Square Management an annual base fee calculated on gross assets, and an incentive fee based upon our performance. Under an amended and restated administration agreement (the “Administration Agreement”), we have agreed to pay or reimburse Oxford Funds, as administrator, for certain expenses incurred in operating the Company. Our executive officers and directors, and the executive officers of Oxford Square Management and Oxford Funds, serve or may serve as officers and directors of entities that operate in a line of business similar to our own. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of March 31, 2018, our debt investments had stated interest rates of between 5.88% and 15.00% and maturity dates of between 9 and 106 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.90%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of March 31, 2018, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

We have historically borrowed funds to make investments and may continue to borrow funds to make investments. As a result, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to Oxford Square Management, will be borne by our common stockholders.

In addition, as a BDC under the 1940 Act, we are required to make available significant managerial assistance, for which we may receive fees, to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. These fees would be generally non-recurring, however in some instances they may have a recurring component. We have received no fee income for managerial assistance to date.

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

Investment Valuation

We measure our investment portfolio at fair value in accordance with the provisions of ASC 820, Fair Value Measurement and Disclosure. Estimates made in the preparation of our consolidated financial statements include the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We believe that there is no single definitive method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of March 31, 2018.

Our Board determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. Since March 2004, we have engaged third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation/depreciation.

Syndicated Loans

In accordance with ASC 820-10, our valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which we obtain indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC-820-10. During such periods of illiquidity, when we believe that the non-binding indicative bids received from agent banks for certain syndicated investments that it owns may not be determinative of their fair value or when no market indicative quote is available, we may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that we own. In addition, Oxford Square Management prepares an analysis of each syndicated loan, financial summary, covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any.

Collateralized Loan Obligations — Debt and Equity

We have acquired a number of debt and equity positions in CLO investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, we consider the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. We also consider those instances in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any available information on other relevant transactions including firm bids and offers in the market and information resulting from bids-wanted-in-competition. In addition, we consider the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to our Board for its determination of fair value of these investments.

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third-party valuations with respect to our bilateral portfolio securities, our syndicated loan investments, and CLO investment vehicles. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of March 31, 2018 and December 31, 2017, we had no investments on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in our portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

Payment-In-Kind

We have investments in our portfolio which contain a contractual PIK provision. Certain PIK investments offer issuers the option at each payment date of making payments in cash or additional securities. PIK interest computed at the contractual rate is accrued into income and added to the principal balance on the capitalization date. Upon capitalization, the PIK component is subject to the fair value estimates associated with their related investments. At the point we believe the PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. PIK investments on non-accrual status are restored to accrual status once it becomes probable that PIK will be realized.

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

Recently Issued Accounting Standards

Refer to “Note 3. Summary of Significant Account Policies” to our consolidated financial statements for a description of recent accounting pronouncements, including the impact on our consolidated financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $414.2 million and $418.4 million as of March 31, 2018 and December 31, 2017, respectively. The decrease in the value of investments during the three month period ended March 31, 2018 was due primarily to debt repayments and sales of securities totaling approximately $28.0 million partially offset by net realized gains of $0.3 million, purchases of investments of approximately $24.7 million and net unrealized appreciation on our investment portfolio of approximately $2.5 million (which incorporates reductions to CLO equity cost value of $3.9 million).

A reconciliation of the investment portfolio for the three months ended March 31, 2018 and the year ended December 31, 2017 follows:

($ in millions)	March 31, 2018	December 31, 2017
Beginning investment portfolio	$418.4	$589.9
Portfolio investments acquired	24.7	208.8
Debt repayments	(24.9)	(189.2)
Sales of securities	(3.1)	(171.4)
Reductions to CLO equity cost value(1)	(3.9)	(37.1)
Payment-in-kind	0.1	0.2
Accretion of discounts on investments(2)	0.1	1.2
Net change in unrealized appreciation/depreciation	2.5	23.0
Net realized gains/(losses) on investments	0.3	(7.0)
Ending investment portfolio	$414.2	$418.4

(1)	For the three months ended March 31, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the three months ended March 31, 2018, of approximately $10.7 million and the effective yield interest income of approximately $6.8 million. For the year ended December 31, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2017, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio as of March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, we purchased approximately $24.7 million in portfolio investments, including additional investments of approximately $15.5 million in existing portfolio companies and approximately $9.2 million in new portfolio companies. For the year ended December 31, 2017, we closed approximately $208.8 million in portfolio investments, including additional investments of approximately $62.6 million in existing portfolio companies and approximately $146.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended March 31, 2018 and the year ended December 31, 2017, we recognized proceeds from the sales of securities of approximately $3.1 million and $171.4 million, respectively. Also, during the three months ended March 31, 2018 and the year ended December 31, 2017, we had debt repayments of approximately $24.9 million and $189.2 million, respectively.

As of March 31, 2018, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $246.2 million, and equity investments of approximately $168.1 million. Our debt investments included approximately $0.1 million in capitalized PIK interest, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2017, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $247.7 million, and equity investments of approximately $170.7 million. Our debt investments included approximately $0.2 million in capitalized PIK interest.

The following table indicates the quarterly portfolio investment activity for the past five quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
March 31, 2018	$24.7	$24.9	$3.9	$3.1
Total	$24.7	$24.9	$3.9	$3.1
December 31, 2017	$40.7	$30.2	$5.7	$17.3
September 31, 2017	31.2	50.3	3.2	12.5
June 30, 2017	89.3	57.1	16.1	60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total	$208.8	$189.2	$37.1	$171.4

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$241.9	58.4%	$242.2	57.9%
Subordinated Debt	0.8	0.2%	0.8	0.2%
CLO Debt	3.5	0.8%	4.7	1.1%
CLO Equity	154.2	37.2%	156.0	37.3%
Equity and Other Investments	13.9	3.4%	14.8	3.5%
Total(1)	$414.2	100.0%	$418.4	100.0%

(1) Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2018, we held qualifying assets that represented 64.9% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Investments at Fair Value ($ in millions)	Percentage of Fair Value	Investments at Fair Value ($ in millions)	Percentage of Fair Value
Structured finance(1)	$157.7	38.1%	$160.7	38.4%
Business services	74.7	18.0%	67.5	16.1%
Telecommunication services	37.6	9.1%	51.2	12.3%
Software	30.4	7.3%	24.8	5.9%
Consumer services	19.5	4.7%	19.3	4.6%
IT consulting	17.4	4.2%	18.1	4.3%
Financial intermediaries	17.0	4.1%	16.9	4.0%
Diversified insurance	15.2	3.7%	15.2	3.6%
Healthcare	13.1	3.1%	13.0	3.1%
Printing and publishing	11.5	2.8%	11.4	2.8%
Logistics	10.3	2.5%	10.4	2.5%
Aerospace and defense	5.4	1.3%	5.4	1.3%
Education	4.5	1.1%	4.5	1.1%
Total(2)	$414.2	100.0%	$418.4	100.0%

(1)	Reflects our debt and equity investments in CLOs as of March 31, 2018 and December 31, 2017, respectively.
(2)	Totals may not sum due to rounding.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2018 and December 31, 2017, our portfolio had a weighted average grade of 2.1 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At March 31, 2018 and December 31, 2017, our debt investment portfolio was graded as follows:

		March 31, 2018
Grade	Summary Description	Principal Value ($ in millions)	Percentage of Total Portfolio	Portfolio at Fair Value ($ in millions)	Percentage of Total Portfolio

1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	214.6	85.8%	212.2	86.2%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	35.7	14.2%	34.0	13.8%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$250.3	100.0%	$246.2	100.0%

		December 31, 2017
Grade	Summary Description	Principal Value ($ in millions)	Percentage of Total Portfolio	Portfolio at Fair Value ($ in millions)	Percentage of Total Portfolio

1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	203.4	80.3%	200.2	80.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	49.9	19.7%	47.5	19.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$253.3	100.0%	$247.7	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three months ended March 31, 2018 to the three months ended March 31, 2017.

Investment Income

Investment income for the three months ended March 31, 2018 and March 31, 2017 was approximately $13.3 million and $16.5 million, respectively, reflecting a decrease of approximately $3.2 million. The following tables set forth the components of investment income for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Interest income
Stated interest income	$5,662,791	$6,784,639
Original issue discount and market discount income	198,239	310,032
Payment-in-kind income	59,321	56,219
Discount income derived from unscheduled remittances at par	1,602	3,498
Total interest income	$5,921,953	$7,154,388
Income from securitization vehicles	$6,802,864	$8,569,603
Commitment, amendment and other fee income
Fee letters	$274,915	$341,242
Loan prepayment and bond call fees	240,000	174,360
All other fees	107,068	225,887
Total commitment, amendment and other fee income	$621,983	$741,489
Total investment income	$13,346,800	$16,465,480

The decrease in total investment income was primarily due to a decrease in income from securitization vehicles of approximately $1.8 million resulting largely from a decreased weighted average effective yield on our CLO equity portfolio. The total principal value of income producing debt investments as of March 31, 2018 and March 31, 2017 was approximately $250.3 million and $338.0 million, respectively.

As of March 31, 2018, our debt investments had stated interest rates of between 5.88% and 15.00% and maturity dates of between 9 and 106 months compared to stated interest rates of 4.75% to 15.00% and maturity dates between 21 and 91 months as of March 31, 2017. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.9% as of March 31, 2018, compared to approximately 8.4% as of March 31, 2017. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans.

Operating Expenses

Total expenses for the three months ended March 31, 2018 and 2017 were approximately $4.6 million and $8.2 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, general and administrative expenses, and incentive fees.

Expenses before incentive fees for the three months ended March 31, 2018 were approximately $3.6 million, which decreased by approximately $3.5 million from the quarter ended March 31, 2017, largely attributable to lower interest expense, base management fees, and professional fees. Expenses before incentive fees for the quarter ended March 31, 2017 were approximately $7.1 million.

The base management fee for the three months ended March 31, 2018 was approximately $1.7 million compared with $2.3 million for the three months ended March 31, 2017. The decrease was due largely to a decline in the weighted average gross assets due to the repayment of the TICC CLO 2012-1 LLC secure notes and the Convertible Notes which occurred in the third and fourth quarters of 2017. As of March 31, 2018 and December 31, 2017, approximately $1.7 million of base management fees remained payable to Oxford Square Management.

Interest expense for the three months ended March 31, 2018 was approximately $1.1 million, which relates to our 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”), compared to interest expense of approximately $3.3 million for the three months ended March 31, 2017. The primary driver of the decrease was the repayment of the TICC CLO 2012-1 secured notes and the Convertible Notes. The aggregate accrued interest which remained payable as of March 31, 2018 and December 31, 2017, was approximately $11.6 thousand.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.2 million for the quarter ended March 31, 2018, compared to approximately $0.8 million for the quarter ended March 31, 2017. This represented a decrease of approximately $0.6 million primarily due to lower audit fees.

Compensation expenses were approximately $0.3 million for the three months ended March 31, 2018, compared to approximately $0.2 million for the three months ended March 31, 2017, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.4 million for the three months ended March 31, 2018, compared to approximately $0.6 million for the three months ended March 31, 2017. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended March 31, 2018 was approximately $1.0 million, compared to $1.1 million for the three months ended March 31, 2017.

The net investment income incentive fee is calculated and payable quarterly in arrears based on the amount by which (x) the “Pre-Incentive Fee Net Investment Income” for the immediately preceding calendar quarter exceeds (y) the “Preferred Return Amount” for calendar quarter (see “Note 8. Related Party Transactions” in the notes to our consolidated financial statements). For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income accrued during the calendar quarter minus our operating expenses for the quarter (including the base fee, expenses payable under the Administration Agreement with Oxford Funds, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee).

The capital gains incentive fee expense, as reported under generally accepted accounting principles, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three months ended March 31, 2018 and March 31, 2017, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three months ended March 31, 2018 and March 31, 2017, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three months ended March 31, 2018, we recognized net realized gains on investments of approximately $0.3 million, which primarily reflects the gains from the sale of several CLO equity investments and full repayment of a senior secured note investment.

For the three months ended March 31, 2018, our net change in unrealized appreciation/depreciation was approximately $2.5 million primarily due to improvements in the corporate loan market, composed of $8.2 million in gross unrealized appreciation, $5.7 million in gross unrealized depreciation and approximately $12.9 thousand relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $3.9 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended March 31, 2018 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Catamaran CLO 2012-1 Ltd.	$2.0
Telos CLO 2014-5, Ltd.	1.6
Unitek Global Services, Inc..	(0.9)
Imagine! Print Solutions	(0.8)
Birch Communications, Inc..	0.7
Telos CLO 2013-4, Ltd.	0.7
Cedar Funding II CLO, Ltd.	(0.7)
Net all other	(0.1)
Total	$2.5

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

The most significant changes in net unrealized appreciation and depreciation during the quarter ended March 31, 2017 were as follows (in millions):

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

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended March 31, 2018 and March 31, 2017 was approximately $8.7 million and $8.3 million, respectively, or an increase of $0.4 million. The net increase was the result of lower total expenses (including net investment income incentive fees) of $3.6 million for the three months ended March 31, 2018.

For the three months ended March 31, 2018, the net increase in net assets resulting from net investment income per common share was $0.17 (basic and diluted), compared to the net increase in net assets resulting from net investment income per share of $0.16 (basic and diluted) for the three months ended March 31, 2017. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as adjustments for dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended March 31, 2018, the net increase in the net assets resulting from core net investment income per common share was $0.15 (basic and diluted), compared to $0.21 (basic and diluted) for the three months ended March 31, 2017.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended March 31, 2018 was approximately $11.5 million compared with a net increase in net assets resulting from operations of approximately $12.1 million for the three months ended March 31, 2017. This decrease was largely due to lower unrealized appreciation on investments of $7.2 million, partially offset by an increase in net realized gains on investments of $6.2 million and an increase in net investment income of $0.4 million.

For the three months ended March 31, 2018, the net increase in net assets resulting from operations per common share was $0.22 (basic and diluted), compared to a net increase in net assets resulting from operations per share of approximately $0.23 (basic and diluted) for the three months ended March 31, 2017.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments (excluding those cash distributions believed to represent a taxable return of capital) and also excludes any capital gains incentive fees we recognize but have no obligation to pay in any period. The Company did not recognize any capital gains incentive fees for the quarter ended March 31, 2018.

Income from investments in the “equity” class securities of CLO vehicles, for GAAP purposes, is recorded using the effective interest method based upon an effective yield to the expected redemption utilizing estimated cash flows, compared to the cost resulting in an effective yield for the investment; the difference between the actual cash received or distributions entitled to be received and the effective yield calculation is an adjustment to cost. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from the cash distributions actually received by us during the period (referred to below as “CLO equity adjustments”).

Further, in order to continue to qualify to be taxed as a RIC, we are required, among other things, to distribute at least 90% of our investment company taxable income annually. Therefore, core net investment income may provide a better indication of estimated taxable income for a reporting period than does GAAP net investment income, although we can offer no assurance that will be the case, as the ultimate tax character of our earnings cannot be determined until tax returns are prepared after the end of a fiscal year. We note that these non-GAAP measures may not be useful indicators of taxable earnings, particularly during periods of market disruption and volatility.

The following tables provide a reconciliation of net investment income to core net investment income for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$8,723,096	$0.170	$8,283,242	$0.161
CLO equity adjustments	(1,115,601)	(0.022)	2,547,993	0.049
Core net investment income	$7,607,495	$0.148	$10,831,235	$0.210

In addition, the following ratio is presented to supplement the financial highlights included in “Note 14. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Ratio of core net investment income to average net assets	7.85%	11.20%

The following table provides a reconciliation of the ratio of net investment income to average net assets to the ratio of core net investment income to average net assets for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Ratio of net investment income to average net assets	9.01%	8.56%
Ratio of CLO equity adjustments to average net assets	(1.15)%	2.64%
Ratio of core net investment income to average net assets(1)	7.85%	11.20%

(1) Totals may not sum due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, cash and cash equivalents were approximately $48.8 million as compared to approximately $30.0 million as of December 31, 2017. For the three months ended March 31, 2018, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $34.9 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $26.3 million and reductions to CLO equity cost value of $3.9 million partially offset by purchases of investments of approximately $6.1 million and net change in unrealized appreciation/depreciation of $2.5 million. For the three months ended March 31, 2018, net cash used in financing activities was approximately $16.1 million, reflecting the distribution of dividends and repurchase of common stock.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

		Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64,370,225	$—	$—	$—	$64,370,225
	$64,370,225	—	$—	$—	$64,370,225

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any commitments to purchase additional investments. We had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of March 31, 2018, our asset coverage for borrowed amounts was 693.2%.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCAA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of March 31, 2018 were 6.50% and 6.0 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of the 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year payable quarterly on March 30, June 30, September 30, and December 30 of each year, commencing June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of March 31, 2018 was approximately $11.6 thousand. As of March 31, 2018, the Company had unamortized deferred debt issuance costs of approximately $2.0 million relating to the 6.50% Unsecured Notes. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Distributions

In order to qualify for tax treatment as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2017 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended March 31, 2018 was approximately $6.8 million, we received or were entitled to receive approximately $10.7 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board has declared on our common stock since the beginning of 2016:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions in excess of net investment income
Fiscal 2018
April 24, 2018	June 15, 2018	June 29, 2018	$0.20		$—	(1)	$—	(1)
February 22, 2018	March 16, 2018	March 30, 2018	$0.20		$—	(1)	$—	(1)
Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(2)	$0.60		$0.20
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.21
Total (2016)			$1.16	(3)	$0.52		$0.64

(1)	We have not yet reported earnings for this period.

(2)	The tax characterization of cash distributions for the year ended December 31, 2017 will not be known until the tax return for such year is finalized.
(3)	Cash distributions for the year ended December 31, 2016 includes a tax return of capital of approximately $0.59 per share for tax purposes.

Related Parties

We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement. Jonathan H. Cohen is the managing member of and controls Oxford Funds. Saul B. Rosenthal is also the President of Oxford Square Management and a member of Oxford Funds. Charles M. Royce has a minority, non-controlling interest in Oxford Square Management, but he does not take part in the management or participate in the operations of Oxford Square Management.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC, a private fund that invests principally in the equity of CLOs. Oxford Funds is the managing member of Oxford Bridge Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Bridge Management, LLC.

Messrs. Cohen and Rosenthal currently serve as Chief Executive Officer and President, respectively, of Oxford Lane Capital Corp., a non-diversified closed-end management investment company that invests primarily in equity and junior debt tranches of CLO vehicles, and its investment adviser, Oxford Lane Management, LLC. Oxford Funds provides Oxford Lane Capital Corp. with office facilities and administrative services pursuant to an administration agreement and also serves as the managing member of Oxford Lane Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer, Treasurer and Corporate Secretary of Oxford Lane Capital Corp. and Chief Financial Officer and Treasurer of Oxford Lane Management, LLC, and Mr. Cummins serves as the Chief Compliance Officer of Oxford Lane Capital Corp. and Oxford Lane Management, LLC.

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp. and Oxford Bridge, LLC, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp. and Oxford Bridge, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board reviews these procedures on an annual basis.

We have also adopted a Code of Business Conduct and Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NASDAQ Global Select Market corporate governance listing standards, the Audit Committee of our Board is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Information concerning related party transactions is included in the consolidated financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

RECENT DEVELOPMENTS

From April 1, 2018 through May 2, 2018, an additional 100,456 shares of the Company’s common stock settled through its share repurchase program, for an aggregate cost of approximately $617,085 at a weighted average price per share of common stock of approximately $6.14.

On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019.

On April 24, 2018, the Board declared a distribution of $0.20 per share for the fourth quarter, payable on June 29, 2018 to stockholders of record as of June 15, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, one debt investment in our portfolio was at a fixed rate, and the remaining 25 debt investments were at variable rates, representing approximately $0.8 million and $249.5 million in principal debt, respectively. As of March 31, 2018, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2018, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2018, and are only adjusted for assumed changes in the underlying base interest rates. As of March 31, 2018, we did not hold any floating rate debt. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	4.7%
Up 200 basis points	9.3%
Up 300 basis points	14.0%
Down 25 basis points	(1.2)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risks described below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

After April 6, 2019, we will be permitted to borrow more money, which will further magnify the potential for gain or loss on amounts invested and may further increase the risk of investing in us.

On April 6, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of April 6, 2019. Prior to the enactment of the SBCAA, BDCs were required to maintain an asset coverage ratio of at least 200% in order to incur debt or to issue other senior securities. Generally, for every $1.00 of debt incurred or in senior securities issued, a BDC was required to have at least $2.00 of assets immediately following such incurrence or issuance. For those BDCs that satisfy the SBCAA’s disclosure and approval requirements, the minimum asset coverage ratio is reduced such that for every $1.00 of debt incurred or in senior securities issued, a BDC must now have at least $1.50 of assets. If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital.

Borrowings (including through the securitization transactions, which are consolidated in our financial statements), also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to Oxford Square Management will be payable on our gross assets, including those assets acquired through the use of leverage, Oxford Square Management may have a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Oxford Square Management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2018, and we did not issue shares of common stock under our distribution reinvestment plan. During the three months ended March 31, 2018, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 59,647 shares of our common stock for $366,649 million in the open market to satisfy the reinvestment portion of our dividends.

Issuer Purchases of Equity Securities

On February 5, 2018, our board of directors authorized a program for the purpose of repurchasing up to $25.0 million worth of our common stock. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended. During the quarter ended March 31, 2018, we repurchased 990,260 shares at a weighted average price of approximately $6.01 per share, inclusive of commissions. This represents a discount of approximately 20.92% of the net asset value per share at March 31, 2018. The total dollar amount of shares repurchased in this period is approximately $5.9 million, leaving a maximum of approximately $19.1 million available for future program purchases. The following table discloses on a monthly basis for the quarter ended March 31, 2018, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2018 – January 31, 2018	—	$—	—	$—
February 1, 2018 – February 28, 2018	336,921	$5.66	336,921	$23.1 million
March 1, 2018 – March 31, 2018	653,339	$6.18	990,260	$19.1 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).

3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s report on Form 10-Q filed on November 7, 2016).

3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).

3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).

4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.

Date: May 2, 2018	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2018	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)

