Form 10-Q
period 2018-06-30
Oxford Square Capital Corp.
filed 2018-08-01
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2018 was 49,255,172.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2018
	(unaudited)	December 31, 2017
ASSETS
Non-affiliated/non-control investments (cost of $450,822,377 and $418,990,080, respectively)	$432,929,878	$400,223,439
Affiliated investments (cost of $10,450,787 and $10,528,740, respectively)	20,004,363	18,218,787
Cash equivalents	124,238,303	30,013,842
Restricted cash	1,856,479	—
Interest and distributions receivable	3,757,276	5,085,494
Other assets	758,301	579,694
Total assets	$583,544,600	$454,121,256
LIABILITIES
Notes payable – Credit Facility, net of deferred issuance costs	$94,983,678	$—
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	62,501,177	62,340,159
Securities purchased not settled	49,359,978	—
Base management fee and net investment income incentive fee payable to affiliate	2,582,101	2,706,099
Accrued interest payable	132,735	11,621
Accrued expenses	577,207	644,735
Total liabilities	210,136,876	65,702,614
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,407,609 and 51,479,409 shares issued and outstanding, respectively	494,076	514,794
Capital in excess of par value	516,037,155	529,297,749
Distributions in excess of net investment income	(28,782,735)	(25,072,262)
Net unrealized depreciation on investments	(8,338,923)	(11,076,594)
Accumulated net realized losses on investments	(100,764,733)	(100,007,929)
Accumulated realized losses on extinguishment of debt	(5,237,116)	(5,237,116)
Total net assets	373,407,724	388,418,642
Total liabilities and net assets	$583,544,600	$454,121,256
Net asset value per common share	$7.56	$7.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.10% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)(21)	$5,557,130	$5,507,373	$5,376,523
Total Aerospace and Defense		$5,507,373	$5,376,523	1.4%

Business Services
Access CIG, LLC
first lien senior secured notes, 6.19% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(6)(14)(15)	$2,660,040	$2,673,378	$2,659,375
second lien senior secured notes, 9.84% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)(21)	13,622,227	13,709,048	13,610,921
first lien incremental senior secured notes, 6.30% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(14)(15)	500,000	500,000	499,875
second lien incremental senior secured notes, 10.39% (LIBOR + 7.50%), (0.00% floor) due February 27, 2026(4)(5)(14)(15)	2,400,000	2,421,000	2,398,008

Convergint Technologies, LLC
second lien senior secured notes, 9.08% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(15)(21)	1,500,000	1,493,097	1,499,745

Imagine! Print Solutions, LLC
second lien senior secured notes, 11.06% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(21)	15,000,000	14,830,064	12,750,000

Intralinks, Inc.
first lien senior secured notes, 6.10% (LIBOR + 4.00%), (1.00% floor) due November 10, 2024(4)(5)(6)(14)(16)(21)	9,962,469	9,951,492	9,962,469
second lien senior secured notes, 10.10% (LIBOR + 8.00%), (1.00% floor) due November 14, 2025(4)(5)(6)(14)(16)(21)	9,476,410	9,452,276	9,523,792

OMNIA Partners, Inc.
first lien senior secured notes, 6.08% (LIBOR + 3.75%), (0.00% floor ) due May 23, 2025(4)(5)(14)(15)(21)	6,000,000	6,000,000	5,985,000
second lien senior secured notes, 9.83% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(15)(21)	14,000,000	13,932,873	13,755,000

Polycom, Inc.
second lien senior secured notes, 12.09% (LIBOR + 10.00%), (1.00% floor) due September 27, 2024(4)(5)(16)	13,000,000	12,772,013	13,636,350

Premiere Global Services, Inc.
senior secured notes, 8.86% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)(21)	15,176,345	14,149,820	14,721,055
second lien senior secured notes, 11.84% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(16)(21)	10,000,000	9,762,572	9,375,000
Total Business Services		$111,647,633	$110,376,590	29.6%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 6.84% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)(21)	$15,062,966	$14,960,501	$15,006,480
Total Diversified Insurance		$14,960,501	$15,006,480	4.0%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.86% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(15)(21)	$5,816,244	$5,765,331	$4,594,833
Total Education		$5,765,331	$4,594,833	1.2%

Financial Intermediaries
First American Payment Systems, L.P.
second lien senior secured notes, 12.51% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)	$1,500,000	$1,461,005	$1,485,000

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
senior secured notes, 6.59% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(16)(21)	3,482,500	3,466,209	3,482,500
second lien senior secured notes, 10.59% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(16)(21)	12,000,000	11,885,876	11,910,000
Total Financial Intermediaries		$16,813,090	$16,877,500	4.5%
Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.58% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(15)(21)	$3,577,500	$3,522,234	$3,573,028
second lien senior secured notes, 11.58% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(15)(21)	10,000,000	9,818,343	9,975,000

MedPlast Holdings, Inc.
first lien senior secured notes, 6.09% (LIBOR + 3.75%), (0.00% floor ) due July 2, 2025(4)(5)(15)	10,000,000	10,000,000	9,981,300
second lien senior secured notes, 10.09% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(15)	5,000,000	4,950,000	5,012,500
Total Healthcare		$28,290,577	$28,541,828	7.6%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 10.81% (LIBOR + 8.50%), (1.00% floor) due January 13, 2019(4)(5)(6)(14)(16)	$2,494,482	$2,488,746	$2,531,899
Total IT Consulting		$2,488,746	$2,531,899	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.59% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)(21)	$10,221,953	$10,208,201	$10,112,067
Total Logistics		$10,208,201	$10,112,067	2.7%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.61% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)(21)	$11,374,901	$11,308,496	$11,488,650
Total Printing and Publishing		$11,308,496	$11,488,650	3.1%

Software
ECI Software Solutions, Inc.
first lien senior secured notes, 6.75% (LIBOR + 4.25%), (0.00% floor ) due September 27, 2024(4)(5)(6)(14)(15)	$4,987,469	$5,006,219	$4,993,703
second lien senior secured notes, 10.33% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)(21)	15,000,000	14,905,007	14,962,500

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)

June 30, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)

Software - (continued)
Help/Systems Holdings, Inc.
first lien senior secured notes, 6.26% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(14)(15)	$4,000,000	$4,010,000	$3,990,000
second lien senior secured notes, 10.05% (LIBOR + 7.75%), (1.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,494,553	15,461,250

Quest Software
first lien senior secured notes, 6.99% (LIBOR + 4.25%), (0.00% floor ) due May 16, 2025(4)(5)(14)(15)(21)	6,000,000	5,970,109	5,972,520
second lien senior secured notes, 11.47% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(15)(21)	15,000,000	14,850,928	14,953,200
Total Software		$60,236,816	$60,333,173	16.2%

Telecommunications Services
Global Tel Link Corp
first lien senior secured notes, 6.40% (LIBOR + 4.00%), (0.00% floor ) due May 22, 2020(4)(5)(6)(14)(15)	$2,991,275	$3,013,775	$2,997,497
second lien senior secured notes, 10.58% (LIBOR + 8.25%), (1.25% floor) due November 23, 2020(4)(5)(14)(15)(21)	17,000,000	16,920,677	17,021,250
Total Telecommunication Services		$19,934,452	$20,018,747	5.4%
Total Senior Secured Notes		$287,161,216	$285,258,290	76.4%

Subordinated Debt

IT Consulting
Unitek Global Services, Inc.
Holdco PIK Debt Cash 0.00%, 15.00% PIK, due July 13, 2019(3)(5)(14)	$838,942	$837,660	$851,526
Total IT Consulting		$837,660	$851,526	0.2%
Total Subordinated Debt		$837,660	$851,526	0.2%

Collateralized Loan Obligation - Debt Investments

Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 12.95% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$925,000	$925,000

Jamestown CLO V Ltd.
CLO secured class F notes, 7.58% (LIBOR + 5.85%), due January 17, 2027(4)(5)(11)(12)(15)	4,000,000	3,345,977	3,513,200
Total Structured Finance		$4,270,977	$4,438,200	1.2%
Total Collateralized Loan Obligation - Debt Investments		$4,270,977	$4,438,200	1.2%

Collateralized Loan Obligation - Equity Investments

Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 14.33% due April 30, 2031(9)(11)(12)(17)	$6,000,000	$3,742,397	$3,300,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 16.14% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,730,450	5,556,214

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 17.81% due January 18, 2029(9)(11)(12)(17)	9,250,000	6,026,677	6,374,452

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield 0.00% due December 20, 2023(9)(10)(11)(12)(17)	23,000,000	2,482,313	-

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 11.88% due March 09, 2025(9)(11)(12)(17)	18,000,000	13,648,713	12,240,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.09% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,087,710	6,930,000

CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 14, 2024(9)(10)(11)(12)(17)	12,750,000	4,867	-

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 9.21% due July 22, 2026(9)(11)(12)(17)	10,000,000	6,638,878	5,500,000

Galaxy XVIII CLO, Ltd.
CLO subordinated notes, estimated yield 25.04% due July 15, 2031(9)(11)(12)(17)	2,000,000	938,476	935,409

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 7.14% due April 25, 2025(9)(10)(11)(12)(17)	4,670,000	1,131,725	1,027,400

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield 2.55% due October 18, 2026(9)(11)(12)(17)	5,000,000	2,286,087	1,100,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 17.74% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,075,714	7,692,869

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 1.64% due January 17, 2027(9)(11)(12)(17)	8,000,000	4,593,630	2,480,000

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 8.20% due January 15, 2026(9)(11)(12)(17)	14,200,000	6,344,826	4,544,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 14.74% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,331,860	5,964,750

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 15.99% due October 25, 2026(9)(11)(12)(17)	3,000,000	1,842,439	1,770,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 21.68% due August 21, 2031(9)(11)(12)(17)	6,000,000	4,493,041	4,950,000

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)

June 30, 2018

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation - Equity Investments (continued)
Structured Finance - (continued)

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 11.84% due July 17, 2026(9)(11)(12)(17)	$14,447,790	$9,686,437	$7,946,285

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 21.49% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,611,922	7,717,005

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 21.98% due April 17, 2028(9)(11)(12)(14)(17)	28,500,000	19,232,437	19,168,087

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 17.22% due August 28, 2029(9)(11)(12)(17)	5,250,000	3,298,926	2,835,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 17.15% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,308,462	4,045,291

Venture XXIV CLO, Ltd.
CLO subordinated notes, estimated yield 16.24% due October 20, 2028(9)(11)(12)(17)	3,750,000	3,391,814	3,412,500

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 16.93% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,904,173	10,914,750

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 20.08% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,539,812	5,735,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 13.41% due January 15, 2024(9)(11)(12)(17)	7,500,000	4,736,245	4,054,501

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 22.31% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,143,899	8,610,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	961,774
Total Structured Finance		$161,378,930	$145,765,287	39.0%
Total Collateralized Loan Obligation - Equity Investments		$161,378,930	$145,765,287	39.0%

Common Stock
IT Consulting

Unitek Global Services
common equity(7)(14)	1,244,188	$684,960	$4,031,169
Total IT Consulting		$684,960	$4,031,169	1.1%
Total Common Stock		$684,960	$4,031,169	1.1%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Senior Preferred Equity(7)(14)	3,002,455	$2,762,421	$3,572,921
Series A Preferred Equity(7)(14)	5,706,866	3,677,000	9,016,848
Total IT Consulting		$6,439,421	$12,589,769	3.4%
Total Preferred Equity		$6,439,421	$12,589,769	3.4%

Warrants
IT Consulting
Unitek Global Services, Inc.
Warrants to purchase common stock(7)(14)	159,795	$-	$-
Total IT Consulting		$-	$-	0.0%
Total Warrants		$-	$-	0.0%

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a "Ai Squared")
Earnout payments(7)(18)		500,000	-
Total Software		$500,000	$-	0.0%
Total Other Investments		$500,000	$-	0.0%

Total Investments in Securities(8)		$461,273,164	$452,934,241	121.3%

Cash Equivalents
First American Government Obligations Fund(19)		$124,238,303	$124,238,303
Total Cash Equivalents		$124,238,303	$124,238,303	33.3%
Total Investments in Securities and Cash Equivalents		$585,511,467	$577,172,544	154.6%

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) — (continued)

June 30, 2018

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

(3) Portfolio includes $6,655,186 of principal amount of debt investments which contain a PIK provision at June 30, 2018.

(4) Notes bear interest at variable rates.

(5) Cost value reflects accretion of original issue discount or market discount.

(6) Cost value reflects repayment of principal.

(7) Non-income producing at the relevant period end.

(8) Aggregate gross unrealized appreciation for federal income tax purposes is $20,151,038; aggregate gross unrealized depreciation for federal income tax purposes is $69,173,054. Net unrealized depreciation is $49,022,016 based upon a tax cost basis of $501,956,257

(9) Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.

(10) The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”

(11) Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, the Company held qualifying assets that represented 71.8% of its total assets.

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

(19) Represents cash equivalents held in money market accounts as of June 30, 2018.

(20) The fair value of the investment was determined using signifi cant unobservable inputs. See “Note 4. Fair Value.”

(21) All or a portion of this investment represents collateral under the Credit Facility.

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes – (continued)
Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 11.89% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)	$1,500,000	$1,458,866	$1,492,515

Lighthouse Network
senior secured notes, 6.07% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(16)	3,500,000	3,482,683	3,506,580
second lien senior secured notes, 10.07% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(16)	12,000,000	11,880,523	11,940,000
Total Financial Intermediaries		$16,822,072	$16,939,095	4.4%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 6.94% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(15)	$2,992,500	$2,935,933	$3,003,722
second lien senior secured notes, 10.94% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(6)(15)	10,000,000	9,805,957	9,950,000
Total Healthcare		$12,741,890	$12,953,722	3.3%

IT Consulting
Unitek Global Services, Inc.
first lien senior secured tranche B term loan, 10.20% (LIBOR + 8.50%), (1.00% floor) due January 13, 2019(4)(5)(15)	$2,638,748	$2,627,442	$2,665,135
Total IT Consulting		$2,627,442	$2,665,135	0.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.07% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)	$10,573,496	$10,555,951	$10,406,118
Total Logistics		$10,555,951	$10,406,118	2.7%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 6.63% (LIBOR + 5.25%), (1.00% floor) due June 01, 2022(4)(5)(6)(15)	$11,374,901	$11,300,971	$11,431,776
Total Printing and Publishing		$11,300,971	$11,431,776	2.9%

Software
ECI Software Solutions
second lien senior secured notes, 9.69% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(15)	$15,000,000	$14,898,256	$14,925,000
Help/Systems Holdings, Inc.
second lien senior secured notes, 11.19% (LIBOR + 9.50%), (1.00% floor) due October 8, 2022(4)(5)(15)	10,000,000	9,719,036	9,841,700
Total Software		$24,617,292	$24,766,700	6.4%

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

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

December 31, 2017

COMPANY/INVESTMENT(1)(20)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation – Equity Investments – (continued)
Structured Finance – (continued)
Ares XXVI CLO Ltd.
CLO subordinated notes, estimated yield 0.60% due April 15, 2025(9)(11)(12)(17)	$17,630,000	$3,939,835	$1,969,952

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 21.86% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,714,900	6,485,378

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield -3.04% due December 20, 2023(9)(11)(12)(17)	23,000,000	9,100,628	4,140,000

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 14.01% due March 09, 2025(9)(11)(12)(17)	18,000,000	13,720,760	13,320,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 13.91% due October 20, 2028(9)(11)(12)(17)	7,700,000	6,979,156	6,776,000

CIFC Funding 2012-1, Ltd.
CLO subordinated notes, estimated yield 0.00% due August 14, 2024(9)(10)(11)(12)(17)	12,750,000	213,307	223,125

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 11.67% due July 22, 2026(9)(11)(12)(17)	10,000,000	6,865,057	6,200,000

Galaxy XVII CLO, Ltd.
CLO subordinated notes, estimated yield 35.05% due July 15, 2026(9)(11)(12)(17)	2,000,000	887,235	815,304

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 12.95% due April 25, 2025(9)(11)(12)(17)	4,670,000	2,567,366	2,521,800

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -4.73% due October 18, 2026(9)(11)(12)(17)	5,000,000	2,710,747	1,500,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 17.49% due October 20, 2029(9)(11)(12)(17)	10,800,000	8,973,086	8,053,212

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield 9.42% due January 17, 2027(9)(11)(12)(17)	8,000,000	4,841,345	2,880,000

KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 19.78% due January 15, 2026(9)(11)(12)(17)	14,200,000	6,731,819	5,254,000

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

CONSOLIDATED SCHEDULE OF INVESTMENTS — (continued)

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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$5,851,355	$6,717,197	$11,673,092	$13,789,404
Income from securitization vehicles and investments	6,100,764	9,426,014	12,903,628	17,995,617
Other income	465,203	768,682	1,087,186	1,510,171
Total investment income from non-affiliated investments	12,417,322	16,911,893	25,663,906	33,295,192
From affiliated investments:
Interest income – debt investments	101,400	100,260	201,616	182,441
Total investment income from affiliated investments	101,400	100,260	201,616	182,441
Total investment income	12,518,722	17,012,153	25,865,522	33,477,633

EXPENSES
Base management fee	1,742,391	2,182,173	3,422,205	4,452,175
Interest expense	1,250,694	4,128,335	2,376,774	7,433,918
Professional fees	348,159	589,841	505,077	1,342,234
Compensation expense	216,133	203,339	476,222	438,373
General and administrative	433,624	651,417	834,195	1,217,163
Total expenses before incentive fee	3,991,001	7,755,105	7,614,473	14,883,863
Net investment income incentive fee	839,710	1,210,141	1,839,942	2,263,621
Capital gains incentive fee	—	—	—	—
Total incentive fees	839,710	1,210,141	1,839,942	2,263,621
Total expenses	4,830,711	8,965,246	9,454,415	17,147,484
Net investment income	7,688,011	8,046,907	16,411,107	16,330,149

Net change in unrealized appreciation/depreciation on investments
Non-Affiliated investments	(2,477,460)	1,499,946	874,142	10,759,231
Affiliated investments	2,737,099	(466,884)	1,863,529	(78,111)
Total net change in unrealized appreciation/depreciation on investments	259,639	1,033,062	2,737,671	10,681,120

Net realized (losses)/gains
Non-Affiliated investments	(1,045,739)	542,959	(756,804)	(4,925,712)
Extinguishment of debt	—	(505,032)	—	(913,702)
Total net realized (losses)/gains	(1,045,739)	37,927	(756,804)	(5,839,414)
Net increase in net assets resulting from operations	$6,901,911	$9,117,896	$18,391,974	$21,171,855

Net increase in net assets resulting from net investment income per common share:
(Basic and Diluted)	$0.15	$0.16	$0.32	$0.32

Net increase in net assets resulting from operations per common share:
(Basic and Diluted)	$0.14	$0.18	$0.36	$0.41

Weighted average shares of common stock outstanding:
Basic	50,086,563	51,479,409	50,640,236	51,479,409
Diluted	50,086,563	59,727,707	50,640,236	59,727,707
Distributions per share	$0.20	$0.20	$0.40	$0.40

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months
	Ended June 30, 2018 (unaudited)	Year Ended December 31, 2017
Increase in net assets from operations:
Net investment income	$16,411,107	$30,726,730
Net change in unrealized appreciation/depreciation on investments	2,737,671	23,040,171
Net realized losses	(756,804)	(10,157,230)
Net increase in net assets resulting from operations	18,391,974	43,609,671
Distributions to stockholders
Distributions from net investment income	(20,121,580)	(33,752,176)
Tax return of capital distributions	—	(7,431,351)
Total distributions to stockholders	(20,121,580)	(41,183,527)
Capital share transactions:
Repurchase of common stock	(13,281,312)	—
Net decrease in net assets from capital share transactions	(13,281,312)	—
Total (decrease)/increase in net assets	(15,010,918)	2,426,144
Net assets at beginning of period	388,418,642	385,992,498
Net assets at end of period (including over distributed net investment income of $28,782,735 and $25,072,262, respectively)	$373,407,724	$388,418,642
Capital share activity:
Shares repurchased	(2,071,800)	—
Net decrease in capital share activity	(2,071,800)	—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$18,391,974	$21,171,855
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Accretion of discounts on investments	(365,670)	(582,992)
Accretion of discount on notes payable and deferred debt issuance costs	163,628	545,247
Increase in investments due to PIK	(139,424)	(111,212)
Payment of original discount on TICC CLO 2012-1 LLC	—	(693,253)
Purchases of investments	(64,163,990)	(133,934,917)
Repayments of principal	68,559,380	108,714,373
Proceeds from the sale of investments	3,235,410	131,410,627
Net realized losses	756,804	5,839,414
Reductions to CLO equity cost value	9,718,834	28,180,587
Net change in unrealized appreciation/depreciation on investments	(2,737,671)	(10,681,120)
Decrease in interest and distributions receivable	1,328,218	2,862,187
Increase in other assets	(174,316)	(357,680)
Increase (decrease) in accrued interest payable	121,114	(122,849)
Decrease in base management fee and net investment income incentive fee payable	(123,998)	(281,067)
Decrease in accrued expenses	(67,528)	(99,218)
Net cash provided by operating activities	34,502,765	151,859,982

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid	(20,121,580)	(20,591,765)
Repurchase of common stock	(13,281,312)	—
Proceeds from issuance of credit facility	95,193,113	—
Deferred debt issuance costs	(212,046)	(2,260,868)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	—	(55,204,316)
Proceeds from issuance of 6.50% unsecured notes	—	64,370,255
Net cash provided by financing activities	61,578,175	(13,686,724)
Net increase in cash, cash equivalents and restricted cash	96,080,940	138,173,258
Cash equivalents and restricted cash, beginning of period	30,013,842	11,713,334
Cash equivalents and restricted cash, end of period	$126,094,782	$149,886,592

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,046,016	$7,011,420

NON-CASH ACTIVITIES
Securities sold not settled	$—	$10,209,285
Securities purchased not settled	$49,359,978	$2,956,250

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The Company’s consolidated operations include the activities of its wholly-owned subsidiaries, Oxford Square Funding 2018 LLC (“OXSQ Funding”) and TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”), for the periods during which they were held. OXSQ Funding, a special purpose vehicle, was formed for the purpose of entering into a credit facility (the “Credit Facility”) with Citibank, N.A. TICC CLO 2012-1 was formed for the purpose of enabling the Company to obtain debt financing and is operated solely for the investment activities of the Company. TICC CLO 2012-1 ceased operations on August 25, 2017. During the quarter ended December 31, 2017, the Company, as collateral manager of TICC CLO 2012-1, dissolved TICC CLO 2012-1 pursuant to Delaware law by filing a certificate of cancellation with the Secretary of State in Delaware. Refer to “Note 6. Borrowings” for additional information on the Company’s borrowings.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OXSQ Funding and TICC CLO 2012-1, for the periods during which they are held. All inter-company accounts and transactions have been eliminated in consolidation.

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
June 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. TICC CLO 2012-1 would have been considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owned all of the equity in this entity and controlled the decision making power that drove its economic performance. Accordingly, the Company consolidated TICC CLO 2012-1 in its financial statements, for the periods which it was held, and follows the accounting and reporting guidance in ASC 946-810. The Company also consolidated OXSQ Funding in its financial statements, for the periods which it is held in accordance with ASC 946-810.

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

Restricted cash represents the cash held by the trustees of OXSQ Funding. The amounts are held by the trustees for payment of interest expense and operating expenses of the entities, principal repayments on borrowings, or new investments, based upon the terms of the respective indenture, and are not available for general corporate purposes. There was approximately $1.9 million of restricted cash held by the trustee of OXSQ Funding as of June 30, 2018. There was no restricted cash as of December 31, 2017.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of June 30, 2018.

The Board determines the value of its investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. The Company may engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although the Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the Consolidated Statements of Operations as Net Change in Unrealized Appreciation/Depreciation on Investments.

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated investments that we own may not be determinative of their fair value or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management prepares an analysis of each syndicated loan, including a financial summary, debt covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

Collateralized Loan Obligations — Debt and Equity

The Company has acquired a number of debt and equity positions in collateralized loan obligation (“CLO”) investment vehicles and CLO warehouse investments. These investments are special purpose financing vehicles. In valuing such investments, the Company considers the indicative prices provided by a recognized industry pricing service as a primary source, and the implied yield of such prices, supplemented by actual trades executed in the market at or around period-end, as well as the indicative prices provided by the broker who arranges transactions in such investment vehicles. The Company also considers those instances in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require a downward adjustment to the indicative price representing substantially all of the pending distribution. Additional factors include any information resulting from bids-wanted-in-competition. In addition, the Company considers the operating metrics of the specific investment vehicle, including compliance with collateralization tests, defaulted and restructured securities, and payment defaults, if any. Oxford Square Management or the Valuation Committee may request an additional analysis by a third-party firm to assist in the valuation process of CLO investment vehicles. All information is presented to the Board for its determination of fair value of these investments.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of June 30, 2018 and as of December 31, 2017, the Company had no investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. This amortization expense is included in interest expense in the Company’s consolidated financial statements. Upon early termination of debt, or a credit facility, the remaining balance of unamortized fees related to such debt is accelerated into realized losses on extinguishment of debt on the Company’s statement of operations. Deferred debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability.

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
June 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through June 30, 2018, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2018 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at June 30, 2018 and December 31, 2017, was approximately $501,956,257 and $454,683,941, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they would have a material impact on the Company’s consolidated financial statements and disclosures.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance as of January 1, 2018 and upon adoption of the standard, restricted cash was included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows for the six months ended June 30, 2018 and 2017.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of June 30, 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$285.3	285.3
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	4.4	4.4
CLO Equity	—	—	145.8	145.8
Equity and Other Investments	—	—	16.6	16.6
Total Investments at fair value	—	—	$452.9	452.9
Cash equivalents	124.2	—	—	124.2
Total assets at fair value	$124.2	$—	$452.9	577.1

The Company’s assets measured at fair value on a recurring basis at December 31, 2017 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$242.2	$242.2
Subordinated Debt	—	—	0.8	0.8
CLO Debt	—	—	4.7	4.7
CLO Equity	—	—	156.0	156.0
Equity and Other Investments	—	—	14.7	14.7
Total Investments at fair value	—	—	418.4	418.4
Cash equivalents	30.0	—	—	30.0
Total assets at fair value	$30.0	$—	$418.4	$448.4

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2018 and December 31, 2017, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of June 30, 2018	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$238.0	Market quotes	NBIB(3)	79.0% – 101.0%/98.0%	NA
	1.5	Yield Analysis	Discount Margin	6.9%/ ncm(4)	Decrease
	43.3	Recent transactions	Actual trade/payoff(5)	97.0% – 104.9%/100.4%	NA
	2.5	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate(8)	6.5x – 7.0x/ncm(4) 7.1% – 8.4%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate(8)	6.5x – 7.0x/ncm(4) 7.1% – 10.6%/ncm(4)	Increase Decrease
CLO Debt	4.4	Market quotes	NBIB(3)	87.8% – 92.5%/88.8%	NA
CLO Equity	138.7	Market quotes	NBIB(3)	22.0% – 110.0%/53.5%	NA
	1.0	Discounted cash flow(9)	Discount rate(8)	12.1% – 15.4%/15.2%	Decrease
	6.1	Recent transactions	Actual trade/payoff(5)	22.0% – 82.5%/55.0%	N/A
Equity and Other Investments	16.6	Enterprise value(6)	EBITDA(7)/ Market multiples(7)	$39.5/ncm(4) 6.5x – 7.0x/ncm(4)	Increase Increase
Total Fair Value for Level 3 Investments	$452.9

(1)	Weighted averages are calculated based on fair value of investments.
(2)	The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
(3)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(4)	The calculation of weighted average for a range of values, for a single investment within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(6)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(7)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

(8)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(9)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company will also consider those investments in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$214.9	Market quotes	NBIB(3)	77.6% – 100.6%/98.1%	NA
	1.5	Yield Analysis	Discount Margin	10.8%/ncm(4)	Decrease
	23.1	Recent transactions	Actual trade/payoff(5)	95.0% – 100.4%/95.7%	NA
	2.7	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate (8)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate(8)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
CLO Debt	4.7	Market quotes	NBIB(3)	86.8% – 100.0%/89.9%	NA
CLO Equity	154.6	Market quotes	NBIB(3)	1.8% – 113.0%/51.3%	NA
	1.4	Discounted cash flow(9)	Discount rate(8)	11.5% – 27.6%/15.4%	Decrease
Equity and Other Investments	14.7	Enterprise value(6)	EBITDA(7)/ Market multiple(7)	$41.6/ncm(4) 5.5x – 6.0x/ncm(4)	Increase Increase
Total Fair Value for Level 3 Investments	$418.4

(1)	Weighted averages are calculated based on fair value of investments.
(2)	The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
(3)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(4)	The calculation of weighted average for a range of values, for a single investment within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(5)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(6)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(7)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.
(8)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(9)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company will also consider those investments in which the record date for an equity distribution payment falls on the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2018 and the level of each financial liability within the fair value hierarchy:

($ in thousands)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$62,501	$66,276	$—	$66,276	$—
Credit Facility(3)	94,984	95,193	—	—	95,193
Total	$157,485	161,469	—	66,276	$95,193

(1)	Carrying value is net of deferred debt issuance costs. As of June 30, 2018 the unamortized debt issuance costs were approximately $1.9 million for the 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) and approximately $0.2 million for the OXSQ Funding Credit Facility.
(2)	Fair value is based upon the closing price on the last day of the period. The 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) are listed on the NASDAQ Global Select Market (trading symbol OXSQL).
(3)	Fair value represents the par amount of the Credit Facility.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the three months ended June 30, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at March 31, 2018(1)	$241.9	$0.8	$3.5	$154.2	$13.9	$414.2
Realized gains (losses) included in earnings	0.8	—	—	(1.8)	—	(1.0)
Unrealized appreciation (depreciation) included in earnings	(1.8)	—	—	(0.6)	2.7	0.3
Accretion of discount	0.2	—	—	—	—	0.2
Purchases	87.9	—	0.9	—	—	88.8
Repayments and Sales	(43.7)	—	—	(0.2)	—	(43.9)
Reductions to CLO equity cost value(2)	—	—	—	(5.8)	—	(5.8)
Payment-in-Kind income	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at June 30, 2018(1)	$285.3	$0.8	$4.4	$145.8	$16.6	$452.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.3)	$—	$—	$(2.5)	$2.7	$(1.1)

(1)	Totals may not sum due to rounding.
(2)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $11.9 million and the effective yield interest income of approximately $6.1 million.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the six months ended June 30, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2017	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Realized (losses) gains included in earnings	1.0	—	0.1	(1.9)	0.1	(0.7)
Unrealized appreciation included in earnings	(0.8)	—	—	1.8	1.8	2.8
Accretion of discount	0.4	—	—	—	—	0.4
Purchases	112.6	—	0.9	—	—	113.5
Repayments and Sales	(70.2)	—	(1.3)	(0.4)	—	(71.9)
Reductions to CLO equity cost value(1)	—	—	—	(9.7)	—	(9.7)
Payment-in-Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at June 30, 2018(2)	$285.3	$0.8	$4.4	$145.8	$16.6	$452.9
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.1)	$—	$—	$(0.5)	$1.9	$0.3

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $22.6 million and the effective yield interest income of approximately $12.9 million.
(2)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized (losses) gains included in earnings	2.4	—	0.2	(12.1)	2.5	(7.0)
Unrealized appreciation included in earnings	11.3	0.1	0.3	10.5	0.8	23.0
Accretion of discount	1.0	—	—	—	—	1.0
Purchases	94.3	—	4.5	107.0	3.0	208.8
Repayments and Sales	(235.4)	—	(3.0)	(113.1)	(4.2)	(355.7)
Reductions to CLO equity cost value(1)	—	—	—	(37.1)	—	(37.1)
Payment-in-Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2017(2)	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations(2)	$4.5	$—	$0.3	$(4.1)	$3.2	$4.0

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.
(2)	Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$285.3	63.0%	$242.2	57.9%
Subordinated Debt	0.8	0.2%	0.8	0.2%
CLO Debt	4.4	1.0%	4.7	1.1%
CLO Equity	145.8	32.2%	156.0	37.3%
Equity and Other Investments	16.6	3.6%	14.8	3.5%
Total(1)	$452.9	100.0%	$418.4	100.0%

(1)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of June 30, 2018 and December 31, 2017, respectively, cash, cash equivalents and restricted cash were as follows:

($ in millions)	June 30, 2018	December 31, 2017
Cash	$—	$—
Cash Equivalents	124.2	30.0
Restricted Cash	1.9	—
Total Cash, Cash Equivalents and Restricted Cash	$126.1	$30.0

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3 — Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 332.7%.

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

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of June 30, 2018 and December 31, 2017. Fair values of the Company’s notes payable are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL). The Credit Facility fair value represents the par amount of the debt obligation as of June 30, 2018.

	As of
	June 30, 2018			December 31, 2017
($ in thousands)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes(1)	$64,370	$62,501	$66,276	$64,370	$62,340	$66,546
Credit Facility(2)	95,193	94,984	95,193	—	—	—
Total	$159,563	$157,485	$161,469	$64,370	$62,340	$66,546

(1)	The carrying value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of June 30, 2018 and December 31, 2017, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes was approximately $1.9 million and $2.0 million, respectively.
(2)	As of June 30, 2018, the total unamortized deferred issuance costs for the Credit Facility was approximately $0.2 million. The Credit Facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2018 were 5.35% and 3.5 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.0	$—	$81.0	$1,127.0
Credit Facility	121.1	—	2.6	123.7
Total	$1,167.1	$—	$83.6	$1,250.7

	Six Months Ended June 30, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$2,092.0	$—	$161.1	$2,253.1
Credit Facility	121.1	—	2.6	123.7
Total	$2,213.1	$—	$163.7	$2,376.8

	Three Months Ended June 30, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$199.8	$8.0	$—	$207.8
TICC CLO 2012-1 LLC Class B-1 Notes	232.9	13.6	—	246.5
TICC CLO 2012-1 LLC Class C-1 Notes	340.6	22.8	—	363.4
TICC CLO 2012-1 LLC Class D-1 Notes	364.0	25.7	—	389.7
TICC CLO 2012-1 amortization of deferred debt	—	—	33.0	33.0
Convertible Notes	1,772.6	—	126.9	1,899.5
6.50% Unsecured Notes	918.2	—	70.2	988.4
Total	$3,828.1	$70.1	$230.1	$4,128.3

	Six Months Ended June 30, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$581.6	$23.8	$—	$605.4
TICC CLO 2012-1 LLC Class B-1 Notes	456.7	27.0	—	483.7
TICC CLO 2012-1 LLC Class C-1 Notes	669.7	45.3	—	715.0
TICC CLO 2012-1 LLC Class D-1 Notes	717.1	51.0	—	768.1
TICC CLO 2012-1 amortization of deferred debt	—	—	75.6	75.6
Convertible Notes	3,545.3	—	252.4	3,797.7
6.50% Unsecured Notes	918.2	—	70.2	988.4
Total	$6,888.6	$147.1	$398.2	$7,433.9

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

Notes Payable — Credit Facility

On June 21, 2018, OXSQ Funding, a special purpose vehicle and wholly-owned subsidiary of OXSQ, entered into a Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility is based on the London Interbank Offered Rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding has borrowed approximately $95.2 million. The Credit Facility has a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 will be due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding will be due and payable. On June 21, 2020, all remaining principal and accrued and unpaid interest will be due and payable.

The Credit Facility is collateralized by a pool of loans initially consisting of loans sold by OXSQ to OXSQ Funding. OXSQ may sell and contribute additional loans to OXSQ Funding from time to time. OXSQ will act as the collateral manager of the loans owned by OXSQ Funding, and has retained a residual interest through its ownership of OXSQ Funding.

As of June 30, 2018, there were 24 investments in portfolio companies with a total fair value of approximately $220.8 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The aggregate accrued interest payable on the Credit Facility as of June 30, 2018 was approximately $0.1 million. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of June 30, 2018, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $0.2 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The first interest payment date is on September 21, 2018. The effective annualized interest rate for the three months ended June 30, 2018 was approximately 4.68%.

Notes Payable — 6.50% Unsecured Notes Due 2024

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of the 6.50% Unsecured Notes. The 6.50% Unsecured Notes will mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes will bear interest at a rate of 6.50% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, which commenced June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of June 30, 2018 was approximately $12,000. As of June 30, 2018, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $1.9 million. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the statements of operations. The cash paid and the effective annualized interest rate for the three months ended June 30, 2018 were approximately $1.0 million and 7.02%, respectively. The cash paid and the effective annualized interest rate for the three months ended June 30, 2017 were approximately $0.9 million and 7.01%, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 from repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the statement of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in the statement of operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the three months ended June 30, 2017 were approximately $3.5 million and 8.06%, respectively.

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
June 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

In connection with the August 25, 2017 repayment of approximately $73.4 million of the Class A-1, B-1, C-1 and D-1 notes, the Company incurred debt extinguishment costs of approximately $2.2 million, which consisted of approximately $1.6 million in accelerated note discount expense and approximately $0.6 million in accelerated deferred debt issuance costs.

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in statement of operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the three months ended June 30, 2017 were $1.2 million and 5.49%, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company pays Oxford Square Management a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee (the “Base Fee”) based on its gross assets, as described below, and an incentive fee based on its performance. The cost of both the Base Fee payable to Oxford Square Management and any incentive fees earned by Oxford Square Management are ultimately borne by the Company’s common stockholders.

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

The following table represents the Base Fee for the three and six months ended June 30, 2018 and 2017, respectively:

($ in millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Base Fee	$1.7	$2.2	$3.4	$4.5

The Base Fee payable to Oxford Square Management as of June 30, 2018 and December 31, 2017 was approximately $1.7 million and $1.7 million, respectively.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended June 30, 2018 and June 30, 2017 were 7.20% and 6.93%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the Net Investment Income Incentive Fees for the three and six months ended June 30, 2018 and 2017, respectively:

($ in millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Investment Income Incentive Fee	$0.8	$1.2	$1.8	$2.3

The Net Investment Income Incentive Fee payable to Oxford Square Management as of June 30, 2018 and December 31, 2017 was approximately $0.8 million and $1.0 million, respectively.

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

The amount of Capital Gains Incentive Fee expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses on investments) would only become payable to Oxford Square Management in the event of a complete liquidation of the Company’s portfolio as of period end and the termination of the Investment Advisory Agreement on such date. Also, the Capital Gains Incentive Fee expense fluctuates with the Company’s overall investment results.

There were no Capital Gains Incentive Fees incurred during the three months ended June 30, 2018 and 2017. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of June 30, 2018 and December 31, 2017.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

For the three months ended June 30, 2018 and 2017, the Company incurred approximately $216,000 and $203,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the six months ended June 30, 2018 and 2017 the Company incurred approximately $476,000 and $438,000, respectively in compensation expenses. Further, the Company incurred approximately $21,000 and $4,000 for facility costs allocated under the Administration Agreement for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred approximately $26,000 and $32,000, respectively. As of June 30, 2018 and December 31, 2017, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$7,688,011	$8,046,907	$16,411,107	$16,330,149
Weighted average common shares outstanding – basic	50,086,563	51,479,409	50,640,236	51,479,409
Net increase in net assets resulting from net investment income per common share – basic	$0.15	$0.16	$0.32	$0.32
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$7,688,011	$8,046,907	$16,411,107	$16,330,149
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees(1)(2)	—	—	—	—
Net investment income, as adjusted	$7,688,011	$8,046,907	$16,411,107	$16,330,149
Weighted average common shares outstanding – basic	50,086,563	51,479,409	50,640,236	51,479,409
Share adjustments for dilutive effect of Convertible Notes(1)(2)		—		—
Weighted average common shares outstanding – diluted	50,086,563	51,479,409	50,640,236	51,479,409
Net increase in net assets resulting from net investment income per common share – diluted	$0.15	$0.16	$0.32	$0.32

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations	$6,901,911	$9,117,896	$18,391,974	$21,171,855
Weighted average common shares outstanding – basic	50,086,563	51,479,409	50,640,236	51,479,409
Net increase in net assets resulting from operations per common share – basic	$0.14	$0.18	$0.36	$0.41
Net increase in net assets resulting from operations per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$6,901,911	$9,117,896	$18,391,974	$21,171,855
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees(1)(2)	—	—	—	3,038,148
Net increase in net assets resulting from operations, as adjusted	$6,901,911	$9,117,896	$18,391,974	$24,210,003
Weighted average common shares outstanding – basic	50,086,563	51,479,409	50,640,236	51,479,409
Share adjustments for dilutive effect of Convertible Notes(1)(2)	—	—	—	8,248,298
Weighted average common shares outstanding – diluted	50,086,563	51,479,409	50,640,236	59,727,707
Net increase in net assets resulting from operations per common share – diluted(3)	$0.14	$0.18	$0.36	$0.41

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 8. EARNINGS PER SHARE (cont.)

(1)	Subsequent to the maturity and full repayment of the Convertible Notes on November 1, 2017, there are no dilutive potential common shares or adjustments for purposes of the computation of diluted earnings per share.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2017, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted net increase in net assets resulting from net investment income per common share for the three and six months ended June 30, 2017 and diluted net increase in net assets resulting from operations per common share for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees	$1,519,632	$3,038,148
Share adjustments for dilutive effect of the Convertible Notes	8,248,298	8,248,298
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees	$1,519,632	$—
Share adjustments for dilutive effect of the Convertible Notes	8,248,298	—

(3)	Net increase in net assets resulting from operations per common share – diluted for the six months ended June 30, 2017 is dilutive on a rounded basis.

NOTE 9. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify to be taxed as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution each quarter is determined by the Board and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with U.S. federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. For the six months ended June 30, 2018, the Company has paid cumulative distributions of approximately $20.1 million from net investment income.

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

The Company has adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended June 30, 2018 and 2017, the Company did not issue any new shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended June 30, 2018 and 2017, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 23,610 shares and 45,148 shares, respectively, of our common stock for approximately $0.2 million and $0.3 million, respectively, in the open market to satisfy the reinvestment portion of our dividends. On June 29, 2018, the Company paid a distribution of $0.20 per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 9. DISTRIBUTIONS (cont.)

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

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of June 30, 2018 and December 31, 2017 was $7.56 and $7.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE REPURCHASE PROGRAM

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the three months ended June 30, 2018, under that repurchase program, the Company repurchased 1,081,540 shares of outstanding common stock for approximately $7.3 million, while complying with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The remaining cost of shares that may be repurchased under the program was $11.7 million as of June 30, 2018. In addition, repurchases were conducted in accordance with the 1940 Act.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Shares repurchased	1,081,540	—	2,071,800	—
Dollar amount repurchased	$7,333,822	—	$13,281,312	—
Average price per share (including commission)	$6.78	—	$6.41	—
Weighted average discount to net asset value	10.3%	—	15.2%	—
Remaining cost of shares that may be repurchased	$11,718,688	—	$11,718,688	—

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest income
Stated interest income	$5,658,165	$6,461,033	$11,320,956	$13,245,672
Original issue discount and market discount income	167,431	272,960	365,670	582,992
Payment-in-kind income	80,103	57,682	139,424	113,901
Discount income derived from unscheduled remittances at par	47,056	25,782	48,658	29,280
Total interest income	$5,952,755	$6,817,457	$11,874,708	$13,971,845
Income from securitization vehicles	$6,100,764	$9,426,014	$12,903,628	$17,995,617
Other income
Fee letters	$184,416	$395,958	$459,331	$737,200
Loan prepayment and bond call fees	48,000	95,852	288,000	270,212
All other fees	232,787	276,872	339,855	502,759
Total other income	$465,203	$768,682	$1,087,186	$1,510,171
Total investment income	$12,518,722	$17,012,153	$25,865,522	$33,477,633

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and six months ended June 30, 2018 and June 30, 2017, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of June 30, 2018, the Company had commitments to purchase additional investments of approximately $1.1 million.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Per Share Data
Net asset value as of beginning of period	$7.60	$7.53	$7.55	$7.50
Net investment income(1)	0.15	0.16	0.32	0.32
Net realized and unrealized (losses)/gains(2)	(0.01)	0.02	0.04	0.09
Net change in net asset value from operations	0.14	0.18	0.36	0.41
Distributions per share from net investment income	(0.20)	(0.20)	(0.40)	(0.40)
Distributions based on weighted average share impact	—	—	—	—
Total distributions(3)	(0.20)	(0.20)	(0.40)	(0.40)
Effect of shares repurchased, gross	0.02	—	0.05	—
Net asset value at end of period	$7.56	$7.51	$7.56	$7.51
Per share market value at beginning of period	$6.11	$7.38	$5.74	$6.61
Per share market value at end of period	$6.90	$6.34	$6.90	$6.34
Total return based on market value(4)	16.20%	(11.38)%	27.74%	1.62%
Total return based on net asset value(5)	2.11%	2.34%	5.43%	5.43%
Shares outstanding at end of period	49,407,609	51,479,409	49,407,609	51,479,409
Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	373,408	386,573	373,408	386,573
Average net assets (000’s)	379,613	387,162	383,506	387,017
Ratio of operating expenses to average net assets(6)	5.09%	9.26%	4.93%	8.86%
Ratio of net investment income to average net assets(6)	8.10%	8.31%	8.56%	8.44%
Portfolio turnover rate(7)	10.73%	18.36%	15.22%	25.23%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year.
(4)	Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Total return based on net asset value equals the increase or decrease of ending net asset value over beginning net asset value, plus distributions, divided by the beginning net asset value. Total return is not annualized.
(6)	Annualized.
(7)	Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value.
(8)	The following table provides supplemental performance ratios (annualized) measured for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Ratio of expenses to average net assets:
Operating expenses before incentive fees	4.21%	8.01%	3.97%	7.69%
Net investment income incentive fees	0.88%	1.25%	0.96%	1.17%
Ratio of expenses, excluding interest expense	3.77%	5.00%	3.69%	5.02%

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

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

Many of the companies in which the Company has made or will make investments may be susceptible to adverse economic conditions, which may affect the ability of such companies to repay the Company’s loans or engage in a liquidity event such as a sale, recapitalization, or initial public offering. Therefore, the Company’s nonperforming assets may increase, and the value of the Company’s portfolio may decrease during this period.

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

NOTE 16. SUBSEQUENT EVENTS

From July 1, 2018 through August 1, 2018, an additional 152,437 shares of the Company’s common stock settled through its share repurchase program, for an aggregate cost of approximately $1.1 million at a weighted average price per share of common stock of approximately $6.98.

On July 26, 2018, the Board declared quarterly distributions to stockholders as follows:

Per Share Distribution Amount Declared	2018 Record Dates	2018 Payable Dates
$0.20	September 14, 2018	September 28, 2018

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

Except where the context requires otherwise, the terms “OXSQ,” “Company,” “we,” “us” and “our” refer to Oxford Square Capital Corp. together with its subsidiaries, Oxford Square Funding 2018 LLC (“OXSQ Funding”) and TICC CLO 2012-1 LLC (“2012 Securitization Issuer” or “TICC CLO 2012-1”); “Oxford Square Management” refers to Oxford Square Management, LLC; and “Oxford Funds” refers to Oxford Funds, LLC.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of June 30, 2018, our debt investments had stated interest rates of between 6.08% and 15.00% and maturity dates of between 6 and 157 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.69%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of June 30, 2018, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of June 30, 2018.

Our Board determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We may engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statement of operations as net change in unrealized appreciation/ depreciation.

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

Bilateral Investments (Including Equity)

Bilateral investments for which market quotations are readily available are valued by an independent pricing agent or market maker. If such market quotations are not readily available, under the valuation procedures approved by our Board, upon the recommendation of the Valuation Committee, a third-party valuation firm will prepare valuations for each of our bilateral investments that, when combined with all other investments in the same portfolio company, (i) have a value as of the previous quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, and (ii) have a value as of the current quarter of greater than or equal to 2.5% of its total assets as of the previous quarter, after taking into account any repayment of principal during the current quarter. In addition, in those instances where a third-party valuation is prepared for a portfolio investment which meets the parameters noted in (i) and (ii) above, the frequency of those third-party valuations is based upon the grade assigned to each such security under its credit grading system as follows: Grade 1, at least annually; Grade 2, at least semi-annually; Grades 3, 4, and 5, at least quarterly. Bilateral investments which do not meet the parameters in (i) and (ii) above are not required to have a third-party valuation and, in those instances, a valuation analysis will be prepared by Oxford Square Management. Oxford Square Management also retains the authority to seek, on our behalf, additional third party valuations with respect to our bilateral portfolio securities, our syndicated loan investments, and CLO investment vehicles. Our Board retains ultimate authority as to the third-party review cycle as well as the appropriate valuation of each investment.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of June 30, 2018 and December 31, 2017, we had no investments on non-accrual status.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $452.9 million and $418.4 million as of June 30, 2018 and December 31, 2017, respectively. The increase in the value of investments during the six month period ended June 30, 2018 was due primarily to purchases of investments of approximately $113.5 million and net unrealized appreciation on our investment portfolio of approximately $2.8 million (which incorporates reductions to CLO equity cost value of $9.7 million) partially offset by debt repayments and sales of securities totaling approximately 71.9 million and net realized losses of $0.7 million. A reconciliation of the investment portfolio for the six months ended June 30, 2018 and the year ended December 31, 2017 follows:

($ in millions)	June 30, 2018	December 31, 2017
Beginning investment portfolio	$418.4	$589.9
Portfolio investments acquired	113.5	208.8
Debt repayments	(68.6)	(189.2)
Sales of securities	(3.3)	(171.4)
Reductions to CLO equity cost value(1)	(9.7)	(37.1)
Payment-in-kind	0.1	0.2
Accretion of discounts on investments(2)	0.4	1.2
Net change in unrealized appreciation/depreciation	2.8	23.0
Net realized losses on investments	(0.7)	(7.0)
Ending investment portfolio	$452.9	$418.4

(1)	For the six months ended June 30, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the six months ended June 30, 2018, of approximately $22.6 million and the effective yield interest income of approximately $12.9 million. For the year ended December 31, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2017, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio as of June 30, 2018 and December 31, 2017.

During the three months ended June 30, 2018, we purchased approximately $88.8 million in portfolio investments, including additional investments of approximately $32.2 million in existing portfolio companies and approximately $56.6 million in new portfolio companies. For the year ended December 31, 2017, we closed approximately $208.8 million in portfolio investments, including additional investments of approximately $62.6 million in existing portfolio companies and approximately $146.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended June 30, 2018 and the year ended December 31, 2017, we had debt repayments of approximately $43.7 million and $189.2 million, respectively. Also, during the three months ended June 30, 2018 and the year ended December 31, 2017, we recognized proceeds from the sales of securities of approximately $0.2 million and $171.4 million, respectively.

As of June 30, 2018, we had investments in debt securities of, or loans to, 23 portfolio companies, with a fair value of approximately $290.5 million, and equity investments of approximately $162.4 million. Our debt investments included approximately $0.1 million in capitalized PIK interest, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2017, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $247.7 million, and equity investments of approximately $170.7 million. Our debt investments included approximately $0.2 million in capitalized PIK interest.

The following table indicates the quarterly portfolio investment activity for the past six quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
June 30, 2018	$88.8	$43.7	$5.8	$0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total	$113.5	$68.6	$9.7	$3.3
December 31, 2017	$40.7	$30.2	$5.7	$17.3
September 31, 2017	31.2	50.3	3.2	12.5
June 30, 2017	89.3	57.1	16.1	60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total	$208.8	$189.2	$37.1	$171.4

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$285.3	63.0%	$242.2	57.9%
Subordinated Debt	0.8	0.2%	0.8	0.2%
CLO Debt	4.4	1.0%	4.7	1.1%
CLO Equity	145.8	32.2%	156.0	37.3%
Equity and Other Investments	16.6	3.6%	14.8	3.5%
Total(1)	$452.9	100.0%	$418.4	100.0%

(1)	Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, we held qualifying assets that represented 71.8% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$150.2	33.3%	160.7	38.4%
Business services	110.4	24.4%	67.5	16.1%
Software	60.3	13.3%	24.8	5.9%
Healthcare	28.5	6.3%	13.0	3.1%
Telecommunication services	20.0	4.4%	51.2	12.3%
IT consulting	20.0	4.4%	18.1	4.3%
Financial intermediaries	16.9	3.7%	16.9	4.0%
Diversified insurance	15.0	3.3%	15.2	3.6%
Printing and publishing	11.5	2.5%	11.4	2.8%
Logistics	10.1	2.2%	10.4	2.5%
Aerospace and defense	5.4	1.2%	5.4	1.3%
Education	4.6	1.0%	4.5	1.1%
Consumer services	—	—%	19.3	4.6%
Total	$452.9	100.0%	418.4	100.0%

(1)	Reflects our debt and equity investments in CLOs as of June 30, 2018 and December 31, 2017, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2018 and December 31, 2017, our portfolio had a weighted average grade of 2.0 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At June 30, 2018 and December 31, 2017, our debt investment portfolio was graded as follows:

		June 30, 2018
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	281.0	95.0%	277.2	95.4%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	14.7	5.0%	13.3	4.6%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.		%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$295.7	100.0	290.5	100.0%

		December 31, 2017
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	203.4	80.3%	200.2	80.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	49.9	19.7%	47.5	19.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$253.3	100.0%	$247.7	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017.

Investment Income

Investment income for the three months ended June 30, 2018 and June 30, 2017 was approximately $12.5 million and $17.0 million, respectively. For the six months ended June 30, 2018 and June 30, 2017, investment income was approximately $25.9 million and $33.5 million, respectively. The following tables set forth the components of investment income for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest income
Stated interest income	$5,658,165	$6,461,033	$11,320,956	$13,245,672
Original issue discount and market discount income	167,431	272,960	365,670	582,992
Payment-in-kind income	80,103	57,682	139,424	113,901
Discount income derived from unscheduled remittances at par	47,056	25,782	48,658	29,280
Total interest income	$5,952,755	$6,817,457	$11,874,708	$13,971,845
Income from securitization vehicles	$6,100,764	$9,426,014	$12,903,628	$17,995,617
Commitment, amendment and other fee income
Fee letters	$184,416	$395,958	$459,331	$737,200
Loan prepayment and bond call fees	48,000	95,852	288,000	270,212
All other fees	232,787	276,872	339,855	502,759
Total commitment, amendment and other fee income	$465,203	$768,682	$1,087,186	$1,510,171
Total investment income	$12,518,722	$17,012,153	$25,865,522	$33,477,633

The decrease in total investment income for the three and six months ended June 30, 2018 was primarily due to a decrease in income from securitization vehicles resulting largely from a decreased weighted average effective yield on our CLO equity portfolio. The total principal value of income producing debt investments as of June 30, 2018 and June 30, 2017 was approximately $295.7 million and $273.7 million, respectively.

As of June 30, 2018, our debt investments had stated interest rates of between 6.08% and 15.00% and maturity dates of between 6 and 157 months compared to stated interest rates of 4.75% to 15.00% and maturity dates between 18 and 94 months as of June 30, 2017. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.69% as of June 30, 2018, compared to approximately 9.48% as of June 30, 2017. The increase in the weighted average yield on our debt portfolio over the past twelve months is primarily due to our ongoing strategy of rotating the corporate loan portfolio into higher-yielding, less liquid loans.

Operating Expenses

Total expenses for the three months ended June 30, 2018 and June 30, 2017 were approximately $4.8 million and $9.0 million, respectively. Total expenses for the six months ended June 30, 2018 and June 30, 2017 were approximately $9.5 million and $17.1 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, incentive fees and general and administrative expenses.

Expenses before incentive fees for the three months ended June 30, 2018 were approximately $4.0 million, which decreased by approximately $3.8 million from the quarter ended June 30, 2017, largely attributable to lower interest expense, base management fees, and professional fees. Expenses before incentive fees for the six months ended June 30, 2018 were approximately $7.6 million, which decreased by approximately $7.3 million from the six months ended June 30, 2017, largely attributable to lower interest expense, base management fees, and professional fees.

The base management fee for the three months ended June 30, 2018 was approximately $1.7 million compared with $2.2 million for the three months ended June 30, 2017. The base management fee for the six months ended June 30, 2018 was approximately $3.4 million compared with $4.5 million for the six months ended June 30, 2017. The decrease was due largely to a decline in the weighted average gross assets due to the repayment of the TICC CLO 2012-1 LLC secured notes and the Convertible Notes, which occurred in the third and fourth quarters of 2017, respectively. As of June 30, 2018 and December 31, 2017, approximately $1.7 million of base management fees remained payable to Oxford Square Management.

Interest expense for the three months ended June 30, 2018 was approximately $1.3 million, which relates to our 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) and OXSQ Funding’s credit facility with Citibank, N.A. (the “Credit Facility”), compared to interest expense of approximately $4.1 million for the three months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 was approximately $2.4 million compared to interest expense of approximately $7.4 million for the six months ended June 30, 2017. The primary driver of the decrease was the repayment of the TICC CLO 2012-1 secured notes and the Convertible Notes. The aggregate accrued interest which remained payable as of June 30, 2018 and December 31, 2017, was approximately $133,000 and $12,000, respectively.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.3 million for the quarter ended June 30, 2018, compared to approximately $0.6 million for the quarter ended June 30, 2017. Professional fees were approximately $0.5 million and $1.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Those decreases are primarily due to lower audit and legal fees.

Compensation expenses were approximately $0.2 million for the three months ended June 30, 2018, compared to approximately $0.2 million for the three months ended June 30, 2017, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. Compensation expenses for the six months ended June 30, 2018 and June 30, 2017 were approximately $0.5 million and $0.4 million, respectively.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.4 million for the three months ended June 30, 2018, compared to approximately $0.7 million for the three months ended June 30, 2017. General and administrative expenses for the six months ended June 30, 2018 and June 30, 2017 were approximately $0.8 million and $1.2 million, respectively. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended June 30, 2018 was approximately $0.8 million, compared to $1.2 million for the three months ended June 30, 2017. The net investment income incentive fee recorded for the six months ended June 30, 2018 was approximately $1.8 million, compared to $2.3 million for the three months ended June 30, 2017.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and six months ended June 30, 2018 and June 30, 2017, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and six months ended June 30, 2018 and June 30, 2017, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three and six months ended June 30, 2018, we recognized net realized losses on investments of approximately $1.0 million and $0.8 million, respectively, which primarily reflects the sale of several CLO equity investments and full repayment of a senior secured note investment.

For the three months ended June 30, 2018, our net change in unrealized appreciation/depreciation was approximately $0.3 million, composed of $4.8 million in gross unrealized appreciation, $5.9 million in gross unrealized depreciation and approximately $1.4 relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $5.8 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended June 30, 2018 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Unitek Global Services, Inc.	$2.7
Ares XXVI CLO Ltd.	1.9
Imagine! Print Solutions	(0.9)
AMMC CLO XII, Ltd.	(0.7)
Polycom, Inc.	0.6
Premiere Global Services, Inc.	(0.6)
Catamaran CLO 2012-1 Ltd.	0.5
Net all other	(3.2)
Total	$0.3

For the six months ended June 30, 2018, our net change in unrealized appreciation/depreciation was approximately $2.7 million, composed of $9.1 million in gross unrealized appreciation, $8.9 million in gross unrealized depreciation and approximately $2.5 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $9.7 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant changes in net unrealized appreciation and depreciation during the six months ended June 30, 2018 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Catamaran CLO 2012-1 Ltd.	$2.5
Ares XXVI CLO Ltd.	2.0
Unitek Global Services, Inc.	1.9
Telos CLO 2014-5, Ltd.	1.9
Imagine! Print Solutions	(1.7)
AMMC CLO XII, Ltd.	(1.3)
Cedar Funding II CLO, Ltd.	(1.0)
Telos CLO 2013-4, Ltd.	0.8
Net all other	(2.4)
Total	$2.7

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended June 30, 2018 and June 30, 2017 was approximately $7.7 million and $8.0 million, respectively. Net investment income for the six months ended June 30, 2018 and June 30, 2017 was approximately $16.4 million and $16.3 million, respectively. For the three months ended June 30, 2018, the net decrease was the result of lower income from securitization vehicles and investments.

For the three and six months ended June 30, 2018, the net increase in net assets resulting from net investment income per common share was $0.15 (basic and diluted) and $0.32 (basic and diluted), respectively, and based on 50,086,563 and 50,640,236 weighted average common shares, respectively. For the three and six months ended June 30, 2017, the net increase in net assets resulting from net investment income per common share was $0.16 (basic and diluted) and $0.32 (basic and diluted), respectively, and based on 51,479,409 weighted average common shares. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2018 and June 30, 2017, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for the dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

For the three months ended June 30, 2018, the net increase in the net assets resulting from core net investment income per common share was $0.18 (basic and diluted), compared to $0.19 (basic and diluted) for the three months ended June 30, 2017. For the six months ended June 30, 2018, the net increase in the net assets resulting from core net investment income per common share was $0.33 (basic and diluted), compared to $0.40 (basic and diluted) for the six months ended June 30, 2017.

Please see “— Supplemental Information Regarding Core Net Investment Income” below for more information.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended June 30, 2018 and June 30, 2017 was approximately $6.9 million and $9.1 million, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2018 and June 30, 2017 was approximately $18.4 million and $21.2 million, respectively. This decrease was largely due to changes of approximately $1.0 million in realized gains and losses, $0.8 million unrealized appreciation on investments and $0.4 million in net investment income for the three months ended June 30, 2018.

For the three months ended June 30, 2018 and June 30, 2017, the net increase in net assets resulting from operations per common share was $0.14 (basic and diluted) and $0.18 (basic and diluted), respectively. For the six months ended June 30, 2018 and June 30, 2017, the net increase in net assets resulting from operations per common share was $0.36 (basic and diluted) and $0.41 (basic and diluted), respectively. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2018 and for the three months ended June 30, 2017, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for the dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Supplemental Information Regarding Core Net Investment Income

On a supplemental basis, we provide information relating to 1) core net investment income and 2) the ratio of core net investment income to net assets, which are non-GAAP measures. These measures are provided in addition to, but not as a substitute for, net investment income. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Core net investment income represents net investment income adjusted for additional cash distributions received, or entitled to be received (if any, in either case), on our CLO equity investments (excluding those cash distributions believed to represent a taxable return of capital) and also excludes any capital gains incentive fees we recognize but have no obligation to pay in any period. The Company did not recognize any capital gains incentive fees for the quarter ended June 30, 2018.

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

The following tables provide a reconciliation of net investment income to core net investment income for the three months and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$7,688,011	$0.154	$8,046,907	$0.156
CLO equity adjustments	1,413,926	0.028	1,737,958	0.034
Core net investment income	$9,101,937	$0.182	$9,784,865	$0.190

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	Per Share Amounts	Amount	Per Share Amounts
Net investment income	$16,411,107	$0.324	$16,330,149	$0.317
CLO equity adjustments	298,325	0.006	4,285,951	0.083
Core net investment income	$16,709,432	$0.330	$20,616,100	$0.400

In addition, the following ratio (annualized) is presented to supplement the financial highlights included in “Note 14. Financial Highlights” in the notes to our consolidated financial statements:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Ratio of core net investment income to average net assets (annualized)	9.59%	10.11%	8.71%	10.65%

The following table provides a reconciliation of the ratio of net investment income to average net assets (annualized) to the ratio of core net investment income to average net assets (annualized) for the three and six months ended June 30, 2018 and June 30, 2017, respectively:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Ratio of net investment income to average net assets	8.10%	8.31%	8.56%	8.44%
Ratio of CLO equity adjustments to average net assets	1.49%	1.80%	0.16%	2.21%
Ratio of core net investment income to average net assets	9.59%	10.11%	8.72%	10.65%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, cash, cash equivalents and restricted cash were approximately $126.1 million as compared to approximately $30.0 million as of December 31, 2017. For the six months ended June 30, 2018, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $34.5 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $71.8 million and reductions to CLO equity cost value of $9.7 million partially offset by purchases of investments of approximately $64.2 million. For the six months ended June 30, 2018, net cash provided by financing activities was approximately $61.6 million, reflecting the issuance of the Credit Facility partially offset by distribution of dividends and repurchase of common stock.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

		Payments Due by Period
Contractual obligations (in millions)	Total Principal	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$—	$64.4
Credit Facility	95.2	—	95.2	—	—
	$159.6	—	$95.2	$—	$64.4

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had approximately $1.1 million of commitments to purchase additional investments. We had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of June 30, 2018, our asset coverage for borrowed amounts was 332.7%.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of June 30, 2018 were 5.35% and 3.5 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

On June 21, 2018, OXSQ Funding, a special purpose vehicle and wholly-owned subsidiary of OXSQ, entered into the Credit Facility with Citibank, N.A. Subject to certain exceptions, pricing under the Credit Facility is based on the London interbank offered rate for an interest period equal to three months plus a spread of 2.25% per annum payable quarterly on March 21, June 21, September 21 and December 21, commencing on September 21, 2018. Pursuant to the terms of the credit agreement governing the Credit Facility, OXSQ Funding has borrowed approximately $95.2 million. The Credit Facility has a mandatory amortization schedule such that 15.0% of the principal amount outstanding as of June 21, 2018 will be due and payable on June 21, 2019. On each payment date occurring thereafter, an additional 6.25% of the remaining principal amount outstanding will be due and payable. On June 21, 2020, all remaining principal and accrued and unpaid interest will be due and payable.

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

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statement of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2017 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended June 30, 2018 was approximately $6.1 million, we received or were entitled to receive approximately $11.9 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board has declared on our common stock since the beginning of 2016:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions in excess of net investment income
Fiscal 2018
July 26, 2018	September 14, 2018	September 28, 2018	$0.20		$—	(1)	$—	(1)
April 24, 2018	June 15, 2018	June 29, 2018	$0.20		$0.15		$0.05
February 22, 2018	March 16, 2018	March 30, 2018	$0.20		$0.17		$0.03
Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.05
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.07
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.04
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.04
Total (2017)			$0.80	(2)	$0.60		$0.20
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.11
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.16
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.16
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.21
Total (2016)			$1.16	(3)	$0.52		$0.64

(1)	We have not yet reported earnings for this period.
(2)	The tax characterization of cash distributions for the year ended December 31, 2017 will not be known until the tax return for such year is finalized.
(3)	Cash distributions for the year ended December 31, 2016 includes a tax return of capital of approximately $0.59 per share for tax purposes.

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

RECENT DEVELOPMENTS

From July 1, 2018 through August 1, 2018, an additional 152,437 shares of the Company’s common stock settled through its share repurchase program, for an aggregate cost of approximately $1.1 million at a weighted average price per share of common stock of approximately 6.98.

On July 26, 2018, the Board declared a distribution of $0.20 per share for the third quarter, payable on September 28, 2018 to stockholders of record as of September 14, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, one debt investment in our portfolio was at a fixed rate, and the remaining 36 debt investments were at variable rates, representing approximately $0.8 million and $294.9 million in principal debt, respectively. As of June 30, 2018, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2018, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2018, and are only adjusted for assumed changes in the underlying base interest rates. As of June 30, 2018, we did not hold any floating rate debt. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	5.9%
Up 200 basis points	11.8%
Up 300 basis points	17.7%
Down 25 basis points	(1.5)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risks described below, there have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

If we are unable to comply with the covenants or restrictions in our borrowings, our business could be materially adversely affected.

The Credit Facility includes covenants, among others, that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Credit Facility also includes a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the Credit Facility could limit our ability to make distributions to our stockholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to corporate-level U.S. federal income tax (and any applicable state and local taxes).

The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under the Credit Facility that would permit the lender thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under the Credit Facility could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to the Credit Facility if for any reason we are unable to comply with it, and we may not be able to refinance the Credit Facility on terms acceptable to us, or at all.

The terms of the Credit Facility may contractually limit our ability to incur additional indebtedness.

We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. We believe that having the flexibility to incur additional leverage could augment the returns to our stockholders and would be in the best interests of our stockholders. Contractual leverage limitations under our existing Credit Facility or future borrowings may limit our ability to incur additional indebtedness. We cannot assure you that we will be able to negotiate a change to the Credit Facility to allow us to incur additional leverage or that any such an amendment will be available to us on favorable terms. An inability on our part to amend the contractual asset coverage limitation and access additional leverage could limit our ability to take advantage of the benefits described above related to our ability to incur additional leverage and could decrease our earnings, if any, which would have an adverse effect on our results of operations and the value of our shares of common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2018, and we did not issue shares of common stock under our distribution reinvestment plan. During the three months ended June 30, 2018, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 23,610 shares of our common stock for approximately $0.2 million in the open market to satisfy the reinvestment portion of our dividends.

Issuer Purchases of Equity Securities

On February 5, 2018, our board of directors authorized a program for the purpose of repurchasing up to $25.0 million worth of our common stock. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended. During the three months ended June 30, 2018, we repurchased 1,081,540 shares at a weighted average price of approximately $6.78 per share, inclusive of commissions. This represents a discount of approximately 10.3% of the net asset value per share as of June 30, 2018. The total dollar amount of shares repurchased this period was approximately $7.3 million, leaving a maximum of approximately $11.7 million available for future program purchases. The following table discloses on a monthly basis for the quarter ended June 30, 2018, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2018 – January 31, 2018	—	$—	—	$—
February 1, 2018 – February 28, 2018	336,921	$5.66	336,921	$ 23.1 million
March 1, 2018 – March 31, 2018	653,339	$6.18	990,260	$ 19.1 million
April 1, 2018 – April 30, 2018	100,456	$6.11	1,090,716	$ 18.5 million
May 1, 2018 – May 31, 2018	540,031	$6.73	1,630,747	$ 14.8 million
June 1, 2018 – June 30, 2018	441,053	$6.92	2,071,800	$ 11.7 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s report on Form 10-Q filed on November 7, 2016).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	Form of Credit and Security Agreement among Oxford Square Funding 2018, LLC, as borrower, the lenders from time to time parties thereto, Citibank, N.A., as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent and as collateral custodian, and Oxford Square Capital Corp., as collateral manager, dated June 21, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 22, 2018).
10.2	Form of Sale, Contribution and Master Participation Agreement by and between Oxford Square Funding 2018, LLC, as the buyer and Oxford Square Capital Corp., as the seller, dated June 21, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on June 22, 2018).
10.3	Form Collateral Administration Agreement among Oxford Square Funding 2018, LLC, as borrower, Oxford Square Capital Corp., as collateral manager, and The Bank of New York Mellon Trust Company, National Association, as collateral administrator, dated June 21, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on June 22, 2018).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.

Date: August 1, 2018	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)

