Form 10-Q
period 2018-09-30
Oxford Square Capital Corp.
filed 2018-10-31
CIK 1259429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 30, 2018 was 48,499,816.

OXFORD SQUARE CAPITAL CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Non-affiliated/non-control investments (cost of $506,898,656 and $418,990,080, respectively)	$486,312,794	$400,223,439
Affiliated investments (cost of $9,126,017 and $10,528,740, respectively)	19,103,214	18,218,787
Cash equivalents	8,636,939	30,013,842
Restricted cash	3,450,325	—
Interest and distributions receivable	4,706,982	5,085,494
Other assets	508,139	579,694
Total assets	$522,718,393	$454,121,256
LIABILITIES
Notes payable – Credit Facility, net of deferred issuance costs	$87,534,595	$—
Notes payable – 6.50% Unsecured Notes, net of deferred issuance costs	62,583,019	62,340,159
Base management fee and net investment income incentive fee payable to affiliate	3,404,982	2,706,099
Accrued interest payable	364,738	11,621
Accrued expenses	563,644	644,735
Total liabilities	154,450,978	65,702,614
COMMITMENTS AND CONTINGENCIES (Note 13)
NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized; 49,146,266 and 51,479,409 shares issued and outstanding, respectively	491,463	514,794
Capital in excess of par value	514,216,403	529,297,749
Distributions in excess of net investment income	(29,999,484)	(25,072,262)
Net unrealized depreciation on investments	(10,608,665)	(11,076,594)
Accumulated net realized losses on investments	(100,580,578)	(100,007,929)
Accumulated realized losses on extinguishment of debt	(5,251,724)	(5,237,116)
Total net assets	368,267,415	388,418,642
Total liabilities and net assets	$522,718,393	$454,121,256
Net asset value per common share	$7.49	$7.55

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)
September 30, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes
Aerospace and Defense
Novetta, LLC
first lien senior secured notes, 7.25% (LIBOR + 5.00%), (1.00% floor) due October 16, 2022(4)(5)(6)(16)(21)	$5,542,880	$5,493,464	$5,348,879
Total Aerospace and Defense		$5,493,464	$5,348,879	1.5%

Business Services
Access CIG
second lien senior secured notes, 9.99% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)(21)	$13,622,227	$13,707,698	$13,639,255
first lien incremental senior secured notes, 5.99% (LIBOR + 3.75%), (0.00% floor) due February 27, 2025(4)(5)(14)(16)	497,500	497,500	499,988
second lien incremental senior secured notes, 9.99% (LIBOR + 7.75%), (0.00% floor) due February 27, 2026(4)(5)(14)(16)	2,400,000	2,420,536	2,403,000

Convergint Technologies, LLC
second lien senior secured notes, 9.08% (LIBOR + 6.75%), (0.75% floor) due February 2, 2026(4)(5)(16)(21)	1,500,000	1,493,022	1,505,610

Imagine! Print Solutions
second lien senior secured notes, 11.00% (LIBOR + 8.75%), (1.00% floor) due June 21, 2023(4)(5)(16)(21)	15,000,000	14,834,659	12,787,500

Intralinks, Inc.
first lien senior secured notes, 6.25% (LIBOR + 4.00%), (1.00% floor) due November 14, 2024 (4)(5)(6)(14)(16)(21)	9,646,283	9,635,871	9,664,418
second lien senior secured notes, 10.25% (LIBOR + 8.00%), (1.00% floor) due November 14, 2025 (4)(5)(6)(14)(16)(21)	7,989,915	7,973,013	8,069,814

OMNIA Partners, Inc.
first lien senior secured notes, 6.14% (LIBOR + 3.75%), (0.00% floor ) due May 23, 2025(4)(5)(14)(15)(21)	5,985,000	5,986,337	5,999,963
second lien senior secured notes, 9.89% (LIBOR + 7.50%), (0.00% floor) due May 22, 2026(4)(5)(14)(15)(21)	14,000,000	13,934,339	13,755,000

Premiere Global Services, Inc.
senior secured notes, 8.84% (LIBOR + 6.50%), (1.00% floor) due December 8, 2021(4)(5)(6)(14)(15)(21)	14,961,989	14,008,557	14,382,212
second lien senior secured notes, 11.83% (LIBOR + 9.50%), (1.00% floor) due June 6, 2022(4)(5)(14)(15)(21)	10,000,000	9,774,987	9,350,000

Verifone Systems, Inc.
first lien senior secured notes, 6.32% (LIBOR + 4.00%), (0.00% floor) due August 20, 2025(4)(5)(6)(15)	7,000,000	6,965,457	7,042,000
second lien senior secured notes, 10.32% (LIBOR + 8.00%), (0.00% floor) due August 20, 2026(4)(5)(15)	8,000,000	7,921,203	7,970,000
Total Business Services		$109,153,179	$107,068,760	29.1%

Diversified Insurance
AmeriLife Group LLC
first lien senior secured notes, 6.99% (LIBOR + 4.75%), (1.00% floor) due July 10, 2022(4)(5)(6)(16)(21)	$15,023,320	$14,926,112	$14,985,762
Total Diversified Insurance		$14,926,112	$14,985,762	4.1%

Education
Edmentum, Inc. (f/k/a Plato, Inc.)
first lien senior secured notes, 6.84% (LIBOR + 4.50%), (1.00% floor) Cash, 4.00% PIK due June 9, 2021(3)(4)(5)(6)(15)(21)	$5,861,343	$5,811,086	$4,776,995
Total Education		$5,811,086	$4,776,995	1.3%

Financial Intermediaries
First American Payment Systems
second lien senior secured notes, 12.62% (LIBOR + 10.50%), (1.00% floor) due July 5, 2024(4)(5)(16)(21)	$1,500,000	$1,462,147	$1,500,615

Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC)
first lien senior secured notes, 6.84% (LIBOR + 4.50%), (1.00% floor) due November 30, 2024(4)(5)(6)(15)(21)	3,473,750	3,458,132	3,497,649
second lien senior secured notes, 10.84% (LIBOR + 8.50%), (1.00% floor) due November 30, 2025(4)(5)(15)(21)	12,000,000	11,889,921	11,925,000
Total Financial Intermediaries		$16,810,200	$16,923,264	4.6%

Healthcare
Keystone Acquisition Corp.
first lien senior secured notes, 7.64% (LIBOR + 5.25%), (1.00% floor) due May 1, 2024(4)(5)(6)(14)(15)(21)	$7,553,239	$7,519,346	$7,581,564
second lien senior secured notes, 11.64% (LIBOR + 9.25%), (1.00% floor) due May 1, 2025(4)(5)(14)(15)(21)	13,000,000	12,850,521	13,000,000

MedPlast Holdings Inc.
first lien senior secured notes, 6.09% (LIBOR + 3.75%), (0.00% floor ) due July 2, 2025(4)(5)(15)	10,000,000	9,999,877	10,118,800
second lien senior secured notes, 10.09% (LIBOR + 7.75%), (0.00% floor) due July 2, 2026(4)(5)(15)	5,000,000	4,952,041	5,062,500
Total Healthcare		$35,321,785	$35,762,864	9.7%

Logistics
Capstone Logistics Acquisition, Inc.
first lien senior secured notes, 6.74% (LIBOR + 4.50%), (1.00% floor) due October 7, 2021(4)(5)(6)(16)(21)	$12,476,611	$12,452,805	$12,476,611
Total Logistics		$12,452,805	$12,476,611	3.4%

Printing and Publishing
Merrill Communications, LLC
first lien senior secured notes, 7.59% (LIBOR + 5.25%), (1.00% floor ) due June 01, 2022(4)(5)(6)(15)(21)	$5,706,192	$5,691,183	$5,748,988
Total Printing and Publishing		$5,691,183	$5,748,988	1.6%

(continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets
Senior Secured Notes - (continued)
Software
ECI Software Solutions
first lien senior secured notes, 6.64% (LIBOR + 4.25%), (0.00% floor ) due September 27, 2024(4)(5)(6)(14)(15)	$4,974,874	$4,990,602	$5,018,404
second lien senior secured notes, 10.39% (LIBOR + 8.00%), (1.00% floor) due September 29, 2025(4)(5)(14)(15)(21)	15,000,000	14,904,622	14,925,000

Help/Systems Holdings, Inc.
first lien senior secured notes, 5.99% (LIBOR + 3.75%), (0.00% floor) due March 28, 2025(4)(5)(14)(16)	3,990,000	3,999,268	4,009,950
second lien senior secured notes, 9.99% (LIBOR + 7.75%), (1.00% floor) due March 27, 2026(4)(5)(14)(16)(21)	15,500,000	15,492,319	15,577,500

Quest Software
first lien senior secured notes, 6.57% (LIBOR + 4.25%), (0.00% floor ) due May 16, 2025(4)(5)(14)(15)(21)	6,000,000	5,970,434	6,045,000
second lien senior secured notes, 10.57% (LIBOR + 8.25%), (0.00% floor) due May 18, 2026(4)(5)(14)(21)(22)	15,000,000	14,852,080	14,859,450
Total Software		$60,209,325	$60,435,304	16.4%

Telecommunications Services
Global Tel Link Corp
first lien senior secured notes, 6.39% (LIBOR + 4.00%), (0.00% floor ) due May 22, 2020(4)(5)(6)(14)(15)	$2,982,550	$3,004,099	$2,998,208
second lien senior secured notes, 10.64% (LIBOR + 8.25%), (1.25% floor) due November 23, 2020(4)(5)(14)(15)(21)	17,000,000	16,928,386	17,063,750
Total Telecommunication Services		$19,932,485	$20,061,958	5.4%

Utilities
CLEAResult Consulting, Inc.
first lien senior secured notes, 5.62% (LIBOR + 3.50%), (0.00% floor ) due August 8, 2025(4)(5)(14)(16)	$5,000,000	$4,975,408	$5,009,400
second lien senior secured notes, 9.37% (LIBOR + 7.25%), (0.00% floor) due August 10, 2026(4)(5)(14)(16)	2,000,000	1,985,144	2,000,000
Total Utilities		$6,960,552	$7,009,400	1.9%
Total Senior Secured Notes		$292,762,176	$290,598,785	79.0%

Collateralized Loan Obligation - Debt Investments

Structured Finance
Galaxy XXVIII CLO, Ltd.
CLO secured class F notes, 12.95% (LIBOR + 8.48%), due July 15, 2031(4)(5)(11)(12)(15)	$1,000,000	$926,217	$998,100

Jamestown CLO V Ltd.
CLO secured class F notes, 7.58% (LIBOR + 5.85%), due January 17, 2027(4)(5)(11)(12)(15)	4,000,000	3,365,250	3,525,200
Total Structured Finance		$4,291,467	$4,523,300	1.2%
Total Collateralized Loan Obligation - Debt Investments		$4,291,467	$4,523,300	1.2%

Collateralized Loan Obligation - Equity Investments

Structured Finance
AMMC CLO XI, Ltd.
CLO subordinated notes, estimated yield 13.27% due April 30, 2031(9)(11)(12)(17)	$6,000,000	$3,730,925	$3,420,000

AMMC CLO XII, Ltd.
CLO subordinated notes, estimated yield 13.34% due November 10, 2030(9)(11)(12)(17)	12,921,429	6,821,665	5,685,429

Babson CLO Ltd. 2015-I
CLO subordinated notes, estimated yield 18.52% due January 20, 2031(9)(11)(12)(17)	2,840,000	1,903,467	1,817,600

Carlyle Global Market Strategies CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 19.46% due January 18, 2029(9)(11)(12)(17)	9,250,000	5,509,986	5,980,655

Catamaran CLO 2012-1 Ltd.
CLO subordinated notes, estimated yield 0.00% due December 20, 2023(9)(10)(11)(12)(17)	23,000,000	2,377,105	-

Cedar Funding II CLO, Ltd.
CLO subordinated notes, estimated yield 12.89% due March 09, 2025(9)(11)(12)(17)	18,000,000	13,646,899	12,060,000

Cedar Funding VI CLO, Ltd.
CLO subordinated notes, estimated yield 16.11% due October 20, 2028(9)(11)(12)(17)	7,700,000	7,236,909	7,084,000

CIFC Funding 2014-3, Ltd.
CLO subordinated notes, estimated yield 15.87% due July 22, 2026(9)(11)(12)(17)	10,000,000	6,637,185	5,400,000

Galaxy XVII CLO, Ltd.
CLO subordinated notes, estimated yield 17.92% due July 15, 2031(9)(11)(12)(17)	2,000,000	980,869	860,000

GoldenTree Loan Opportunities VII, Ltd.
CLO subordinated notes, estimated yield 0.00% due April 25, 2025(9)(10)(11)(12)(17)	4,670,000	152,864	70,050

Hull Street CLO Ltd.
CLO subordinated notes, estimated yield -27.92% due October 18, 2026(9)(11)(12)(17)	5,000,000	1,977,131	1,000,000

Ivy Hill Middle Market Credit Fund VII, Ltd.
CLO subordinated notes, estimated yield 15.30% due October 20, 2029(9)(11)(12)(17)	10,800,000	9,260,308	7,518,847

Jamestown CLO V Ltd.
CLO subordinated notes, estimated yield -12.53% due January 17, 2027(9)(11)(12)(17)	8,000,000	4,267,718	2,560,000

(Continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT/SHARES	COST	FAIR VALUE(2)	% of Net Assets
Collateralized Loan Obligation - Equity Investments (continued)
Structured Finance - (continued)
KVK CLO 2013-2, Ltd.
CLO subordinated notes, estimated yield 7.56% due January 15, 2026(9)(10)(11)(12)(17)	$14,200,000	$6,166,600	$4,686,000

Madison Park Funding XIX, Ltd.
CLO subordinated notes, estimated yield 13.90% due January 22, 2028(9)(11)(12)(17)	5,422,500	5,314,485	5,910,525

Octagon Investment Partners 38, Ltd.
CLO subordinated notes, estimated yield 17.95% due July 20, 2030(9)(11)(12)(17)	5,000,000	4,321,842	4,156,250

Regatta V Funding, Ltd.
CLO subordinated notes, estimated yield 10.74% due October 25, 2026(9)(10)(11)(12)(17)	3,000,000	1,837,143	1,830,000

Sound Point CLO XVI, Ltd.
CLO subordinated notes, estimated yield 15.88% due July 25, 2030(9)(11)(12)(14)(17)	45,500,000	43,903,316	42,770,000

Steele Creek CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 22.73% due August 21, 2031(9)(11)(12)(17)	6,000,000	4,217,089	4,860,000

Symphony CLO XVIII, Ltd.
CLO subordinated notes, estimated yield 19.36% due January 23, 2028(9)(11)(12)(17)	4,500,000	3,313,831	3,240,000

Telos CLO 2013-3, Ltd.
CLO subordinated notes, estimated yield 8.61% due July 17, 2026(9)(11)(12)(17)	14,447,790	9,418,511	7,801,807

Telos CLO 2013-4, Ltd.
CLO subordinated notes, estimated yield 18.72% due January 17, 2030(9)(11)(12)(17)	11,350,000	7,566,352	7,142,674

Telos CLO 2014-5, Ltd.
CLO subordinated notes, estimated yield 24.94% due April 17, 2028(9)(11)(12)(14)(17)	28,500,000	19,364,262	18,289,695

Venture XIV, Ltd.
CLO subordinated notes, estimated yield 15.64% due August 28, 2029(9)(11)(12)(17)	2,500,000	1,552,569	1,350,000

Venture XVII, Ltd.
CLO subordinated notes, estimated yield 18.29% due April 15, 2027(9)(11)(12)(17)	6,200,000	4,252,978	4,085,907

Venture XX, Ltd.
CLO subordinated notes, estimated yield 12.06% due April 15, 2027(9)(11)(12)(17)	3,000,000	2,272,253	2,190,000

Vibrant CLO V, Ltd.
CLO subordinated notes, estimated yield 16.19% due January 20, 2029(9)(11)(12)(17)	13,475,000	11,946,280	10,780,000

West CLO 2014-1, Ltd.
CLO subordinated notes, estimated yield 12.31% due July 18, 2026(9)(11)(12)(17)	9,250,000	6,448,382	5,550,000

Windriver 2012-1 CLO, Ltd.
CLO subordinated notes, estimated yield 10.23% due January 15, 2024(9)(11)(12)(17)	7,500,000	4,730,636	3,997,284

Zais CLO 6, Ltd.
CLO subordinated notes, estimated yield 21.23% due July 15, 2029(9)(11)(12)(17)	10,500,000	8,090,453	8,190,000

CLO Equity Side Letter Related Investments(11)(12)(13)		125,000	903,986
Total Structured Finance		$209,345,013	$191,190,709	51.9%
Total Collateralized Loan Obligation - Equity Investments		$209,345,013	$191,190,709	51.9%

Common Stock
IT Consulting
Unitek Global Services, Inc.
common equity(7)(14)	1,244,188	$684,960	$3,919,192
Total IT Consulting		$684,960	$3,919,192	1.1%
Total Common Stock		$684,960	$3,919,192	1.1%

Preferred Equity
IT Consulting
Unitek Global Services, Inc.
Series A Super Senior Preferred Stock(7)(14)	2,001,636	$2,001,636	$2,041,669
Series A Senior Preferred Equity(7)(14)	3,002,455	2,762,421	3,783,093
Series A Preferred Equity(7)(14)	5,706,866	3,677,000	9,359,260
Total IT Consulting		$8,441,057	$15,184,022	4.1%
Total Preferred Equity		$8,441,057	$15,184,022	4.1%

Warrants
IT Consulting
Unitek Global Services, Inc.
Warrants to purchase common stock(7)(14)	159,795	$-	$-
Total IT Consulting		$-	$-	0.0%
Total Warrants		$-	$-	0.0%

(Continued on next page)

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2018

COMPANY/INVESTMENT(1)	PRINCIPAL AMOUNT	COST	FAIR VALUE(2)	% of Net Assets

Other Investments
Software
Algorithmic Implementations, Inc. (d/b/a "Ai Squared")
Earnout payments(7)(18)		500,000	-
Total Software		$500,000	$-	0.0%
Total Other Investments		$500,000	$-	0.0%

Total Investments in Securities(8)		$516,024,673	$505,416,008	137.3%

Cash Equivalents
First American Government Obligations Fund(19)		$8,636,939	$8,636,939
Total Cash Equivalents		$8,636,939	$8,636,939	2.3%
Total Investments in Securities and Cash Equivalents		$524,661,612	$514,052,947	139.6%

(1)	Other than Unitek Global Services, Inc., of which we are deemed to be an “affiliate,” we do not “control” and are not an“affiliate” of any of our portfolio companies, each as defined in the Investment Company Act of 1940 (the “1940 Act”). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.
(2)	Fair value is determined in good faith by the Board of Directors of the Company.
(3)	Portfolio includes $5,861,343 of principal amount of debt investments which contain a PIK provision at September 30, 2018.
(4)	Notes bear interest at variable rates.
(5)	Cost value reflects accretion of original issue discount or market discount.
(6)	Cost value reflects repayment of principal.
(7)	Non-income producing at the relevant period end.
(8)	Aggregate gross unrealized appreciation for federal income tax purposes is $22,515,473; aggregate gross unrealized depreciation for federal income tax purposes is $64,535,609. Net unrealized depreciation is $42,020,136 based upon a tax cost basis of $547,436,144
(9)	Cost value reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO equity investments.
(10)	The CLO equity investment was optionally redeemed. Refer to “Note 3. Summary of Significant Accounting Policies.”
(11)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, the Company held qualifying assets that represented 63% of its total assets.
(12)	Investment not domiciled in the United States.
(13)	Fair value represents discounted cash flows associated with fees earned from CLO equity investments.
(14)	Aggregate investments represent greater than 5% of net assets.
(15)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 90-day LIBOR.
(16)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 30-day LIBOR.
(17)	The CLO subordinated notes and income notes are considered equity positions in the CLO funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon expected redemption. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(18)	Represents the earnout payments related to the sale of Algorithmic Implementations, Inc. (d/b/a “Ai Squared”).
(19)	Represents cash equivalents held in money market accounts as of September 30, 2018.
(20)	The fair value of the investment was determined using signifi cant unobservable inputs. See “Note 4. Fair Value.”
(21)	All or a portion of this investment represents collateral under the Credit Facility.
(22)	The principal balance outstanding for this debt investment, in whole or in part, is indexed to 60-day LIBOR.

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
Unitek Global Services, Inc.
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

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
INVESTMENT INCOME
From non-affiliated investments:
Interest income – debt investments	$6,461,737	$5,306,698	$18,134,829	$19,096,102
Income from securitization vehicles and investments	7,217,804	8,086,059	20,121,432	26,081,676
Other income	1,468,611	1,007,230	2,555,797	2,517,401
Total investment income from non-affiliated investments	15,148,152	14,399,987	40,812,058	47,695,179
From affiliated investments:
Interest income – debt investments	70,300	97,710	271,916	280,151
Total investment income from affiliated investments	70,300	97,710	271,916	280,151
Total investment income	15,218,452	14,497,697	41,083,974	47,975,330
EXPENSES
Base management fee	1,834,856	2,004,391	5,257,061	6,456,566
Interest expense	2,258,403	3,701,533	4,635,177	11,135,451
Professional fees	366,399	720,500	871,476	2,062,734
Compensation expense	210,262	237,686	686,484	676,059
General and administrative	365,902	501,464	1,200,097	1,718,627
Total expenses before incentive fee	5,035,822	7,165,574	12,650,295	22,049,437
Net investment income incentive fee	1,570,126	564,370	3,410,068	2,827,991
Total expenses	6,605,948	7,729,944	16,060,363	24,877,428
Net investment income	8,612,504	6,767,753	25,023,611	23,097,902
Net change in unrealized appreciation/(depreciation) on investments
Non-Affiliated investments	(2,693,363)	1,884,023	(1,819,221)	12,643,254
Affiliated investments	423,621	666,278	2,287,150	588,167
Total net change in unrealized appreciation/(depreciation) on investments	(2,269,742)	2,550,301	467,929	13,231,421
Net realized gains/(losses)
Non-Affiliated investments	178,914	(1,066,399)	(577,890)	(5,992,111)
Affiliated investments	5,241	—	5,241	—
Extinguishment of debt	(14,608)	(2,235,636)	(14,608)	(3,149,338)
Total net realized gains/(losses)	169,547	(3,302,035)	(587,257)	(9,141,449)
Net increase in net assets resulting from operations	$6,512,309	$6,016,019	$24,904,283	$27,187,874
Net increase in net assets resulting from net investment income per common share:
(Basic and Diluted)	$0.18	$0.13	$0.50	$0.45
Net increase in net assets resulting from operations per common share:
(Basic and Diluted)	$0.13	$0.12	$0.50	$0.53
Weighted average shares of common stock outstanding:
Basic	49,195,368	51,479,409	50,153,321	51,479,409
Diluted	49,195,368	59,727,707	50,153,321	59,727,707
Distributions per share	$0.20	$0.20	$0.60	$0.60

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(unaudited)
Increase in net assets from operations:
Net investment income	$25,023,611	$30,726,730
Net change in unrealized appreciation/depreciation on investments	467,929	23,040,171
Net realized gains/(losses)	(587,257)	(10,157,230)
Net increase in net assets resulting from operations	24,904,283	43,609,671
Distributions to stockholders
Distributions of net investment income	(18,658,403)	(33,752,176)
Distributions of return of capital	(11,292,430)	(7,431,351)
Total distributions to stockholders	(29,950,833)	(41,183,527)
Capital share transactions:
Repurchase of common stock	(15,104,677)	—
Net decrease in net assets from capital share transactions	(15,104,677)	—
Total (decrease)/increase in net assets	(20,151,227)	2,426,144
Net assets at beginning of period	388,418,642	385,992,498
Net assets at end of period (including over distributed net investment income of $29,999,484 and $25,072,262, respectively)	$368,267,415	$388,418,642
Capital share activity:
Shares repurchased	(2,333,143)	—
Net decrease in capital share activity	(2,333,143)	—

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$24,904,283	$27,187,874
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Accretion of discounts on investments	(488,734)	(827,744)
Accretion of discount on notes payable and deferred debt issuance costs	271,996	811,412
Increase in investments due to PIK	(230,689)	(169,989)
Payment of original discount on TICC CLO 2012-1 LLC	—	(3,575,888)
Purchases of investments	(205,311,330)	(163,032,724)
Repayments of principal	92,682,109	158,996,792
Proceeds from the sale of investments	15,374,205	151,193,037
Net realized losses on investments	572,649	5,992,111
Reductions to CLO equity cost value	10,891,646	31,344,870
Net change in unrealized appreciation/depreciation on investments	(467,929)	(13,231,421)
Decrease in interest and distributions receivable	378,512	5,120,576
Decrease (increase) in other assets	75,846	(386,014)
Increase in accrued interest payable	353,117	1,234,949
Increase (decrease) in base management fee and net investment income incentive fee payable	698,883	(1,101,887)
Decrease in accrued expenses	(81,091)	(329,849)
Net cash (used in) provided by operating activities	(60,376,527)	199,226,105
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Distributions paid	(29,950,833)	(30,887,645)
Repurchase of common stock	(15,104,677)	—
Proceeds from credit facility	95,193,113	—
Deferred debt issuance costs on credit facility	(212,387)	(2,263,933)
Repayment of original proceeds of notes payable – TICC CLO 2012-1 LLC	—	(125,705,930)
Partial repayment of credit facility	(7,489,875)	—
Net realized losses on extinguishment of debt	14,608	3,149,338
Proceeds from issuance of 6.50% unsecured notes	—	64,370,225
Net cash provided by (used in) financing activities	42,449,949	(91,337,945)
Net increase in cash, cash equivalents and restricted cash	(17,926,578)	107,888,160
Cash equivalents and restricted cash, beginning of period	30,013,842	11,713,334
Cash equivalents and restricted cash, end of period	$12,087,264	$119,601,494
SUPPLEMENTAL DISCLOSURES
Cash paid for interest for the period	$4,010,065	$9,089,091
NON-CASH ACTIVITIES
Securities sold not settled at the end of the period	$—	$2,950,000
Securities purchased not settled at the end of the period	$—	$5,015,000

See Accompanying Notes.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

Interim consolidated financial statements of Oxford Square Capital Corp. (“OXSQ” and, together with its subsidiaries, the “Company”), formerly TICC Capital Corp., are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

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
September 30, 2018
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

CONSOLIDATION

As provided under Regulation S-X and ASC Topic 946-810, Consolidation, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or a controlled operating company whose business consists of providing services to the Company for the periods during which it was held. TICC CLO 2012-1 would have been considered an investment company but for the exceptions under Sections 3(c)(1) and 3(c)(7) under the 1940 Act, and was established solely for the purpose of allowing the Company to borrow funds for the purpose of making investments. The Company owned all of the equity in this entity and controlled the decision making power that drove its economic performance. Accordingly, the Company consolidated TICC CLO 2012-1 in its financial statements for the periods which it was held, and follows the accounting and reporting guidance in ASC 946-810. The Company also consolidated OXSQ Funding in its financial statements, for the periods which it is held in accordance with ASC 946-810.

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

Restricted cash represents the cash held by the trustee of OXSQ Funding. The amount is held by the trustee for payment of interest expense and operating expenses of the entity, principal repayments on borrowings, or new investments, based upon the terms of the indenture, and are not available for general corporate purposes. There was approximately $3.5 million of restricted cash held by the trustee of OXSQ Funding as of September 30, 2018. There was no restricted cash as of December 31, 2017.

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
September 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company considers the attributes of current market conditions on an on-going basis and has determined that due to the general illiquidity of the market for its investment portfolio, whereby little or no market data exists, all of OXSQ’s investments are based upon “Level 3” inputs as of September 30, 2018.

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

Syndicated Loans

In accordance with ASC 820-10, the Company’s valuation procedures specifically provide for the review of indicative quotes supplied by the large agent banks that make a market for each security. However, the marketplace from which the Company obtains indicative bid quotes for purposes of determining the fair value of its syndicated loan investments has shown attributes of illiquidity as described by ASC 820-10. During such periods of illiquidity, when the Company believes that the non-binding indicative bids received from agent banks for certain syndicated loan investments that we own may not be determinative of their fair value or when no market indicative quote is available, the Company may engage third-party valuation firms to provide assistance in valuing certain syndicated investments that OXSQ owns. In addition, Oxford Square Management prepares an analysis of each syndicated loan, including a financial summary, debt covenant compliance review, recent trading activity in the security, if known, and other business developments related to the portfolio company. All available information, including non-binding indicative bids which may not be determinative of fair value, is presented to the Valuation Committee to consider in its determination of fair value. In some instances, there may be limited trading activity in a security even though the market for the security is considered not active. In such cases the Valuation Committee will consider the number of trades, the size and timing of each trade, and other circumstances around such trades, to the extent such information is available, in its determination of fair value. The Valuation Committee will evaluate the impact of such additional information, and factor it into its consideration of the fair value that is indicated by the analysis provided by third-party valuation firms, if any. All information is presented to the Board for its determination of fair value of these investments.

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
September 30, 2018
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

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. The Company generally restores non-accrual loans to accrual status when past due principal and interest is paid and, in the Company’s judgment, is likely to remain current. As of September 30, 2018 and as of December 31, 2017, the Company had no debt investments that were on non-accrual status.

Interest income also includes a payment-in-kind (“PIK”) provision on certain investments in the Company’s portfolio. Refer to the section below, “Payment-In-Kind,” for a description of the PIK provision and its impact on interest income.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

Preferred Equity Dividends

The Company holds preferred equity investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company.  As of September 30, 2018, approximately $4.5 million of cumulative preferred dividends had accumulated but had yet to be recorded as investment income by the Company.  These dividends are considered in the estimation of fair value of these preferred equity investments.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs consist of fees and expenses incurred in connection with the closing or amending of credit facilities and debt offerings, and are capitalized at the time of payment. These costs are amortized using the straight line method over the terms of the respective credit facilities and debt securities. The amortized expenses are included in interest expense in the Company’s consolidated financial statements. The unamortized deferred debt issuance costs are included on the Company’s statement of assets and liabilities as a direct deduction from the related debt liability. Upon early termination or partial principal pay down of debt, or a credit facility, the unamortized costs related to such debt are accelerated into realized losses on extinguishment of debt on the Company’s statement of operations.

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
September 30, 2018
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

The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained, assuming examination by tax authorities. Through September 30, 2018, management has analyzed the Company’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions expected to be taken in the Company’s 2018 tax returns. The Company identifies its major tax jurisdictions as U.S Federal and Connecticut State; however, the Company is not aware of any tax position for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

For tax purposes, the cost basis of the portfolio investments at September 30, 2018 and December 31, 2017, was approximately $547,436,144 and $454,683,941, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”)  to improve the effectiveness of fair value measurement disclosures. This amendment modifies the disclosure requirements of fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting- Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. Management has adopted the amendments in ASU 2018-13 as of September 30, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In March 2017, the FASB issued ASU  2017-08, Receivables— Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”) which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. ASU 2017-08 does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has assessed these changes and does not believe they will have a material impact on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the Emerging Issues Task Force) (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management adopted the new guidance as of January 1, 2018 and upon adoption of the standard, restricted cash was included as part of beginning and ending cash and cash equivalents on the consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017.

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

NOTE 4. FAIR VALUE

The Company’s assets measured at fair value on a recurring basis as of September 30, 2018 were as follows:

	Fair Value Measurements at Reporting Date Using
Assets ($ in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior Secured Notes	$—	$—	$290.6	290.6
CLO Debt	—	—	4.5	4.5
CLO Equity	—	—	191.2	191.2
Equity and Other Investments	—	—	19.1	19.1
Total Investments at fair value	—	—	$505.4	505.4
Cash equivalents	8.6	—	—	8.6
Total assets at fair value	$8.6	$—	$505.4	514.0

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Significant Unobservable Inputs for Level 3 Investments

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2018 and December 31, 2017, respectively. The Company’s valuation policy, as described above, establishes parameters for the sources and types of valuation analysis, as well as the methodologies and inputs that the Company uses in determining fair value. If the Valuation Committee or Oxford Square Management determines that additional techniques, sources or inputs are appropriate or necessary in a given situation, such additional work will be undertaken. The tables, therefore, are not all-inclusive, but provide information on the significant Level 3 inputs that are pertinent to the Company’s fair value measurements. The weighted average calculations in the table below are based on principal balances for all debt related calculations and CLO equity.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of September 30, 2018	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$257.9	Market quotes	NBIB(3)	81.5% – 101.3%/98.2%	NA
	29.7	Recent transactions	Actual trade/payoff(4)	100.4% – 100.8%/100.5%	NA
	3.0	Yield analysis	Discount Margin	6.79% – 10.66%/8.73%	Decrease
CLO Debt	4.5	Market quotes	NBIB(3)	88.1% – 99.8%/90.5%	NA
CLO Equity	179.7	Market quotes	NBIB(3)	1.5% – 109.0%/62.4%	NA
	6.5	Liquidation net asset value(5)	NBIB(3)	33.0% – 61.0%/37.9%	Increase
	4.1	Yield analysis	Discount Margin	16.0%/ncm(6)	Decrease
	0.9	Discounted cash flow(7)	Discount rate(8)	14.5% – 15.6%/14.6%	Decrease
Equity and Other Investments	19.1	Enterprise value(9)	EBITDA(10)/	$43.9/ncm(6)	Increase
			Market multiples(10)	6.5x – 7.0x/ncm(6)	Increase
Total Fair Value for Level 3 Investments	$505.4

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

(1)	Weighted averages are calculated based on fair value of investments.
(2)	The impact on the fair value measurement of an increase in each unobservable input is in isolation. The discount rate is the rate used to discount future cash flows in a discounted cash flow calculation. An increase in the discount rate, in isolation, would result in a decrease in a fair value measurement. Market/EBITDA multiples refer to the input (often derived from the value of a comparable company) that is multiplied by the historic and/or expected EBITDA of a company in order to estimate the company’s value. An increase in the Market/EBITDA multiple, in isolation, net of adjustments, would result in an increase in a fair value measurement.
(3)	The Company generally uses prices provided by an independent pricing service, or broker or agent bank non-binding indicative bid prices (“NBIB”), on or near the valuation date as the primary basis for the fair value determinations for syndicated notes, and CLO debt and equity investments, which may be adjusted for pending equity distributions as of valuation date. These bid prices are non-binding, and may not be determinative of fair value. Each bid price is evaluated by the Valuation Committee in conjunction with additional information compiled by Oxford Square Management, including financial performance, recent business developments, and, in the case of CLO debt and equity investments, performance and covenant compliance information as provided by the independent trustee.
(4)	Prices provided by independent pricing services are evaluated in conjunction with actual trades and payoffs and, in certain cases, the value represented by actual trades or payoffs may be more representative of fair value as determined by the Valuation Committee.
(5)	The fair value of those CLO equity positions which have been optionally redeemed are generally valued using a liquidation net asset value basis which represents the estimated expected residual value of the CLO as of the end of the period.
(6)	The calculation of weighted average for a range of values, for a single investment within a given asset category, is not considered to provide a meaningful representation (“ncm”).
(7)	The Company will calculate the fair value of certain CLO equity investments based upon the net present value of expected contractual payment streams discounted using estimated market yields for the equity tranche of the respective CLO vehicle. The Company will also consider those investments in which the record date for an equity distribution payment falls on or before the last day of the period, and the likelihood that a prospective purchaser would require an adjustment to the transaction price representing substantially all of the pending distribution.
(8)	Discount rate represents the rate at which future cash flows are discounted to calculate a present value, reflecting market assumptions for risk.
(9)	For the corporate debt investments and equity investments, third-party valuation firms evaluate the financial and operational information of the portfolio companies that the Company provides to them, as well as independent market and industry information that they consider appropriate in forming an opinion as to the fair value of the Company’s securities. In those instances where the carrying value and/or internal credit rating of the investment does not require the use of a third-party valuation firm, a valuation is prepared by Oxford Square Management, which may include liquidation analysis or which may utilize a subsequent transaction to provide an indication of fair value.
(10)	EBITDA, or earnings before interest expense, taxes, depreciation and amortization, is an unobservable input which is generally based on the most recently available twelve month financial statements provided by the portfolio company. Market multiples, also an unobservable input, represent an estimation of where market participants might value an enterprise based upon information available for comparable companies in the market.

	Quantitative Information about Level 3 Fair Value Measurements
Assets ($ in millions)	Fair Value as of December 31, 2017	Valuation Techniques/ Methodologies	Unobservable Input	Range/Weighted Average(1)	Impact to Fair Value from an Increase in Input(2)
Senior Secured Notes	$214.9	Market quotes	NBIB(3)	77.6% – 100.6%/98.1%	NA
	1.5	Yield Analysis	Discount Margin	10.8%/ncm(4)	Decrease
	23.1	Recent transactions	Actual trade/payoff(5)	95.0% – 100.4%/95.7%	NA
	2.7	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate (8)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
Subordinated Debt	0.8	Enterprise value(6)/ Discounted cash flow	Market multiples(7)/ Discount rate(8)	5.5x – 6.0x/ncm(4) 6.4% – 8.0%/ncm(4)	Increase Decrease
CLO Debt	4.7	Market quotes	NBIB(3)	86.8% – 100.0%/89.9%	NA
CLO Equity	154.6	Market quotes	NBIB(3)	1.8% – 113.0%/51.3%	NA
	1.4	Discounted cash flow(9)	Discount rate(8)	11.5% – 27.6%/15.4%	Decrease
Equity and Other Investments	14.7	Enterprise value(6)	EBITDA(7)/ Market multiple(7)	$41.6/ncm(4) 5.5x – 6.0x/ncm(4)	Increase Increase
Total Fair Value for Level 3 Investments	$418.4

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

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

Financial Instruments Disclosed, But Not Carried, At Fair Value

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2018 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$62.6	$64.6	$—	$64.6	$—
Credit Facility(3)	87.5	87.7	—	—	87.7
Total	$150.1	$152.3	$—	$64.6	$87.7

(1)	Carrying value is net of deferred debt issuance costs. As of September 30, 2018 the unamortized debt issuance costs were approximately $1.8 million for the 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) and approximately $0.2 million for the OXSQ Funding Credit Facility.
(2)	Fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL).
(3)	Fair value represents the par amount of the Credit Facility.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and the level of each financial liability within the fair value hierarchy:

($ in millions)	Carrying Value(1)	Fair Value	Level 1	Level 2	Level 3
6.50% Unsecured Notes(2)	$62.3	$66.5	$—	$66.5	$—
Total	$62.3	$66.5	$—	$66.5	$—

(1)	Carrying value is net of deferred debt issuance costs, which totaled approximately $2.0 million as of December 31, 2017.
(2)	Fair value is based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL).

A reconciliation of the fair value of investments for the three months ended September 30, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total(2)
Balance at June 30, 2018	$285.3	$0.8	$4.4	$145.8	$16.6	$452.9
Realized gains/(losses) included in earnings	0.2	—	—	(0.1)	—	0.2
Unrealized (depreciation)/appreciation included in earnings	(0.3)	—	—	(2.6)	0.5	(2.3)
Accretion of discount	0.1	—	—	—	—	0.1
Purchases	35.6	—	—	54.2	2.0	91.8
Repayments and Sales	(30.4)	(0.8)	—	(5.0)	—	(36.3)
Reductions to CLO Equity Cost Value(1)	—	—	—	(1.2)	—	(1.2)
Payment in Kind income	0.1	—	—	—	—	0.1
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at September 30, 2018(2)	$290.6	$—	$4.5	$191.2	$19.1	$505.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$0.6	$—	$0.1	$(2.8)	$0.5	$(1.6)

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $8.4 million and the effective yield interest income of approximately $7.2 million.
(2)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the nine months ended September 30, 2018, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total(2)
Balance at December 31, 2017	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
Realized (losses) gains included in earnings	1.2	—	0.1	(2.0)	0.1	(0.6)
Unrealized (depreciation)/appreciation included in earnings	(1.1)	—	—	(0.8)	2.4	0.5
Accretion of discount	0.5	—	—	—	—	0.5
Purchases	148.2	—	0.9	54.2	2.0	205.3
Repayments and Sales	(100.6)	(0.8)	(1.3)	(5.3)	—	(108.1)
Reductions to CLO Equity Cost Value(1)	—	—	—	(10.9)	—	(10.9)
Payment in Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at September 30, 2018(2)	$290.6	$—	$4.5	$191.2	$19.1	$505.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our Statement of Operations	$(1.1)	$—	$0.1	$(3.2)	$2.3	$(1.9)

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $31.0 million and the effective yield interest income of approximately $20.1 million.
(2)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 4. FAIR VALUE (cont.)

A reconciliation of the fair value of investments for the year ended December 31, 2017, utilizing significant unobservable inputs, is as follows:

($ in millions)	Senior Secured Notes	Subordinated Debt	CLO Debt	CLO Equity	Equity/ Other Investments	Total
Balance at December 31, 2016	$368.3	$0.7	$2.7	$200.8	$12.7	$585.2
Realized (losses) gains included in earnings	2.4	—	0.2	(12.1)	2.5	(7.0)
Unrealized appreciation included in earnings	11.3	0.1	0.3	10.5	0.8	23.0
Accretion of discount	1.0	—	—	—	—	1.0
Purchases	94.3	—	4.5	107.0	3.0	208.8
Repayments and Sales	(235.4)	—	(3.0)	(113.1)	(4.2)	(355.7)
Reductions to CLO equity cost value(1)	—	—	—	(37.1)	—	(37.1)
Payment-in-Kind income	0.2	—	—	—	—	0.2
Transfers in and/or (out) of level 3	—	—	—	—	—	—
Balance at December 31, 2017(2)	$242.2	$0.8	$4.7	$156.0	$14.7	$418.4
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to our Level 3 assets still held at the reporting date and reported within the net change in unrealized gains or losses on investments in our consolidated statement of operations(2)	$4.5	$—	$0.3	$(4.1)	$3.2	$4.0

(1)	Reduction to cost value on the Company’s CLO equity investments represents the difference between distributions received, or entitled to be received, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.
(2)	Totals may not sum due to rounding.

The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$290.6	57.5%	$242.2	57.9%
Subordinated Debt	—	—%	0.8	0.2%
CLO Debt	4.5	0.9%	4.7	1.1%
CLO Equity	191.2	37.8%	156.0	37.3%
Equity and Other Investments	19.1	3.8%	14.8	3.5%
Total(1)	$505.4	100.0%	$418.4	100.0%

(1)	Totals may not sum due to rounding.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 5. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

As of September 30, 2018 and December 31, 2017, respectively, cash, cash equivalents and restricted cash were as follows:

($ in millions)	September 30, 2018	December 31, 2017
Cash	$—	$—
Cash Equivalents	8.6	30.0
Restricted Cash	3.5	—
Total Cash, Cash Equivalents and Restricted Cash	$12.1	$30.0

For further details regarding the composition of cash, cash equivalents and restricted cash refer to “Note 3 — Summary of Significant Accounting Policies.”

NOTE 6. BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 340.9%.

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

The following are the Company’s outstanding principal amounts, carrying values and fair values of the Company’s borrowings as of September 30, 2018 and December 31, 2017. Fair values of the Company’s notes payable are based upon the closing price on the last day of the period. The 6.50% Unsecured Notes are listed on the NASDAQ Global Select Market (trading symbol OXSQL). The Credit Facility fair value represents the par amount of the debt obligation as of September 30, 2018.

	As of
	September 30, 2018			December 31, 2017
($ in millions)	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
6.50% Unsecured Notes(1)	$64.4	$62.6	$64.6	$64.4	$62.3	$66.5
Credit Facility(2)	87.7	87.5	87.7	—	—	—
Total	$152.1	$150.1	$152.3	$64.4	$62.3	$66.5

(1)	The carrying value represents the aggregate principal amount outstanding less the unamortized deferred issuance costs. As of September 30, 2018 and December 31, 2017, the total unamortized deferred issuance costs for the 6.50% Unsecured Notes was approximately $1.8 million and $2.0 million, respectively.
(2)	As of September 30, 2018, the total unamortized deferred issuance costs for the Credit Facility was approximately $0.2 million. The Credit Facility fair value represents the par amount of the debt obligation.

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2018 were 5.39% and 3.3 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

The table below summarizes the components of interest expense for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$1,046.1	$—	$81.8	$1,127.9
Credit Facility	1,104.0	—	26.5	1,130.5
Total	$2,150.1	$—	$108.3	$2,258.4

	Nine Months Ended September 30, 2018
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
6.50% Unsecured Notes	$3,138.1	$—	$242.9	$3,381.0
Credit Facility	1,225.1	—	29.1	1,254.2
Total	$4,363.2	$—	$272.0	$4,635.2

	Three Months Ended September 30, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$42.1	$1.6	$—	$43.7
TICC CLO 2012-1 LLC Class B-1 Notes	143.3	8.4	—	151.7
TICC CLO 2012-1 LLC Class C-1 Notes	208.7	14.1	—	222.8
TICC CLO 2012-1 LLC Class D-1 Notes	222.6	15.9	—	238.5
TICC CLO 2012-1 amortization of deferred debt	—	—	16.1	16.1
Convertible Notes	1,772.7	—	128.2	1,900.9
6.50% Unsecured Notes	1,046.0	—	81.8	1,127.8
Total	$3,435.4	$40.0	$226.1	$3,701.5

	Nine Months Ended September 30, 2017
($ in thousands)	Stated Interest Expense	Note Discount	Amortization of Deferred Debt Issuance Costs	Total
TICC CLO 2012-1 LLC Class A-1 Notes	$623.8	$25.4	$—	$649.2
TICC CLO 2012-1 LLC Class B-1 Notes	600.0	35.4	—	635.4
TICC CLO 2012-1 LLC Class C-1 Notes	878.4	59.4	—	937.8
TICC CLO 2012-1 LLC Class D-1 Notes	939.7	67.0	—	1,006.7
TICC CLO 2012-1 amortization of deferred debt	—	—	91.7	91.7
Convertible Notes	5,318.0	—	380.5	5,698.5
6.50% Unsecured Notes	1,964.2	—	152.0	2,116.2
Total	$10,324.1	$187.2	$624.2	$11,135.5

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

As of September 30, 2018, there were 24 investments in portfolio companies with a total fair value of approximately $213.8 million, collateralizing the Credit Facility. The pool of loans in OXSQ Funding must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

On September 21, 2018, approximately $7.5 million of principal outstanding under the Credit Facility was repaid by the Company. The Company recognized a net extinguishment loss of approximately $15,000, which consisted of unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations.

The aggregate accrued interest payable on the Credit Facility as of September 30, 2018 was approximately $0.4 million. Deferred debt issuance costs consisted of fees and expenses incurred in connection with the Credit Facility. As of September 30, 2018, the unamortized deferred debt issuance costs relating to the Credit Facility was approximately $0.2 million. This amount is being amortized and included in interest expense in the consolidated statements of operations over the term of the Credit Facility. The cash paid and effective annualized interest rate for the three months ended September 30, 2018 was approximately $0.9 million and 4.69%, respectively.

Notes Payable — 6.50% Unsecured Notes Due 2024

On April 12, 2017, the Company completed an underwritten public offering of approximately $64.4 million in aggregate principal amount of the 6.50% Unsecured Notes. The 6.50% Unsecured Notes mature on March 30, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2020. The 6.50% Unsecured Notes bear interest at a rate of 6.50% per year, payable quarterly on March 30, June 30, September 30, and December 30 of each year, which commenced June 30, 2017.

The aggregate accrued interest payable on the 6.50% Unsecured Notes as of September 30, 2018 was approximately $12,000. As of September 30, 2018, the Company had unamortized deferred debt issuance costs relating to the 6.50% Unsecured Notes of approximately $1.8 million. The deferred debt issuance costs are being amortized over the term of the 6.50% Unsecured Notes and are included in interest expense in the consolidated statements of operations. The cash paid and the effective annualized interest rate for the three months ended September 30, 2018 were approximately $1.0 million and 6.95%, respectively. The cash paid and the effective annualized interest rate for the three months ended September 30, 2017 were approximately $1.0 million and 6.95%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

Notes Payable — Convertible Notes

On September 26, 2012, the Company issued $105.0 million aggregate principal amount of convertible notes (the “Convertible Notes”), and an additional $10.0 million aggregate principal amount of the Convertible Notes was issued on October 22, 2012 pursuant to the exercise of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes bore interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. The Convertible Notes were convertible into shares of OXSQ’s common stock based on an initial conversion rate of 87.2448 shares of its common stock per $1,000 principal amount of the Convertible Notes, which would have been equivalent to an initial conversion price of approximately $11.46 per share of common stock. The conversion price for the Convertible Notes would have been reduced for quarterly cash distributions paid to common shares to the extent that the quarterly distribution exceeded $0.29 cents per share, subject to adjustment. Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Convertible Notes. On December 2, 2016 and December 16, 2016, the Company repurchased $12.0 million and approximately $8.5 million of the Convertible Notes, respectively. On November 1, 2017, the Convertible Notes matured and were repaid in full (approximately $94.5 million) in accordance with their terms.

In connection with the repurchase of approximately $20.5 million of the Convertible Notes in December 2016, the Company recognized a net extinguishment loss of approximately $815,000, which consisted of approximately $716,000 from repurchasing the Convertible Notes at a premium to par and approximately $99,000 in previously unamortized deferred debt issuance costs. These costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in the consolidated statements of operations to conform with the current period presentation for comparative purposes. The effective annualized interest rate for the three months ended September 30, 2017 was approximately 7.98%. No cash was paid for interest for the three months ended September 30, 2017.

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
September 30, 2018
(unaudited)

NOTE 6. BORROWINGS (cont.)

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

The accelerated note discount expense and accelerated deferred debt issuance costs are recorded within realized losses on extinguishment of debt in the consolidated statements of operations. The realized loss on extinguishment of debt incurred in prior periods was reclassified from interest expense in consolidated statements of operations to conform with the current period presentation for comparative purposes. The cash paid and the effective annualized interest rate for the three months ended September 30, 2017 were $1.0 million and 5.98%, respectively.

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

The following table represents the Base Fee for the three and nine months ended September 30, 2018 and 2017, respectively:

($ in millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Base Fee	$1.8	$2.0	$5.3	$6.5

The Base Fee payable to Oxford Square Management as of September 30, 2018 and December 31, 2017 was approximately $1.8 million and $1.7 million, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

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

From January 1, 2005 through March 31, 2016, the Pre-Incentive Fee Net Investment Income, which was expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, was compared to one-fourth of an annual hurdle rate that was determined as of the immediately preceding December 31st by adding 5.00% to the interest rate then payable on the most recently issued five-year U.S. Treasury Notes, up to a maximum annual hurdle rate of 10.00%. The annual hurdle used to calculate the Pre-Incentive Fee Net Investment Income for the quarters ended September 30, 2018 and September 30, 2017 were 7.20% and 6.93%, respectively.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

The following table represents the Net Investment Income Incentive Fees for the three and nine months ended September 30, 2018 and 2017, respectively:

($ in millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Investment Income Incentive Fee	$1.6	$0.6	$3.4	$2.8

The Net Investment Income Incentive Fee payable to Oxford Square Management as September 30, 2018 and December 31, 2017 was approximately $1.6 million and $1.0 million, respectively.

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

There were no Capital Gains Incentive Fees incurred during the three months ended September 30, 2018 and 2017. There were no accrued Capital Gains Incentive Fees payable to Oxford Square Management as of September 30, 2018 and December 31, 2017.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 7. RELATED PARTY TRANSACTIONS (cont.)

For the three months ended September 30, 2018 and 2017, the Company incurred approximately $210,000 and $238,000, respectively, in compensation expenses for the services of employees allocated to the administrative activities of the Company, pursuant to the Administration Agreement with Oxford Funds. For the nine months ended September 30, 2018 and 2017, the Company incurred approximately $686,000 and $676,000, respectively, in compensation expenses. Further, the Company incurred approximately $19,000 and $24,000 for facility costs allocated under the Administration Agreement for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred approximately $45,000 and $57,000, respectively for facility costs. As of September 30, 2018 and December 31, 2017, there were no amounts payable under the Administration Agreement.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from investment income per share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net increase in net assets resulting from net investment income per common share – basic:
Net investment income	$8,612,504	$6,767,753	$25,023,611	$23,097,902
Weighted average common shares outstanding – basic	49,195,368	51,479,409	50,153,321	51,479,409
Net increase in net assets resulting from net investment income per common share – basic	$0.18	$0.13	$0.50	$0.45
Net increase in net assets resulting from net investment income per common share – diluted:
Net investment income, before adjustments	$8,612,504	$6,767,753	$25,023,611	$23,097,902
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees(1)(2)	—	—	—	—
Net investment income, as adjusted	$8,612,504	$6,767,753	$25,023,611	$23,097,902
Weighted average common shares outstanding – basic	49,195,368	51,479,409	50,153,321	51,479,409
Share adjustments for dilutive effect of Convertible Notes(1)(2)	—	—	—	—
Weighted average common shares outstanding – diluted	49,195,368	51,479,409	50,153,321	51,479,409
Net increase in net assets resulting from net investment income per common share – diluted	$0.18	$0.13	$0.50	$0.45

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net increase in net assets resulting from operations per common share – basic:
Net increase in net assets resulting from operations	$6,512,309	$6,016,019	$24,904,283	$27,187,874
Weighted average common shares outstanding – basic	49,195,368	51,479,409	50,153,321	51,479,409
Net increase in net assets resulting from operations per common share – basic	$0.13	$0.12	$0.50	$0.53
Net increase in net assets resulting from operations per common share – diluted:
Net increase in net assets resulting from operations, before adjustments	$6,512,309	$6,016,019	$24,904,283	$27,187,874
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and Net Investment Income Incentive Fees(1)(2)	—	—	—	4,215,831
Net increase in net assets resulting from operations, as adjusted	$6,512,309	$6,016,019	$24,904,283	$31,403,705
Weighted average common shares outstanding – basic	49,195,368	51,479,409	50,153,321	51,479,409
Share adjustments for dilutive effect of Convertible Notes(1)(2)	—	—	—	8,248,298
Weighted average common shares outstanding – diluted	49,195,368	51,479,409	50,153,321	59,727,707
Net increase in net assets resulting from operations per common share – diluted(3)	$0.13	$0.12	$0.50	$0.53

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 8. EARNINGS PER SHARE (cont.)

(1)	Subsequent to the maturity and full repayment of the Convertible Notes on November 1, 2017, there are no dilutive potential common shares or adjustments for purposes of the computation of diluted earnings per share.
(2)	Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine months ended September 30, 2017, the adjustments for interest and deferred issuance costs on the Convertible Notes, and the related impact on the Base Fees and net investment income incentive fees as well as share adjustments for dilutive effect of the Convertible Notes were excluded from the respective periods’ diluted earnings per share computation. The following table represents the respective adjustments which were not made due to the anti-dilutive effect on the computation of diluted net increase in net assets resulting from net investment income per common share for the three and nine months ended September 30, 2017 and diluted net increase in net assets resulting from operations per common share for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net increase in net assets resulting from net investment income per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees	$1,177,683	$4,215,831
Share adjustments for dilutive effect of the Convertible Notes	8,248,298	8,248,298
Net increase in net assets resulting from operations per common share – diluted:
Adjustments for interest and deferred issuance costs on the Convertible Notes, and related impact on the Base Fees and net investment income incentive fees	$1,177,683	$—
Share adjustments for dilutive effect of the Convertible Notes	8,248,298	—

(3)	Net increase in net assets resulting from operations per common share – diluted for the nine months ended September 30, 2017 is dilutive on a rounded basis.

NOTE 9. DISTRIBUTIONS

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify to be taxed as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a distribution each quarter is determined by the Board and is based upon the annual taxable income estimated by the management of the Company. Income calculated in accordance with U.S. federal income tax regulations differs substantially from GAAP income. To the extent that the Company’s taxable earnings fall below the amount of distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. For the nine months ended September 30, 2018, the Company has paid cumulative distributions of approximately $30.0 million from net investment income.

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

The Company has adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if the Company makes a cash distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. During the three months ended September 30, 2018 and 2017, the Company did not issue any new shares of common stock to stockholders in connection with the distribution reinvestment plan. During the three months ended September 30, 2018 and 2017, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 21,728 shares and 45,183 shares, respectively, of our common stock for approximately $0.2 million and $0.3 million, respectively, in the open market to satisfy the reinvestment portion of our dividends. On September 28, 2018, the Company paid a distribution of $0.20 per share.

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

The tax character of distributions for the three months ended September 30, 2018 represented on an estimated basis, $0.12 per share from ordinary income and $0.08 per share as a return of capital. For the three months ended September 30, 2018, the amounts and sources of distributions reported are only estimates (based on an average of our 3 most recent years’ reported tax character) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of the 3 most recent years in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2018 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.

NOTE 10. NET ASSET VALUE PER SHARE

The Company’s net asset value per share as of September 30, 2018 and December 31, 2017 was $7.49 and $7.55, respectively. In determining the Company’s net asset value per share, the Board determined in good faith the fair value of the Company’s portfolio investments for which reliable market quotations are not readily available.

NOTE 11. SHARE REPURCHASE PROGRAM

On February 5, 2018, the Board authorized a program for the purpose of repurchasing up to $25.0 million worth of the Company’s common stock. Under that repurchase program, the Company was authorized, but was not obligated, to repurchase outstanding common stock in the open market from time to time through December 31, 2018, provided that repurchases comply with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Further, any repurchases were to be conducted in accordance with the 1940 Act. During the three months ended September 30, 2018, under that repurchase program, the Company repurchased 261,343 shares of outstanding common stock for approximately $1.8 million, while complying with the prohibitions under the Company’s Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The remaining cost of shares that may be repurchased under the program was $9.9 million as of September 30, 2018. In addition, repurchases were conducted in accordance with the 1940 Act.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Shares repurchased	261,343	—	2,333,143	—
Dollar amount repurchased	$1,823,366	—	$15,104,677	—
Average price per share (including commission)	$6.98	—	$6.47	—
Weighted average discount to net asset value	6.9%	—	13.7%	—
Remaining cost of shares that may be repurchased	$9,895,323	—	$9,895,323	—

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 12. INVESTMENT INCOME

The following table sets forth the components of investment income for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest income
Stated interest income	$6,240,305	$5,091,751	$17,561,261	$18,337,423
Original issue discount and market discount income	123,064	244,751	488,734	827,746
Payment-in-kind income	91,265	59,446	230,689	173,347
Discount income derived from unscheduled remittances at par	77,403	8,460	126,061	37,737
Total interest income	$6,532,037	$5,404,408	$18,406,745	$19,376,253
Income from securitization vehicles	$7,217,804	$8,086,059	$20,121,432	$26,081,676
Other income
Fee letters	$102,691	$314,007	$562,022	$1,051,207
Loan prepayment and bond call fees	762,842	300,000	1,050,842	570,212
All other fees	603,078	393,223	942,933	895,982
Total other income	$1,468,611	$1,007,230	$2,555,797	$2,517,401
Total investment income	$15,218,452	$14,497,697	$41,083,974	$47,975,330

The 1940 Act requires that a BDC offer significant managerial assistance to its portfolio companies. The Company may receive fee income for managerial assistance it renders to portfolio companies in connection with its investments. For the three and nine months ended September 30, 2018 and September 30, 2017, respectively, the Company received no fee income for managerial assistance.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into a variety of undertakings containing a variety of warranties and indemnifications that may expose the Company to some risk of loss. The risk of future loss arising from such undertakings, while not quantifiable, is expected to be remote. As of September 30, 2018, the Company had approximately $1.5 million of commitments to purchase additional investments.

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

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

NOTE 14. FINANCIAL HIGHLIGHTS

Financial highlights for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Per Share Data
Net asset value as of beginning of period	$7.56	$7.51	$7.55	$7.50
Net investment income(1)	0.18	0.13	0.50	0.45
Net realized and unrealized (losses)/gains(2)	(0.05)	(0.01)	(0.01)	0.08
Net change in net asset value from operations	0.13	0.12	0.49	0.53
Distributions of net investment income	(0.12)	(0.20)	(0.37)	(0.60)
Distributions of return of capital	(0.08)	—	(0.23)	—
Total distributions(3)	(0.20)	(0.20)	(0.60)	(0.60)
Effect of shares repurchased, gross	—	—	0.05	—
Net asset value at end of period	$7.49	$7.43	$7.49	$7.43
Per share market value at beginning of period	$6.90	$6.34	$5.74	$6.61
Per share market value at end of period	$7.12	$6.85	$7.12	$6.85
Total return based on market value(4)	6.09%	11.20%	35.52%	13.00%
Total return based on net asset value(5)	1.76%	1.60%	7.20%	7.07%
Shares outstanding at end of period	49,146,266	51,479,409	49,146,266	51,479,409

Ratios/Supplemental Data(8)
Net assets at end of period (000’s)	368,267	382,293	368,267	382,293
Average net assets (000’s)	370,269	384,433	379,045	386,146
Ratio of operating expenses to average net assets(6)	7.14%	8.04%	5.65%	8.59%
Ratio of net investment income to average net assets(6)	9.30%	7.04%	8.80%	7.98%
Portfolio turnover rate(7)	7.78%	6.52%	24.77%	32.3%

(1)	Represents per share net investment income for the period, based upon average shares outstanding.
(2)	Net realized and unrealized gains include rounding adjustments to reconcile change in net asset value per share.
(3)	Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. To the extent the Company’s taxable earnings fall below the total amount of the Company’s distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to the Company’s stockholders. The ultimate tax character of the Company’s earnings cannot be determined until tax returns are prepared after the end of the fiscal year. Refer to “Note 9. Distributions”.
(4)	Total return based on market value equals the increase or decrease of ending market value over beginning market value, plus distributions, divided by the beginning market value, assuming distribution reinvestment prices obtained under the Company’s distribution reinvestment plan, excluding any discounts. Total return is not annualized.
(5)	Total return based on net asset value equals the increase or decrease of ending net asset value over beginning net asset value, plus distributions, divided by the beginning net asset value. Total return is not annualized.
(6)	Annualized.
(7)	Portfolio turnover rate is calculated using the lesser of the year-to-date cash investment sales and debt repayments or year-to-date cash investment purchases over the average of the total investments at fair value.
(8)	The following table provides supplemental performance ratios (annualized) measured for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Ratio of expenses to average net assets:
Operating expenses before incentive fees	5.44%	7.46%	4.45%	7.61%
Net investment income incentive fees	1.70%	0.59%	1.20%	0.98%
Ratio of expenses, excluding interest expense	4.70%	4.19%	4.02%	4.74%

OXFORD SQUARE CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

NOTE 16. SUBSEQUENT EVENTS

From October 1, 2018 through October 30, 2018, an additional 646,450 shares of the Company’s common stock settled through its share repurchase program, for an aggregate cost of approximately $4.3 million at a weighted average price per share of common stock of approximately $6.60.

On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A. Under the amended Credit Facility, an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. The Company posted additional collateral with a principal amount of approximately $76.4 million. All other existing terms of the Credit Facility remain unchanged.

On October 26, 2018, the Board declared quarterly distributions to stockholders as follows:

Per Share Distribution Amount Declared	2018 Record Dates	2018 Payable Dates
$0.20	December 17, 2018	December 31, 2018

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in Part I Item 1A. — Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

We generally expect to invest between $5 million and $50 million in each of our portfolio companies, although this investment size may vary proportionately as the size of our capital base changes and market conditions warrant. We expect that our investment portfolio will be diversified among a large number of investments with few investments, if any, exceeding 5.0% of the total portfolio. As of September 30, 2018, our debt investments had stated interest rates of between 5.62% and 12.95% and maturity dates of between 20 and 154 months. In addition, our total portfolio had a weighted average annualized yield on debt investments of approximately 9.44%.

The weighted average annualized yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average annualized yield was computed using the effective interest rates as of September 30, 2018, including accretion of original issue discount (“OID”). There can be no assurance that the weighted average annualized yield will remain at its current level.

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

ASC 820-10 clarified the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. We consider the attributes of current market conditions on an ongoing basis and have determined that due to the general illiquidity of the market for our investment portfolio, whereby little or no market data exists, all of our investments are based upon “Level 3” inputs as of September 30, 2018.

Our Board determines the value of our investment portfolio each quarter. In connection with that determination, members of Oxford Square Management’s portfolio management team prepare a quarterly analysis of each portfolio investment using the most recent portfolio company financial statements, forecasts and other relevant financial and operational information. We may engage third-party valuation firms to provide assistance in valuing certain of its syndicated loans and bilateral investments, including related equity investments, although our Board ultimately determines the appropriate valuation of each such investment. Changes in fair value, as described above, are recorded in the statements of operations as net change in unrealized appreciation/ depreciation.

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

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to restructuring such that the interest income is deemed to be collectible. We generally restore non-accrual loans to accrual status when past due principal and interest is paid and, in our judgment, is likely to remain current. As of September 30, 2018 and December 31, 2017, we had no investments on non-accrual status.

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

Income from Securitization Vehicles and Investments

Income from investments in the equity class securities of CLO vehicles (typically income notes or subordinated notes) is recorded using the effective interest method in accordance with the provisions of ASC 325-40, based upon an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statements of operations differs from both the tax-basis investment income and from the cash distributions actually received by us during the period.

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

Preferred Equity Dividends

The Company holds preferred equity investments in its portfolio that contain cumulative preferred dividends that accumulate quarterly. The Company will record cumulative preferred dividends as investment income when they are declared by the portfolio company’s board of directors or upon any voluntary or involuntary liquidation, dissolution or winding up of the portfolio company.  As of September 30, 2018, approximately $4.5 million of cumulative preferred dividends had accumulated but had yet to be recorded as investment income by the Company.  These dividends are considered in the estimation of fair value of these preferred equity investments.

Recently Issued Accounting Standards

Refer to “Note 3. Summary of Significant Account Policies” to our consolidated financial statements for a description of recent accounting pronouncements, including the impact on our consolidated financial statements.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

The total fair value of our investment portfolio was approximately $505.4 million and $418.4 million as of September 30, 2018 and December 31, 2017, respectively. The increase in the value of investments during the nine month period ended September 30, 2018 was due primarily to purchases of investments of approximately $205.3 million and net unrealized appreciation on our investment portfolio of approximately $0.5 million (which incorporates reductions to CLO equity cost value of $10.9 million) partially offset by debt repayments and sales of securities totaling approximately 108.1 million and net realized losses of $0.6 million. A reconciliation of the investment portfolio for the nine months ended September 30, 2018 and the year ended December 31, 2017 follows:

($ in millions)	September 30, 2018	December 31, 2017
Beginning investment portfolio	$418.4	$589.9
Portfolio investments acquired	205.3	208.8
Debt repayments	(92.7)	(189.2)
Sales of securities	(15.4)	(171.4)
Reductions to CLO equity cost value(1)	(10.9)	(37.1)
Payment-in-kind	0.2	0.2
Accretion of discounts on investments(2)	0.6	1.2
Net change in unrealized appreciation/depreciation	0.5	23.0
Net realized losses on investments	(0.6)	(7.0)
Ending investment portfolio	$505.4	$418.4

(1)	For the nine months ended September 30, 2018, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the nine months ended September 30, 2018, of approximately $31.0 million and the effective yield interest income of approximately $20.1 million. For the year ended December 31, 2017, reduction to cost value on our CLO equity investments represents the difference between distributions received, or entitled to be received for the year ended December 31, 2017, of approximately $70.4 million and the effective yield interest income of approximately $33.3 million.
(2)	Includes rounding adjustment to reconcile ending investment portfolio as of September 30, 2018 and December 31, 2017.

During the three months ended September 30, 2018, we purchased approximately $91.8 million in portfolio investments, including additional investments of approximately $15.8 million in existing portfolio companies and approximately $76.0 million in new portfolio companies. For the year ended December 31, 2017, we closed approximately $208.8 million in portfolio investments, including additional investments of approximately $62.6 million in existing portfolio companies and approximately $146.2 million in new portfolio companies.

In certain instances, we receive investment proceeds based on the scheduled amortization of the outstanding loan balances and from the sales of portfolio investments. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

For the three months ended September 30, 2018 and the year ended December 31, 2017, we had debt repayments of approximately $24.1 million and $189.2 million, respectively. Also, during the three months ended September 30, 2018 and the year ended December 31, 2017, we recognized proceeds from the sales of securities of approximately $12.1 million and $171.4 million, respectively.

As of September 30, 2018, we had investments in debt securities of, or loans to, 23 portfolio companies, with a fair value of approximately $295.1 million, and equity investments of approximately $210.3 million. Our debt investments included approximately $0.1 million in capitalized PIK interest, which, as described in “— Overview” section above, is added to the carrying value of our investments, reduced by repayments of principal.

As of December 31, 2017, we had investments in debt securities of, or loans to, 21 portfolio companies, with a fair value of approximately $247.7 million, and equity investments of approximately $170.7 million. Our debt investments included approximately $0.2 million in capitalized PIK interest.

The following table indicates the quarterly portfolio investment activity for the past seven quarters:

Three Months Ended ($ in millions)	Purchases of Investments	Debt Repayments	Reductions to CLO Equity Cost(1)	Sales of Investments
September 30, 2018	$91.8	$24.1	$1.2	$12.1
June 30, 2018	88.8	43.7	5.8	0.2
March 31, 2018	24.7	24.9	3.9	3.1
Total	$205.3	$92.7	$10.9	$15.4
December 31, 2017	$40.7	$30.2	$5.7	$17.3
September 31, 2017	31.2	50.3	3.2	12.5
June 30, 2017	89.3	57.1	16.1	60.4
March 31, 2017	47.6	51.6	12.1	81.2
Total	$208.8	$189.2	$37.1	$171.4

(1)	Represents reductions to CLO equity cost value (representing distributions received, or entitled to be received, in excess of effective yield interest income).

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Notes	$290.6	57.5%	$242.2	57.9%
Subordinated Debt	—	—%	0.8	0.2%
CLO Debt	4.5	0.9%	4.7	1.1%
CLO Equity	191.2	37.8%	156.0	37.3%
Equity and Other Investments	19.1	3.8%	14.8	3.5%
Total(1)	$505.4	100.0%	$418.4	100.0%

(1)	Totals may not sum due to rounding.

Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, we held qualifying assets that represented 63% of our total assets. No additional non-qualifying assets were acquired during the periods when qualifying assets were less than 70% of the total assets.

The following table shows our portfolio of investments by industry at fair value, as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
	($ in millions)		($ in millions)
Structured finance(1)	$195.7	38.7%	$160.7	38.4%
Business services	107.1	21.2%	67.5	16.1%
Software	60.4	12.0%	24.8	5.9%
Healthcare	35.8	7.1%	13.0	3.1%
Telecommunication services	20.1	4.0%	51.2	12.3%
IT consulting	19.1	3.8%	18.1	4.3%
Financial intermediaries	16.9	3.3%	16.9	4.0%
Diversified insurance	15.0	3.0%	15.2	3.6%
Logistics	12.5	2.5%	10.4	2.5%
Utilities	7.0	1.4%	—	—%
Printing and publishing	5.7	1.1%	11.4	2.8%
Aerospace and defense	5.3	1.0%	5.4	1.3%
Education	4.8	0.9%	4.5	1.1%
Consumer services	—	—%	19.3	4.6%
Total	$505.4	100.0%	$418.4	100.0%

(1)	Reflects our debt and equity investments in CLOs as of September 30, 2018 and December 31, 2017, respectively.

PORTFOLIO GRADING

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2018 and December 31, 2017, our portfolio had a weighted average grade of 2.0 and 2.2, respectively, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in CLOs are not graded.

At September 30, 2018 and December 31, 2017, our debt investment portfolio was graded as follows:

		September 30, 2018
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	288.8	96.2%	285.0	96.6%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	11.4	3.8%	10.1	3.4%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$300.2	100.0%	295.1	100.0%

		December 31, 2017
Grade	Summary Description	Principal Value	Percentage of Total Portfolio	Portfolio at Fair Value	Percentage of Total Portfolio
		($ in millions)		($ in millions)
1	Company is ahead of expectations and/or outperforming financial covenant requirements of the specific tranche and such trend is expected to continue.	$—	—%	$—	—%
2	Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	203.4	80.3%	200.2	80.8%
3	Closer monitoring is required. Full repayment of the outstanding amount of OXSQ’s cost basis and interest is expected for the specific tranche.	49.9	19.7%	47.5	19.2%
4	A loss of interest income has occurred or is expected to occur and, in most cases, the investment is placed on non-accrual status. Full repayment of the outstanding amount of OXSQ’s cost basis is expected for the specific tranche.	—	—%	—	—%
5	Full repayment of the outstanding amount of OXSQ’s cost basis is not expected for the specific tranche and the investment is placed on non-accrual status.	—	—%	—	—%
		$253.3	100.0%	$247.7	100.0%

We expect that a portion of our investments will be in the grades 3, 4 or 5 categories from time to time, and, as such, we will be required to work with troubled portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 3, 4 or 5 may fluctuate from period to period.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.

Investment Income

Investment income for the three months ended September 30, 2018 and September 30, 2017 was approximately $15.2 million and $14.5 million, respectively. For the nine months ended September 30, 2018 and September 30, 2017, investment income was approximately $41.1 million and $48.0 million, respectively. The following tables set forth the components of investment income for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest income
Stated interest income	$6,240,305	$5,091,751	$17,561,261	$18,337,423
Original issue discount and market discount income	123,064	244,751	488,734	827,746
Payment-in-kind income	91,265	59,446	230,689	173,347
Discount income derived from unscheduled remittances at par	77,403	8,460	126,061	37,737
Total interest income	$6,532,037	$5,404,408	$18,406,745	$19,376,253
Income from securitization vehicles	$7,217,804	$8,086,059	$20,121,432	$26,081,676

Commitment, amendment and other fee income
Fee letters	$102,691	$314,007	$562,022	$1,051,207
Loan prepayment and bond call fees	762,842	300,000	1,050,842	570,212
All other fees	603,078	393,223	942,933	895,982
Total commitment, amendment and other fee income	$1,468,611	$1,007,230	$2,555,797	$2,517,401
Total investment income	$15,218,452	$14,497,697	$41,083,974	$47,975,330

The increase in total investment income for the three months ended September 30, 2018 was primarily due to an increase in interest income and other fee income partially offset by lower income from securitization vehicles. For the nine months ended September 30, 2018, total investment income decreased as compared to the nine months ended September 30, 2017 primarily due to a decrease in income from securitization vehicles and lower interest income. The total principal value of income producing debt investments as of September 30, 2018 and September 30, 2017 was approximately $300.2 million and $244.4 million, respectively.

As of September 30, 2018, our debt investments had stated interest rates of between 5.62% and 12.95% and maturity dates of between 20 and 154 months compared to stated interest rates of 4.75% to 15.00% and maturity dates between 15 and 112 months as of September 30, 2017. In addition, our total debt portfolio had a weighted average yield on debt investments of approximately 9.44% as of September 30, 2018, compared to approximately 9.47% as of September 30, 2017. As of September 30, 2018, our CLO equity investments had a weighted average effective yield of 14.82% and compared to a weighted average effective yield of 15.93% as of September 30, 2017.

Operating Expenses

Total expenses for the three months ended September 30, 2018 and September 30, 2017 were approximately $6.6 million and $7.7 million, respectively. Total expenses for the nine months ended September 30, 2018 and September 30, 2017 were approximately $16.1 million and $24.9 million, respectively. These amounts consisted of base management fees, interest expense, professional fees, compensation expense, incentive fees and general and administrative expenses.

Expenses before incentive fees for the three months ended September 30, 2018 were approximately $5.0 million, which decreased by approximately $2.1 million from the quarter ended September 30, 2017, largely attributable to lower interest expense, base management fees, and professional fees. Expenses before incentive fees for the nine months ended September 30, 2018 were approximately $12.7 million, which decreased by approximately $9.4 million from the nine months ended September 30, 2017, largely attributable to lower interest expense, base management fees, and professional fees.

The base management fee for the three months ended September 30, 2018 was approximately $1.8 million compared with $2.0 million for the three months ended September 30, 2017. The base management fee for the nine months ended September 30, 2018 was approximately $5.3 million compared with $6.5 million for the nine months ended September 30, 2017. The decrease was due largely to a decline in the weighted average gross assets due to the repayment of the TICC CLO 2012-1 LLC secured notes and the Convertible Notes, which occurred in the third and fourth quarters of 2017, respectively. As of September 30, 2018 and December 31, 2017, approximately $1.8 million and $1.7 million respectively, of base management fees remained payable to Oxford Square Management.

Interest expense for the three months ended September 30, 2018 was approximately $2.3 million, which relates to our 6.50% unsecured notes due 2024 (the “6.50% Unsecured Notes”) and OXSQ Funding’s credit facility with Citibank, N.A. (the “Credit Facility”), compared to interest expense of approximately $3.7 million for the three months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 was approximately $4.6 million compared to interest expense of approximately $11.1 million for the nine months ended September 30, 2017. The primary driver of the decrease was the repayment of the TICC CLO 2012-1 secured notes and the Convertible Notes. The aggregate accrued interest which remained payable as of September 30, 2018 and December 31, 2017, was approximately $365,000 and $12,000, respectively.

Professional fees, consisting of legal, consulting, valuation, audit and tax fees, were approximately $0.4 million for the quarter ended September 30, 2018, compared to approximately $0.7 million for the quarter ended September 30, 2017. Professional fees were approximately $0.9 million and $2.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Those decreases are primarily due to lower audit and legal fees.

Compensation expenses were approximately $0.2 million for the three months ended September 30, 2018, compared to approximately $0.2 million for the three months ended September 30, 2017, reflecting the allocation of compensation expenses for the services of our Chief Financial Officer, accounting personnel, and other administrative support staff. Compensation expenses for the nine months ended September 30, 2018 and September 30, 2017 were approximately $0.7 million and $0.7 million, respectively.

General and administrative expenses, consisting primarily of directors’ fees, insurance, listing fees, transfer agent and custodian fees, office supplies, facilities costs and other expenses, were approximately $0.4 million for the three months ended September 30, 2018, compared to approximately $0.5 million for the three months ended September 30, 2017. General and administrative expenses for the nine months ended September 30, 2018 and September 30, 2017 were approximately $1.2 million and $1.7 million, respectively. Office supplies, facilities costs and other expenses are allocated to us under the terms of the Administration Agreement.

Incentive Fees

The net investment income incentive fee recorded for the three months ended September 30, 2018 was approximately $1.6 million, compared to $0.6 million for the three months ended September 30, 2017. The net investment income incentive fee recorded for the nine months ended September 30, 2018 was approximately $3.4 million, compared to $2.8 million for the nine months ended September 30, 2017.

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

The capital gains incentive fee expense, as reported under GAAP, is calculated on the basis of net realized and unrealized gains and losses at the end of each period. The expense related to the hypothetical liquidation of the portfolio (and assuming no other changes in realized or unrealized gains and losses) would only become payable to our investment adviser in the event of a complete liquidation of our portfolio as of period end and the termination of the Investment Advisory Agreement on such date. For the three and nine months ended September 30, 2018 and September 30, 2017, no accrual was required as a result of the impact of accumulated net unrealized depreciation and net realized losses on our portfolio.

The amount of the capital gains incentive fee which will actually be payable is determined in accordance with the terms of the Investment Advisory Agreement and is calculated as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). The terms of the Investment Advisory Agreement state that the capital gains incentive fee calculation is based on net realized gains, if any, offset by gross unrealized depreciation for the calendar year. No effect is given to gross unrealized appreciation in this calculation. For the three and nine months ended September 30, 2018 and September 30, 2017, such an accrual was not required under the terms of the Investment Advisory Agreement.

Realized and Unrealized Gains/Losses on Investments

For the three and nine months ended September 30, 2018, we recognized net realized gains on investments of approximately $0.2 million and net realized losses on investments of $0.6 million, respectively, which primarily reflects the sale of several CLO equity investments and full repayment of a senior secured note investment.

For the three months ended September 30, 2018, our net change in unrealized depreciation was approximately $2.3 million, composed of $3.6 million in gross unrealized appreciation, $5.2 million in gross unrealized depreciation and approximately $0.7 million relating to the reversal of prior period net unrealized appreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $1.2 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant components of the net change in unrealized appreciation and depreciation during the three months ended September 30, 2018 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Sound Point CLO XVI, Ltd.	$(1.1)
Telos CLO 2014-5, Ltd.	(1.0)
Polycom, Inc.	(0.9)
Telos CLO 2013-4, Ltd.	(0.5)
Zais CLO 6, Ltd.	(0.4)
Ivy Hill Middle Market Credit Fund VII, Ltd.	(0.4)
Jamestown CLO V Ltd.	0.4
Venture XIV, Ltd.	0.3
Net all other	1.3
Total	$(2.3)

For the nine months ended September 30, 2018, our net change in unrealized appreciation/depreciation was approximately $0.5 million, composed of $9.1 million in gross unrealized appreciation, $11.0 million in gross unrealized depreciation and approximately $2.4 million relating to the reversal of prior period net unrealized depreciation as investment gains and losses were realized. This includes net unrealized appreciation of approximately $10.9 million as a result of reductions to the cost value of our CLO equity investments under the effective yield accounting methodology, whereby the cost value of the respective investments are reduced by the excess of actual cash received and record date distributions to be received over the calculated income using the effective yield.

The most significant changes in net unrealized appreciation and depreciation during the nine months ended September 30, 2018 were as follows (in millions):

Portfolio Company	Change in Unrealized Appreciation (Depreciation)
Catamaran CLO 2012-1 Ltd.	$2.6
Unitek Global Services, Inc.	2.3
Ares XXVI CLO Ltd.	2.0
Telos CLO 2014-5, Ltd.	0.9
Imagine! Print Solutions	(1.6)
AMMC CLO XII, Ltd.	(1.2)
Cedar Funding II CLO, Ltd.	(1.2)
Sound Point CLO XVI, Ltd.	(1.1)
Net all other	(2.2)
Total	$0.5

Net Increase in Net Assets Resulting from Net Investment Income

Net investment income for the three months ended September 30, 2018 and September 30, 2017 was approximately $8.6 million and $6.8 million, respectively. Net investment income for the nine months ended September 30, 2018 and September 30, 2017 was approximately $25.0 million and $23.1 million, respectively.

For the three and nine months ended September 30, 2018, the net increase in net assets resulting from net investment income per common share was $0.18 (basic and diluted) and $0.50 (basic and diluted), respectively, and based on 49,195,368 and 50,153,321 weighted average common shares, respectively. For the three and nine months ended September 30, 2017, the net increase in net assets resulting from net investment income per common share was $0.13 (basic and diluted) and $0.45 (basic and diluted), respectively, and based on 51,479,409 weighted average common shares. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and September 30, 2017, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for the dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2018 and September 30, 2017 was approximately $6.5 million and $6.0 million, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2018 and September 30, 2017 was approximately $24.9 million and $27.2 million, respectively.

For the three months ended September 30, 2018, the net increase in net assets resulting from operations per common share was $0.13 (basic and diluted) compared to $0.12 (basic) and $0.18 (diluted) for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and September 30, 2017, the net increase in net assets resulting from operations per common share was $0.50 (basic and diluted) and $0.53 (basic and diluted), respectively. Due to the anti-dilutive effect on the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and for the nine months ended September 30, 2017, the adjustments for interest on Convertible Notes, investment advisory fees, deferred issuance costs and net investment income incentive fees as well as share adjustments for the dilutive effect of Convertible Notes were excluded from the respective period’s diluted earnings per share computation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, cash, cash equivalents and restricted cash were approximately $12.1 million as compared to approximately $30.0 million as of December 31, 2017. For the nine months ended September 30, 2018, net cash provided by operating activities for the period, consisting primarily of the items described in “— Results of Operations,” was approximately $60.4 million, largely reflecting proceeds from principal repayments and sales of investments of approximately $108.1 million and reductions to CLO equity cost value of $10.9 million partially offset by purchases of investments of approximately $205.3 million. For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $42.5 million, reflecting the issuance of the Credit Facility partially offset by distribution of dividends and repurchase of common stock.

From time to time, we may seek to retire, repurchase, or exchange our debt and equity securities in open market purchases or by other means dependent on market conditions, liquidity, contractual obligations, and other matters.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

		Payments Due by Period
Contractual obligations (in millions)	Total Principal	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations:
6.50% Unsecured Notes	$64.4	$—	$—	$—	$64.4
Credit Facility	87.7	—	87.7	—	—
	$152.1	—	$87.7	$—	$64.4

Refer to “Note 6. Borrowings” in the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had approximately $1.5 million of commitments to purchase additional investments. We had no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of September 30, 2018, our asset coverage for borrowed amounts was 340.9%.

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

The weighted average stated interest rate and weighted average maturity on all of the Company’s debt outstanding as of September 30, 2018 were 5.39% and 3.3 years, respectively, and as of December 31, 2017 were 6.50% and 6.2 years, respectively.

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

Effective January 1, 2015, we recorded interest from our investments in the equity class securities of CLO vehicles using the effective interest method in accordance with the provisions of ASC 325-40, Beneficial Interests in Securitized Financial Assets, based upon an estimation of an effective yield to the expected redemption utilizing estimated cash flows, including those CLO equity investments that have not made their inaugural distribution for the relevant period end. We monitor the expected residual payments, and effective yield is determined and updated periodically, as needed. Accordingly, investment income recognized on CLO equity securities in the GAAP statements of operations differs from both the tax-basis investment income and from the cash distributions we actually received during the period. CLO entities generally constitute “passive foreign investment companies” and are subject to complex tax rules; the calculation of taxable income attributed to a CLO equity investment can be dramatically different from the calculation of income for financial reporting purposes. Taxable income is based upon the distributable share of earnings as determined under tax regulations for each CLO equity investment, while accounting income is recorded using the effective yield method. This method requires the calculation of an effective yield to expected redemption based upon an estimation of the amount and timing of future cash flows, including recurring cash flows as well as future principal repayments; the difference between the actual cash received (and record date distributions to be received) and the effective yield income calculation is an adjustment to cost. The effective yield is reviewed quarterly and adjusted as appropriate. Our final taxable earnings for the year ended December 31, 2018 will not be known until our tax returns are filed, but our experience has been that cash flows have historically represented a reasonable estimate of taxable earnings. While GAAP accounting income from our CLO equity class investments for the three months ended September 30, 2018 was approximately $7.2 million, we received or were entitled to receive approximately $8.4 million in distributions. Our distribution policy is based upon our estimate of our taxable net investment income, which includes actual distributions from our CLO equity class investments, with further consideration given to our realized gains or losses on a taxable basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that our Board has declared on our common stock since the beginning of 2016:

Date Declared	Record Date	Payment Date	Distributions		GAAP net investment income		Distributions of return of capital
Fiscal 2018
October 26, 2018	December 17, 2018	December 31, 2018	$0.20		$—	(1)	$—	(1)
July 26, 2018	September 14, 2018	September 28, 2018	0.20		0.18		0.08	(2)
April 24, 2018	June 15, 2018	June 29, 2018	0.20		0.15		0.08	(2)
February 22, 2018	March 16, 2018	March 30, 2018	0.20		0.17		0.08	(2)
Total (2018)			$0.80		$—	(1)	$—	(1)
Fiscal 2017
October 27, 2017	December 15, 2017	December 29, 2017	$0.20		$0.15		$0.13
February 27, 2017	September 15, 2017	September 29, 2017	0.20		0.13		0.13
February 27, 2017	June 16, 2017	June 30, 2017	0.20		0.16		0.13
February 27, 2017	March 16, 2017	March 31, 2017	0.20		0.16		0.13
Total (2017)			$0.80	(3)	$0.60		$0.50	(3)(5)
Fiscal 2016
October 26, 2016	December 16, 2016	December 30, 2016	$0.29		$0.18		$0.15
July 28, 2016	September 16, 2016	September 30, 2016	0.29		0.13		0.15
April 28, 2016	June 16, 2016	June 30, 2016	0.29		0.13		0.15
February 18, 2016	March 17, 2016	March 31, 2016	0.29		0.08		0.15
Total (2016)			$1.16	(4)	$0.52		$0.59	(4)(5)

(1)	We have not yet reported earnings for this period.
(2)	The tax character of distributions for the three months ended September 30, 2018 represented on an estimated basis, $0.12 per share from ordinary income and $0.08 per share as a return of capital. For the three months ended September 30, 2018, the amounts and sources of distributions reported are only estimates (based on an average of our 3 most recent years’ reported tax character) and are not being provided for U.S. tax reporting purposes. Because the Company believes the historical tax characteristics of distributions is the most useful information which is readily available, the Company has used the average of the 3 most recent years in providing the estimates herein. However, the timing and character of distributions for federal income tax purposes (which are determined in accordance with the U.S. federal tax rules which may differ from GAAP) may be materially different than the historical information the Company used in providing the estimates herein. The final determination of the source of all distributions in 2018 will be made after year-end and the amounts represented may be materially different from the amounts disclosed in the final Form 1099-DIV notice. The actual amounts and sources of the amounts for tax reporting purposes will depend upon the Company’s investment performance and may be subject to change based on tax regulations.
(3)	Cash distributions for the year ended December 31, 2017 includes a tax return of capital of approximately $0.50 per share for tax purposes.
(4)	Cash distributions for the year ended December 31, 2016 includes a tax return of capital of approximately $0.59 per share for tax purposes.
(5)	Totals may not sum due to rounding.

Related Parties

We have entered into the Investment Advisory Agreement with Oxford Square Management. Oxford Square Management is controlled by Oxford Funds, its managing member. Oxford Funds, as the managing member of Oxford Square Management, manages the business and internal affairs of Oxford Square Management. In addition, Oxford Funds provides us with office facilities and administrative services pursuant to the Administration Agreement. Jonathan H. Cohen is the managing member of and controls Oxford Funds. Saul B. Rosenthal is also the President of Oxford Square Management and a member of Oxford Funds. Charles M. Royce has a minority, non-controlling interest in Oxford Square Management.

Messrs. Cohen and Rosenthal also currently serve as Chief Executive Officer and President, respectively, at Oxford Bridge Management, LLC, the investment adviser to Oxford Bridge, LLC and Oxford Bridge II, LLC, private funds that invest principally in the equity of CLOs. Oxford Funds is the managing member of Oxford Bridge Management, LLC. In addition, Bruce L. Rubin serves as the Chief Financial Officer and Secretary, and Gerald Cummins serves as the Chief Compliance Officer, respectively, of Oxford Bridge Management, LLC.

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

As a result, certain conflicts of interest may arise with respect to the management of our portfolio by Messrs. Cohen and Rosenthal on the one hand, and the obligations of Messrs. Cohen and Rosenthal to manage Oxford Lane Capital Corp., Oxford Bridge, LLC and Oxford Bridge II, LLC, respectively, on the other hand.

Oxford Square Management, Oxford Lane Management, LLC and Oxford Bridge Management, LLC are subject to a written policy with respect to the allocation of investment opportunities among the Company, Oxford Lane Capital Corp., Oxford Bridge, LLC and Oxford Bridge II, LLC. Where investments are suitable for more than one entity, the allocation policy generally provides that, depending on size and subject to current and anticipated cash availability, the absolute size of the investment as well as its relative size compared to the total assets of each entity, current and anticipated weighted average costs of capital, among other factors, an investment amount will be determined by the adviser to each entity. If the investment opportunity is sufficient for each entity to receive its investment amount, then each entity receives the investment amount; otherwise, the investment amount is reduced pro rata. On June 14, 2017, the Securities and Exchange Commission issued an order permitting the Company and certain of its affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, the Company and certain of its affiliates are now permitted, together with any future BDCs, registered closed-end funds and certain private funds, each of whose investment adviser is the Company’s investment adviser or an investment adviser controlling, controlled by, or under common control with the Company’s investment adviser, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing the Company’s stockholders with access to a broader array of investment opportunities. Pursuant to the Order, we are permitted to co-invest in such investment opportunities with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

RECENT DEVELOPMENTS

From October 1, 2018 through October 30, 2018, an additional 646,450 shares of the Company’s common stock settled through its share repurchase program, for an aggregate cost of approximately $4.3 million at a weighted average price per share of common stock of approximately $6.60.

On October 12, 2018, OXSQ Funding amended the Credit Facility with Citibank, N.A. Under the amended Credit Facility, an additional borrowing amount of approximately $37.3 million was made under the same terms as the existing credit agreement. The Company posted additional collateral with a principal amount of approximately $76.4 million. All other existing terms of the Credit Facility remain unchanged.

On October 26, 2018, the Board declared a distribution of $0.20 per share for the fourth quarter, payable on December 31, 2018 to stockholders of record as of December 17, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, all of our debt investments were at variable rates, representing approximately $300.2 million in principal debt. As of September 30, 2018, all of our variable rate investments were income producing. The variable rates are based upon the five-year Treasury note, the Prime rate or LIBOR, and, in the case of our bilateral investments, are generally reset annually, whereas our non-bilateral investments generally reset quarterly. We expect that future debt investments will generally be made at variable rates. Many of the variable rate investments contain floors.

Based on our consolidated statements of assets and liabilities as of September 30, 2018, the following table shows the annualized impact on investment income of hypothetical base rate changes in interest rates for our settled investments (considering interest rate floors for floating rate instruments), excluding CLO equity investments. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2018. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2018, and are only adjusted for assumed changes in the underlying base interest rates. As of September 30, 2018, we did not hold any floating rate debt. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including a change in the level of our borrowings, that could affect the net increase (or decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Hypothetical Change in Interest Rates	Estimated Percentage change in Investment Income
Up 100 basis points	4.9%
Up 200 basis points	9.9%
Up 300 basis points	14.8%
Down 25 basis points	(1.2)%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the risks described below, there have been no material changes during the three months ended September 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Equity Securities

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2018, and we did not issue shares of common stock under our distribution reinvestment plan. During the three months ended September 30, 2018, as part of our dividend reinvestment plan for our common stockholders, our dividend reinvestment administrator purchased 21,728 shares of our common stock for approximately $0.2 million in the open market to satisfy the reinvestment portion of our dividends.

Issuer Purchases of Equity Securities

On February 5, 2018, our board of directors authorized a program for the purpose of repurchasing up to $25.0 million worth of our common stock. Under the repurchase program, we may, but we are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our Insider Trading Policies and Procedures and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. In addition, any repurchases will be conducted in accordance with the Investment Company Act of 1940, as amended. During the three months ended September 30, 2018, we repurchased 261,343 shares at a weighted average price of approximately $6.98 per share, inclusive of commissions. This represents a discount of approximately 7.5% of the net asset value per share as of September 30, 2018. The total dollar amount of shares repurchased this period was approximately $1.8 million, leaving a maximum of approximately $9.9 million available for future program purchases. The following table discloses on a monthly basis for the quarter ended September 30, 2018, the total number of shares repurchased (including the total number of shares repurchased under this program), the weighted average price paid per share, and the maximum number of shares (or approximate dollar value) of shares that may yet be repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
January 1, 2018 – January 31, 2018	—	$—	—	$—
February 1, 2018 – February 28, 2018	336,921	$5.66	336,921	$23.1 million
March 1, 2018 – March 31, 2018	653,339	$6.18	990,260	$19.1 million
April 1, 2018 – April 30, 2018	100,456	$6.11	1,090,716	$18.5 million
May 1, 2018 – May 31, 2018	540,031	$6.73	1,630,747	$14.8 million
June 1, 2018 – June 30, 2018	441,053	$6.92	2,071,800	$11.7 million
July 1, 2018 – July 31, 2018	152,437	$6.98	2,224,237	$10.7 million
August 1, 2018 – August 31, 2018	108,906	$6.98	2,333,143	$9.9 million
September 1, 2018 – September 30, 2018	—	$—	—	$9.9 million

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit a. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed December 3, 2007).
3.3	Third Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s report on Form 10-Q filed on November 7, 2016).
3.4	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed March 20, 2018).
3.5	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K filed March 20, 2018).
4.1	Form of Share Certificate (Incorporated by reference to Exhibit d. to the Registrant’s Registration Statement on Form N-2 (File No. 333-109055), filed on September 23, 2003).
10.1	First Amendment to the Credit and Security Agreement among Oxford Square Funding 2018, LLC, as borrower, Oxford Square Capital Corp., as equityholder and collateral manager, and Citibank, N.A., as lender and administrative agent, dated October 12, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on October 12, 2018).
10.2	Sale, Contribution and Master Participation Agreement by and between Oxford Square Funding 2018, LLC, as the buyer and Oxford Square Capital Corp., as the seller, dated October 12, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on October 12, 2018).
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD SQUARE CAPITAL CORP.

Date: October 31, 2018	By:	/s/ Jonathan H. Cohen
Jonathan H. Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2018	By:	/s/ Bruce L. Rubin
Bruce L. Rubin
Chief Financial Officer
(Principal Accounting Officer)

